Form 10-Q
period 2007-09-30
NRDC Acquisition Corp.
filed 2007-12-03
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:

NRDC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-0500600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Manhattanville Road
Purchase, New York  10577
(Address of principal executive office)

(914) 272-8067
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐ .    Accelerated filer   ☐ .    Non-accelerated filer   ☒ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No   ☐ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of October 23, 2007 was 51,750,000.

 PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements.

Reference is made to our financial statements and accompanying notes beginning on Page F-1 of this report.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our combined consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

We were formed on July 10, 2007 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. We intend to use cash derived from the net proceeds of our initial public offering, which was consummated on October 23, 2007, and the exercise by the underwriters of their over-allotment option, which closed on October 23, 2007, together with any additional financing arrangements that we undertake, to effect a business combination.

Through September 30, 2007, our efforts have been limited to organizational activities and activities relating to our initial public offering; we have neither engaged in any operations nor generated any revenues. As of September 30, 2007, we had accrued expenses and offering costs of approximately $403,037. In addition, we had cash of $130,589, which was principally funded pursuant to a $200,000 note issued to one of our initial stockholders.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of net operating loss carry-forwards and temporary differences, aggregating approximately $249. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2007. The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Deferred offering costs

Deferred offering costs consist principally of legal and other professional fees incurred through the balance sheet date that are related to the Offering and that were charged to capital upon the receipt of the capital raised.

Subsequent Events

On October 23, 2007, we consummated a private placement of 8 million warrants with NRDC Capital Management, LLC, an entity owned and controlled by the executive officers of the Company, and our initial public offering of 41,400,000 units, including 5,400,000 units pursuant to the underwriters’ over-allotment option.   We received net proceeds of approximately $384,000,000 and also received $8,000,000 of proceeds from the private placement sale of 8,000,000 insider warrants to NRDC Capital Management, LLC.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business. There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering and Private Placement, $406,456,881 including $14,490,000 of the underwriters’ discounts and commissions is being held in a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company.

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriters’ discounts and commissions). However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In the event that that occurs, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

•	may significantly reduce the equity interest of our stockholders;

•
will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•
our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

We believe that we will have sufficient funds to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Approximately $2,700,000 of working capital over this time period will be funded from the interest earned from the funds held in the trust account. Over this time period, we anticipate making the following expenditures:

•
approximately $1,200,000 of expenses for due diligence of prospective target businesses, including fees for market research or consultants used to perform due diligence, if any and reimbursement of out-of-pocket due diligence expenses incurred by our management team;

•	approximately $1,000,000 of legal, accounting and other non-due diligence expenses including structuring and negotiating a business combination;

•	approximately $180,000 of expenses for office space, administrative and support services to NRDC Capital Management, LLC;

•	approximately $70,000 of legal and accounting fees relating to SEC reporting obligations; and

•
approximately $250,000 of miscellaneous expenses (potentially including deposits or down payments for a proposed business combination), premiums for key man life insurance for our chairman, chief executive officer and secretary and premiums and director and officer liability insurance premiums and reserves.

On July 13, 2007, we used $200,000 of the proceeds from the private placement and our initial public offering to repay the note payable to one of our initial stockholders, NRDC Capital Management, LLC. The loan was repaid in full, without interest, and cancelled.

On November 16, 2007 we used $161,710 of our general working capital to pay premiums associated with our directors and officers liability insurance.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues. As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of October 23, approximately $ 391,966,881 of the net proceeds of the private placement and our initial public offering (excluding approximately $14,490,000 of deferred underwriting discounts and commissions) was held in trust for the purposes of consummating a business combination. The proceeds held in trust (including approximately $14,490,000 of deferred underwriting discounts and commissions) have been invested in a money market fund that invests principally in short-term securities issued or guaranteed by the United States.  As of December 3, 2007, the effective annualized interest rate payable on our investment was approximately 3.92%. Assuming no other changes to our holdings as of December 3, 2007, a 1% decrease in the underlying interest rate payable on our investment as of December 3, 2007 would result in a decrease of approximately $1,016,142 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on July 10, 2007. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

 Item 4. Controls and Procedures.

As of September 30, 2007, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal control over financial reporting since our inception on July 10, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

 Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

 Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our Prospectus as filed with the Securities and Exchange Commission dated October 17, 2007, which could materially affect our business, financial condition or future results. There have been no material updates or changes to such Risk Factors that are required to be disclosed in this Item 1A.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 23, 2007, we consummated a private placement of warrants to NRDC Capital Management, LLC, an entity owned and controlled by our chief executive officer for an aggregate purchase price of $8 million, and our initial public offering of 41,400,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock. We received net proceeds of approximately $384,000,000 and also received $8,000,000 of proceeds from the private placement sale of 8,000,000 insider warrants to NRDC Capital Management, LLC.  As of October 23, 2007, $391,966,881 of this amount had been placed in trust for purposes of consummating a business combination (excluding $14,490,000 of deferred underwriting discounts and commissions).

On October 23, 2007, the underwriters for our initial public offering exercised their over-allotment option and purchased 5,400,000 additional units. All the net proceeds from the exercise of the over-allotment option and deferred underwriting discounts and commissions have been placed in trust. We have not yet determined the amount of any expenses attributable to the sale of units pursuant to the exercise of the over-allotment option.

On July 13, 2007, we used $200,000 of our general working capital to repay the note payable to our chief executive officer. The loan was repaid in full, without interest, and cancelled.

On November 16, 2007, we used $161,710 of our general working capital to pay premiums associated with our directors and officers liability insurance.

 Item 3. Defaults upon Senior Securities.

Not applicable.

 Item 4. Submission of Matters to a Vote of the Security Holders.

Not applicable

 Item 5. Other Information.

Not applicable.

 Item 6. Exhibits.

3.1	Amended and Restated Certificate of Incorporation **

3.2	By-Laws *

4.1	Specimen Unit Certificate ***

4.2	Specimen Common Stock Certificate **

4.3	Specimen Warrant Certificate ***

4.4	Form of Warrant Agreement entered into by and between Continental Stock Transfer & Trust Company ***

10.1	Form of Letter Agreement between the Registrant and NRDC Capital Management LLC and all of the directors and executive officers of the Registrant ***

10.2	Letter of Agreement between the Registrant and William L. Mack ****

10.3	Letter of Agreement between the Registrant and Robert C. Baker ****

10.4	Letter of Agreement between the Registrant and Richard A. Baker ****

10.5	Letter of Agreement between the Registrant and Lee S. Neibart ****

10.6	Letter of Agreement between the Registrant and Michael J. Indiveri ***

10.7	Letter of Agreement between the Registrant and Edward H. Meyer ***

10.8	Letter of Agreement between the Registrant and Laura Pomerantz ***

10.9	Letter of Agreement between the Registrant and Vincent Tese ***

10.10	Letter of Agreement between the Registrant and Ronald W. Tysoe ***

10.11	Form of Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company ****.

10.14	Form of Registration Rights Agreement among the Registrant NRDC Capital Management LLC and certain directors of the Registrant ***

10.16	Private Placement Warrant Purchase Agreement between the Registrant and NRDC Capital Management LLC ****

10.17	Form of Right of First Offer Agreement between Registrant and NRDC Capital Management LLC, NRDC Real Estate Advisors LLC and NRDC Equity Advisors LLC ***

10.18	Letter of Co-Investment Agreement between Registrant and NRDC Capital Management LLC ****

10.19	Form of Letter Agreement between the Registrant and Apollo Real Estate Advisors L.P.****

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

*	Previously filed in connection with NRDC Acquisition Corp.’s registration statement on Form S-1 (File No. 333—144871) filed on July 26, 2007

**	Previously filed in connection with amendment No. 1 to NRDC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-144871) filed on September 7, 2007

***	Previously filed in connection with amendment No. 2 to NRDC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-144871) filed on September 27, 2007

****	Previously filed in connection with amendment No. 3 to NRDC Acquisition Corp.’s registration statement on Form S-1 (File No. 333-144871) filed on October 10, 2007

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 3, 2007	NRDC ACQUISITION CORP.

	By:	/s/ Richard A. Baker
Richard A. Baker
Chief Executive Officer
(Principal Financial Officer)

 NRDC ACQUISITION CORP.
(a development stage company)

Balance Sheet
September 30, 2007
(unaudited)

Assets

Current assets: Cash	$130,589
Deferred offering costs	496,717

Total assets	$627,306

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued expenses	$731
Accrued offering costs	402,306
Note payable to affiliate	200,000

Total current liabilities	603,037

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued or outstanding	—
Common stock, $0.0001 par value, 106,000,000 shares authorized; 10,350,000 shares issued and outstanding	1,035

Additional paid-in capital	23,965

Deficit accumulated during the development stage	(731)

Total stockholders’ equity	24,269

Total liabilities and stockholders’ equity	$627,306

See accompanying notes to financial statements.

 NRDC ACQUISITION CORP.
(a development stage company)

Statement of Operations
For the period from July 10, 2007 (inception) through September 30, 2007
(unaudited)

Formation and operating costs	$731

Net Loss	(731)

Basic and diluted net loss per share	$(0.00)

Weighted average shares outstanding — basic and diluted	10,350,000

See accompanying notes to financial statements.

 NRDC ACQUISITION CORP.
(a development stage company)

Statement of Stockholders’ Equity
For the period from July 10, 2007 (inception) through September 30, 2007
(unaudited)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Initial capital from founding stockholders for cash	10,350,000	$1,035	$23,965	$—	$25,000
Net loss	—	—	—	(731)	(731)

Balance at September 30, 2007	10,350,000	$1,035	$23,965	$(731)	$24,269

See accompanying notes to financial statements.

 NRDC ACQUISITION CORP.
(a development stage company)

Statement of Cash Flows
For the period July 10, 2007 (inception) through September 30, 2007
(unaudited)

Cash flows from operating activities
Net loss	$(731)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in:
Accrued Expenses	731

Net cash used in operating activities	—

Cash flows from financing activities
Proceeds from note payable to affiliate	200,000
Proceeds from sale of units	25,000
Payment of offering costs	(94,411)

Net cash provided by financing activities	130,589

Net increase in cash	130,589

Cash — beginning of period	—

Cash — end of period
$130,589

Non-cash financing activities: Accrual of offering costs
402,306

See accompanying notes to financial statements.

 NRDC ACQUISITION CORP.
(a development stage company)

Notes to Financial Statements

Note 1 — Organization and Nature of Business Operations

NRDC Acquisition Corp. (the “Company”) is a blank check company incorporated on July 10, 2007 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more existing operating businesses.

At September 30, 2007 the Company had not commenced any operations. All activity through September 30, 2007 relates to the Company’s formation and of the public offering described below. The Company has selected December 31 as its fiscal year end.

  The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a public offering (“Offering”) which is discussed in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be applied toward effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination. As used herein, a “Business Combination” shall mean the acquisition of one or more businesses that at the time of the Company’s initial business combination has a fair market value of at least 80.0% of the Company’s assets held in the trust account excluding the deferred underwriting discounts and commissions from the proposed offering of $14,490,000 and taxes payable.

Upon closing of the Offering, approximately 98.2% of the proceeds ($406.5 million) of this offering was placed in a trust account invested until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The proceeds in the trust account include the deferred underwriting discount of $14,490,000 that will be released to the underwriters on completion of a Business Combination (subject to a $0.35 per share reduction for public stockholders who exercise their conversion rights). Interest (after taxes) earned on assets held in the trust account will remain in the trust account. However, up to $2.7 million of the after tax interest earned on the trust account may be released to the Company to cover a portion of the Company’s operating expenses.

The Company will seek stockholder approval before it will affect any Business Combination. “Public Stockholders” is defined as the holders of common stock sold as part of the units in the Proposed Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 30% of the shares sold in the Public Offering vote against the Business Combination and exercise their right to convert their shares into a pro rata share of the aggregate amount then on deposit in the trust account and a majority of the outstanding shares of the Company’s common stock vote in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for its perpetual existence.

If a Business Combination is approved and completed, Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account including the deferred underwriters’ discount, and including any interest earned on their portion of the trust account, net of up to $2.7 million of the after tax interest earned on the trust account which may be released to the Company to cover a portion of the Company’s operating expenses. Public Stockholders who convert their stock into their share of the trust account will continue to have the right to exercise any warrants they may hold.

The Company will liquidate and promptly distribute only to its Public Stockholders the amount in the trust account, less any income taxes payable on interest income, plus any remaining net assets if the Company does not affect a Business Combination within 24 months after consummation of the Proposed Offering. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Proposed Offering (assuming no value is attributed to the Warrants contained in the units to be offered in the Proposed Offering discussed in Note 3.)

NRDC ACQUISITION CORP.
(a development stage company)

Notes to Financial Statements — (Continued)

.

Note 2 — Summary of Significant Accounting Policies

[a]	Cash and cash equivalents:

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

[b]	Loss per common share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

[c]	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[d]	Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset for the tax effect of net operating loss carry forwards and temporary differences, aggregating approximately $249. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at September 30, 2007.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

NRDC ACQUISITION CORP.
(a development stage company)

Notes to Financial Statements — (Continued)

[e]	Deferred offering costs:

Deferred offering costs consist of legal and other professional fees incurred through the balance sheet date that are related to the Offering and that were charged to capital upon the receipt of the capital raised.

Note 3 — Initial Public Offering

On October 23, 2007, the Company sold 41,400,000 units (“Units”) in the Offering at a price of $10 per Unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrants”), including 5,400,000 units sold by the underwriters in their exercise of the full amount of their over-allotment option. Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination and 12 months from the effective date of the Offering and expiring four years from the effective date of the Offering. The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

In connection with the Offering, the Company paid Banc of America Securities LLC, the underwriter of the Offering an underwriting discount of 7% of the gross proceeds of the Offering, of which 3.5% of the gross proceeds ($14,490,000) will be held in the Trust Account and payable only upon the consummation of a business combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.

Simultaneously with the consummation of the Offering, the Company’s Sponsor purchased 8,000,000 warrants (“Private Placement Warrants”) at a purchase price of $1.00 per warrant, in a private placement. The proceeds of $8,000,000 were placed in the Trust Account. The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Offering except that the Private Placement Warrants will be exercisable on a cashless basis as long as they are still held by the initial purchasers. The purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them, until after the completion of a Business Combination. The purchase price of the Private Placement Warrants approximates the fair value of such warrants.

Our Sponsor will be entitled to make up to three demands that we register the 10,350,000 shares of common stock (the “Founder’s Shares”), the 8,000,000 Private Placement warrants and the shares for which they are exercisable, and the 2,000,000 co-investment shares and the 2,000,000 co-investment warrants (described in Note 4) and the shares of common stock for which they are exercisable, pursuant to an agreement signed prior to the Effective Date. Our sponsor may elect to exercise its registration rights at any time beginning on the date three months prior to the expiration of the applicable transfer restrictions. The restricted transfer period for the shares and the co-investment shares of common stock expires on the date that is one year after the consummation of the initial business combination, and the restricted transfer period for the Private Placement Warrants and the shares for which they are exercisable expires on the consummation of our initial business combination. Our directors will have “piggy-back” registration rights with respect to the shares of common stock that they own prior to the completion of this offering, subject to the same limitations with respect to the transfer restriction period. In addition, our Sponsor and our directors each have certain “piggy-back” registration rights with respect to the shares held by them on registration statements filed by us on or subsequent to the expiration of the applicable transfer restriction period and unlimited registration rights with respect to a registration statement on Form S-3. We will bear the expenses incurred in connection with the filing of any registration statement. Pursuant to the registration rights agreement, our sponsor and our executive officers and directors will waive any claims to monetary damages for any failure by us to comply with the requirements of the registration rights agreement.

Note 4 — Note Payable to Affiliate and Related Party Transactions

The Company issued an aggregate $200,000 unsecured promissory note to NRDC Capital Management, LLC on July 13, 2007. The note is non-interest bearing and is payable on the earlier of the consummation of the offering by the Company or July 13, 2009.  The Company repaid the notes in full on October 23, 2007.  Due to the short-term nature of the note, the fair value of the note approximated its carrying amount.

Note – 5  Commitments

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to NRDC Capital Management, LLC. Services commenced on the effective date of the offering and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company’s liquidation.

Our sponsor has agreed to purchase from the Company an aggregate of 2,000,000 of its units at a price of $10.00 per unit for an aggregate purchase price of $20,000,000 in a private placement that will occur immediately prior to the consummation of our initial business combination. Each unit will consist of one share of common stock and one warrant.

Note 6 — Common Stock

As of September 30, 2007, 10,350,000 shares of common stock were outstanding, held by NRDC Capital Management, LLC. On July 13, 2007, the Company issued 10,350,000 shares (as adjusted for the stock splits) to NRDC Capital Management, LLC for $25,000 in cash, at an average purchase price of approximately $0.002 per share.

On September 4, 2007, the Company’s Board of Directors authorized a 6 for 5 stock split with respect to all outstanding shares of the Company’s common stock. On October 17, 2007, the Company’s Board of Directors authorized an additional 6 for 5 stock split with respect to all outstanding shares of the Company’s common stock. On September 4, 2007, the Company’s Certificate of Incorporation was amended to increase the authorized shares of common stock from 70,000,000 to 106,000,000 shares of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

Note 7 — Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.