Form 10-K
period 2007-12-31
NRDC Acquisition Corp.
filed 2008-04-04
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number:

NRDC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-0500600
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
3 Manhattanville Road, Purchase, NY	10577
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (914) 272-8067

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock	American Stock Exchange
and one Warrant
Common Stock, par value $0.0001 per share	American Stock Exchange
Common Stock Purchase Warrants	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant, based on the closing price as of March 31, 2008 of the registrant’s Units, each consisting of one share of the registrant’s common stock and one warrant exercisable for an additional share of common stock, was approximately $501,975,000.00.

The number of outstanding shares of the registrant’s common stock on March 31, 2008 was 51,750,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  This report contains such “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act.

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements.

We claim the protection of the safe harbor for forward-looking statements provided in the Private Securities Litigation Reform Act of 1995.  These statements may be made directly in this report and include, but are not limited to, statements about future financial and operating results and performance, statements about our plans, objectives, expectations and intentions with respect to future operations, and other statements that are not historical facts.

These forward-looking statements are based upon the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are difficult to predict and generally beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  Actual results may differ materially from the anticipated results discussed in these forward-looking statements.  These forward-looking statements include, without limitation, statements regarding our:

•	expectations regarding competition for Business Combination opportunities;

•	beliefs regarding the types of businesses that we can purchase with the funds in the Trust Account;

•
expectations regarding the prioritization of the fiduciary duties of our executive officers and directors with respect to the allocation of business opportunities and the consummation of any Business Combination;

•	expectations regarding the involvement of our executive officers following a Business Combination;

•
estimate regarding the operating expenses of our business before and after the consummation of an initial Business Combination and our expectation that we may require additional financing to fund the operations or growth of the target business or businesses;

•
expectations regarding the waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account by all vendors, prospective target businesses or other entities we do business with;

•	belief that we will have sufficient funds to operate for at least until we are required to dissolve, assuming that an initial Business Combination is not consummated prior to that time;

•	expectations regarding the timing of generating any revenues;

•	expectations regarding the trading of the units, common stock and warrants on the American Stock Exchange;

•	intention to make liquidating distributions to our stockholders as soon as reasonably possible if we have not consummated our initial Business Combination and we are obligated to terminate our corporate existence on October 23, 2009, assuming that an initial Business Combination is not consummated prior to that time; and

•	plan to seek stockholder approval before we consummate our initial Business Combination.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

PART I

Item 1.               Business

Introduction

We are a blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition or other similar Business Combination, one or more assets or control of one or more operating businesses, which we refer to as our “initial Business Combination.”  We were incorporated under Delaware law on July 10, 2007.  We were formed for the purpose of acquiring a business through a Business Combination.  Since our initial public offering, our activities have been limited to identifying and evaluating prospective acquisition targets.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on October 17, 2007 (the “Effective Date”).  The Company consummated the Offering on October 23, 2007, and received net proceeds of approximately $384,000,000 from the issue and sale of 41,400,000 of its units, comprising one share of common stock of the Company and one warrant to purchase one share of common stock of the Company, and also received $8,000,000 of proceeds from the private placement (“the Private Placement”) of 8,000,000 warrants to NRDC Capital Management, LLC (the “Sponsor”).  The warrants sold in the Private Placement are identical to the warrants sold in the Offering as part of the units, except that the warrants sold in the private placement are not subject to redemption and are subject to certain restrictions on transfer.

Substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with an operating business (“Business Combination”).  There is no assurance that the Company will be able to successfully affect a Business Combination.  Upon the closing of the Offering and Private Placement, $406,456,881 including $14,490,000 of the underwriters’ discounts and commissions as described in Note 3, was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the liquidation of the Company.  The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.  NRDC Capital Management, LLC and the Company’s executive officers have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company.  There can be no assurance that they will be able to satisfy those obligations.  The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $2,700,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.  As of December 31, 2007, there was $409,813,737 held in the Trust Account, including accrued interest income of $3,356,856.

Since the completion of the Offering, we have focused our efforts on identifying businesses that operate within the U.S. and Europe across various industries including but not limited to the following:  retail, real estate, gaming and lodging, restaurant, self-storage, grocery, and convenience stores.  While our primary focus is upon target businesses incorporated in the United States, we may consider target businesses incorporated in any geographical region.

While we may seek to consummate Business Combinations with more than one target business, our initial Business Combination must be with one or more operating businesses whose fair market value is at least equal to 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such acquisition.  The actual amount of consideration which we will be able to pay for the initial Business Combination will depend on whether we choose, and are able, to pay a portion of the initial Business Combination consideration with shares of our common stock or to finance a portion or all of the consideration by issuing debt or equity securities or incurring indebtedness.  No financing arrangements have been entered into or contemplated with any third parties to raise any additional funds, whether through the sale of securities or otherwise, that we may need if we decide to consummate an initial Business Combination for consideration in excess of our available assets at the time of acquisition.  If we elect to pursue the simultaneous acquisitions of several assets or closely related operating businesses at the same time, we could encounter difficulties in consummating all or a portion of such acquisitions due to a lack of adequate resources, including the inability of management to devote sufficient time to the due diligence investigation, negotiation and documentation of each acquisition.  Furthermore, even if we complete the acquisition of more than one target business at the same time, we may be unable to integrate the operations of such target businesses.

Overview of U.S. Retail and Real Estate Industries

The retail industry is large and growing and comprises a significant component of the global and U.S. economies.  We consider the retail industry to encompass a number of large and diverse sectors, including but not limited to:  motor vehicle and parts dealers; furniture and home furnishings stores; electronics and appliance stores; building materials and garden equipment and supplies dealers; food and beverage stores; health and personal care stores; gasoline stations; clothing and accessories stores; sporting goods, hobby, book and music stores; general merchandise and department stores; electronic shopping and mail-order houses; and restaurants.  According to the U.S. Census Bureau, retail businesses generated sales of $4.3 trillion in 2006, an average annual increase of 6.1% since 2004.  Additionally, the U.S. Bureau of Economic Analysis reported that retail businesses represented $863 billion, or 6.5% of total Gross Domestic Product, in 2006; an average annual increase of 5.1% since 2004.  While potentially deteriorating U.S. domestic macroeconomic conditions pose a threat to the retail industry, we believe that relatively high employment levels, moderate inflation and declining interest rates as well as rising household disposable income will help consumers maintain confidence in the event of an economic slowdown.

The U.S. real estate industry can be segmented into three broad sectors:  commercial, residential and government.  The commercial sector, where our efforts to target our initial Business Combination are focused, can be further segmented into several sub-sectors, including lodging and leisure, retail, multi-family, office, industrial and specialty.  The Bureau of Economic Analysis of the U.S. Department of Commerce estimates the commercial real estate sector contributed approximately $1.6 trillion to 2006 GDP, which represented 12.3% of GDP and an annual increase of 6.8% since 2001.  While each sub-sector has distinct characteristics, common factors generally include high fragmentation and a large percentage of private ownership.

Market Opportunity

Based on the current dynamics of the U.S. and global economies, we believe that significant opportunities exist for us to effect a Business Combination in any one or several of our targeted industries as companies begin trading on a discounted valuation basis.  Despite the current state of the credit markets, the prospects of effecting a Business Combination in the current market environment are extremely positive as we have approximately $400M of cash with which to invest in a target business.

As discussed above, the current trends affecting the retail and real estate industries may result in increased mergers and acquisition activity in which we believe we are well positioned to participate.  Our executive officers have previously developed and utilized an equity investment approach through their work at NRDC Equity Partners that we will use, along with other investment techniques, to identify and evaluate our initial Business Combination.  This approach seeks to capitalize on the dynamic relationship between an operating business and its underlying real estate.  The NRDC Equity Partners approach holds as a central tenet that operating businesses and the real estate that they own or lease have an inherent symbiotic relationship and that improving or enhancing either the operations or the real estate holdings of a business has a positive impact on the other and, in turn, on the aggregate value of the enterprise.  The analytical techniques used to find such opportunities are a holistic method of investment research that simultaneously examines (a) the strength and prospects of the operating business, (b) the current and future value of the real estate underlying the operating business, and (c) the present relationship between the real estate and the operating business.  NRDC then creates value by:  (i) improving the operating business through the implementation of marketing, operational, growth and management strategies, and/or (ii) improving the dynamic between the operating business and its real estate, and/or (iii) enhancing, growing or repositioning the real estate underneath the operating business.

We have identified the following sub-sectors as those which could benefit from our approach to realizing a company’s real estate platform value:

•	Lodging and Leisure: including hotels, resorts, casinos, restaurants.

•	Retail: including regional malls, “big box” shopping centers, neighborhood grocery-anchored shopping centers and other facilities where retail operations are located.

•	Industrial: including warehousing, distribution and other logistical facilities, manufacturing facilities.

•	Healthcare: including skilled nursing facilities, assisted living facilities, hospitals, medical office buildings and other facilities related to the delivery of health care services.

We believe that we are well positioned to source potential acquisition opportunities throughout a variety of industries, including the retail and real estate marketplace.  Our executive officers and directors have an average of over 30 years of experience acquiring, building, operating, advising and selling public and private companies.  Our management also has developed long-standing market relationships throughout the industry that will also help us to attract high quality talent as well as to identify and evaluate acquisition opportunities.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations or activities other than seeking and evaluating potential target businesses until we complete a Business Combination.  We intend to use cash derived from the proceeds of our Offering, the Private Placement and the co-investment, and may also use our capital stock, debt or a combination of these, in effecting a Business Combination.  Although we intend to apply substantially all of the net proceeds of the Offering, the Private Placement and the co-investment generally toward effecting a Business Combination as described herein, the proceeds are not otherwise designated a more specific purpose.  While we may seek to effect Business Combinations with more than one target business, it is likely that we will have the ability to initially complete only a single Business Combination, although this may entail the simultaneous acquisitions of several operating businesses.

We have not identified a target business.

Subject to the limitation that a target business have a fair market value of at least 80% of the net amount in the Trust Account (exclusive of the underwriters’ deferred compensation, and interest earned on that amount, held in the Trust Account) at the time of the acquisition, we will have broad flexibility in identifying and selecting a prospective acquisition candidate, as long as it meets the criteria we describe in this section.  If the net proceeds of the Offering and the Private Placement are insufficient for us to complete a Business Combination, because of the size of the Business Combination, or because we become obligated to convert a significant number of shares of our common stock from dissenting stockholders, we will need to seek additional financing through the issuance of equity or debt securities or other financing arrangements.  We currently have no restrictions on our ability to raise additional funds through the sale of our equity or debt securities or through loans or other financing arrangements.  However, no financing arrangements have been entered into or contemplated with any third parties to raise any additional funds, whether through the sale of securities or otherwise.

Sources of target businesses

We may identify a target business through our executive officers’ and directors’ current and previous business contacts or through our public relations and marketing efforts.  Our executive officers and directors have long standing business relationships, have seats on the boards of various companies and are involved in several charitable organizations and industry associations in their respective fields.  Our executive officers and directors have on average, over 30 years of professional experience.  This breadth of experience, and tenure, may be a valuable basis with which to source business targets.

In addition to leveraging our experience and relationships within our executive officers and directors we anticipate that target businesses may also be brought to our attention from various unaffiliated parties such as business brokers, private equity and venture capital firms, consultants, investment bankers, attorneys and accountants among other sources.

Our executive officers have committed to spending a significant portion of their time on our business but are not required to devote any specific amount of time to our affairs.  Our directors have no commitment to spend a specified amount of time in identifying or performing due diligence on potential target businesses.  Our executive officers and directors believe that the relationships they have developed over their careers, in combination with the possible sources discussed above, will generate a number of potential target businesses that will warrant further investigation.

We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses.  Such payments are typically, although not always, calculated as a percentage of the dollar value of the transaction.  We have not anticipated use of a particular percentage fee, but instead will seek to negotiate the smallest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us.  We may make such payments to entities we engage for this purpose or entities that approach us on an unsolicited basis.  Payment of finders’ fees is customarily tied to completion of a transaction and certainly would be tied to a completed transaction in the case of an unsolicited proposal.  Although it is possible that we may pay finders’ fees in the case of an uncompleted transaction, we consider this possibility to be remote.  In no event will we pay our sponsor or any of our executive officers, directors or existing stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of an initial Business Combination.  In addition, neither our sponsor nor any of our executive officers, directors or existing stockholders will receive any finder’s fee, consulting fees, or any similar fees from any person or entity prior to or in connection with any Business Combination involving us other than any compensation or fees that may be received for any services provided following such Business Combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial Business Combination must be with one or more operating businesses whose fair market value is at least equal to 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such acquisition, our management will have broad flexibility in identifying and selecting a prospective target business.  In evaluating a prospective target business, our management will conduct business, legal and accounting due diligence reviews and will consider, among other factors, the following:

•	financial condition and results of operation;

•	earnings and growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	stage of development;

•	regulatory environment of the industry;

•	lines of business in which the target business engages;

•	degree of current or potential market acceptance of the services;

•	costs associated with effecting the Business Combination.

We expect that our due diligence review will encompass, among other things, meetings with incumbent management, inspection of facilities, as well as review of financial, operating, industry and other information derived from publicly available sources or which the target business will make available to us.

We cannot predict the amount of time and costs required to identify and evaluate a target business and to structure and complete a Business Combination.  Any costs incurred with respect to the identification and evaluation of a target business with which we do not complete a Business Combination will reduce the funds we have available to complete a Business Combination with another business.

Fair market value of target business

Our initial Business Combination must be with one or more operating businesses whose fair market value is at least equal to 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such combination.  The fair market value of such business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow, book value and the assumption of any indebtedness of the target. If our board of directors is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion or if one of our executive officers, directors or existing stockholders is affiliated with that target business, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority (FINRA) with respect to the fair market value of the target business.  In all other instances, we will have no obligation to obtain or provide our stockholders with a fairness opinion.  Investment banking firms providing fairness opinions typically place limitations on the purposes for which the opinion may be used, and there can be no assurances that, as a result of such limitations or applicable law, stockholders will be entitled to rely on the opinion.  We expect to require that any firm selected by us to provide a fairness opinion will adhere to general industry practice in stating the purposes for which its opinion may be used.  If no opinion is obtained or if stockholders are not permitted to rely on the opinion, our stockholders will be relying solely on the judgment of our board of directors with respect to the determination of the fair market value of our initial Business Combination.

Probable lack of business diversification

Our initial Business Combination must be with one or more target businesses whose fair market value is at least equal to 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such acquisition.  We expect to consummate only a single Business Combination, although to satisfy the 80% test, we may need to consummate a simultaneous combination with more than one operating businesses at the same time.  At the time of our initial Business Combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues.  For example, in the proxy solicitation materials we distribute to our stockholders in connection with our initial Business Combination, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.  Consummating our initial Business Combination through more than one acquisition would likely result in increased costs as we would be required to conduct a due diligence investigation of more than one business and negotiate the terms of the acquisition with multiple sellers.  A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings.  Our attempt to consummate our initial Business Combination in this manner would increase the chance that we would be unable to successfully consummate our initial Business Combination in a timely manner.  In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the business could fall below the required fair market value threshold of 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions and net of taxes payable).  Furthermore, the success of a business formed through the combination of smaller businesses will depend on our ability to integrate disparate organizations and achieve expected synergies.  See “Risk Factors—Any attempt to consummate more than one transaction as our initial Business Combination will make it more difficult to consummate our initial Business Combination.”

Accordingly, while it is possible that we may attempt to consummate our initial Business Combination with more than one target business, we are more likely to choose a single target business if all other factors appear equal.  This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business.  Unlike other entities that have the resources to consummate Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business.  By consummating a Business Combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive, and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after an initial Business Combination; and

•	cause us to depend on the marketing and sale of a single service or product or limited number of services or products; and

•	result in our dependency upon the performance of a single operating business.

If we consummate an initial Business Combination structured as a merger in which the consideration is our stock, we would have a significant amount of cash available to make add-on acquisitions following our initial Business Combination.  See “Risk Factors—We may only be able to consummate one Business Combination, which may cause us to be solely dependent on a single business and a limited number of services or products.”

Management following a business combination

While we expect that the members of our management will remain associated with us following a Business Combination, their continued association with us, and the positions they may assume in a combined company, will depend upon our evaluation of the target company’s management and the terms of the Business Combination.  None of our management is obligated to remain associated with us following a Business Combination.  In addition, we expect that we may employ at least some of the officers and other personnel in the target business and we may seek to recruit additional personnel to supplement the incumbent management.  While we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of the target business’ management will prove to be correct.  Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.  Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty.  Our current management will only be able to remain with the combined company after the consummation of a Business Combination if they are able to negotiate and agree to mutually acceptable employment terms in connection with any such combination.  While we expect that one or more of our directors will remain associated in some capacity with us following a Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a Business Combination.

Use of Trust Funds

To the extent that the funds in the Trust Account earn interest, we are permitted to use that interest for several purposes.  We can use the interest from the funds in the Trust Account to provide working capital to enable us to fund our expenses, including the expenses associated with the pursuit of a Business Combination, up to an aggregate maximum of $2,700,000.  The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to NRDC Capital Management, LLC. NRDC Capital Management, LLC commenced providing these services commenced on the effective date of the Offering, October 17, 2007 and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company’s liquidation.  For the period ended December 31, 2007, the Company has incurred $16,451 of expense relating to this agreement which is included in general/administrative services in the accompanying Statement of Income.

Except as provided above, unless and until we consummate a Business Combination, the funds held in the Trust Account (other than interest used to fund working capital) will not be available for our use for any expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business.  The $14,490,000 of the funds attributable to deferred underwriting compensation in connection with our Offering and the underwriters’ exercise of their over allotment option (and accrued interest thereon, net of taxes payable) less the amount allocable to stockholders exercising their conversion rights, will be released to the underwriters of our Offering, upon completion of a Business Combination as more fully described in Item 1, “Business – Effecting a Business Combination – Conversion Rights”, or to our public stockholders upon the implementation of a stockholder approved plan of dissolution and liquidation and the distribution of the Trust Account, but will in no event be available for use by us in a Business Combination.

Stockholder approval of our initial business combination

Prior to the consummation of our initial Business Combination, we will submit the proposed transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under Delaware law.  Pursuant to our by-laws, holders of a majority of our issued and outstanding shares of common stock who are entitled to vote, or a quorum, must vote on our initial Business Combination.  Abstentions are not considered to be voting “for” or “against” a transaction and will have no effect on the outcome of the vote to approve our initial Business Combination.  The American Stock Exchange, or AMEX, recommends that stockholders receive notice of any shareholder meeting a minimum of 20 days prior to the meeting.  Therefore, if shares of our common stock are listed on AMEX, we will mail the notice at least 23 days prior to the meeting date to allow time for mailing.  If shares of our common stock are not listed on AMEX, we will abide by our by-laws and Delaware law, which require us to provide at least ten days’ written notice, measured from the certification date of the mailing, before the date of any shareholders meeting.  We will conduct any vote on our initial Business Combination, whether by a shareholder meeting or written consent, in accordance with the SEC’s proxy rules and the requirements of our amended and restated certificate of incorporation and by-laws.  In addition, even if our shareholders vote in favor of a Business Combination, under the terms of our amended and restated certificate of incorporation, we will not consummate a Business Combination if public stockholders owning 30% or more of the shares sold in the Offering both vote against the Business Combination and exercise their conversion rights.  See “— Conversion Rights.”  If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial Business Combination, we may continue to seek other target businesses with which to consummate our initial Business Combination that meet the criteria set forth in this prospectus until the expiration of 24 months from completion of the Offering.  In connection with seeking stockholder approval of an initial Business Combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles.

In connection with the vote required for any Business Combination, our executive officers, directors and existing stockholders have agreed to vote the shares of common stock acquired by them prior to the completion of the Offering, either for or against an initial Business Combination in the same manner as the majority of the shares of common stock are voted by our public stockholders.  Our existing stockholders have also agreed that they will not be eligible to exercise conversion rights with respect to those shares.  In addition, our executive officers, directors and existing stockholders have agreed that they will vote any shares they purchase in the secondary market in favor of an initial Business Combination.  As a result, an officer, director or existing stockholder who acquires shares in the secondary market must vote those shares in favor of the proposed initial Business Combination with respect to those shares, and will therefore not be eligible to exercise conversion rights for those shares if our initial Business Combination is approved by a majority of our public stockholders.  We will proceed with the initial Business Combination only if (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the initial Business Combination, (ii) public stockholders owning less than 30% of the shares sold in our Offering vote against the proposed Business Combination and exercise their conversion rights and (iii) our stockholders approve an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence.  Voting against the initial Business Combination alone will not result in conversion of a stockholder’s shares into a pro rata share of the Trust Account.  To do so, a stockholder must have also exercised the conversion rights described below.

After the consummation of our initial Business Combination, unless required by Delaware law, the federal securities laws, and the rules and regulations promulgated thereunder, or the rules and regulations of an exchange upon which our securities are listed, we do not presently intend to seek stockholder approval for any subsequent acquisitions.

Conversion Rights

At the time we seek stockholder approval of any Business Combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the initial Business Combination and the initial Business Combination is approved and consummated.

The actual per share conversion price will be equal to the aggregate amount then on deposit in the Trust Account, including accrued interest income (net of taxes payable on such interest and after release of up to $2,700,000 of interest income, after tax, to fund working capital requirements), as of two business days prior to the consummation of the initial Business Combination, divided by the number of shares of common stock sold in the Offering.  As of December 31, 2007, the initial per share conversion price, including accrued interest income on deposit in the Trust Account, would be approximately $9.90.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the initial Business Combination and the initial Business Combination is approved and consummated.  In addition, no later than the business day immediately preceding the vote on the Business Combination, the stockholder must present written instructions to our transfer agent stating that the stockholder wishes to convert its shares into a pro rata share of the Trust Account and confirming that the stockholder has held the shares since the record date and will continue to hold them through the stockholder meeting and the closing of our initial Business Combination.  We may also require public stockholders to tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System no later than the business day immediately preceding the vote on the Business Combination.

The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed initial Business Combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements.  Traditionally, in contrast to the requirement for physical or electronic delivery prior to the stockholder meeting, in order to perfect conversion rights in connection with a blank check company’s initial Business Combination, a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights.  After the Business Combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership.  As a result, the stockholder then had an “option window” after the consummation of the Business Combination during which he could monitor the price of the stock in the market.  If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation in consideration for the conversion price.  Thus, the company would not have any control over the process and the conversion right, to which stockholders were aware they needed to exercise before the stockholder meeting, would become a continuing right until the converting holder delivered his certificate for conversion at the conversion price or such stockholder sold his shares in the open market.  The requirement for physical or electronic delivery prior to the stockholder meeting is two-fold.  First, it ensures that a converting stockholder’s election to convert is irrevocable once the Business Combination is approved.  Second, it ensures that we will know the amount of proceeds that we will be able to use to consummate our initial Business Combination.

The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed Business Combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements.  Accordingly, a stockholder would have from the time we send out our proxy statement up until the business day immediately preceding the vote on the Business Combination to deliver his shares if he wishes to seek to exercise his conversion rights.  This time period varies depending on the specific facts of each transaction.  However, as the delivery process is within the stockholder’s control and, whether or not he is a record holder or his shares are held in “street name,” can be accomplished by the stockholder in a matter of hours simply by contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for investors generally.  However, because we do not have any control over the process, it may take significantly longer than we anticipated and investors may not be able to seek conversion in time.  Accordingly, we will only require stockholders to deliver their certificates prior to the vote if, in accordance with the American Stock Exchange’s proxy notification recommendations, the stockholders receive the proxy solicitation materials at least twenty days prior to the meeting.

In the event a stockholder tenders his or her shares and decides prior to the stockholder meeting that he or she does not want to convert his or her shares, the stockholder may withdraw the tender.  In the event that a stockholder tenders shares and our initial Business Combination is not completed, these shares will not be converted into cash and the physical certificates representing these shares will be returned to the stockholder.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system.  The transfer agent will typically charge the tendering broker approximately $35 and it would be up to the broker whether or not to pass this cost on to the converting holder.  However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares prior to the meeting as the need to deliver shares is a requirement of conversion regardless of the timing of when such delivery must be effectuated.  Accordingly, this would not result in any increased cost to shareholders when compared to the traditional process.

The steps outlined above will make it more difficult for our stockholders to exercise their conversion rights.  In the event that it takes longer than anticipated to obtain a physical certificate, stockholders who wish to convert may be unable to obtain physical certificates by the deadline for exercising their conversion rights and thus will be unable to convert their shares.  If a stockholder votes against the initial Business Combination but fails to properly exercise its conversion rights, such stockholder will not have its shares of common stock converted to its pro rata distribution of the Trust Account.  Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting.  It is anticipated that the funds to be distributed to stockholders who properly elect conversion will be distributed promptly after consummation of our initial Business Combination.  Public stockholders who convert their stock into their share of the Trust Account will still have the right to exercise the warrants that they received as part of the units.  We will not consummate our proposed initial Business Combination if public stockholders owning 30% or more of the shares sold in the Offering both vote against the Business Combination and exercise their conversion rights.  We will not propose to our stockholders any transaction that is conditioned on holders of less than 30% of the public shares exercising their conversion rights.

If a vote on our initial Business Combination is held and the Business Combination is not approved, we may continue to try to consummate a Business Combination with a different target until 24 months from the completion of the Offering.  If the initial Business Combination is not approved or completed for any reason, then public stockholders voting against our initial Business Combination who exercised their conversion rights would not be entitled to convert their shares of common stock for a pro rata share of the aggregate amount then on deposit in the Trust Account.  In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder.

Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the Trust Account only in the event that the initial Business Combination they voted against was duly approved and subsequently completed, or in connection with our liquidation, whether or not they have previously delivered their shares for conversion without any further action on their part.

We will not complete our proposed initial Business Combination if public stockholders owning 30% or more of the shares sold in the Offering exercise their conversion rights.  We intend to structure and consummate any potential Business Combination in a manner such that public stockholders holding up to in the aggregate one share less than 30% of our shares issued in the Offering voting against our initial Business Combination could convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the Trust Account, and the Business Combination could still go forward.  As a result, we will be able to complete a Business Combination even in the face of strong stockholder dissent.  Furthermore, the ability to consummate a transaction despite shareholder disapproval in excess of what would be permissible in a traditional blank check offering may be viewed negatively by potential investors seeking shareholder protections consistent with traditional blank check offerings.  However, we believe the benefit of approving a transaction with a large majority outweighs these potential negatives.

Plan of dissolution and liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until October 23, 2009, 24 months from the completion of the Offering.  This provision may not be amended except in connection with the consummation of our initial Business Combination.  If we have not completed a Business Combination by such date, our corporate existence will cease except for the purposes of liquidating and winding up our affairs, pursuant to Section 278 of the Delaware General Corporation Law.  This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law.  Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State).  Instead, we will notify the Delaware Secretary of State in writing on the termination date that our corporate existence has ended, with any franchise tax due or assessable by the State of Delaware.  We view this provision terminating our corporate life by October 23, 2009 as an obligation to our stockholders, and our executive officers and directors have agreed that they will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of our initial Business Combination.

If we are unable to complete an initial Business Combination within 24 months after the completion of the Offering, as soon as practicable thereafter, we will adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law.  Section 278 provides that our existence will continue for at least three years after our expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized.  Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed.  Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after such date.  Payment or reasonable provision for payment of claims will be made in the discretion of the board of directors based on the nature of the claim and other factors deemed relevant by the board of directors.  Claims may be satisfied by direct negotiation and payment, purchase of insurance to cover the claim(s), setting aside money as a reserve for future claims, or otherwise as determined by the board of directors in its discretion.  Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets.  If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets.  Any remaining assets will be available for distribution to our stockholders.  However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses.  We will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account.  As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust.  We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public stockholders.  Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements.  Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the Trust Account.  A court could also conclude that such agreements are not legally enforceable.  As a result, if we liquidate, the per-share distribution from the Trust Account could be less than $9.84 due to claims or potential claims of creditors.  We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We will notify the trustee of the Trust Account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.  Our existing stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares of common stock.  There will be no distribution from the Trust Account with respect to our warrants, which will expire worthless.

We will pay the costs of liquidation from our remaining assets outside of the Trust Account.  If such funds are insufficient, our Sponsor has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be between $15,000 and $25,000) and has agreed not to seek repayment of such expenses.

If we were unable to consummate an initial Business Combination and expended all of the net proceeds of the Offering, other than the proceeds deposited in the Trust Account, and without taking into account interest income, if any (and net of taxes payable on such interest income and release of up to $2,700,000 of interest income, after tax, available to us to fund working capital requirements), earned on the Trust Account, the per share liquidation price would be approximately $9.84, plus interest.  The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which will be prior to the claims of our public stockholders.  Our Sponsor and our executive officers have agreed, on a joint and several basis, that, if we liquidate prior to the consummation of our initial Business Combination, they will reimburse the Trust Account for our debts to any vendor for services rendered, products sold or financing provided to us, to a potential target business or to providers of financing, if any, in each case only to the extent necessary to ensure that such claims do not reduce the amount in the Trust Account available for payment to our stockholders in the event of a liquidation.  We currently believe that our Sponsor and our executive officers are capable of funding a shortfall in our Trust Account to satisfy their foreseeable indemnification obligations.  However, we cannot assure you that our sponsor and our executive officers will be able to satisfy those obligations.  In the event that the proceeds in the Trust Account are reduced and our Sponsor or our executive officers assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against our Sponsor or our executive officers to enforce their indemnification obligations.  While we currently expect that our independent directors would take action on our behalf against our Sponsor and our executive officers to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance.  Accordingly, we cannot assure you that due to claims of creditors the actual per share liquidation price will not be less than approximately $9.84, plus interest.

We will seek to obtain agreements from third parties waiving their rights or claims to the Trust Account.  However, there is no guarantee that vendors, prospective target businesses, or other entities will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the Trust Account which could have higher priority than the claims of our public stockholders.  Our Sponsor and our executive officers have agreed, on a joint and several basis, pursuant to agreements with us and the underwriters that, if we liquidate prior to the consummation of our initial Business Combination, they will be liable to ensure that the proceeds in the Trust Account are not reduced by claims of target businesses or entities that are owed money by us for services rendered or contracted for or products sold to us.  We cannot assure you, however, that they would be able to satisfy those obligations.  Accordingly, the actual per-share liquidation price could be less than $9.84, plus interest.  We currently believe that our sponsor is capable of funding a shortfall in our Trust Account to satisfy its foreseeable indemnification obligations and, based on representations made to us by each of our executive officers, we currently believe that they are of substantial means and capable of funding a shortfall in our Trust Account to satisfy their foreseeable indemnification obligations, but we have not asked them to reserve for such an eventuality.  Despite our belief, we cannot assure you that our Sponsor and our executive officers will be able to satisfy those obligations.  The indemnification obligations may be substantially higher than our Sponsor and our executive officers currently foresee or expect and/or their financial resources may deteriorate in the future.  As a result, the steps outlined above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the Trust Account.

Furthermore, creditors may seek to interfere with the distribution of the Trust Account pursuant to federal or state creditor and bankruptcy laws which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders.  If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our Trust Account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders.  To the extent bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts they might otherwise receive.

We expect that our total costs and expenses associated with the implementing and completing our liquidation will be in the range of $15,000 to $25,000.  This amount includes all costs and expenses related to our winding up and liquidation.  We believe that there should be sufficient funds available from interest income, after tax, earned on the Trust Account available to us as working capital to fund the $15,000 to $25,000 of expenses, although we cannot give you assurances that there will be sufficient funds for such purposes.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”  As a result, a bankruptcy court could seek to recover all amounts received by our stockholders.  Furthermore, because we intend to distribute the proceeds held in the Trust Account to our public stockholders promptly after October 23, 2009, 24 months from the completion of the Offering, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets.  Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.  We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the expiration of our corporate existence and liquidation or if the stockholders seek to convert their respective shares into cash upon a Business Combination which the stockholder voted against and which is actually consummated by us.  In no other circumstances shall a stockholder have any right or interest of any kind to or in the Trust Account.

Competition for Target Businesses

In identifying, evaluating and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours, including leveraged buyout and other private equity funds, operating businesses and other entities and individuals, both foreign and domestic, competing for Business Combinations in the retail and real estate industries.  Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates.  Many of these competitors possess greater financial, marketing, technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.  While we believe there are numerous potential target businesses that may be available to us for the reasons we discuss in “—Market Opportunity,” our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources.  This limitation gives others competitive advantage in pursuing a Business Combination with target businesses.  Further:

•
our obligation to seek stockholder approval of a Business Combination and obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such Business Combination may impede or delay the completion of a transaction;

•	our share redemption obligations may limit the manner in which we may structure a Business Combination, as described in “—Effecting a Business Combination—Conversion Rights;”

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses; and

•
the fair market value requirement that any business or businesses we acquire must meet could require us to acquire several companies or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the Business Combination.

Additionally, we face competition from private equity and leveraged buy-out firms as well as other blank check companies which have formed recently, a number of which may consummate a Business Combination in any industry they choose.  Moreover, the limited number of such blank check companies that have completed or agreed to complete a Business Combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately-held target businesses may not be inclined to enter into Business Combinations with publicly-held blank check companies like us.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.  Our management believes, however, that if our target business is a privately held entity, our status as a well-financed public entity may give us a competitive advantage over non-public entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a Business Combination, we expect to encounter competition from competitors of the target business.  This competition may be based on a number of factors, including service, product features, scale, price, financial strength, credit ratings, business capabilities and name recognition.  These companies may offer a broader array of products, be regulated differently, or have more competitive pricing  Also, these companies may have greater financial resources with which to compete and a greater market share.  We cannot assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees

We currently have four executive officers, all of whom are also members of our board of directors.  Although our executive officers are not obligated to contribute any specific number of hours per week to our business, following the Offering, we anticipate that our executive officers will devote a portion of their working time to our business.  As noted earlier, each of our executive officers is affiliated with other entities, including NRDC and Apollo, and the amount of time each of them will devote to us in any time period will vary based on the availability of suitable target businesses to investigate, the course of negotiations with target businesses, and the due diligence preceding and accompanying a possible Business Combination. We do not intend to have any employees prior to the consummation of an initial Business Combination.

Item 1A.                      Risk Factors

Risks Associated with Our Business

An investment in our securities involves a high degree of risk.  You should consider carefully all of the risks described below, together with the other information contained in our prospectus, before making a decision to invest in our securities.  If any of the following risks occur, our business, financial condition and results of operations may be adversely affected.  In that event, the trading price of our securities could decline, and you could lose all or a part of your investment.

Risks Relating to the Company

We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date.  Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate an initial Business Combination with one or more operating businesses.  We will not generate any revenues (other than interest income on the proceeds from the Offering and the private placement) until, if at all, after the consummation of an initial Business Combination.  We cannot assure you as to when, or if, our initial Business Combination will occur.

We may not be able to consummate an initial business combination within the required time frame, in which case we will be required to liquidate our assets.

We must consummate a Business Combination with one or more operating businesses with a collective fair market value at least equal to 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions of $14,490,000 and taxes payable) at the time of the acquisition within 24 months after the completion of the Offering.  If we fail to consummate an initial Business Combination within the required time frame, in accordance with our amended and restated certificate of incorporation our corporate existence will terminate, except for purposes of liquidation and winding-up.  Because we do not have any specific Business Combination under consideration and we have neither identified nor been provided with the identity of any specific target business or taken any measures to locate a specific target business or consummate an initial Business Combination, we may not be able to find suitable target businesses within the required time frame.  In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial Business Combination.

If we are unable to consummate our initial business combination, our public stockholders will likely be forced to wait the full 24 months before receiving liquidation distributions.

We have 24 months after the completion of the Offering, which closed on October 23, 2007, in which to complete a Business Combination.  We have no obligation to return funds to investors prior to such date unless we consummate our initial Business Combination prior thereto and only then to those investors that have both voted against the Business Combination and requested conversion of their shares at or prior to the stockholder vote.  Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a Business Combination.  Accordingly, investors’ funds may be unavailable to them until such date.

You will not be entitled to protections normally afforded to investors of blank check companies.

Because the net proceeds of the Offering are intended to be used to complete a Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under United States securities laws.  However, because our securities are listed on the American Stock Exchange, a national securities exchange, and we have net tangible assets in excess of $5,000,000 and we have filed a Current Report on Form 8-K with the SEC including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the U.S. Securities and Exchange Commission, which we refer to as the SEC, to protect investors in blank check companies, such as Rule 419 under the Securities Act.  Accordingly, investors will not be afforded the benefits or protections of those rules.  Because we are not subject to those rules, including Rule 419, our units were immediately tradable at the time of the offering and we have a longer period of time to complete a Business Combination than we would if we were subject to those rules.  For a more detailed comparison of our offering to offerings under Rule 419, see the section entitled “Proposed Business—Comparison of The Offering to Those of Blank Check Companies Subject to Rule 419,” contained in our Prospectus.

Under Delaware law, the requirements and restrictions relating to the Offering contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our amended and restated certificate of incorporation contains certain requirements and restrictions that apply to us until the consummation of an initial Business Combination.

Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•
upon completion of our offering, a total of $406,456,881 from the proceeds from the offering, deferred underwriting discounts and commissions and the proceeds of the private placement, were deposited into the Trust Account, which proceeds may not be disbursed from the Trust Account until the earlier of (i) an initial Business Combination or (ii) our liquidation;

•	prior to consummating our initial Business Combination, we must submit such Business Combination to our stockholders for approval;

•
we may consummate our initial Business Combination if (i) stockholders owning a majority of the shares of our common stock approve the Business Combination; (ii) public stockholders owning less than 30% of the shares sold in the Offering both vote against the Business Combination and exercise their conversion rights and (iii) our stockholders approve an amendment of our amended and restated certificate of incorporation to provide for our perpetual existence;

•
if our initial Business Combination is approved and consummated, public stockholders who voted against the initial Business Combination and who exercised their conversion rights will receive their pro rata share of amounts in the Trust Account;

•
if an initial Business Combination is not consummated within the 24 months after the completion of the offering, then our corporate purposes and powers will immediately thereupon be limited to winding up our affairs, including liquidation of our assets, which will include funds in the Trust Account, and we will not be able to engage in any other business activities; and

•
we may not consummate any other merger, acquisition, capital stock exchange, stock purchase, asset purchase or other similar transaction other than a Business Combination that meets the conditions specified in this prospectus, including the requirement that our initial Business Combination be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such Business Combination.

Our amended and restated certificate of incorporation requires that we obtain the unanimous consent of our stockholders to amend certain of the above provisions.  However, the validity of unanimous consent provisions under Delaware law has not been settled.  A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter.  In that case, some or all of the above provisions could be amended without unanimous consent and any such amendment could reduce or eliminate the protection afforded to our stockholders.  However, we view the foregoing provisions as obligations to our stockholders and our officers and directors have agreed that they will not recommend or take any action to waive or amend any of these provisions that would take effect prior to the consummation of our initial Business Combination.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

Identifying, executing and realizing attractive returns on Business Combinations is highly competitive and involves a high degree of uncertainty.  We expect to encounter intense competition for potential target businesses from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses, and other entities and individuals, both foreign and domestic.  Many of these competitors are well established and have extensive experience in identifying and consummating Business Combinations directly or through affiliates.  Many of these competitors possess greater technical, human and other resources than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors.  Furthermore, over the past several years, other “blank check” companies have been formed, and a number of such companies have grown in size.  Additional investment funds and blank check companies with similar investment objectives as ours may be formed in the future by other unrelated parties and these funds and companies may have substantially more capital and may have access to and utilize additional financing on more attractive terms.  While we believe that there are numerous potential target businesses with which we could combine using the net proceeds of the Offering, the private placement and the co-investment, together with additional financing, if available, our ability to compete in combining with certain sizeable target businesses will be limited by our available financial resources.  This inherent competitive limitation gives others an advantage in pursuing a Business Combination with certain target businesses.  In addition:

•	the requirement that we obtain stockholder approval of a Business Combination may delay or prevent the consummation of an initial Business Combination within the 24-month time period;

•
the requirement that we prepare a proxy statement and notice of special meeting of stockholders in accordance with the requirements of Delaware law and the federal securities laws, which proxy statement will be required to be submitted to and reviewed by the Securities and Exchange Commission, in connection with such Business Combination may delay or prevent the completion of a transaction;

•
the requirement that we prepare audited and perhaps interim-unaudited financial information to be included in the proxy statement to be sent to stockholders in connection with such Business Combination may delay or prevent the consummation of a transaction;

•	the conversion of common stock held by our public stockholders into cash may reduce the resources available to us to fund our initial Business Combination;

•	the existence of our outstanding warrants, and the dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•
the requirement to acquire assets or an operating business that have a fair market value at least equal to 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the initial Business Combination (i) could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate our initial Business Combination and (ii) together with our ability to proceed with a Business Combination if public stockholders owning less than 30% of the shares sold in the Offering vote against our Business Combination and exercise their conversion rights, may require us to raise additional funds through the private sale of securities or incur indebtedness in order to enable us to effect such a Business Combination.

Any of these factors may place us at a competitive disadvantage in consummating an initial Business Combination on favorable terms or at all.

To the extent that our initial Business Combination entails the contemporaneous combination with more than one operating business, we may not have sufficient resources, financial or otherwise, to effectively and efficiently conduct adequate due diligence and negotiate definitive agreements on terms most favorable to our stockholders.  In addition, because our initial Business Combination may be with different sellers, we will need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

Because there are numerous “blank check” companies similar to ours seeking to consummate an initial business combination, it may be more difficult for us to consummate an initial business combination.

Based upon publicly available information, as of January 31, 2008, approximately 150 similarly structured ‘‘blank check’’ companies have completed initial public offerings in the United States since the start of 2004 and 47 others have filed registration statements.  Of the ‘‘blank check’’ companies that have completed initial public offerings, 43 companies have consummated a Business Combination, while 25 other companies have announced that they have entered into definitive agreements or letters of intent with respect to potential Business Combinations but have not yet consummated such Business Combinations.  Eight companies have failed to complete previously announced Business Combinations and have announced their pending dissolution and return of trust proceeds to stockholders.  Accordingly, the remaining 74 ‘‘blank check’’ companies that we estimate to have raised approximately $13.5 billion that is currently held in Trust Accounts, and potentially an additional 47 ‘‘blank check’’ companies that have filed registration statements to raise approximately $10.4 billion, will be seeking to enter into Business Combinations.  As a result, we may be subject to competition from these and other companies seeking to consummate a Business Combination which, in turn, will result in an increased demand for target businesses.  Further, the fact that 43 ‘‘blank check’’ companies have consummated a Business Combination, 25 other companies have entered into definitive agreements or letters of intent with respect to potential Business Combinations, and eight companies have failed to complete a Business Combination, may be an indication that there are a limited number of attractive target businesses available or that many target businesses may not be inclined to enter into a Business Combination with a publicly held ‘‘blank check’’ company.  Because of this competition, we cannot assure you that we will be able to consummate an initial Business Combination within the required time periods.  If we are unable to find a suitable target operating business within the required time period, the terms of our amended and restated certificate of incorporation will require us to liquidate.

We may have insufficient resources to cover our operating expenses and the expenses of consummating an initial business combination.

We believe that the $250,000 available to us outside of the Trust Account and interest earned of up to $2,700,000, after tax, on the balance of the Trust Account that we expect to be available to us will be sufficient to cover our working capital requirements for the next 24 months, including expenses incurred in connection with an initial Business Combination, based upon our executive officers’ estimate of the amount required for these purposes.  This estimate may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with an initial Business Combination or if we expend a significant portion of the available proceeds in pursuit of a Business Combination that is not consummated.  If we do not have sufficient proceeds available to cover our expenses, we may be required to obtain additional financing from our executive officers, our directors, our existing stockholders or third parties.  Such additional financing may include loans from third parties to cover the costs associated with the search for and consummation of an initial Business Combination, although we currently have no intention of obtaining third party loans.  We would seek to have any third party lenders waive any claim to any monies held in the Trust Account for the benefit of the public stockholders.  Our Sponsor and each of our executive officers have agreed to be jointly and severally liable to reimburse the Trust Account for any claims made by such lenders to the extent that the payment of any debts or obligations owed to such lenders actually reduces the amount in the Trust Account.  We may not be able to obtain additional financing.  None of our executive officers, directors or existing stockholders are obligated to provide any additional financing.  If we do not have sufficient proceeds and are unable to obtain additional financing, we may be required to liquidate prior to consummating an initial Business Combination.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of our initial Business Combination, we will offer each public stockholder (but not our existing stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the initial Business Combination and the initial Business Combination is approved and completed.  Such holder must both vote against such Business Combination and exercise his, her or its conversion rights to receive a pro rata portion of the Trust Account.  Accordingly, if our Business Combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the Trust Account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our Business Combination in case a larger percentage of stockholders exercise their conversion rights than we expect.  Since we have no specific Business Combination under consideration, we have not taken any steps to secure third party financing.  Therefore, we may not be able to consummate an initial Business Combination that requires us to use all of the funds held in the Trust Account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our Business Combination.  This may limit our ability to effectuate the most attractive Business Combination available to us.

A stockholder who abstains from voting will lose the ability to receive a pro rata share of the funds in the trust account if we consummate an initial business combination.

Prior to the consummation of our initial Business Combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law.  If we achieve a quorum for the meeting, only stockholders who exercise their right to vote will affect the outcome of the stockholder vote.  Abstentions are not considered to be voting “for” or “against” the transaction.  Any stockholder who abstains from voting would be bound by the decision of the majority of stockholders who do vote.  As a result, an abstaining shareholder will lose the ability to receive a pro rata share of the Trust Account, including accrued interest (net of taxes payable on such interest income and after release of up to $2,700,000 of interest income, after tax, to fund working capital requirements), which would be available to a shareholder that votes against the initial Business Combination and exercises its conversion rights.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to exercise their conversion rights regarding their shares in connection with a proposed Business Combination to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System at any time up until the business day immediately preceding the vote taken at the stockholder meeting relating to such Business Combination.  In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request.  It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent.  However, because we do not have any control over the process, it may take significantly longer than two weeks to obtain a physical stock certificate and you may not be able to convert your shares in time.  While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact.  Accordingly, we will only require stockholders to deliver their certificates prior to the vote if, in accordance with the American Stock Exchange’s proxy notification recommendations, stockholders receive the proxy solicitation materials at least twenty days prior to the meeting.  However, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to exercise their conversion rights may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

We will proceed with a business combination even if public stockholders owning in the aggregate one share less than 30% of the shares sold in the Offering exercise their conversion rights.

We will proceed with a Business Combination only if public stockholders owning at most an aggregate of one share less than 30% of the shares sold in the Offering exercise their conversion rights.  Accordingly, the public stockholders owning in the aggregate one share less than 30% of the shares sold in the Offering may exercise their conversion rights and we could still consummate a proposed Business Combination.  We have increased the conversion percentage (from the 20% that is customary in similar offerings to 30%) in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing a Business Combination that may otherwise be approved by a large majority of our public stockholders.  As a result of this change, it may be easier for us to complete a Business Combination even in the face of a strong stockholder dissent, thereby negating some of the protections of having a lower conversion threshold to public stockholders.  Furthermore, the ability to consummate a transaction despite shareholder disapproval in excess of what would be permissible in a traditional blank check offering may be viewed negatively by potential investors seeking shareholder protections consistent with traditional blank check offerings.

Our Business Combination may require us to use substantially all of our cash to pay the purchase price.  In such a case, because we will not know how many stockholders may exercise their conversion rights, we may need to arrange third party financing to help fund our Business Combination in case a larger percentage of stockholders exercise their conversion rights than we expect.  Additionally, even if our Business Combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following a Business Combination and may need to arrange third party financing.  We have not taken any steps to secure third party financing for either situation, and we cannot assure you that we would be able to obtain such financing on terms favorable to us or at all.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by our public stockholders would be less than approximately $9.84, plus interest, per share.

Placing the funds in a Trust Account may not protect those funds from third-party claims against us.  Although we will seek to have all vendors, providers of financing, if any, prospective target businesses and other entities with whom we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, we are not obligated to obtain a waiver from any potential creditor or potential target business and there is no guarantee that they will agree to provide such a waiver, which is not a condition to our doing business with anyone.  Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our executive officers and directors to be significantly superior to those of other consultants that would agree to execute a waiver or if our executive officers and directors are unable to find a provider of required services willing to provide the waiver.  In any event, our executive officers and directors would perform an analysis of the alternatives available to us and would enter into an agreement with a third party that did not execute a waiver only if they believed that such third party’s engagement would be significantly more beneficial to us than any alternative.  We will seek to secure waivers that we believe are valid and enforceable, but it is possible that a waiver may later be found to be invalid or unenforceable.  In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts, or agreements with us and will not seek recourse against the Trust Account for any reason.  Accordingly, the proceeds held in the Trust Account could be subject to claims that would take priority over the claims of our public stockholders and the per share liquidation price could be less than approximately $9.84, plus interest, due to claims of such creditors or other entities.  If we are unable to consummate an initial Business Combination and are required to liquidate, our Sponsor and each of our executive officers have agreed, on a joint and several basis, to reimburse us for our debts to any vendor for services rendered or products sold to us, potential target businesses or to providers of financing, if any, in all cases only to the extent necessary to ensure that such claims do not reduce the amount in the Trust Account.  Based on representations made to us by our Sponsor and each of our executive officers, we currently believe that they are of substantial means and capable of funding a shortfall in our Trust Account to satisfy their foreseeable indemnification obligations.  However, we have not asked them to reserve for such an eventuality.  We cannot assure you that our Sponsor and our executive officers will be able to satisfy those obligations or that the proceeds in the Trust Account will not be reduced by such claims.  In the event that the proceeds in the Trust Account are reduced and our Sponsor and our executive officers assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against our Sponsor and our executive officers to enforce their indemnification obligations.  Furthermore, creditors may seek to interfere with the distribution of the Trust Account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders.  If we are required to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the funds held in the Trust Account will be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.  To the extent any bankruptcy claims deplete the Trust Account, the per share liquidation distribution would be less than the initial $9.84 per share held in the Trust Account.

Our independent directors may decide not to enforce our sponsor’s and our executive officers’ indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

Our sponsor and our executive officers have agreed to reimburse us for our debts to any vendor for services rendered or products sold to us, potential target businesses or to providers of financing, if any, in each case only to the extent necessary to ensure that such claims do not reduce the amount in the Trust Account.  In the event that the proceeds in the Trust Account are reduced and our sponsor and our executive officers assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against our sponsor to enforce its indemnification obligations.  While we currently expect that our independent directors would take action on our behalf against our sponsor and our executive officers to enforce their indemnification obligations, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance.  If our independent directors choose not to enforce our sponsor’s and our executive officers’ indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced and the per share liquidation distribution could be less than the initial $9.84 per share held in the Trust Account.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them in our liquidation.

If we are unable to complete an initial Business Combination within 24 months after the completion of the Offering, our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will, as promptly as practicable thereafter, adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law.  Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized.  Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed.  Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of cessation.  Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the Trust Account to stockholders.  However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage after the consummation of the Offering (such as accountants, lawyers, investment bankers, etc.) and potential target businesses.  We intend to have all vendors that we engage after the consummation of the Offering and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.  Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the Trust Account.  However, we cannot assure you that we will properly assess all claims that may be potentially brought against us.  As such, our stockholders could potentially be liable for any claims to the extent of distributions (but not more)

received by them in a liquidation and any liability of our stockholders may extend well beyond the third anniversary of such liquidation.

If we are required to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.”  As a result, a bankruptcy court could seek to recover all amounts received by our stockholders.  Furthermore, because we intend to distribute the proceeds held in the Trust Account to our public stockholders promptly after October 23, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets.  Furthermore, our directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, thereby exposing themselves and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.  We cannot assure that claims will not be brought against us for these reasons.

Because we have not selected any specific target businesses, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Because we have not yet identified or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, financial condition, or prospects.  To the extent we consummate an initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine.  For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity.  Although our executive officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence.  Furthermore, some of these risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.  We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.  Except for the limitation that an acquisition target have a fair market value of at least 80% of the balance in the Trust Account (excluding the amount held in the Trust Account representing the deferred underwriting discount and commissions and taxes payable) at the time of the acquisition, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition target.  For a more complete discussion of our selection of target businesses, see the section entitled “Proposed Business—Consummating an Initial Business Combination—Selection of a Target and Structuring of an Initial Business Combination,” which can be found in our Prospectus.

A significant portion of working capital could be expended in pursuing business combinations that are not consummated.

It is anticipated that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.  In addition, we may opt to make down payments or pay exclusivity or similar fees in connection with structuring and negotiating a Business Combination.  If a decision is made not to consummate a specific Business Combination, the costs incurred up to that point in connection with the abandoned transaction, potentially including down payments or exclusivity or similar fees, will not be recoverable.  Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate an initial Business Combination for any number of reasons including those beyond our control, such as if our public stockholders holding 30% or more of our common stock vote against an initial Business Combination even though a majority of our public stockholders approve the transaction.  Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and combine with another business.

We may issue additional shares of our capital stock, including through convertible debt securities, to consummate an initial business combination, which would reduce the equity interest of our stockholders and may cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 106,000,000 shares of common stock, par value $0.0001 per share, and 5,000 shares of preferred stock, par value $0.0001 per share.  Immediately after the Offering, there were 850,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation of shares issuable upon full exercise of the underwriters’ over-allotment option, all outstanding warrants and the shares and warrants included in the co investment units) and all of the 5,000 shares of preferred stock available for issuance.  Although we have no commitments as of the date of the Offering to issue any additional securities, we may issue a substantial number of additional shares of our common stock, preferred stock or a combination of both, including through convertible debt securities, as consideration for or to finance a Business Combination.  The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities may:

•	significantly reduce the equity interest of investors in the Offering;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•
cause a change in control which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and result in the resignation or removal of our current executive officers and directors; and

•
adversely affect prevailing market prices for our common stock and warrants.  Our agreement with the underwriters prohibits us, prior to an initial Business Combination, from issuing additional units, additional common stock, preferred stock, additional warrants, or any options or other securities convertible or exchangeable into common stock or preferred stock which participates in any manner in the proceeds of the Trust Account, or which votes as a class with the common stock on a Business Combination.

We may issue additional shares of our common stock as consideration for or to finance an initial business combination, which may dilute the equity interest of our stockholders.

We may acquire all or part of a target business through a share for share exchange or to finance a portion of the initial Business Combination consideration by issuing additional shares of our common stock.  Such additional equity may be issued at a price below the then current trading price for shares of our common stock, resulting in dilution of the equity interest of our then current public stockholders.  At this time, no financing arrangements have been entered into or are contemplated with any third parties to raise any additional funds to finance an initial Business Combination through the sale of additional equity or otherwise.

We may be unable to obtain additional financing, if required, to consummate an initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Offering, the Private Placement and the co-investment will be sufficient to allow us to consummate a Business Combination, because we have not yet identified or approached any prospective target businesses, we cannot ascertain the capital requirements for any particular Business Combination.  If the net proceeds of the Offering, the Private Placement and the co-investment prove to be insufficient, because of the size of the initial Business Combination, the depletion of the available net proceeds in search of target businesses, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we may be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements.  We cannot assure you that such financing will be available on acceptable terms, if at all.  Although we have no current plans to do so, if we were to incur a substantial amount of debt to finance a Business Combination, such incurrence of debt could:

•	lead to default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to pay our debt obligations;

•
cause an acceleration of our obligation to repay the debt, even if we make all principal and interest payments when due, if we breach the covenants contained in the terms of any debt documents, such as covenants that require the maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	create an obligation to repay immediately all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand;

•
require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	make us more vulnerable to adverse changes in general economic, industry, and competitive conditions and adverse changes in government regulation;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy or other purposes; and

•	place us at a disadvantage compared to our competitors who have less debt.

To the extent that additional financing proves to be unavailable when needed to consummate a particular Business Combination, we may be compelled to restructure or abandon that particular Business Combination and seek alternative target businesses.  In addition, if we consummate a Business Combination, we may require additional financing to fund the operations or growth of the target business or businesses.  The failure to secure additional financing could have a material adverse effect on the continued development or growth of our combined business or businesses.  None of our executive officers, directors or stockholders is required to provide any financing to us in connection with or after the consummation of an initial Business Combination.

The desire of our current executive officers and directors to remain with us following an initial business combination may result in a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interests.

Messrs. Mack, Robert Baker, Richard Baker and Neibart currently intend to continue to be involved in our management following our initial Business Combination.  If any or all of them decide to do so, the personal and financial interests of our current executive officers and directors may influence them to condition a Business Combination on their retention by us and to view more favorably target businesses that offer them a continuing role, either as an officer, director, consultant, or other third-party service provider, after the Business Combination.  Messrs. Mack, Robert Baker, Richard Baker and Neibart, in their capacity as our executive officers, could be negotiating the terms and conditions of the Business Combination on our behalf at the same time that they, as individuals, were negotiating the terms and conditions related to an employment, consulting or other agreement with representatives of the potential Business Combination candidate.  As a result, there may be a conflict of interest in the negotiation of the terms and conditions related to such continuing relationships as our executive officers and directors may be influenced by their personal and financial interests rather than the best interests of our public stockholders.

If we acquire a target business in an all-cash transaction, it would be more likely that our current executive officers and directors would remain with us, if they choose to do so.  If our initial Business Combination were structured as a merger in which the owners of the target business were to control us following a Business Combination, it may be less likely that our current management would remain with us because control would rest with the owners of the target business and not our current management, unless otherwise negotiated as part of the transaction in the acquisition agreement, an employment agreement or other arrangement.

Our executive officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.  This could have a negative impact on our ability to consummate a business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses.  We do not intend to have any full-time employees prior to the consummation of an initial Business Combination.  Each of our executive officers and directors is engaged in several other business endeavors and they are not obligated to contribute any specific number of hours per week to our affairs.  Mr. Mack continues to serve as senior partner of Apollo Real Estate Advisors, or Apollo, and is president of the corporate partners of the Apollo Real Estate Funds.  Mr. Robert Baker continues to serve as the Chairman of National Realty & Development Corporation and a founder of NRDC Equity Partners.  Mr. Richard Baker continues to serve as president and chief executive officer of NRDC Real Estate Advisors, LLC and NRDC Equity Partners.  Mr. Neibart is a partner of Apollo.  Our outside directors also serve as officers and board members for other entities, including, without limitation, Amalgamated Bank, PBS Realty Advisors LLC, Ethan Allen Inc., the Jim Pattison Group, National Cinemedia, LLC, Harman International Industries, Inc., The Bear Stearns Companies, Inc., Bowne and Company, Inc., Cablevision, Inc., Intercontinental Exchange, Inc., E.W. Scripps Company and Canadian Imperial Bank of Commerce.  If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to consummate an initial Business Combination.

Our executive officers and directors are, and may in the future become, affiliated with entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of the Offering and until we consummate an initial Business Combination, we intend to engage in the business of identifying and combining with one or more operating businesses.  Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.  In each case, our executive officers’ and directors’ existing directorships may give rise to fiduciary obligations that take priority over any fiduciary obligation owed to us.

We have entered into a business opportunity right of first offer agreement with our Sponsor, NRDC Real Estate Advisors, LLC and NRDC Equity Partners and with our executive officers and directors.  This right of first offer provides that, subject to the respective pre-existing fiduciary duties of our executive officers and directors, from the date of this prospectus until the earlier of the consummation of our initial Business Combination or our liquidation, we will have a right of first offer if any of these parties becomes aware of, or involved with, a Business Combination opportunity with any operating business.  Subject to the respective preexisting fiduciary duties of our executive officers and directors, these parties to the right of first offer agreement will, and will cause companies or entities under their management or control to, first offer any such business opportunity to us and they will not, and will cause each other company or entity under their management or control not to, pursue any such business opportunity unless and until our board of directors, including a majority of our disinterested independent directors, has determined that we will not pursue such opportunity.

We recognize that each of our executive officers and directors may be deemed an affiliate of any company for which such executive officer or director serves as an officer or director or for which such executive officer or director otherwise has a pre-existing fiduciary duty and that a conflict of interest could arise if an opportunity is appropriate for one of such companies.  For a complete description of these affiliations, please see the sections entitled “Management” and “Certain Relationships and Related Transactions — Conflicts of Interest,” located in our Prospectus.  As part of this right of first offer, we have established procedures with respect to the sourcing of a potential Business Combination by our executive officers and directors to eliminate such conflict for our executive officers and directors, whereby a potential Business Combination that must be presented to any company for which such executive officer or director, as the case may be, serves as an officer or director or otherwise has a pre-existing fiduciary duty (other than our Sponsor, NRDC Real Estate Advisors, LLC and NRDC Equity Partners) will not be presented to us until after such executive officer or director has presented the opportunity to such company and such company has determined not to proceed.  These preexisting fiduciary duties may limit the opportunities that are available to us to consummate our initial Business Combination.

Because each of our executive officers and directors directly or indirectly owns shares of our common stock that will not participate in liquidating distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for an initial business combination.

Messrs. Mack, Robert Baker, Richard Baker and Neibart, each indirectly owns shares of our common stock through ownership in our Sponsor.  In addition, our other directors own shares of our common stock.  Each of our Sponsor and our executive officers and directors have agreed to waive their right to receive distributions from the Trust Account upon our liquidation with respect to shares of our common stock they acquired prior to the completion of the Offering, and it and they would lose its and their entire investment in us were this to occur.  Therefore, our executive officers’ and directors’ personal and financial interests may influence their motivation in identifying and selecting target businesses and consummating an initial Business Combination in a timely manner.  This may also result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our stockholders’ best interest.

Our executive officers’ and directors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our executive officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the Trust Account, unless the initial Business Combination is consummated.  The amount of available proceeds is based upon our executive officers’ estimate of the amount needed to fund our operations for the next 24 months and consummate an initial Business Combination.  This estimate may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with an initial Business Combination or pay exclusivity or similar fees or if we expend a significant portion of the available proceeds in pursuit of an initial Business Combination that is not consummated.  The financial interest of our executive officers and directors could influence their motivation in selecting a target and thus, there may be a conflict of interest when determining whether a particular Business Combination is in our public stockholders’ best interest.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing stockholders which may raise potential conflicts of interest.

In light of our executive officers’, directors’ and existing stockholders’ involvement with other companies and our intent to consummate an initial Business Combination, we may decide to acquire one or more businesses affiliated with our executive officers, directors or existing stockholders.  Certain of our executive officers and directors, identified below, are affiliated with the following entities that may compete with us for combination with target businesses:  Mr. Mack with Mack-Cali Realty Corporation; Mr. Richard Baker with Lord & Taylor and Hudson’s Bay Company; Mr. Neibart with Linens ‘N Things; and our other directors with companies including, without limitation, Amalgamated Bank, PBS Realty Advisors LLC, Ethan Allen Inc., the Jim Pattison Group, National Cinemedia, LLC, Harman International Industries, Inc., The Bear Stearns Companies, Inc., Bowne and Company, Inc., Cablevision, Inc., Intercontinental Exchange, Inc., E.W. Scripps Company and Canadian Imperial Bank of Commerce.  Our executive officers, directors and existing stockholders are not currently aware of any specific opportunities to consummate a Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such entity or entities.  Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would consider such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in “Proposed Business—Consummating an Initial Business Combination— Selection of a Target and Structuring of an Initial Business Combination,” located in our Prospectus.  Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a Business Combination with one or more businesses affiliated with our existing stockholders, or our current executive officers and directors, potential conflicts of interest still may exist and, as a result, the terms of the initial Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We will not generally be required to obtain a determination of the fair market value of a target business or target businesses from an unaffiliated, independent investment banking firm.

Our initial Business Combination must be with one or more operating businesses whose fair market value is at least equal to 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such combination.  The fair market value of such business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and book value.  If our board of directors is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion or if one of our executive officers, directors or existing stockholders is affiliated with that target business, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority (FINRA) with respect to the fair market value of the target business.  In all other instances, we will have no obligation to obtain or provide our stockholders with a fairness opinion.  Investment banking firms providing fairness opinions typically place limitations on the purposes for which the opinion may be used, and there can be no assurances that, as a result of such limitations or applicable law, stockholders will be entitled to rely on the opinion.  We expect to require that any firm selected by us to provide a fairness opinion will adhere to general industry practice in stating the purposes for which its opinion may be used.  If no opinion is obtained or if stockholders are not permitted to rely on the opinion, our stockholders will be relying solely on the judgment of our board of directors with respect to the determination of the fair market value of our initial Business Combination.

The American Stock Exchange may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We intend that our units, and, after the date of separation, shares of common stock and warrants, which we refer to, collectively, as our securities, will be listed on the American Stock Exchange on or promptly after the date of this prospectus.  We cannot assure you that our securities will be, or will continue to be, listed on the American Stock Exchange in the future, prior to a Business Combination.  Additionally, in connection with our initial Business Combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements.  We cannot assure you that we will be able to meet those initial listing requirements at that time.  If the American Stock Exchange delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the OTC Bulletin Board or the “pink sheets.”  As a result, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.”  Since we expect that our units, and eventually our common stock and warrants will be listed on the American Stock Exchange, our units, common stock and warrants will be covered securities.  Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.  While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.  Further, if we were no longer listed on the American Stock Exchange, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time our securities are no longer listed on the American Stock Exchange or another exchange or we have net tangible assets of $5,000,000 or less or our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended, which we refer to as the Securities Exchange Act.  Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected.  As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

We may only be able to consummate one business combination, which may cause us to be solely dependent on a single business and a limited number of services or products.

The net proceeds from our Offering and the Private Placement, after reserving $250,000 of the proceeds for our operating expenses, provided us with approximately $391,966,881 excluding deferred underwriting discounts and commissions, which we may use to consummate our initial Business Combination.  Although we are permitted to consummate our initial Business Combination with more than one target business, we currently intend to consummate our initial Business Combination with a single operating business whose fair market value is at least equal to 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions and taxes payable) at the time of the initial Business Combination.  If we acquire more than one target business, additional issues would arise, including possible complex accounting issues, which would include generating pro forma financial statements reflecting the operations of several target businesses as if they had been combined, and numerous logistical issues, which would include attempting to coordinate the timing of negotiations, proxy statement disclosure and closing, with multiple target businesses.  In addition, we would be exposed to the risk that conditions to closings with respect to the initial Business Combination with one or more of the target businesses would not be satisfied, bringing the fair market value of the initial Business Combination below the required threshold of 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions and taxes payable).  As a result, we are likely to consummate an initial Business Combination with only a single operating business, which may have only a limited number of services or products.  The resulting lack of diversification may:

•	result in our being dependent upon the performance of a single operating business;

•	result in our being dependent upon the development or market acceptance of a single or limited number of services, processes or products; and

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial Business Combination.

In this case we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to consummate several Business Combinations in different industries or different areas of a single industry so as to diversify risks and offset losses.  Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.

Any attempt to consummate more than one transaction as our initial business combination will make it more difficult to consummate our initial business combination.

In the event that we are unable to identify a single operating business with which to consummate an initial Business Combination, we may seek to combine contemporaneously with multiple operating businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions and taxes payable) at the time of those combinations.  Business Combinations involve a number of special risks, including diversion of management’s attention, legal, financial, accounting and due diligence expenses, and general risks that transactions will not be consummated.  To the extent we try to consummate more than one transaction at the same time, all of these risks will be exacerbated, especially in light of our limited financial and other resources.  Consummating our initial Business Combination through more than one transaction likely would result in increased costs as we would be required to conduct a due diligence investigation of more than one business and negotiate the terms of the initial Business Combination with multiple entities.  In addition, due to the difficulties involved in consummating multiple Business Combinations concurrently, our attempt to consummate our initial Business Combination in this manner would increase the chance that we would be unable to successfully consummate our initial Business Combination in a timely manner.  In addition, if our initial Business Combination entails simultaneous transactions with different entities, each entity will need to agree that its transaction is contingent upon the simultaneous closing of the other transactions, which may make it more difficult for us, or delay our ability, to consummate the initial Business Combination.  As a result, if we attempt to consummate our initial Business Combination in the form of multiple transactions, there is an increased risk that we will not be in a position to consummate some or all of those transactions, which could result in our failure to satisfy the requirements for an initial Business Combination and force us to liquidate.

We may combine with a target business with a history of poor operating performance and there is no guarantee that we will be able to improve the operating performance of that target business.

Due to the competition for Business Combination opportunities, we may combine with a target business with a history of poor operating performance if we believe that target business has attractive attributes that we believe could be the basis of a successful business after consummation of our initial Business Combination.  A business with a history of poor operating performance may be characterized by, among other things, several years of financial losses, a smaller market share than other businesses operating in a similar geographical area or industry or a low return on capital compared to other businesses operating in the same industry.  In determining whether one of these businesses would be an appropriate target, we would base our decision primarily on the fair market value of such a business.  We would consider, among other things, its operating income, its current cash flows and its potential to generate cash in the future, the value of its current contracts and our assessment of its ability to attract and retain new customers.  However, combining with a target business with a history of poor operating performance can be extremely risky and we may not be able to improve operating performance.  If we cannot improve the operating performance of such a target business following our Business Combination, then our business, financial condition and results of operations will be adversely affected.  Factors that could result in our not being able to improve operating performance include, among other things:

•	inability to predict changes in technological innovation;

•	competition from superior or lower priced services and products;

•	lack of financial resources;

•	inability to attract and retain key executives and employees;

•	claims for infringement of third-party intellectual property rights and/or the availability of third-party licenses; and

•	changes in, or costs imposed by, government regulation.

If we effect an initial business combination with a business located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect an initial Business Combination with a business located outside of the United States.  If we do, we would be subject to any special considerations or risks associated with businesses operating in the target’s home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks.  If we were unable to do so, our operations might suffer.

If we effect an initial business combination with a business located outside of the United States, the laws applicable to such business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect an initial Business Combination with a business located outside of the United States, the laws of the country in which such business operates will govern almost all of the material agreements relating to its operations.  We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction.  The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.  Additionally, if we acquire a business located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States.  As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Our existing stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our existing stockholders beneficially own approximately 20% of our issued and outstanding shares of common stock and, at the time of our initial Business Combination, this percentage will increase as a result of the co-investment.  In addition, there is no restriction on the ability of our executive officers, directors and existing stockholders to purchase units, shares of our common stock or warrants in the market after completion of the Offering.  If they were to do so, the percentage of our outstanding common stock held by our executive officers, directors and existing stockholders would increase.  Any common stock acquired by our Sponsor or our executive officers and directors or in the secondary market will be considered part of the holdings of public stockholders.  As a result of their substantial beneficial ownership through their control of NRDC Capital Management, LLC, Mr. Mack, our Chairman, Mr. Robert Baker, our Vice Chairman, Mr. Richard Baker, our Chief Executive Officer, and Mr. Neibart, our President, each may exert considerable influence on actions requiring a stockholder vote, including the election of executive officers and directors, amendments to our amended and restated certificate of incorporation, the approval of benefit plans, mergers and similar transactions (including approval of the initial Business Combination).  Other than in respect of the co-investment, our existing stockholders, directors and officers have not established any specific criteria that would trigger purchases of our securities in the aftermarket or in private transactions, but they would most likely consider a variety of factors, including whether they believed that such securities were undervalued and represented a good investment.  Any such purchases would be made in compliance with all applicable securities laws and our insider trading policy.

Because our existing stockholders, including our directors and officers, will lose their entire investment in us if a business combination is not consummated, our existing stockholders, directors or officers may purchase shares of our common stock from stockholders who would otherwise choose to vote against a proposed business combination or exercise their conversion rights in connection with such business combination.

Our sponsor owns shares of our common stock (which were purchased for an aggregate of $25,000) which will be worthless if we do not consummate a Business Combination.  In addition, our sponsor’s warrants will also be worthless if we do not consummate a Business Combination.  Given the interest that our existing stockholders, directors and officers have in a Business Combination being consummated, it is possible that our existing stockholders, directors or officers will acquire securities from public stockholders that have indicated their intention to vote against the Business Combination and exercise their conversion rights in order to help to insure that the Business Combination will be approved.  Accordingly, such purchases could result in a Business Combination being approved that may have otherwise not been approved by our public stockholders, but for the purchases made by our existing stockholders, directors or officers.

Our staggered board may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders.

Our board of directors are divided into three classes, each of which generally will serve for a term of three years, with only one class of directors being elected in each year.  There may not be an annual meeting of stockholders to elect new directors prior to the consummation of an initial Business Combination, in which case, all of the current directors will continue in office at least until the consummation of the initial Business Combination.  As a consequence of this “staggered” board of directors, only a minority of the board of directors would be considered for election.  Moreover, except to the extent stockholder proposals are properly and timely submitted, our directors will determine which matters, including prospective Business Combinations, to submit to a stockholder vote.  As a result, they will exert substantial control over actions requiring a stockholder vote both before and following an initial Business Combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to consummate an initial business combination.

In connection with the Offering, as part of the units, we issued warrants to purchase 41,400,000 shares of common stock.  In addition, in connection with the Private Placement, we issued warrants to our Sponsor to purchase 8,000,000 shares of common stock.  Contemporaneously with the consummation of our initial Business Combination, as part of the co-investment units to be purchased by our Sponsor, we will issue 2,000,000 warrants to purchase 2,000,000 shares of our common stock.  To the extent we issue shares of common stock to consummate an initial Business Combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive partner for a Business Combination in the eyes of a target business, as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and the potential for such issuance could reduce the value of the shares that may be issued to consummate the initial Business Combination.  Accordingly, the existence of our warrants may make it more difficult to consummate an initial Business Combination or may increase the cost of a target business if we are unable to consummate an initial Business Combination solely with cash.  Additionally, the sale, or potential sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing.  If and to the extent these warrants are exercised, you may experience dilution to your holdings.

Our existing stockholders’ exercise of their registration rights may have an adverse effect on the market price of our common stock, and the existence of these rights may make it more difficult to consummate an initial business combination.

Our Sponsor is entitled to demand on up to three occasions that we register the resale of its shares of common stock and private placement warrants and its co-investment units, including the co-investment shares of common stock, the co-investment warrants and the shares of common stock underlying the co-investment warrants.  Our Sponsor and our directors also have certain “piggyback” registration rights and the right to unlimited registration on Form S-3 to the extent that we are eligible to use Form S-3.  If our Sponsor and our directors exercise their registration rights with respect to all of their shares of common stock and warrants, then there will be an additional 22,350,000 shares (including 1,350,000 shares sold to our Sponsor that are subject to forfeiture to the extent the underwriters do not exercise their over-allotment option) of common stock eligible for trading in the public market.  This potential increase in trading volume may have an adverse effect on the market price of our common stock.  In addition, the existence of these rights may make it more difficult to consummate an initial Business Combination or may increase the cost of a target business in the event that we are unable to consummate an initial Business Combination solely with cash, as the stockholders of a particular target business may be discouraged from entering into a Business Combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Failure to maintain an effective registration statement and a prospectus available for use relating to the common stock underlying our warrants may deprive our warrants of value and the market for our warrants may be limited.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless at the time of exercise a registration statement relating to shares of common stock issuable upon exercise of the warrants is effective and a prospectus relating to shares of common stock issuable upon exercise of the warrants is available for use and those shares of common stock have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of our warrants.  The private placement warrants will not be exercisable at any time when a registration statement relating to the shares of common stock underlying the public warrants is not effective and a prospectus relating to those shares is not available for use by the public warrant holders.  So long as any of the public warrants remain outstanding, the co-investment warrants will not be exercisable at any time when a registration statement relating to the shares of common stock underlying the public warrants is not effective and a prospectus relating to those shares is not available for use by the public warrant holders.  Holders of the warrants are not entitled to net cash settlement and the warrants may only be settled by delivery of shares of our common stock and not cash.  Under the terms of a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our reasonable best efforts to maintain an effective registration statement and prospectus available for use relating to common stock issuable upon exercise of the warrants until the expiration of the warrants, and to take such action as is necessary to qualify the common stock issuable upon exercise of the warrants for sale in those states in which the Offering was initially qualified.  However, we cannot assure you that we will be able to do so.  We have no obligation to settle the warrants for cash, in any event, and the warrants may not be exercised and we will not deliver securities therefore in the absence of an effective registration statement or a prospectus available for use.  The warrants may never become exercisable if we never comply with these registration requirements and, in any such case, the total price paid for each unit would effectively have been paid solely for the shares of common stock included therein.  In any case, the warrants may be deprived of value and the market for the warrants may be limited if a registration statement relating to the common stock issuable upon the exercise of the warrants is not effective, a prospectus relating to the common stock issuable upon the exercise of the warrants is not available for use or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to consummate an initial business combination or operate over the near term or long term in our intended manner.

We do not plan to operate as an investment fund or investment company, or to be engaged in the business of investing, reinvesting or trading in securities.  Our plan is to acquire, hold, operate and grow for the long term one or more operating businesses.  We do not plan to operate as a passive investor or as a merchant bank seeking dividends or gains from purchases and sales of securities.  Our principals are experienced as officers and directors of operating companies.

Companies that fall within the definition of an “investment company” set forth in Section 3 of the Investment Company Act of 1940, as amended, and the regulations thereunder, which we refer to as the 1940 Act, are subject to registration and substantive regulation under the 1940 Act.  Companies that are subject to the 1940 Act that do not become registered are normally required to liquidate and are precluded from entering into transactions or enforceable contracts other than as an incident to liquidation.  The basic definition of an “investment company” in the 1940 Act and related SEC rules and interpretations includes a company (1) that is, proposes to be, or holds itself out as being engaged primarily in investing, reinvesting or trading in securities; or (2) that has more than 40% of its assets (exclusive of U.S. government securities and cash items) in “investment securities,” or (3) that is a “special situation investment company” (such as a merchant bank or private equity fund).

For example, if we were deemed to be an investment company under the 1940 Act, we would be required to become registered under the 1940 Act (or liquidate) and our activities would be subject to a number of restrictions, including, among others:

•	corporate governance requirements and requirements regarding mergers and share exchanges;

•	restrictions on the nature of our investments;

•	restrictions on our capital structure and use of multiple classes of securities; and

•	restrictions on our use of leverage and collateral; ..

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•
reporting, record keeping, voting, proxy, and disclosure requirements, and other rules and regulations; compliance with which would reduce the funds we have available outside the Trust Account to consummate our initial Business Combination.

In order not to be regulated as an investment company under the 1940 Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in an initial business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities.”  Our business will be to identify and consummate a Business Combination and thereafter to operate the acquired business or businesses for the long term.  We do not plan to buy operating businesses with a view to resale or profit from their resale.  We do not plan to buy unrelated businesses or to be a passive investor.  We do not believe that our anticipated principal activities will subject us to the 1940 Act.  To this end, the proceeds held in the Trust Account may only be invested by the trustee in U.S. government securities and in assets that are considered “cash items” for purposes of Section 3(a)(2) of the 1940 Act.  Pursuant to the trust agreement, the trustee is not permitted to invest in securities or assets that are considered “investment securities” within the meaning of Section 3(a) of the 1940 Act.  By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring, growing and operating businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund) we intend to avoid being deemed an “investment company” within the meaning of the 1940 Act.  The Offering is not intended for persons who are seeking a return on investments in government securities or investment securities.  The Trust Account and the purchase of government securities for the Trust Account is intended as a holding place for funds pending the earlier to occur of either:  (i) the consummation of our primary business objective, which is a Business Combination, or (ii) absent a Business Combination, our return of the funds held in the Trust Account to our public stockholders as part of our plan of liquidation.  If we do not invest the proceeds as discussed above, we may be deemed to be subject to the 1940 Act.  If we were deemed to be subject to the 1940 Act, compliance with these additional regulatory burdens would require additional expense for which we have not accounted.

Certain of our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc., and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in our best interest.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because all of our directors may receive reimbursement for out-of pocket expenses incurred by them in connection with activities on our behalf, such as attending meetings of the board of directors, identifying potential target businesses and performing due diligence on suitable Business Combinations, and all of our directors, directly or indirectly, own shares of our securities, state securities administrators could take the position that such individuals are not “independent.”  If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.  There is no limit on the amount of out-of pocket expenses that could be incurred, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.  To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the Trust Account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial Business Combination.  Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case.  If actions are taken or expenses are incurred that actually are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008.  If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation.  Any inability to provide reliable financial reports could harm our business.  Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls.  A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls.  The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.  Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Item 1B.                      Unresolved Staff Comments

None

Item 2.               Properties

We maintain our executive office at 3 Manhattanville Road, Purchase, NY 10577.  The cost for this space is included in the $7,500 per month fee we have agreed to pay our Sponsor, NRDC Capital Management, LLC for general and administrative services.  We pay this fee from the interest earned on the Trust Account, which we are permitted to withdraw.  The agreement for administrative services with NRDC Capital Management, LLC, which covers the rental of this space, continues until the earlier of the completion of a Business Combination or upon our dissolution.  We consider our current office facilities suitable for our business as it is presently conducted.  We do not own any real estate or other physical properties.

Item 3.               Legal Proceedings

There is no litigation currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such.

PART II

Item 4.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities

Market

Our units, which consist of one share of our common stock, par value $.0001 per share and one warrant to purchase an additional share of our common stock, commenced trading on the American Stock Exchange under the symbol “NAQ-U,” on October 23, 2007.

Holders of Common Equity

As of  December 31, 2007, there was one holder of record of our units and seven record holders of our common stock (including holders of common stock included in our units).

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends before we complete our initial Business Combination.  Thereafter, dividend payments will depend upon our revenues and earnings, if any, capital requirements and general financial condition and will be within the discretion of our board of directors.  Our board of directors currently intends to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Since our inception on July 10, 2007, we sold 8,625,000 shares of common stock (after giving effect to our 6 for 5 stock split effected on September 4, 2007) without registration under the Securities Act:

Stockholders	Number of Shares

NRDC Capital Management, LLC	8,625,000

Such shares were issued on July 13, 2007 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, accredited entities.  The shares issued to the entity above were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.003 per share.

In addition, our sponsor purchased 8,000,000 warrants at $1.00 per warrant (for an aggregate purchase price of $8,000,000) from us immediately prior to the completion of the Offering.  These purchases were made on a private placement basis.  These issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.  The obligation to purchase the warrants undertaken by the above individuals was made pursuant to a Subscription Agreement, dated as of July 13, 2007 (the form of which was filed as Exhibit 10.10 to our Registration Statement on Form S-1 and incorporated by reference herein).  Such obligation was made prior to the filing of the Registration Statement, and the only conditions to the obligation undertaken by such individuals are conditions outside of the investor’s control.  Consequently, the investment decision relating to the purchase of the warrants was made prior to the filing of the Registration Statement relating to the public offering and therefore constitutes a “completed private placement.”

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds from the Registered Offering and the Private Placement

On October 23, 2007, we consummated a private placement of 8,000,000 warrants with NRDC Capital Management, LLC, an entity owned and controlled by the executive officers of the Company, and our initial public offering of 41,400,000 units, including 5,400,000 units pursuant to the underwriters’ over-allotment option.  We received net proceeds of approximately $384,000,000 and also received $8,000,000 of proceeds from the private placement sale of 8,000,000 insider warrants to NRDC Capital Management, LLC. Banc of America Securities, LLC served as the sole bookrunning manager for our initial public offering.  The securities sold in the Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-144871).  The Securities and Exchange Commission declared the registration statement effective on October 17, 2007.

Substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with an operating business.  There is no assurance that the Company will be able to successfully affect a Business Combination.  Upon the closing of the Offering and Private Placement, $406,456,881 including $14,490,000 of the underwriters’ discounts and commissions is being held in a Trust Account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company.

No portion of the proceeds of the Offering was paid to directors, officers or holders of 100% or more of any class of our equity securities or their affiliates.

Repurchases of Equity Securities

None

Item 5.               Selected Financial Data

The following selected financial and operating information should be read in connection with “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations” and our financial statements, including the notes, included elsewhere herein.

Period Ended December 31, 2007
Statement of Income Data:
Interest Income	$3,359,023
Operating expenses	446,301
Income before income taxes	2,912,722
Income tax provision	1,178,520
Net income	$1,734,202

Weighted average common shares outstanding:
Basic and diluted	27,198,837

Balance Sheet Data:
Investments held in trust	$395,323,737
Investments held in trust from underwriter	14,490,000
Total assets	410,273,506
Total liabilities	16,266,860
Common stock subject to redemption	117,590,055
Total stockholders’ equity	276,416,591

Item 6.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on July 10, 2007 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar Business Combination, one or more operating businesses.  We intend to use cash derived from the net proceeds of our Offering, which was consummated on October 23, 2007, and the exercise by the underwriters of their over-allotment option, which closed on October 23, 2007, together with any additional financing arrangements that we undertake, to effect a Business Combination.

If we issue additional shares of our capital stock as consideration in a Business Combination it may result in:

•	significant dilution of the interest of our public investors in our company;

•
if we issue a sufficient number of shares, a change in control of our company, which may among other things, result in the resignation or removal of our existing officers and directors and could reduce or eliminate our ability to use our net operating loss carry forwards, if any, for tax purposes;

•	reduced market prices for our common stock; and

•	due to the fact that 850,000 unreserved shares remain, an increase in authorized shares may be required.

Similarly, if we issue debt securities or incur other forms of indebtedness, it could result in:

•	increased expenses to pay debt service;

•	if the debt has a variable rate, increased vulnerability to changes in market interest rates, since our revenues may not increase, or may decrease, if interest rates rise;

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to service our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•
our inability, or limitations on our ability, to obtain additional financing, if necessary, if the debt contains covenants restricting our ability to obtain additional financing while the debt is outstanding;

•	prohibitions or limitations on our ability to pay dividends on our common stock;

•
requirements that we dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which would reduce the funds available for dividends on our common stock, working capital, capital expenditures, Business Combinations and other general corporate purposes; and

•	limitations or prohibitions on Business Combinations, capital expenditures or other business operations unless we meet particular financial or operational tests.

Results of Operation and Liquidity

Our entire activity since inception has been limited to organizational activities, activities relating to our initial public offering and, since our initial public offering, activities relating to identifying and evaluating prospective acquisition targets.  We have neither engaged in any operations nor generated any revenues to date, other than interest income earned on the proceeds of our initial public offering.

For the period ended December 31, 2007 the Company earned interest income of $3,359,023 and had general and administrative expenses of $446,301.  The Company had a provision for income taxes of $1,178,520 resulting in net income for the period of $1,734,202.

The gross proceeds from the sale of the units in our initial public offering and the private placement were $422,000,000.  Of that amount, after deducting offering expenses of $15,193,556 (including reimbursement of $200,000 advanced by our Sponsor to pay offering expenses), and working capital of $349,563, we deposited $406,456,881 in the Trust Account (including $14,490,000 of the underwriters’ discounts and commissions)

The funds held in the Trust Account are currently invested in Treasury Bills issued by the United States government having a maturity of 180 days or less.  We also have the option to invest the funds in money market funds meeting the criteria under Rule 2a-7 under the 1940 Act.  Interest earned will be applied in the following order of priority:

•	payment of taxes on Trust Account interest;

•	our working capital requirements before we complete a Business Combination, to a maximum of $2,700,000, and, if necessary, funding of the costs of our potential dissolution and liquidation;

•	solely if we complete a Business Combination, payment of interest on the amount of deferred underwriters’ compensation payable to the underwriters in our initial public offering; and

•	the balance, if any, to us if we complete a Business Combination or to our public stockholders if we do not complete a Business Combination.

We believe that the interest earned on Trust Account funds in the period before we effect a Business Combination will be sufficient to fund our operations and costs relating to the acquisition of a target business or to fund the costs and expenses relating to our liquidation and dissolution if we do not consummate a Business Combination.

We expect to use substantially all of the net proceeds of our initial public offering and the private placement to acquire a target business, including payment of expenses we incur in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the Business Combination.  To the extent that we use debt or equity securities as consideration in a Business Combination and do not use all of the funds in the Trust Account, we will use the remaining Trust Account funds to finance the operations of the target business.  We believe that the $2,700,000 that we are allowed to draw from interest earned on the Trust Account will be sufficient to allow us to operate until at least October 23, 2009, even if we do not complete a Business Combination during that time.

Before our initial public offering, our Sponsor loaned us $200,000 without interest, which we used to pay a portion of the expenses of our initial public offering, such as SEC registration fees, NASD registration fees, blue sky fees and expenses, fees relating to listing our securities on the American Stock Exchange and legal and accounting fees and expenses.  We repaid this loan from the proceeds of our initial public offering, as referred to above.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

We have issued warrants in conjunction with our initial public offering and private placement, and have also issued incentive warrants.  These warrants may be deemed to be equity linked derivatives and, accordingly, represent off balance sheet arrangements.  See Note 2 to the notes to our financial statements.  We account for these warrants as stockholders’ equity and not as derivatives since they meet the scope exception in paragraph 11(a) of the Financial Accounting Standards (FAS 133).

Contractual Obligations

We did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.  We entered into a Service Agreement with the parent of our Sponsor requiring us to pay $7,500 per month.  The agreement terminates on the earlier of the completion of a Business Combination or upon our dissolution.

Item 7.               Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.  We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business.  Accordingly, we are not and, until such time as we consummate a Business Combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.

Item 8.               Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NRDC Acquisition Corp.

We have audited the accompanying balance sheet of NRDC Acquisition Corp. (a corporation in the development stage) as of December 31, 2007 and the related statements of income, stockholders’ equity and cash flows for the period from July 10, 2007 (inception) to December 31, 2007.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NRDC Acquisition Corp. as of December 31, 2007 and the results of its operations and its cash flows for the period from July 10, 2007 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP

New York, New York

April 4, 2008

NRDC ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEET

December 31, 2007
ASSETS
Current assets
Cash & cash equivalents	$198,570
Investments held in trust	395,323,737
Investments held in trust from underwriter	14,490,000
Prepaid expenses	128,130
Deferred tax asset	133,069
Total assets	$410,273,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,310
Income taxes payable	1,311,589
Accrued expenses	369,961
Accrued offering costs	69,000
Deferred underwriting fee	14,490,000
Total liabilities	$16,266,860

Common Stock, subject to possible conversion of 12,419,999 shares at conversion value	117,590,055

Stockholders’ Equity:
Preferred stock, par value of $0.0001, authorized 5,000 shares; no shares issued and outstanding	$—
Common stock, par value of $0.0001, authorized 106,000,000 shares; issued and outstanding 51,750,000 shares (which includes 12,419,999 shares subject to possible conversion)	5,175
Additional paid-in capital	274,677,214
Earnings accumulated during development stage	1,734,202
Total stockholders’ equity	276,416,591
Total liabilities and stockholders’ equity	$410,273,506

See notes to financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF INCOME

For the period from July 10, 2007 (inception) to December 31, 2007

Interest income	$3,359,023

General & administrative expenses	$446,301
Income before Provision for Income Taxes	2,912,722
Provision for Income Taxes (Note 6)	1,178,520
Net Income for the period	$1,734,202

Weighted average shares outstanding
Basic & diluted	27,198,837

Net Income per share
Basic & diluted	$0.06

See notes to financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from July 10, 2007 (inception) to December 31, 2007

	Common Stock
	Shares	Amount	Additional paid-in capital	Earnings accumulated during development stage	Stockholders’ Equity
Issuance of units to Founders on July 13, 2007 at approximately $0.002 per share	10,350,000	1,035	$23,965	$—	$25,000
Sale of Private Placement Warrants	—	—	8,000,000		8,000,000
Sale of 41,400,000 units through public offering (net of underwriter’s discount and offering expenses) including 12,419,999 shares subject to possible conversion	41,400,000	4,140	384,243,304		384,247,444
Proceeds subject to possible conversion			(117,590,055)		(117,590,055)
Net Income				1,734,202	1,734,202
Balance at December 31, 2007	51,750,000	$5,175	$274,677,214	$1,734,202	$276,416,591

See notes to financial statements.

NRDC ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For the period from July 10, 2007 (inception) to December 31, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,734,202
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on investments held in trust	(3,356,856)
Changes in operating assets and liabilities
Prepaid expenses	(128,130)
Deferred tax asset	(133,069)
Accounts payable	26,310
Income taxes payable	1,311,589
Accrued expenses	369,961
Net cash used in operating activities	(175,993)

CASH FLOW FROM INVESTING ACTIVITIES
Investments placed in trust	(406,456,881)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of units to public	$414,000,000
Proceeds from private placements of warrants	8,000,000
Proceeds from sale of units to Founders	25,000
Proceeds from notes payable to affiliates of Founders	200,000
Repayment of notes payable to affiliates of Founders	(200,000)
Payment of offering costs	(15,193,556)
Net cash provided by financing activities	406,831,444
Net increase in cash	198,570
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$198,570

Supplemental disclosure of noncash financing activities:
Accrual of offering costs	$69,000
Accrual of deferred underwriting fee	$14,490,000

See notes to financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

1.  Organization, Proposed Business Operations and Summary of Significant Accounting Policies

Nature of Operations

NRDC Acquisition Corp. (the “Company”) is a blank check company incorporated on July 10, 2007 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar Business Combination with one or more existing operating businesses.

At December 31, 2007 the Company had not commenced any operations.  All activity through December 31, 2007 relates to the Company’s formation, a private placement (“Private Placement”) and the initial public offering (“Public Offering” and, together with the Private Placement, the “Offerings”) described below.

The registration statement for the Company’s Offering (as described in Note 3) was declared effective on October 17, 2007 (the “Effective Date”).  The Company consummated the offering on October 23, 2007, and received net proceeds of approximately $384,000,000 and also received $8,000,000 of proceeds from the private placement (“the Private Placement”) sale of 8,000,000 insider warrants to NRDC Capital Management, LLC (the “Sponsor”).  The warrants sold in the Private Placement are identical to the warrants sold in the offering, but the purchasers in the Private Placement have waived their rights to receive any distributions upon liquidation in the event the Company does not complete a Business Combination as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination (“Business Combination”).  There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering and Private Placement, $406,456,881 including $14,490,000 of the underwriters’ discounts and commissions as described in Note 3, is being held in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages execute agreements with the Company waving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.  NRDC Capital Management, LLC and the Company’s executive officers have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company.  There can be no assurance that they will be able to satisfy those obligations.  The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $2,700,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval.  In the event that stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.  All of the Company’s stockholders prior to the offering (“Founders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination and in favor of an amendment to our certificate of incorporation to provide for the

Company’s perpetual existence.  After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares.  The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the offering.  Accordingly, Public Stockholders holding 12,419,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering.  Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount held in Trust Fund, including the deferred portion of the Underwriters’ discount and commission) has been classified as common stock subject to possible conversion on the accompanying December 31, 2007 balance sheet.

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the Effective Date of the Offering.  If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

2.  Summary of Significant Accounting Policies

Income taxes—Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes.  A valuation is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Cash and Cash Equivalents—The carrying amount approximates the fair value.  Cash equivalents consist of highly liquid commercial paper investments that have a maturity of less than three months.  The Company’s cash and cash equivalents were $198,570 at December 31, 2007.

Earnings per common share—Earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.  The effect of the 41,400,000 warrants issued in connection with the Offering and the 8,000,000 outstanding warrants issued in connection with the Private Placement has not been considered in diluted income per share calculations since such warrants are contingently exercisable.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.

Fair value of Financial Instruments—The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate.  The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at December 31, 2007.  The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Investment in Treasury Bills—This investment is considered a trading security.  The investment is carried at market value, which approximates cost plus accrued interest.

Accounting Policies—In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The provisions of FIN 48 are effective from the Company’s inception.  Since the Company is a development stage company that has began operations in 2007, the Company has not yet filed tax returns as of December 31, 2007.

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”) that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

In December 2007, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 160 “Non-controlling Interests in Consolidated Financial Statements”( “SFAS 160”) that is effective for annual periods beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. Upon adoption of SFAS 160, the Company will re-classify any non-controlling interests as a component of equity.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.  Initial Public Offering

On October 23, 2007, the Company sold 41,400,000 units (“Units”) in the Offering at a price of $10 per unit.  Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrants”), including 5,400,000 units sold by the underwriters in their exercise of the full amount of their over-allotment option.  Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination and 12 months from the effective date of the Offering and expiring four years from the effective date of the Offering.  The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is a least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  In accordance with the warrant agreement relating to the warrants sold and issued in the Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants.  The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise.  Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise.  Consequently, the Warrants may expire unexercised and unredeemed.

In connection with the Offering, the Company paid Banc of America Securities LLC, the underwriter of the Offering and underwriting discount of 7% of the gross proceeds of the Offering, of which 3.5% of the gross proceeds ($14,490,000) will be held in the Trust Account and payable only upon the consummation of a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination.

Simultaneously with the consummation of the offering, the Company’s Sponsor purchased 8,000,000 warrants (“Private Placement Warrants”) at a purchase price of $1.00 per warrant, in a private placement.  The proceeds of $8,000,000 were placed in the Trust Account.  The Private Placement Warrants are identical to the Warrants underlying the units sold in the Offering except that the Private Placement Warrants will be exercisable on a cashless basis as long as they are still held by the initial purchasers.  The purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them until after the completion of a Business Combination.  The purchase price of the Private Placement Warrants approximates the fair value of such warrants.

Our Sponsor will be entitled to make up to three demands that we register the 10,350,000 shares of common stock (the “Founder’s shares”), the 8,000,000 Private Placement warrants and the shares for which they are exercisable, and the 2,000,000 co-investment shares and the 2,000,000 co-investment warrants (described in Note 5) and the shares of common stock for which they are exercisable, pursuant to an agreement signed prior to the Effective Date.  Our Sponsor may elect to exercise its registration rights at any time beginning on the date three months prior to the expiration of the applicable transfer restrictions.  The restricted transfer period for the shares and the co-investment shares of common stock expires on the date that is one year after the consummation of the initial Business Combination, and the restricted transfer period for the Private Placement Warrants and the shares for which they are exercisable expires on the consummation of our initial Business Combination.  Our directors will have “piggy-back” registration rights with respect to the shares of common stock that they own prior to the completion of this offering, subject to the same limitations with respect to the transfer restriction period.  In addition, our Sponsor and our directors each have certain “piggy-back” registration rights with respect to the shares held by them on registration statements filed by us on or subsequent to the expiration of the applicable transfer restriction period and unlimited registration rights with respect to a registration statement on Form S-3.  We will bear the expenses incurred in connection with the filing of any registration statement.  Pursuant to the registration rights agreement, our Sponsor and our executive officers and directors will waive any claims to monetary damages for any failure by us to comply with the requirements of the registration rights agreement.

4. Notes Payable to Affiliate

The Company issued an aggregate $200,000 unsecured promissory note to NRDC Capital Management, LLC on July 13, 2007.  The note was non-interest bearing and was payable on the earlier of the consummation of the offering by the Company or July 13, 2009.  The Company repaid the notes in full on October 23, 2007.

5.  Commitments

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to NRDC Capital Management, LLC.  Services commenced on the effective date of the offering, October 17, 2007 and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company’s liquidation.  For the period ended December 31, 2007, the Company has incurred $16,451 of expense relating to this agreement which is included in general/administrative services in the accompanying Statement of Income.

NRDC Capital Management, LLC has agreed to purchase from the Company an aggregate of 2,000,000 of its units at a price of $10.00 per unit for an aggregate purchase price of $20,000,000 in a transaction that will occur immediately prior to the consummation of our initial Business Combination (the “Co-Investment”).  Each unit will consist of one share of common stock and one warrant.

These co-investment units will be identical to the units sold in the Offering except that the common stock and the warrants included in the co-investment units, and the common stock issuable upon exercise of those warrants, with certain limited exceptions, may not be transferred or sold for one year after the consummation of our initial business combination. Additionally, the warrants included in the co-investment units are (1) exercisable only after the date on which the last sales price of our common stock on the American Stock Exchange, or other national securities exchange on which our common stock may be traded, equals or exceeds $14.25 per share for any 20 trading days within any 30-trading-day period beginning at least 90 calendar days after the consummation of our initial business combination, (2) exercisable on a cashless basis so long as they are held by the original purchaser or its permitted transferees and (3) not subject to redemption by us.

Pursuant to letter agreements our sponsor and directors have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Sponsor will be entitled to registration rights with respect to their founding shares or Private Placement Warrants (or underlying securities) pursuant to an agreement signed prior to the Effective Date of the Offering.

6. Income Taxes

The components of the provision for income taxes are as follows:

For the period from
July 10, 2007 (inception) to
December 31, 2007
Current:
Federal	$1,026,445
State	285,144
Deferred:
Federal	(133,069)
State	-
Total provision for income taxes	$1,178,520

The components of the deferred tax asset are as follows:

For the period from
July 10, 2007 (inception)to
December 31, 2007
Expenses deferred for income tax purposes	155,377
Valuation allowance	(22,308)
Deferred Tax asset	133,069

The Company has recorded a valuation allowance against the state deferred tax asset since it cannot determine realizability for tax purposes and therefore cannot conclude that the deferred tax asset is more likely than not recoverable at this time.

The Company’s effective tax rate differs from the effective tax rate of 34% principally due to the following:

For the period from
July 10, 2007 (inception) to
December 31, 2007
Federal statutory rate	34.0%
State	5.70%
Valuation allowance	0.8%
40.5%

7.  Preferred Stock

The Company is authorized to issue 5,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

8. Common Stock

At December 31, 2007, the Company had 106,000,000 shares of authorized common stock with 51,750,000 issued and outstanding.  Included in shares issued and outstanding were 12,419,999 shares which are subject to possible conversion.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

At December 31, 2007, there were no changes in or disagreements with accountants on accounting and financial disclosure to be discussed.

Item 9A.  Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, our chief executive officer and chief financial officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act).  Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act.

Item 9B.  Internal Control Over Financial Reporting

This annual report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
William L. Mack	68	Chairman of the Board
Robert C. Baker	73	Vice–Chairman of the Board
Richard A. Baker	42	Chief Executive Officer and Director
Lee S. Neibart	57	President and Director
Michael J. Indiveri	55	Director
Edward H. Meyer	81	Director
Laura H. Pomerantz	60	Director
Vincent S. Tese	65	Director
Ronald W. Tysoe	55	Director

Below is a summary of the business experience of each of our executive officers and directors.

William L. Mack — Chairman. Mr. Mack is a founder of NRDC Real Estate Advisors, LLC and NRDC Equity Partners.  He is also a founder and Senior Partner of Apollo Real Estate Advisors since its inception in 1993 and the President of the corporate general partners of the Apollo real estate funds.  Since 1993, Apollo has overseen the investment of 16 real estate funds and numerous joint ventures, through which it has invested over $7 billion in more than 350 transactions.  The Apollo real estate funds target a broad range of opportunistic, value-added and debt investments in real estate assets and portfolios throughout the United States, Europe and Asia.  Mr. Mack is also a Senior Partner of the Mack Organization, a national owner of industrial buildings and other income-producing real estate investments.  Mr. Mack serves as non-executive Chairman of the Board of Directors of Mack-Cali Realty Corporation, a publicly traded real estate investment trust.  He has been a Director of Mack-Cali since the 1997 merger of the Mack Organization’s office portfolio into Mack-Cali.  Mr. Mack also serves as Vice Chairman of the Board of Trustees of the University of Pennsylvania, as an Overseer of the Wharton School of Business, as Vice Chairman of the Board and as an Executive Committee Member of the North Shore Long Island Jewish Health System and as the Chairman of the Solomon R. Guggenheim Foundation.  Mr. Mack attended the University of Pennsylvania’s Wharton School of Business and received a B.S. in Business Administration from the New York University School of Business.

Robert C. Baker — Vice-Chairman. Mr. Baker is a founder of NRDC Real Estate Advisors, LLC and NRDC Equity Partners.  He is also the Chairman and CEO of National Realty & Development Corporation and has been since its founding in 1978.  National Realty & Development Corporation has amassed a real estate portfolio in excess of 18 million square feet, which includes shopping centers, corporate business centers and residential communities in 20 states.  The company’s tenants include prominent retailers such as Wal-Mart, Kohl’s, Lowe’s, Toys ‘R Us, The Home Depot, Sears, Staples, Supervalu, and T.J. Maxx, among others.  National Realty & Development Corporation remains one of the largest privately owned development companies in the United States.  Mr. Baker has over 46 years experience in land acquisition, construction, financing and management.  Mr. Baker is a graduate of Yale University and Yale Law School.  He has recently funded the Dean’s Discretionary Fund at Yale Law School and is a member of the Yale Law School Executive Committee.  Mr. Baker is a Trustee of the Guggenheim Museum and is a member of the Executive Committee and the Real Estate and Development Committee.  Mr. Baker is also a member of the Board of Directors of Johns Hopkins Medicine.  Mr. Robert Baker is the father of Mr. Richard Baker, our Chief Executive Officer.

Richard A. Baker — Chief Executive Officer. Mr. Baker is a founder and President and Chief Executive Officer of NRDC Real Estate Advisors, LLC and NRDC Equity Partners.  Mr. Baker is also vice chairman of National Realty & Development Corporation, a privately owned real estate development company owned by him and Mr. Robert Baker.  Mr. Baker is Chairman of Lord & Taylor Holdings, LLC, and a director of the Hudson’s Bay Company and Brunswick School.  Mr. Baker is a graduate of Cornell University and serves on the Dean’s Advisory Board of the hotel and real estate program.  Mr. Richard Baker is the son of Mr. Robert Baker, our Vice-Chairman.

Lee S. Neibart — President. Mr. Neibart is a founder of NRDC Real Estate Advisors, LLC and NRDC Equity Partners.  He has been a Senior Partner of Apollo Real Estate Advisors since 1993.  Mr. Neibart oversees the global day-to-day activities of Apollo Real Estate Advisors, including portfolio company and fund management, strategic planning and new business development.  From 1989 to 1993, most recently as Executive Vice President and Chief Operating Officer, Mr. Neibart worked at the Robert Martin Company, a real estate development and management firm.  Mr. Neibart is a director of Linens ‘N Things.  Mr. Neibart serves on the Advisory Boards of both The Enterprise Foundation and The Real Estate Institute of New York University.  He is a past President of the New York Chapter of the National Association of Industrial and Office Parks.  Mr. Neibart graduated with a B.A. from the University of Wisconsin and an M.B.A. from New York University.

Michael J. Indiveri — Director. Michael J. Indiveri currently serves as Chief Financial Officer of Amalgamated Bank in New York.  From 1997 until July 2007, Mr. Indiveri served as the Executive Vice President & Chief Financial Officer of City & Suburban Federal Savings Bank, where he was also a director.  Mr. Indiveri served as Senior Vice President & Chief Financial Officer of New York Federal Savings Bank from 1994 to 1997.  Mr. Indiveri received a B.A. in Political Science from Rutgers University and an M.B.A. from Fordham University.

Edward H. Meyer — Director. Edward H. Meyer was Chairman and CEO of the advertising firm Grey Global Group from 1970 until 2006.  Prior to becoming Chairman, he was President of Grey from 1968 until 1970.  Prior to Grey, he was an associate at Bloomingdales.  He also served as a director of the May Department Stores for 17 years.  Since leaving Grey in 2006, Mr. Meyer has acted as a director for a number of companies.  He is currently on the board of Ethan Allen Inc., the Jim Pattison Group, National Cinemedia, LLC, and Harman International Industries, Inc. Mr. Meyer serves as Treasurer and Trustee of the Solomon R. Guggenheim Museum and as a Trustee of the New York University Medical Center.  Mr. Meyer received a B.A. in Economics from Cornell University.

Laura H. Pomerantz — Director. Laura Pomerantz is a Principal at PBS Realty Advisors LLC. Prior to joining PBS in 2001, Ms. Pomerantz was a Senior Managing Director at Newmark & Company Real Estate.  Prior to joining Newmark in 1996, Ms. Pomerantz was Executive Managing Director of S.L. Green and prior to that she was the Executive Vice President of The Leslie Fay Companies, Inc., having responsibility for supervising several of its upscale fashion divisions.  She was with Leslie Fay for over 18 years and served on the company’s Board of Directors.  Ms. Pomerantz is a member of the Carnegie Hall Board of Trustees.  She graduated from Miami Dade Community College.

Vincent S. Tese — Director. Mr. Tese co-founded Cross Country Cable, Inc. in 1976 and served as its Chairman until its sale to Pacific Telesis in 1995.  Since 1995, Mr. Tese has been managing personal investments.  Mr. Tese served as New York State Superintendent of Banks from 1983 to 1985, Chairman and Chief Executive Officer of the Urban Development Corporation from 1985 to 1994, director of economic development for New York State from 1987 to 1994 and Commissioner and Vice Chairman of the Port Authority of New York and New Jersey from 1991 to 1995.  Mr. Tese also served as a partner in the law firm of Tese & Tese, a partner in the Sinclair Group, a commodities trading and investment management company, and a co-founder of Cross Country Cable TV. Mr. Tese is a director of The Bear Stearns Companies, Inc., Bowne and Company, Inc., Cablevision, Inc., Intercontinental Exchange, Inc. and Mack-Cali Realty Corporation.  In addition, he is Trustee of New York University School of Law and The New York Presbyterian Hospital.  Mr. Tese received a B.S. in Accounting from Pace University and received a J.D. from Brooklyn Law School and an L.L.M.  in Taxation from New York University School of Law.

Ronald W. Tysoe — Director. Mr. Tysoe was a Senior Advisor at Perella Weinberg Partners LP, a boutique investment banking firm, from October 2006 until September 2007.  Prior to that he was Vice Chairman of Federated Department Stores, Inc., a position he held since April of 1990.  Mr. Tysoe served as Chief Financial Officer of Federated from 1990 to 1997 and served on the Federated board of directors from 1988 until May 2005.  Mr. Tysoe is currently a member of the board of directors of E.W. Scripps Company, Canadian Imperial Bank of Commerce, Taubman Centers, Inc. and Cintas Corporation.  Mr. Tysoe received both his Bachelor of Commerce and Bachelor of Law degrees at the University of British Columbia.

Information Concerning the Audit Committee

Our board of directors has an Audit Committee that reports to the board of directors.  Michael J. Indiveri, Vincent S. Tese and Ronald W. Tysoe serve as members of our Audit Committee.  Under the American Stock Exchange listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent.  All of the members of our Audit Committee are independent.

Michael J. Indiveri, serves as the Chairman of the Audit Committee.  Each member of the Audit Committee is financially literate and our board of directors has determined that Michael J. Indiveri qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The Audit Committee is responsible for:

•	meeting with our independent accountants regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of the Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Offering; and

•
reviewing and approving all payments made to our existing stockholders, sponsors, officers or directors and their respective affiliates, other than a payment of an aggregate of $7,500 per month to our sponsor for office space and administrative services.  Any payments made to members of our Audit Committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

Our board of directors has a Compensation Committee that reports to the board of directors.  Edward H. Meyer, Laura Pomerantz and Ronald W. Tysoe, each of whom is “independent” as defined in the rules of the American Stock Exchange and the SEC, serve as members of our Compensation Committee.  Ronald W. Tysoe serves as the Chairman of the Compensation Committee.  The functions of our Compensation Committee include:

•	Establishing overall employee compensation policies and recommending to our board of directors major compensation programs;

•	Subsequent to our consummation of a Business Combination, reviewing and approving the compensation of our officers and directors, including salary and bonus awards;

•	Administering our various employee benefit, pension and equity incentive programs;

•	Reviewing officer and director indemnification and insurance matters; and

•	Following the completion of the Offering, preparing an annual report on executive compensation for inclusion in our proxy statement.

Governance and Nominating Committee

We do not currently have a Governance and Nominating Committee.  The independent members of our board of directors perform the functions of a Governance and Nominating Committee.

Item 11.                        Executive Compensation

No compensation of any kind, including finder’s and consulting fees, will be paid to any of our executive officers, directors, or existing stockholders, or any of their respective affiliates (except as otherwise set forth in this prospectus), for services rendered prior to or in connection with an initial Business Combination.  However, our executive officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as attending board of directors meetings, participating in the offering process, identifying potential target businesses and performing due diligence on suitable Business Combinations.  There is no limit on the amount of out-of-pocket expenses reimbursable by us and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.  To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the Trust Account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial Business Combination.

In addition, our current executive officers and directors may or may not remain with us following an initial Business Combination, depending on the type of business acquired and the industry in which the target business operates.  If they do remain with our company, we may enter into employment or other compensation arrangements with them following an initial Business Combination, the terms of which have not yet been determined.  We cannot assure you that our current executive officers and directors will be retained in any significant role, or at all, and have no ability to determine what remuneration, if any, will be paid to them if they are retained following an initial Business Combination.

Code of Ethics

We have adopted a Code of Ethics that applies to our officers, directors and employees.  We have filed a copy of our Code of Ethics as an exhibit to the registration statement of which this prospectus is a part.  You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov.  In addition, a copy of the Code of Ethics will be provided without charge upon request from us.  We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Form 8-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007, by each of our directors and executive officers, all of our directors and executive officers as a group and other persons who beneficially own 5% or more of our outstanding common stock.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days.  Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
William L. Mack	10,125,000	19.57%
Robert C. Baker	10,125,000	19.57%
Richard A. Baker	10,125,000	19.57%
Lee S. Neibart	10,125,000	19.57%
Michael J. Indiveri	45,000	.09%
Edward H. Meyer	45,000	.09%
Laura H. Pomerantz	45,000	.09%
Vincent S. Tese	45,000	.09%
Ronald W. Tysoe	45,000	.09%
All directors and officers as a group (9 individuals)	10,350,000	20.00%
QVT Financial	3,314,867	6.41%
Glenhill Advisors, LLC	3,000,000	5.80%
Baupost Group	2,700,000	5.22%

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

On October 23, 2007, we consummated a private placement of 8,000,000 warrants with NRDC Capital Management, LLC, an entity owned and controlled by the executive officers of the Company, and our initial public offering of 41,400,000 units, including 5,400,000 units pursuant to the underwriters’ over-allotment option.  We received net proceeds of approximately $384,000,000 and also received $8,000,000 of proceeds from the private placement sale of 8,000,000 insider warrants to NRDC Capital Management, LLC.

These co-investment units are identical to the units sold in the offering except that the common stock and the warrants included in the co-investment units, and the common stock issuable upon exercise of those warrants, with certain limited exceptions, may not be transferred or sold for one year after the consummation of our initial Business Combination and those warrants may be exercised after that date only if the last sales price of our common stock on the American Stock Exchange, or other national securities exchange on which our common stock may be traded, equals or exceeds $11.50 per share for any 20 trading days within a 30-trading-day period and that the warrants included therein will be exercisable on a cashless basis so long as they are held by the original purchaser or its permitted transferees.

The warrants will expire at 5:00 p.m., New York City time, on October 17, 2011 or earlier upon redemption of the warrants by us.

We also pay NRDC Capital Management, LLC a monthly fee of $7,500 for general and administrative services, including office space, utilities, and secretarial support.

Other than the $7,500 administrative services arrangement for services rendered to us, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our executive officers, directors, or existing stockholders or any of their respective affiliates prior to or in connection with the initial business combination.  However, our executive officers and directors will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, and performing due diligence on suitable business combinations.  For the fiscal year ended December 31, 2007, approximately $3,000 in out-of-pocket expenses were incurred by our executive officers and directors, which expenses are expected to be reimbursed in the coming fiscal year.  Although our executive officers currently intend to continue to be involved in the management of the combined company after our initial business combination, because the role of our current executive officers and directors after an initial business combination is uncertain, we have no current ability to determine what remuneration, if any, will be paid to current officers and directors after an initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms no less favorable to us than could be obtained from independent parties and will require prior approval by the Audit Committee and by a majority of the independent directors who do not have an interest in the transaction.   In addition, we have agreed to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our existing stockholders, or our current executive officers and directors.

Director Independence

The American Stock Exchange listing standards require that a majority of our board of directors be independent.  Our board of directors has determined that Michael J. Indiveri, Edward H. Meyer, Laura Pomerantz, Vincent Tese and Ronald W. Tysoe are “independent directors” as defined in the American Stock Exchange listing standards and applicable SEC rules.  Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.                      Principal Accountant Fees and Services

            As previously disclosed in our December 13, 2007 8-K filing, certain partners of Goldstein Golub Kessler LLP (GGK) became partners of McGladrey & Pullen, LLP (M&P).  As a result, GGK resigned as auditors of the Company effective December 10, 2007 and M&P was appointed as our independent registered public accounting firm for the year ended December 31, 2007.  M&P and RSM McGladrey, Inc. (RSM), an affiliate of M&P and GGK, have billed and anticipate billing the Company as follows for the year ended December 31, 2007.

Fee Category
Audit fees – McGladrey & Pullen, LLP	$25,000
Audit Fees – Goldstein Golub Kessler LLP	$55,500
Other fees- RSM McGladrey, Inc.	$26,000

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company's financial statements for the year ended December 31, 2007 and review of the interim financial statements included in our quarterly report on form 10-Q for the period ended September 30, 2007 and services rendered in connection with our registration statement on form S-1.

Audit-Related Fees

We did not incur any audit-related fees with M&P or GGK for the year ended December 31, 2007.

Tax fees

We did not incur any tax-related fees with RSM for the year ended December 31, 2007.

All Other Fees

For the year ended December 31, 2007, RSM provided due diligence services relating to a potential acquisition target.

Pre-Approval of Services

Upon the completion of the Offering and the effectiveness of our registration statement in connection therewith, and on a going-forward basis, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit and non-audit services, the engagement has been and will be approved by our audit committee.  Prior to such time, our board of directors, as a whole, functioned as our audit committee.

Item 15.                      Exhibits and Financial Statement Schedules

Exhibit No.	Description
1.1	Form of Underwriting Agreement(2)
3.1	Second Amended & Restated Certificate of Incorporation(3)
3.2	By-Laws(4)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(3)
4.3	Specimen Warrant Certificate(2)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and NRDC Acquisition Corp.(2)
5.1	Opinion of Sidley Austin LLP(2)
10.1	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and NRDC Capital Management, LLC(2)
10.2	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and William L. Mack(1)
10.3	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Robert C. Baker(1)
10.4	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Richard A. Baker(1)
10.5	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Lee S. Neibart(1)
10.6	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Michael J. Indiveri(2)
10.7	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Edward H. Meyer(2)

10.8	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Laura Pomerantz(2)
10.9	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Vincent Tese(2)
10.10	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Ronald W. Tysoe(2)
10.11	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and NRDC Acquisition Corp.(1)
10.12	Form of Letter Agreement between NRDC Capital Management, LLC and NRDC Acquisition Corp. regarding office space and administrative services(3)
10.13	Promissory Note issued by NRDC Acquisition Corp. to NRDC Capital Management, LLC(4)
10.14	Form of Registration Rights Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(2)
10.15	Subscription Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(4)
10.16	Private Placement Warrant Purchase Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(1)
10.17
Form of Right of First Offer Agreement among NRDC Acquisition Corp. and NRDC Capital Management, LLC, NRDC Real Estate Advisors, LLC, NRDC Equity Partners, William L. Mack, Robert C. Baker, Richard A. Baker, Lee S. Neibart, Michael J. Indiveri, Edward H. Meyer, Laura Pomerantz, Vincent Tese and Ronald W. Tysoe(2)

10.18	Co-investment Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(1)
10.19	Letter Agreement between NRDC Acquisition Corp. and Apollo Real Estate Advisors(1)
14	Code of Ethics(3)
23.1	Consent of Goldstein Golub Kessler LLP(1)
23.2	Consent of Sidley Austin LLP (included in Exhibit 5.1)(2)
99.1	Audit Committee Charter(3)
99.2	Nominating Committee Charter(3)

___________________
(1)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on October 17, 2007) (File No. 333-144871).
(2)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on September 9, 2007 (File No. 333-144871).
(3)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on September 9, 2007 (File No. 333-144871).
(4)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1 filed on July 26, 2007 (File No. 333-144871).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

NRDC ACQUISITION CORP.

Date: April 4, 2008	By:	/s/ Richard A. Baker
Richard A. Baker
Chief Executive Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.  This document may be executed by the signatories hereto on any number of counterparts, all of which shall constitute one and the same instrument.

Signature	Title	Date
/s/ Richard A. Baker	Chief Executive Officer	April 4, 2008
Richard A. Baker	(Principal Financial Officer)

/s/ William L. Mack	Chairman of the Board	April 4, 2008
William L. Mack

/s/ Robert C. Baker	Vice–Chairman of the Board	April 4, 2008
Robert C. Baker

/s/ Lee S. Neibart	President and Director	April 4, 2008
Lee S. Neibart

/s/ Michael J. Indiveri	Director	April 4, 2008
Michael J. Indiveri

/s/ Edward H. Meyer	Director	April 4, 2008
Edward H. Meyer

/s/ Laura Pomerantz	Director	April 4, 2008
Laura Pomerantz

/s/ Vincent Tese	Director	April 4, 2008
Vincent Tese

/s/ Ronald W. Tysoe	Director	April 4, 2008
Ronald W. Tysoe