Form 10-Q
period 2008-03-31
NRDC Acquisition Corp.
filed 2008-05-13
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________

FORM 10-Q
________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:
________________________________________

NRDC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)
________________________________________

Delaware	26-0500600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Manhattanville Road
Purchase, New York  10577
(Address of principal executive office)

(914) 272-8067
 (Registrant’s telephone number, including area code)

________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No   ☐ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of May 13, 2008 was 51,750,000.

PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements.

Basis of Presentation

The financial statements at March 31, 2008 and for the periods ended March 31, 2008 are unaudited. The condensed financial statements include the accounts of NRDC Acquisition Corp. (the “Company”). In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations and its cash flows for the three months then ended. The December 31, 2007 balance sheet has been derived from the audited financial statements included in the Company’s Annual Report on Form 10K.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEET

	(UNAUDITED)
	March 31,	December 31,
	2008	2007
ASSETS
Cash & cash equivalents	$1,853,999	$198,570
Investments held in trust	396,070,622	395,323,737
Investments held in trust from underwriter	14,490,000	14,490,000
Prepaid expenses	87,924	128,130
Deferred tax asset	350,264	133,069
Total assets	$412,852,809	$410,273,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$-	$26,310
Income taxes payable	2,306,426	1,311,589
Accrued expenses	667,126	369,961
Accrued offering costs	23,001	69,000
Deferred interest payable	269,910	-
Deferred underwriting fee	14,490,000	14,490,000
Total liabilities	$17,756,463	$16,266,860

Common Stock, subject to possible conversion of 12,419,999 shares at conversion value	$117,590,055	$117,590,055

Stockholders' equity:
Preferred stock, $.0001 par value Authorized 5,000 shares; none issued and outstanding
Common stock. $.0001 par value Authorized 106,000,000 shares
Issued and outstanding 51,750,000 shares (which includes 12,419,999 shares subject to possible
conversion)	5,175	5,175
Additional paid-in-capital	274,677,214	274,677,214
Earnings accumulated during development stage	2,823,902	1,734,202
Total stockholders’ equity	$277,506,291	$276,416,591
Total liabilities and stockholders' equity	$412,852,809	$410,273,506

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF INCOME

	UNAUDITED	UNAUDITED
	For the three months ended March 31, 2008	July 10, 2007 (inception) through March 31, 2008
Interest Income	$2,277,492	$5,636,515

General & administrative expenses	410,150	856,451
Income before Provision for Income Taxes	1,867,342	4,780,064
Provision for Income Taxes	777,642	1,956,162
Net Income for the period	$1,089,700	$2,823,902

Weighted average shares outstanding
Basic & diluted	51,750,000	35,693,726

Net Income per share
Basic & diluted	$0.02	$0.08

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

 CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from July 10, 2007 (inception) to March 31, 2008

	Common Stock
	Shares	Amount	Additional paid-in capital	Earnings accumulated during development stage	Stockholders’ Equity
Issuance of units to Founders on July 13, 2007 at approximately $.002 per share	10,350,000	$1,035	$ 23,965	$ —	$ 25,000
Sale of Private Placement Warrants	—	—	8,000,000		8,000,000
Sale of 41,400,000 units through public offering (net of underwriter’s discount and offering expenses) including 12,419,999 shares subject to possible conversion	41,400,000	4,140	384,101,841		384,105,981
Proceeds subject to possible conversion			(117,448,592)		(117,448,592)
Net Income				1,734,202	1,734,202
Balance at December 31, 2007	51,750,000	$5,175	$274,677,214	$1,734,202	$276,416,591
UNAUDITED
Net Income				1,089,700	1,089,700
Balance at March 31, 2008	51,750,000	$5,175	$274,677,214	$2,823,902	$277,506,291

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF CASH FLOWS

	UNAUDITED	UNAUDITED
	For the three months ended March 31, 2008	July 10, 2007 (inception) through March 31, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,089,700	$2,823,902
Changes in operating assets and liabilities
Prepaid expenses	40,206	(87,924)
Interest on investments held in trust	(2,546,885)	(5,903,741)
Deferred tax asset	(217,195)	(350,264)
Accounts payable	(26,310)	-
Income taxes payable	994,837	2,306,426
Deferred interest payable	269,910	269,910
Accrued expenses	297,165	667,126
Net cash used in operating activities	(98,572)	(274,565)

CASH FLOW FROM INVESTING ACTIVITIES
Withdrawal of funds from investments placed in trust	1,800,000	1,800,000
Investments placed in trust	-	(406,456,881)
Net cash provided by investing activities	1,800,000	(404,656,881)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from the sale of units to public	-	414,000,000
Proceeds from private placement of warrants	-	8,000,000
Proceeds from sale of units to Founders	-	25,000
Proceeds from notes payable to affiliates of Founders	-	200,000
Repayment of notes payable to affiliates of Founders	-	(200,000)
Payment of offering costs	(45,999)	(15,239,555)
Net cash provided by financing activities	(45,999)	406,785,445
Net increase in cash	1,655,429	1,853,999
Cash at beginning of period	198,570	-
Cash at end of period	$1,853,999	$1,853,999

Supplemental disclosure of non-cash financing activities:
Accrual of offering costs	$-	$23,001
Accrual of deferred underwriting fee	$-	$14,490,000

See notes to unaudited condensed financial statements

Notes to Financial Statements

1. Organization and Proposed Business Operations

Nature of Operations

NRDC Acquisition Corp. (the “Company”) is a blank check company incorporated on July 10, 2007 for the purpose of effecting a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more existing operating businesses (“Business Combination”).

At March 31, 2008 the Company had not commenced any operations.  All activity through March 31, 2008 relates solely to the Company’s formation, a private placement (“Private Placement”) of its securities, the initial public offering (“Public Offering” and, together with the Private Placement, the “Offerings”) of its securities described below and the Company’s efforts to identify a target business.

The financial statements at March 31, 2008 and for the periods from inception to March 31, 2008 and the three months ended March 31, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations and cash flows for the three month period ended March 31, 2008 and for the period from July 10, 2007 (inception) through March 31, 2008.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination .  There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering and Private Placement, $406,456,881 including $14,490,000 of the underwriters’ discounts and commissions as described in Note 3, is being held in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.  NRDC Capital Management, LLC and the Company’s executive officers have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company.  There can be no assurance that they will be able to satisfy those obligations.  The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $2,700,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.

The following table reconciles the amount of net proceeds from the Offering and the Private Placement in the Trust Account to the balance at March 31, 2008:

Contribution to trust	$406,456,881
Interest income received	5,903,741
Withdrawals to fund tax payments	(1,800,000)
Total investments held in trust including underwriters discounts and commissions held in trust	410,560,622
Less: Underwriters discounts and commissions held in trust	(14,490,000)
Total investments held in trust	$396,070,622

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval.  In the event that public stockholders owning 30% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.  All of the Company’s stockholders prior to the offering (“Founders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination and in favor of an amendment to our certificate of incorporation to provide for the Company’s perpetual existence.  In addition, our Founders have agreed to vote all shares they acquire in the secondary market in favor of the business combination and for such amendment.  After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares.  The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the offering.  Accordingly, Public Stockholders holding 12,419,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering.  Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount placed in the Trust Fund, including the deferred portion of the Underwriters’ discount and commission) has been classified as common stock subject to possible conversion and a portion (29.99%) of the interest earned on the Trust Account, after deducting the amounts permitted to be utilized for income tax obligations and working capital purposes, has been recorded as deferred interest on the accompanying balance sheets.  Pursuant to letter agreements our sponsor and directors have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the effective date of the Offering, October 17, 2007.  If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

2. Earnings Per Common Share

Earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.  The effect of the 41,400,000 warrants issued in connection with the Offering and the

8,000,000 outstanding warrants issued in connection with the Private Placement has not been considered in diluted income per share calculations since such warrants are contingently exercisable.

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

In connection with the Offering, the Company paid Banc of America Securities LLC, the underwriter of the Offering, an underwriting discount of 7% of the gross proceeds of the Offering, of which 3.5% of the gross proceeds ($14,490,000) will be held in the Trust Account and payable only upon the consummation of a Business Combination, Banc of America Securities LLC have waived their right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination.

Simultaneously with the consummation of the offering, the Company’s Sponsor purchased 8,000,000 warrants (“Private Placement Warrants”) at a purchase price of $1.00 per warrant, in a private placement.  The proceeds of $8,000,000 were placed in the Trust Account.  The Private Placement Warrants are identical to the Warrants underlying the units sold in the Offering except that the Private Placement Warrants will be exercisable on a cashless basis as long as they are still held by the initial purchasers.  The initial purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them until after the completion of a Business Combination.  The purchase price of the Private Placement Warrants approximated the fair value of such warrants at their purchase date.

Our Sponsor will be entitled to make up to three demands that we register the 10,350,000 shares of common stock (the “Founder’s shares”), the 8,000,000 Private Placement warrants and the shares for which they are exercisable, and the 2,000,000 co-investment shares and the 2,000,000 co-investment warrants and the shares of common stock for which they are exercisable, pursuant to an agreement signed prior to the Effective Date.  Our Sponsor may elect to exercise its registration rights at any time beginning on the date three months prior to the expiration of the applicable transfer restrictions.  The restricted transfer period for the shares and the co-investment shares of common stock expires on the date that is one year after the consummation of the initial Business Combination, and the restricted transfer period for the Private Placement Warrants and the shares for which they are exercisable expires on the consummation of our initial Business Combination.  Our directors will have “piggy-back” registration rights with respect to the shares of common stock that they own prior to the completion of this offering, subject to the same limitations with respect to the transfer restriction period.  In addition, our Sponsor and our directors each have certain “piggy-back” registration rights with respect to the shares held by them on registration statements filed by us on or subsequent to the expiration of the applicable transfer restriction period and unlimited registration rights with respect to a registration statement on Form S-3.  We will bear the expenses incurred in connection with the filing of any registration statement.  Pursuant to the registration rights agreement, our Sponsor and our executive officers and directors will waive any claims to monetary damages for any failure by us to comply with the requirements of the registration rights agreement.

4.  Commitments

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to NRDC Capital Management, LLC.  Services commenced on the effective date of the offering, October 17, 2007 and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company’s liquidation.  For the three months ended March 31, 2008 and the period from July 10, 2007 (inception) through March 31, 2008, the Company has incurred $22,500 and  $38,951, respectively of expenses relating to this agreement which is included in general/administrative services in the accompanying Statements of Income.

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

5. Recently Issued Accounting Standards

The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Through March 31, 2008, our efforts have been limited to organizational activities and activities relating to our initial public offering; we have neither engaged in any operations nor generated any revenues. For the three months ended March 31, 2008, we earned $2,277,492 in interest income on the trust account and we had accrued expenses and offering costs of approximately $690,127. In addition, we had cash on hand of $1,853,999 at March 31, 2008.

Results of Operations for the three month period ended March 31, 2008

            Net Income of $1,089,700 reported for the quarter ended March 31, 2008 consisted primarily of interest income on the trust account of $2,277,492 offset by $265,906 in expense for professional fees, $34,000 in AMEX listing fees, $40,206 in insurance expense, $70,038 in other expenses and $777,642 in income tax.  At March 31, 2008, we had cash outside the trust account of $1,853,999, prepaid expenses of $87,924, accounts payable and accrued expenses of $667,126 and income taxes payable of $2,306,426.  Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.

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

 Item 4. Controls and Procedures.

As of March 31, 2008, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

 PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no litigation currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our Form 10-K as filed with the Securities and Exchange Commission dated April 4, 2008, which could materially affect our business, financial condition or future results. There have been no material updates or changes to such Risk Factors that are required to be disclosed in this Item 1A.

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

Substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with an operating business.  There is no assurance that the Company will be able to successfully affect a Business Combination.  Upon the closing of the Offering and Private Placement, $406,456,881 including $14,490,000 of the underwriters’ discounts and commissions was placed in a Trust Account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company.

No portion of the proceeds of the Offering were paid to directors, officers or holders of 100% or more of any class of our equity securities or their affiliates.

 Item 6.           Exhibits

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

10.18	Co-investment Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(1)
10.19	Letter Agreement between NRDC Acquisition Corp. and Apollo Real Estate Advisors(1)
14	Code of Ethics(3)
23.2	Consent of Sidley Austin LLP (included in Exhibit 5.1)(2)
31.1 31.2 32.1	Section 302 Certification of Chief Executive Officer Section 302 Certification of Principal Financial Officer Section 906 Certification of Chief Executive Officer

32.2 99.1 99.2	Section 906 Certification of Principal Financial Officer Audit Committee Charter(3) Nominating Committee Charter(3)

___________________
(1)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on October 17, 2007) (File No. 333-144871).
(2)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on September 27, 2007 (File No. 333-144871).
(3)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(4)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1 filed on July 26, 2007 (File No. 333-144871).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: May 13, 2008	NRDC ACQUISITION CORP.

	By:	/s/ RICHARD A. BAKER
Richard A. Baker
Chief Executive Officer (Principal Financial Officer)