Form 10-Q
period 2008-06-30
NRDC Acquisition Corp.
filed 2008-08-11
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2008.

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

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of August 11, 2008 was 51,750,000.

PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements.

Basis of Presentation

The financial statements at June 30, 2008 and for the periods ended June 30, 2008 are unaudited. The condensed financial statements include the accounts of NRDC Acquisition Corp. (the “Company”). In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of its operations and its cash flows for the three months then ended. The December 31, 2007 balance sheet and the statement of stockholders’ equity for the period ended December 31, 2007 have been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(UNAUDITED)
	June 30,	December 31,
	2008	2007
ASSETS
Cash & cash equivalents	$77,167	$198,570
Investments held in trust	394,409,772	395,323,737
Investments held in trust from underwriter	14,490,000	14,490,000
Income taxes receivable	1,222,447	-
Prepaid expenses	47,718	128,130
Deferred tax asset	477,394	133,069
Total assets	$410,724,498	$410,273,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$-	$26,310
Income taxes payable	-	1,311,589
Accrued expenses	180,084	369,961
Accrued offering costs	21,605	69,000
Deferred interest payable	471,774	-
Deferred underwriting fee	14,490,000	14,490,000
Total liabilities	$15,163,463	$16,266,860

Common Stock, subject to possible conversion of 12,419,999 shares at conversion value	$117,590,055	$117,590,055

Stockholders' equity:
Preferred stock, $.0001 par value Authorized 5,000 shares; none issued and outstanding
Common stock. $.0001 par value Authorized 106,000,000 shares
Issued and outstanding 51,750,000 shares (which includes 12,419,999 shares subject to possible
conversion)	5,175	5,175
Additional paid-in-capital	274,677,214	274,677,214
Earnings accumulated during development stage	3,288,591	1,734,202
Total stockholders’ equity	$277,970,980	$276,416,591
Total liabilities and stockholders' equity	$410,724,498	$410,273,506

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF INCOME

UNAUDITED

	For the three months ended June 30, 2008	For the six months ended June 30, 2008	July 10, 2007 (inception) through June 30, 2008
Interest income	$888,038	$3,165,530	$6,524,553

General & administrative expenses	134,208	544,358	990,659
Income before Provision for Income Taxes	753,830	2,621,172	5,533,894
Provision for Income Taxes	289,141	1,066,783	2,245,303
Net Income for the period	$464,689	$1,554,389	$3,288,591

Weighted average shares outstanding
Basic & diluted	51,750,000	51,750,000	39,821,186

Net Income per share
Basic & diluted	$0.01	$0.03	$0.08

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

 CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from July 10, 2007 (inception) to June 30, 2008

	Common Stock
	Shares	Amount	Additional paid-in capital	Earnings accumulated during development stage	Stockholders’ Equity
Issuance of units to Founders on July 13, 2007 at approximately $.002 per share	10,350,000	$1,035	$23,965	$—	$25,000
Sale of Private Placement Warrants	—	—	8,000,000		8,000,000
Sale of 41,400,000 units through public offering (net of underwriter’s discount and offering expenses) including 12,419,999 shares subject to possible conversion	41,400,000	4,140	384,101,841		384,105,981
Proceeds subject to possible conversion			(117,448,592)		(117,448,592)
Net Income				1,734,202	1,734,202
Balance at December 31, 2007	51,750,000	$5,175	$274,677,214	$1,734,202	$276,416,591
UNAUDITED
Net Income				1,554,389	1,554,389
Balance at June 30, 2008	51,750,000	$5,175	$274,677,214	$3,288,591	$277,970,980

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended June 30, 2008	July 10, 2007 (inception) through June 30, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,554,389	$3,288,591
Changes in operating assets and liabilities
Prepaid expenses	80,412	(47,718)
Interest on investments held in trust	(3,636,535)	(6,993,392)
Income taxes receivable	(1,222,447)	(1,222,447)
Deferred tax asset	(344,325)	(477,394)
Accounts payable	(26,310)	-
Income taxes payable	(1,311,589)	-
Deferred interest payable	471,774	471,774
Accrued expenses	(189,877)	180,084
Net cash used in operating activities	(4,624,508)	(4,800,502)

CASH FLOW FROM INVESTING ACTIVITIES
Withdrawal of funds from investments placed in trust	4,550,500	4,550,500
Investments placed in trust	-	(406,456,881)
Net cash provided by investing activities	4,550,500	(401,906,381)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from the sale of units to public	-	414,000,000
Proceeds from private placement of warrants	-	8,000,000
Proceeds from sale of units to Founders	-	25,000
Proceeds from notes payable to affiliates of Founders	-	200,000
Repayment of notes payable to affiliates of Founders	-	(200,000)
Payment of offering costs	(47,395)	(15,240,950)
Net cash provided by financing activities	(47,395)	406,784,050
Net increase in cash	(121,403)	77,167
Cash at beginning of period	198,570	-
Cash at end of period	$77,167	$77,167

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fee	$-	$14,490,000

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

At June 30, 2008 the Company had not commenced any operations.  All activity from its inception through June 30, 2008 relates solely to the Company’s formation, a private placement (“Private Placement”) of its securities, the initial public offering (“Public Offering” and, together with the Private Placement, the “Offerings”) of its securities described below and the Company’s efforts to identify a target business.

The financial statements at June 30, 2008 and for the periods from inception to June 30, 2008 and the three and six months ended June 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations and cash flows for the six month period ended June 30, 2008 and for the period from July 10, 2007 (inception) through June 30, 2008.  Operating results for the interim period presented are not necessarily indicative of the results to be expected for the full year.

The registration statement for the Company’s Offering (as described in Note 3) was declared effective on October 17, 2007 (the “Effective Date”).  The Company consummated the offering on October 23, 2007, and received net proceeds of approximately $384,000,000 and also received $8,000,000 of proceeds from the private placement sale (“the Private Placement”) of 8,000,000 insider warrants to NRDC Capital Management, LLC (the “Sponsor”).  The warrants sold in the Private Placement are identical to the warrants sold in the Offering, but the purchasers in the Private Placement have waived their rights to receive any distributions upon liquidation in the event the Company does not complete a Business Combination as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination .  There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offering and Private Placement, $406,456,881 including $14,490,000 of the underwriters’ discounts and commissions as described in Note 3, was deposited in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such waiver agreements or that such agreements will be enforceable.  NRDC Capital Management, LLC and the Company’s executive officers have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company.  There can be no assurance that they will be able to satisfy those obligations.  The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $2,700,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.

The following table reconciles the amount of net proceeds from the Offering and the Private Placement in the Trust Account to the balance at June 30, 2008:

Contribution to trust	$406,456,881
Interest income received	6,993,391
Withdrawals for working capital purposes	(605,356)
Withdrawals to fund tax payments	(3,945,144)
Total investments held in trust including underwriters discounts and commissions held in trust	408,899,772
Less: Underwriters discounts and commissions held in trust	(14,490,000)
Total investments held in trust	$394,409,772

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares.  The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the offering.  Accordingly, Public Stockholders holding 12,419,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering.  Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount placed in the Trust Fund, including the deferred portion of the Underwriters’ discount and commission) has been classified as common stock subject to possible conversion and a portion (29.99%) of the interest earned on the Trust Account, after deducting the amounts permitted to be utilized for income tax obligations and working capital purposes, has been recorded as deferred interest on the accompanying balance sheets.  Pursuant to letter agreements, our sponsor and directors have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

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

In connection with the Offering, the Company paid Banc of America Securities LLC, the underwriter of the Offering, an underwriting discount of 7% of the gross proceeds of the Offering, of which 3.5% of the gross proceeds ($14,490,000) will be held in the Trust Account and payable only upon the consummation of a Business Combination Banc of America Securities LLC have waived their right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination.

Simultaneously with the consummation of the offering, the Company’s Sponsor purchased 8,000,000 warrants (“Private Placement Warrants”) at a purchase price of $1.00 per warrant, in a Private Placement.  The proceeds of $8,000,000 were placed in the Trust Account.  The Private Placement Warrants are identical to the Warrants underlying the units sold in the Offering except that the Private Placement Warrants will be exercisable on a cashless basis as long as they are still held by the initial purchasers.  The initial purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them until after the completion of a Business Combination.  The purchase price of the Private Placement Warrants approximated the fair value of such warrants at then purchase date.

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

4.  Commitments

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to NRDC Capital Management, LLC.  Services commenced on the effective date of the offering, October 17, 2007 and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company’s liquidation.  For the three and six months ended June 30, 2008 and the period from July 10, 2007 (inception) through June 30, 2008, the Company has incurred $22,500, $45,000 and  $61,451, respectively of expenses relating to this agreement which is included in general/administrative services in the accompanying Statements of Income.

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

5. Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will have an impact to the Company for any acquisitions on or after January 1, 2009.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the for ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

6. Income Taxes

During the six months ended June 30, 2008 the Company paid $3,945,144 related Federal and State income tax expense and estimated tax payments.

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

Through June 30, 2008, our efforts have been limited to organizational activities and activities relating to our initial public offering; we have neither engaged in any operations nor generated any revenues. For the three and six months ended June 30, 2008, we earned $888,038 and $3,165,530 in interest income on the trust account net of deferred interest payable of $201,864 and $471,774 and we had accrued expenses and offering costs of approximately $201,689. In addition, we had cash on hand of $77,167 at June 30, 2008.

Results of Operations for the three month period ended June 30, 2008

Net Income of $464,689 reported for the quarter ended June 30, 2008 consisted primarily of interest income on the trust account of $888,038 offset by $29,542 in expense for professional fees, $40,206 in insurance expense, $64,460 in other expenses and $289,141 in income tax.  At June 30, 2008, we had cash outside the trust account of $77,167, prepaid expenses of $47,718, income taxes receivable of $1,222,447, and accounts payable and accrued expenses of $180,084.

Results of Operations for the six month period ended June 30, 2008

            Net Income of $1,554,389 reported for the six months ended June 30, 2008 consisted primarily of interest income on the trust account of $3,165,530 offset by $295,448 in expense for professional fees, $34,000 in AMEX listing fees, $80,413 in insurance expense, $134,497 in other expenses and $1,066,783 in income tax.  At June 30, 2008, we had cash outside the trust account of $77,167, prepaid expenses of $47,718, income taxes receivable of $1,222,447 and accounts payable and accrued expenses of $180,084.

Results of Operations for period from July 10, 2007 (inception) through June 30, 2008

            Net Income of $3,288,591 reported for the period from July 10, 2007 (inception) through June 30, 2008 consisted primarily of interest income on the trust account of $6,524,553 offset by $636,065 in expense for professional fees, $34,000 in AMEX listing fees, $113,992 in insurance expense, $206,602 in other expenses and $2,245,303 in income tax.  At June 30, 2008, we had cash outside the trust account of $77,167, prepaid expenses of $47,718, income taxes receivable of $1,222,447 and accounts payable and accrued expenses of $180,084.

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

Item 4. Controls and Procedures.

As of June 30, 2008, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
31.1 31.2 32.1 32.2 99.1 99.2
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

Date: August 11, 2008	NRDC ACQUISITION CORP.

	By:	/s/ RICHARD A. BAKER
Richard A. Baker
Chief Executive Officer
(Principal Financial Officer)