Form 10-Q
period 2008-09-30
NRDC Acquisition Corp.
filed 2008-11-12
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No   ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of November 12, 2008 was 51,750,000.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	4
	Condensed Statements of Income (Unaudited) for the three and nine months ended September 30, 2008, July 10, 2007 (inception) through September 30, 2007 and July 10, 2007 (inception) through September 30, 2008	5
	Condensed Statement of the Stockholders’ Equity (Unaudited) for the period from July 10, 2007 (inception) through September 30, 2008	6
	Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008, July 10, 2007 (inception) through September 30, 2007 and July 10, 2007 (inception) through September 30, 2008	7
	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	14

Item 2.	Use of Proceeds from the Registered Offering and the Private Placement	14

Item 6.	Exhibits	15

SIGNATURES		17

PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements.

Basis of Presentation

The financial statements at September 30, 2008 and for the periods ended September 30, 2008 and September 30, 2007 are unaudited. The condensed financial statements include the accounts of NRDC Acquisition Corp. (the “Company”). In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of its operations and its cash flows for the nine months then ended. The December 31, 2007 balance sheet and the statement of stockholders’ equity for the period ended December 31, 2007 have been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(UNAUDITED)
	September 30,	December 31,
	2008	2007
ASSETS
Cash & cash equivalents	$8,965	$198,570
Investments held in trust	396,255,166	395,323,737
Investments held in trust from underwriter	14,490,000	14,490,000
Income taxes receivable	506,278	-
Prepaid expenses	7,069	128,130
Deferred tax asset	636,874	133,069
Total assets	$411,904,352	$410,273,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$-	$26,310
Income taxes payable	-	1,311,589
Accrued expenses	187,981	369,961
Accrued offering costs	1,500	69,000
Deferred interest payable	810,428	-
Deferred underwriting fee	14,490,000	14,490,000
Total liabilities	$15,489,909	$16,266,860

Common Stock, subject to possible conversion of 12,419,999 shares at conversion value	$117,590,055	$117,590,055

Stockholders' equity:
Preferred stock, $.0001 par value Authorized 5,000 shares; none issued and outstanding	-	-
Common stock. $.0001 par value Authorized 106,000,000 shares
Issued and outstanding 51,750,000 shares (which includes 12,419,999 shares subject to possible
conversion)	5,175	5,175
Additional paid-in-capital	274,697,319	274,677,214
Earnings accumulated during development stage	4,121,894	1,734,202
Total stockholders’ equity	$278,824,388	$276,416,591
Total liabilities and stockholders' equity	$411,904,352	$410,273,506

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF INCOME

UNAUDITED

	For the three months ended September 30, 2008	For the nine months ended September 30, 2008	July 10, 2007 (inception) through September 30, 2007	July 10, 2007 (inception) through September 30, 2008
Interest income	$1,506,740	$4,672,270	$-	$8,031,293

General & administrative expenses	116,748	661,106	731	1,107,407
Income before Provision for Income Taxes	1,389,992	4,011,164	(731)	6,923,886
Provision for Income Taxes	556,689	1,623,472	-	2,801,992
Net Income for the period	$833,303	$2,387,692	$(731)	$4,121,894

Weighted average shares outstanding
Basic & diluted	51,750,000	51,750,000	10,350,000	42,281,839

Net Income per share
Basic & diluted	$0.02	$0.05	$(0.00)	$0.10

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

 CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from July 10, 2007 (inception) to September 30, 2008

	Common Stock
	Shares	Amount	Additional paid-in capital	Earnings accumulated during development stage	Stockholders’ Equity
Issuance of units to Founders on July 13, 2007 at approximately $.002 per share	10,350,000	$1,035	$23,965	$—	$25,000
Sale of Private Placement Warrants	—	—	8,000,000		8,000,000
Sale of 41,400,000 units through public offering (net of underwriter’s discount and offering expenses) including 12,419,999 shares subject to possible conversion	41,400,000	4,140	384,243,304		384,247,444
Proceeds subject to possible conversion			(117,590,055)		(117,590,055)
Net Income				1,734,202	1,734,202
Balance at December 31, 2007	51,750,000	$5,175	$274,677,214	$1,734,202	$276,416,591
UNAUDITED
Adjustment to expenses incurred in initial public offering			20,105		20,105
Net Income				2,387,692	2,387,692

Balance at September 30, 2008	51,750,000	$5,175	$274,697,319	4,121,894	278,824,388

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended September 30, 2008	July 10, 2007 (inception) through September 30, 2007	July 10, 2007 (inception) through September 30, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,387,692	$(731)	$4,121,894
Changes in operating assets and liabilities
Prepaid expenses	121,061	-	(7,069)
Interest on investments held in trust	(5,481,929)	-	(8,838,786)
Income taxes receivable	(506,278)	-	(506,278)
Deferred tax asset	(503,805)	-	(636,874)
Accounts payable	(26,310)	-	-
Income taxes payable	(1,311,589)	-	-
Deferred interest payable	810,428	-	810,428
Accrued expenses	(181,980)	731	187,981
Net cash used in operating activities	(4,692,710)	-	(4,868,704)

CASH FLOW FROM INVESTING ACTIVITIES
Withdrawal of funds from investments placed in trust	4,550,500	-	4,550,500
Investments placed in trust	-	-	(406,456,881)
Net cash provided by (used in) investing activities	4,550,500	-	(401,906,381)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from the sale of units to public	-	-	414,000,000
Proceeds from private placement of warrants	-	-	8,000,000
Proceeds from sale of units to Founders	-	25,000	25,000
Proceeds from notes payable to affiliates of Founders	-	200,000	200,000
Repayment of notes payable to affiliates of Founders	-	-	(200,000)
Payment of offering costs	(47,395)	(94,411)	(15,240,950)
Net cash (used in) provided by financing activities	(47,395)	130,589	406,784,050
Net (decrease) increase in cash	(189,605)	130,589	8,965
Cash at beginning of period	198,570	-	-
Cash at end of period	$8,965	$130,589	$8,965

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fee	$-	$-	$14,490,000
Accrual of offering costs	$-	$402,306	$-

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

All activity from the Company’s inception through September 30, 2008 relates solely to the Company’s formation, a private placement (“Private Placement”) of its securities, the initial public offering (“Public Offering” and, together with the Private Placement, the “Offerings”) of its securities described below and the Company’s efforts to identify a target business.

The financial statements at September 30, 2008 and for the periods from inception to September 30, 2008 and September 30, 2007, the three and nine months ended September 30, 2008 and the period from inception to September 30, 2007 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations and cash flows for the nine month period ended September 30, 2008, the period from July 10, 2007 (inception) through September 30, 2007 and the period from inception to September 30, 2008 and the results of operations for the three month period ended September 30, 2008.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The registration statement for the Company’s Offering (as described in Note 4) was declared effective on October 17, 2007 (the “Effective Date”).  The Company consummated the offering on October 23, 2007, and received net proceeds of approximately $384,000,000 and also received $8,000,000 of proceeds from the private placement sale (“the Private Placement”) of 8,000,000 insider warrants to NRDC Capital Management, LLC (the “Sponsor”).  The warrants sold in the Private Placement are identical to the warrants sold in the Offering, but the purchasers in the Private Placement have waived their rights to receive any distributions upon liquidation in the event the Company does not complete a Business Combination as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a Business Combination.  There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering and Private Placement, $406,456,881 including $14,490,000 of the underwriters’ discounts and commissions as described in Note 3, was deposited in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such waiver agreements or that such agreements will be enforceable.  NRDC Capital Management, LLC and the Company’s executive officers have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company.  There can be no assurance that they will be able to satisfy those obligations.  The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $2,700,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.

The following table reconciles the amount of net proceeds from the Offering and the Private Placement in the Trust Account to the balance at September 30, 2008:

Contribution to trust	$406,456,881
Interest income received	8,838,785
Withdrawals for working capital purposes	(605,356)
Withdrawals to fund tax payments	(3,945,144)
Total investments held in trust including underwriters discounts and commissions held in trust	410,745,166
Less: Underwriters discounts and commissions held in trust	(14,490,000)

Total investments held in trust	$396,255,166

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

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the effective date of the Offering, October 17, 2007.  If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 4).

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

3. Concentration of Credit Risk

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and investments held in trust. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, our management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

4.  Initial Public Offering

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

5.  Commitments

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to NRDC Capital Management, LLC.  Services commenced on the effective date of the offering, October 17, 2007 and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company’s liquidation.  For the three and nine months ended September 30, 2008 and the period from July 10, 2007 (inception) through September 30, 2008, the Company has incurred $22,500, $67,500 and  $83,951, respectively of expenses relating to this agreement which is included in general/administrative services in the accompanying Statements of Income.

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

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 may have a material impact to the Company for any acquisitions on or after January 1, 2009.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

7. Income Taxes

During the nine months ended September 30, 2008 the Company paid $3,945,144 related to Federal and State income tax expense and estimated tax payments.

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

We were formed on July 10, 2007 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar business combination, one or more operating businesses. We intend to use cash derived from the net proceeds of our  Public Offering, which was consummated on October 23, 2007, and the exercise by the underwriters of their over-allotment option, which closed on October 23, 2007, together with any additional financing arrangements that we undertake, to effect a business combination.

Through September 30, 2008, our efforts have been limited to organizational activities and activities relating to our initial public offering; we have neither engaged in any operations nor generated any revenues. For the three and nine months ended September 30, 2008, we earned $1,506,740 and $4,672,270, respectively, in interest income on the trust account net of deferred interest payable of $338,654 and $810,428, respectively and we had accrued expenses and offering costs of approximately $189,481. In addition, we had cash on hand of $8,965 at September 30, 2008.

Results of Operations for the three month period ended September 30, 2008

            Net Income of $833,303 reported for the quarter ended September 30, 2008 consisted primarily of interest income on the trust account of $1,506,740 offset by $16,349 in expense for professional fees, $40,649 in insurance expense, $59,750 in other expenses and $556,689 in income tax.  At September 30, 2008, we had cash outside the trust account of $8,965, prepaid expenses of $7,069, income taxes receivable of $506,278, and accounts payable and accrued expenses of $187,981.

Results of Operations for the nine month period ended September 30, 2008

            Net Income of $2,387,692 reported for the nine months ended September 30, 2008 consisted primarily of interest income on the trust account of $4,672,270 offset by $311,797 in expense for professional fees, $34,000 in

AMEX listing fees, $121,062 in insurance expense, $194,247 in other expenses and $1,623,472 in income tax.  At September 30, 2008, we had cash outside the trust account of $8,965, prepaid expenses of $7,069, income taxes receivable of $506,278 and accounts payable and accrued expenses of $187,981.

Results of Operations for the period from July 10, 2007 (inception) through September 30, 2007

            A Net Loss of $731 was reported for the quarter ended September 30, 2007 and consisted of general and administrative expenses of $731.  At September 30, 2007, we had cash outside the trust account of $130,589, deferred offering costs of $496,717, accrued offering costs of $402,306, and accounts payable and accrued expenses of $731.

Results of Operations for period from July 10, 2007 (inception) through September 30, 2008

            Net Income of $4,121,894 reported for the period from July 10, 2007 (inception) through September 30, 2008 consisted primarily of interest income on the trust account of $8,031,293 offset by $652,414 in expense for professional fees, $34,000 in AMEX listing fees, $154,641 in insurance expense, $266,352 in other expenses and $2,801,992 in income tax.  At September 30, 2008, we had cash outside the trust account of $8,965, prepaid expenses of $7,069, income taxes receivable of $506,278 and accounts payable and accrued expenses of $187,981.

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

 Item 4. Controls and Procedures.

As of September 30, 2008, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
31.1 31.2 32.1 32.2
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Principal Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Principal Financial Officer

99.1 99.2	Audit Committee Charter(3) Nominating Committee Charter(3)

_______________________________

(1)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on October 17, 2007) (File No. 333-144871).
(2)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on September 27, 2007 (File No. 333-144871).
(3)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(4)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1 filed on July 26, 2007 (File No. 333-144871).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: November 12, 2008		NRDC ACQUISITION CORP.

	By:	/s/ RICHARD A. BAKER
Richard A. Baker Chief Executive Officer (Principal Financial Officer)