Form 10-K
period 2008-12-31
NRDC Acquisition Corp.
filed 2009-03-13
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number:

NRDC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-0500600
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
3 Manhattanville Road, Purchase, NY	10577
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (914) 272-8067

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock	NYSE Alternext U.S.
and one Warrant
Common Stock, par value $0.0001 per share	NYSE Alternext U.S.
Common Stock Purchase Warrants	NYSE Alternext U.S.

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

Large Accelerated Filer ☐    Accelerated Filer  ☒    Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

The aggregate market value of the voting common and non-voting equity held by non-affiliates of the registrant, based on the closing price of the registrant’s Units, each consisting of one share of the registrant’s common stock and one warrant exercisable for an additional share of common stock, on June 30, 2008 was approximately $386,262,000.00.

The number of outstanding shares of the registrant’s common stock on March 13, 2009 was 51,750,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None

TABLE OF CONTENTS

PART I	2

PART II	35

PART III	58

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

•	belief that we will have sufficient funds to operate for at least until we are required to dissolve, assuming that an initial Business Combination is not consummated prior to that time;

•	expectations regarding the timing of generating any revenues;

•	expectations regarding the trading of the units, common stock and warrants on NYSE Alternext U.S.;

•	intention to make liquidating distributions to our stockholders as soon as reasonably possible if we have not consummated our initial Business Combination and we are obligated to terminate our corporate existence on October 23, 2009, assuming that an initial Business Combination is not consummated prior to that time; and

•	plan to seek stockholder approval before we consummate our initial Business Combination.

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

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on October 17, 2007 (the “Effective Date”).  The Company consummated the Offering on October 23, 2007, and received net proceeds of approximately $384,000,000 from the issue and sale of 41,400,000 of its units, comprising one share of common stock of the Company and one warrant to purchase one share of common stock of the Company, and also received $8,000,000 of proceeds from the private placement (the “Private Placement”) of 8,000,000 warrants to NRDC Capital Management, LLC (the “Sponsor”).  The warrants sold in the Private Placement are identical to the warrants sold in the Offering as part of the units, except that the warrants sold in the private placement are not subject to redemption and are subject to certain restrictions on transfer.

Substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with an operating business (“Business Combination”).  There is no assurance that the Company will be able to successfully affect a Business Combination.  Upon the closing of the Offering and Private Placement, $406,456,881 including $14,490,000 of the underwriters’ discounts and commissions as described in Note 3, was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the liquidation of the Company.  The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors (other than its independent public accountants), providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements.  NRDC Capital Management, LLC and the Company’s executive officers have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company.  There can be no assurance that they will be able to satisfy those obligations.  The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $2,700,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.  As of December 31, 2008, there was $411,294,576 held in the Trust Account, including accrued interest income of $9,879,810 net of $5,042,115 of withdrawals for tax payments and working capital.

Since the completion of the Offering, we have focused our efforts on identifying businesses that operate within the U.S. and Europe across various industries including but not limited to the following:  retail, real estate, gaming and lodging, restaurant, self-storage, grocery and convenience stores.  While our primary focus is upon target businesses incorporated in the United States, we may consider target businesses incorporated in any geographical region.

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

Overview of U.S. Retail and Real Estate Industries

The retail industry is large and comprises a significant component of the global and U.S. economies.  We consider the retail industry to encompass a number of large and diverse sectors, including but not limited to:  motor vehicle and parts dealers; furniture and home furnishings stores; electronics and appliance stores; building materials and garden equipment and supplies dealers; food and beverage stores; health and personal care stores; gasoline stations; clothing and accessories stores; sporting goods, hobby, book and music stores; general merchandise and department stores; electronic shopping and mail-order houses; and restaurants.  According to the U.S. Census Bureau, retail businesses generated sales of $4.3 trillion in 2006, which grew at a compound annual growth rate of 3.9% since 2004.  Additionally, the U.S. Bureau of Economic Analysis reported that retail businesses represented $893 billion, or 6.5% of total Gross Domestic Product, in 2007; which grew at a compound annual growth rate of 2.7% since 2005.  Deteriorating U.S. domestic macroeconomic conditions pose serious threats to the retail industry, resulting in a number of retail companies declaring bankruptcy and seeking liquidation.  However, the large dislocation in the retail industry presents a number of valuable opportunities for potential business acquisitions.

The U.S. real estate industry can be segmented into three broad sectors: commercial, residential and government.  The commercial sector, where our efforts to target our initial Business Combination are focused, can be further segmented into several sub-sectors, including lodging and leisure, retail, multi-family, office, industrial and specialty.  The Bureau of Economic Analysis of the U.S. Department of Commerce estimates the commercial real estate sector contributed approximately $1.7 trillion in 2007 GDP, which represented 12.5% of GDP growing at a compound annual growth rate of 3.8% since 2005.  While each sub-sector has distinct characteristics, common factors generally include high fragmentation and a large percentage of private ownership.

Market Opportunity

Based on the current dynamics of the U.S. and global economies, we believe that significant opportunities exist for us to effect a Business Combination in any one or several of our targeted industries as companies continue to have significantly discounted valuations.  Despite the current state of the credit markets, the prospects of effecting a Business Combination in the current market environment remain positive as we have cash with which to invest in a target business.

As discussed above, the distressed state of the capital markets and current economic trends affecting the retail and real estate industries have created a variety of opportunities for a well-capitalized company, such as ours to offer a target company a much needed liquidity event.  We believe we are well positioned to take advantage of the demand for additional capital by providing a target company with a compelling opportunity to improve its balance sheet and create shareholder value.

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

Subject to the limitation that a target business have a fair market value of at least 80% of the net amount in the Trust Account (exclusive of the underwriters’ deferred compensation and taxes payable, held in the Trust Account) at the time of the acquisition, we will have broad flexibility in identifying and selecting a prospective acquisition candidate, as long as it meets the criteria we describe in this section.  If the net proceeds of the Offering and the Private Placement are insufficient for us to complete a Business Combination, because of the size of the Business Combination, or because we become obligated to convert a significant number of shares of our common stock from dissenting stockholders, we will need to seek additional financing through the issuance of equity or debt securities or other financing arrangements.  We currently have no restrictions on our ability to raise additional funds through the sale of our equity or debt securities or through loans or other financing arrangements.  However, no financing arrangements have been entered into or contemplated with any third parties to raise any additional funds, whether through the sale of securities or otherwise.

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

Use of Trust Funds

To the extent that the funds in the Trust Account earn interest, we are permitted to use that interest for several purposes.  We can use the interest from the funds in the Trust Account to provide working capital to enable us to fund our expenses, including the expenses associated with the pursuit of a Business Combination, up to an aggregate maximum of $2,700,000.  The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to NRDC Capital Management, LLC. NRDC Capital Management, LLC

commenced providing these services on the effective date of the Offering, October 17, 2007 and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company’s liquidation.  For the year ended December 31, 2008 and the period from July 10, 2007 (inception) to December 31, 2007, the Company has incurred $90,000 and $16,451, respectively, of expenses relating to this agreement which is included in general/administrative services in the accompanying Statement of Income.  In addition, the Company has incurred expenses of $339,918 and $340,617, respectively, in professional fees primarily relating legal and accounting services for the year ended December 31, 2008  and the period from July 10, 2007 (inception) to December 31, 2007 which are also included in general/administrative services in the accompanying Statement of Income.

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

Stockholder approval of our initial business combination

Prior to the consummation of our initial Business Combination, we will submit the proposed transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under Delaware law.  Pursuant to our by-laws, holders of a majority of our issued and outstanding shares of common stock who are entitled to vote, or a quorum, must vote on our initial Business Combination.  Abstentions are not considered to be voting “for” or “against” a transaction and will have no effect on the outcome of the vote to approve our initial Business Combination.  NYSE Alternext U.S. recommends that stockholders receive notice of any shareholder meeting a minimum of 20 days prior to the meeting.  Therefore, if shares of our common stock are listed on NYSE Alternext U.S., we will mail the notice at least 23 days prior to the meeting date to allow time for mailing.  If shares of our common stock are not listed on NYSE Alternext U.S., we will abide by our by-laws and Delaware law, which require us to provide at least ten days’ written notice, measured from the certification date of the mailing, before the date of any shareholders meeting.  We will conduct any vote on our initial Business Combination, whether by a shareholder meeting or written consent, in accordance with the SEC’s proxy rules and the requirements of our amended and restated certificate of incorporation and by-laws.  In addition, even if our shareholders vote in favor of a Business Combination, under the terms of our amended and restated certificate of incorporation, we will not consummate a Business Combination if public stockholders owning 30% or more of the shares sold in the Offering both vote against the Business Combination and exercise their conversion rights.  See “— Conversion Rights.”  If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial Business Combination, we may continue to seek other target businesses with which to consummate our initial Business Combination that meet the criteria set forth herein until October 23, 2009.  In connection with seeking stockholder approval of an initial Business Combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on United States generally accepted accounting principles.

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

The actual per share conversion price will be equal to the aggregate amount then on deposit in the Trust Account, including accrued interest income (net of taxes payable on such interest and after release of up to $2,700,000 of interest income, after taxes payable, to fund working capital requirements), as of two business days prior to the consummation of the initial Business Combination, divided by the number of shares of common stock sold in the Offering.  As of December 31, 2008, the initial per share conversion price, including accrued interest income on deposit in the Trust Account and excluding taxes payable and additional amounts that could be withdrawn for working capital, would be approximately $9.88.

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

The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed Business Combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements.  Accordingly, a stockholder would have from the time we send out our proxy statement up until the business day immediately preceding the vote on the Business Combination to deliver his shares if he wishes to seek to exercise his conversion rights.  This time period varies depending on the specific facts of each transaction.  However, as the delivery process is within the stockholder’s control and, whether or not he is a record holder or his shares are held in “street name,” can be accomplished by the stockholder in a matter of hours simply by contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for investors generally.  However, because we do not have any control over the process, it may take significantly longer than we anticipated and investors may not be able to seek conversion in time.  Accordingly, we will only require stockholders to deliver their certificates prior to the vote if, in accordance with NYSE Alternext U.S.’s proxy notification recommendations, the stockholders receive the proxy solicitation materials at least twenty days prior to the meeting.

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

If a vote on our initial Business Combination is held and the Business Combination is not approved, we may continue to try to consummate a Business Combination with a different target until October 23, 2009.  If the initial Business Combination is not approved or completed for any reason, then public stockholders voting against our initial Business Combination who exercised their conversion rights would not be entitled to convert their shares of common stock for a pro rata share of the aggregate amount then on deposit in the Trust Account.  In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder.

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

If we are unable to complete an initial Business Combination within 24 months after the completion of the Offering, as soon as practicable thereafter, we will adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law.  Section 278 provides that our existence will continue for at least three years after our expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized.  Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed.  Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after such date.  Payment or reasonable provision for payment of claims will be made in the discretion of the board of directors based on the nature of the claim and other factors deemed relevant by the board of directors.  Claims may be satisfied by direct negotiation and payment, purchase of insurance to cover the claim(s), setting aside money as a reserve for future claims, or otherwise as determined by the board of directors in its discretion.  Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets.  If there are insufficient assets, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets.  Any remaining assets will be available for distribution to our stockholders.  However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses.  We will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account.  As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust.  We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public stockholders.  Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements.  Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the Trust Account.  A court could also conclude that such agreements are not legally enforceable.  As a result, if we liquidate, the per-share distribution from the Trust Account could be less than $9.88 due to claims or potential claims of creditors.  We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

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

If we were unable to consummate an initial Business Combination and expended all of the net proceeds of the Offering, other than the proceeds deposited in the Trust Account, and without taking into account interest income, if any (and net of taxes payable on such interest income and release of up to $2,700,000 of interest income, after tax, available to us to fund working capital requirements), earned on the Trust Account, the per share liquidation price would be approximately $9.82.  The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which will be prior to the claims of our public stockholders.  Our Sponsor and our executive officers have agreed, on a joint and several basis, that, if we liquidate prior to the consummation of our initial Business Combination, they will reimburse the Trust Account for our debts to any vendor for services rendered, products sold or financing provided to us, to a potential target business or to providers of financing, if any, in each case only to the extent necessary to ensure that such claims do not reduce the amount in the Trust Account available for payment to our stockholders in the event of a liquidation.  We currently believe that our Sponsor and our executive officers are capable of funding a shortfall in our Trust Account to satisfy their foreseeable indemnification obligations.  However, we cannot assure you that our sponsor and our executive officers will be able to satisfy those obligations.  In the event that the proceeds in the Trust Account are reduced and our Sponsor or our executive officers assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against our Sponsor or our executive officers to enforce their indemnification obligations.  While we currently expect that our independent directors would take action on our behalf against our Sponsor and our executive officers to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance.  Accordingly, we cannot assure you that due to claims of creditors the actual per share liquidation price will not be less than approximately $9.82, plus interest.

We will seek to obtain agreements from third parties waiving their rights or claims to the Trust Account.  However, there is no guarantee that vendors, prospective target businesses, or other entities will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the Trust Account which could have higher priority than the claims of our public stockholders.  Our Sponsor and our executive officers have agreed, on a joint and several basis, pursuant to agreements with us and the underwriters that, if we liquidate prior to the consummation of our initial Business Combination, they will be liable to ensure that the proceeds in the Trust Account are not reduced by claims of target businesses or entities that are owed money by us for services rendered or contracted for or products sold to us.  We cannot assure you, however, that they would be able to satisfy those obligations.  Accordingly, the actual per-share liquidation price could be less than approximately $9.82, plus interest.  We currently believe that our sponsor is capable of funding a shortfall in our Trust Account to satisfy its foreseeable indemnification obligations and, based on representations made to us by each of our executive officers, we currently believe that they are of substantial means and capable of funding a shortfall in our Trust Account to satisfy their foreseeable indemnification obligations, but we have not asked them to reserve for such an eventuality.  Despite our belief, we cannot assure you that our Sponsor and our executive officers will be able to satisfy those obligations.  The indemnification obligations may be substantially higher than our Sponsor and our executive officers currently foresee or expect and/or their financial resources may deteriorate in the future.  As a result, the steps outlined above may not effectively mitigate the risk of creditors’ claims reducing the amounts in the Trust Account.

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

If we succeed in effecting a Business Combination, we expect to encounter competition from competitors of the target business.  This competition may be based on a number of factors, including service, product features, scale, price, financial strength, credit ratings, business capabilities and name recognition.  These companies may offer a broader array of products, be regulated differently, or have more competitive pricing.  Also, these companies may have greater financial resources with which to compete and a greater market share.  We cannot assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees

We currently have four executive officers, all of whom are also members of our board of directors.  Although our executive officers are not obligated to contribute any specific number of hours per week to our business, following the Offering, we anticipate that our executive officers will devote a portion of their working time to our business.  As noted earlier, each of our executive officers is affiliated with other entities, including National Realty & Development Corp. and AREA Property Partners, formerly Apollo, and the amount of time each of them will devote to us in any time period will vary based on the availability of suitable target businesses to investigate, the course of negotiations with target businesses, and the due diligence preceding and accompanying a possible Business Combination. We do not intend to have any employees prior to the consummation of an initial Business Combination.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until October 23, 2009.  If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

We may not be able to consummate an initial business combination within the required time frame, in which case we will be required to liquidate our assets.

We must consummate a Business Combination with one or more operating businesses with a collective fair market value at least equal to 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions of $14,490,000 and taxes payable) at the time of the acquisition by October 23, 2009.  If we fail to consummate an initial Business Combination within the required time frame, in accordance with our amended and restated certificate of incorporation our corporate existence will terminate, except for purposes of liquidation and winding-up.  Because we do not have any specific Business Combination under consideration and we have neither identified nor been provided with the identity of any specific target business or taken any measures to locate a specific target business or consummate an initial Business Combination, we may not be able to find suitable target businesses within the required time frame.  In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of an initial Business Combination.

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

Because the net proceeds of the Offering are intended to be used to complete a Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under United States securities laws.  However, because our securities are listed on NYSE Alternext U.S., a national securities exchange, and we have net tangible assets in excess of $5,000,000 and we have filed a Current Report on Form 8-K with the SEC including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the U.S. Securities and Exchange Commission, which we refer to as the SEC, to protect investors in blank check companies, such as Rule 419 under the Securities Act.  Accordingly, investors will not be afforded the benefits or protections of those rules.  Because we are not subject to those rules, including Rule 419, our units were immediately tradable at the time of the offering and we have a longer period of time to complete a Business Combination than we would if we were subject to those rules.  For a more detailed comparison of our offering to offerings under Rule 419, see the section entitled “Proposed Business—Comparison of The Offering to Those of Blank Check Companies Subject to Rule 419,” contained in our Prospectus.

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

•
if an initial Business Combination is not consummated within the 24 months after the completion of the offering, then our corporate purposes and powers will immediately thereupon be limited to winding up our affairs, including liquidation of our assets, which will include funds in the Trust Account, and we will not be able to engage in any other business activities; and

•
we may not consummate any other merger, acquisition, capital stock exchange, stock purchase, asset purchase or other similar transaction other than a Business Combination that meets the conditions specified herein, including the requirement that our initial Business Combination be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of the balance in the Trust Account (less the deferred underwriting discounts and commissions and taxes payable) at the time of such Business Combination.

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

Based upon publicly available information, as of January 2, 2009, 161 similarly structured ‘‘blank check’’ companies have completed initial public offerings in the United States since the start of 2003.  Of the ‘‘blank check’’ companies that have completed initial public offerings, 61 companies have successfully entered into business combinations while 20 other companies have announced an acquisition target but have not yet consummated such Business Combinations.  Twenty eight companies have failed to complete previously announced Business Combinations and have announced their pending dissolution and return of trust proceeds to stockholders.  Accordingly, the remaining 52 ‘‘blank check’’ companies are seeking to enter into a Business Combination.  As a result, we may be subject to competition from these and other companies seeking to consummate a Business Combination which, in turn, will result in an increased demand for target businesses.  Further, the fact that 61 ‘‘blank check’’ companies have consummated a Business Combination, 20 have announced an acquisition target, and 28 companies have failed to complete a Business Combination, may be an indication that there are a limited number of attractive target businesses available or that many target businesses may not be inclined to enter into a Business Combination with a publicly held ‘‘blank check’’ company.  Because of this competition, we cannot assure you that we will be able to consummate an initial Business Combination within the required time periods.  If we are unable to find a suitable target operating business within the required time period, the terms of our amended and restated certificate of incorporation will require us to liquidate.

We may have insufficient resources to cover our operating expenses and the expenses of consummating an initial business combination.

We believe that the $250,000 that was available to us outside of the Trust Account following the closing of our Offering and interest earned of up to $2,700,000, after taxes payable, on the balance of the Trust Account that we expect to be available to us will be sufficient to cover our working capital requirements for the next 24 months, including expenses incurred in connection with an initial Business Combination, based upon our executive officers’ estimate of the amount required for these purposes.  This estimate may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with an initial Business Combination or if we expend a significant portion of the available proceeds in pursuit of a Business Combination that is not consummated.  If we do not have sufficient proceeds available to cover our expenses, we may be required to obtain additional financing from our executive officers, our directors, our existing stockholders or third parties.  Such additional financing may include loans from third parties to cover the costs associated with the search for and consummation of an initial Business Combination, although we currently have no intention of obtaining third party loans.  We would seek to have any third party lenders waive any claim to any monies held in the Trust Account for the benefit of the public stockholders.  Our Sponsor and each of our executive officers have agreed to be jointly and severally liable to reimburse the Trust Account for any claims made by such lenders to the extent that the payment of any debts or obligations owed to such lenders actually reduces the amount in the Trust Account.  We may not be able to obtain additional financing.  None of our executive officers, directors or existing stockholders are obligated to provide any additional financing.  If we do not have sufficient proceeds and are unable to obtain additional financing, we may be required to liquidate prior to consummating an initial Business Combination.

A decline in interest rates applicable to amounts included in the trust account could limit the amount available to fund our search for one or more target businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete the initial business combination.

Of the net proceeds from our Offering and the Private Placement, only $250,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete the initial business combination, as well as to pay any tax obligations that we may owe.

While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds to operate.  There is no assurance that we will be able to obtain such financing and we may be forced to liquidate.  See “--We may be unable to obtain additional financing, if required, to consummate an initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.”

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

Prior to the consummation of our initial Business Combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law.  If we achieve a quorum for the meeting, only stockholders who exercise their right to vote will affect the outcome of the stockholder vote.  Abstentions are not considered to be voting “for” or “against” the transaction.  Any stockholder who abstains from voting would be bound by the decision of the majority of stockholders who do vote.  As a result, an abstaining shareholder will lose the ability to receive a pro rata share of the Trust Account, including accrued interest (net of taxes payable on such interest income and after release of up to $2,700,000 of interest income, after taxes payable, to fund working capital requirements), which would be available to a shareholder that votes against the initial Business Combination and exercises its conversion rights.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to exercise their conversion rights regarding their shares in connection with a proposed Business Combination to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/ Withdrawal

At Custodian) System at any time up until the business day immediately preceding the vote taken at the stockholder meeting relating to such Business Combination.  In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request.  It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent.  However, because we do not have any control over the process, it may take significantly longer than two weeks to obtain a physical stock certificate and you may not be able to convert your shares in time.  While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact.  Accordingly, we will only require stockholders to deliver their certificates prior to the vote if, in accordance with the NYSE Alternext U.S.’s proxy notification recommendations, stockholders receive the proxy solicitation materials at least twenty days prior to the meeting.  However, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to exercise their conversion rights may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share liquidation price received by our public stockholders would be less than approximately $9.82, plus interest, per share.

Placing the funds in a Trust Account may not protect those funds from third-party claims against us.  Although we will seek to have all vendors, providers of financing, if any, prospective target businesses and other entities with whom we execute agreements waive any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, we are not obligated to obtain a waiver from any potential creditor or potential target business and there is no guarantee that they will agree to provide such a waiver, which is not a condition to our doing business with anyone.  Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our executive officers and directors to be significantly superior to those of other consultants that would agree to execute a waiver or if our executive officers and directors are unable to find a provider of required services willing to provide the waiver.  In any event, our executive officers and directors would perform an analysis of the alternatives available to us and would enter into an agreement with a third party that did not execute a waiver only if they believed that such third party’s engagement would be significantly more beneficial to us than any alternative.  We will seek to secure waivers that we believe are valid and enforceable, but it is possible that a waiver may later be found to be invalid or unenforceable.  In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts, or agreements with us and will not seek recourse against the Trust Account for any reason.  Accordingly, the proceeds held in the Trust Account could be subject to claims that would take priority over the claims of our public stockholders and the per share liquidation price could be less than approximately $9.82, plus interest, due to claims of such creditors or other entities.  If we are unable to consummate an initial Business Combination and are required to liquidate, our Sponsor and each of our executive officers have agreed, on a joint and several basis, to reimburse us for our debts to any vendor for services rendered or products sold to us, potential target businesses or to providers of financing, if any, in all cases only to the extent necessary to ensure that such claims do not reduce the amount in the Trust Account.  Based on representations made to us by our Sponsor and each of our executive officers, we currently believe that they are of substantial means and capable of funding a shortfall in our Trust Account to satisfy their foreseeable indemnification obligations.  However, we have not asked them to reserve for such an eventuality.  We cannot assure you that our Sponsor and our executive officers will be able to satisfy those obligations or that the proceeds in the Trust Account will not be reduced by such claims.  In the event that the proceeds in the Trust Account are reduced and our Sponsor and our executive officers assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against our Sponsor and our executive officers to enforce their indemnification obligations.  Furthermore, creditors may seek to interfere with the distribution of the Trust Account pursuant to federal or state creditor and bankruptcy laws, which could delay the actual distribution of such funds or reduce the amount ultimately available for distribution to our public stockholders.  If we are required to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the funds held in the Trust Account will be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders.  To the extent any bankruptcy claims deplete the Trust Account, the per share liquidation distribution would be less than the initial $9.82 per share held in the Trust Account.

Our independent directors may decide not to enforce our sponsor’s and our executive officers’ indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

Our sponsor and our executive officers have agreed to reimburse us for our debts to any vendor for services rendered or products sold to us, potential target businesses or to providers of financing, if any, in each case only to the extent necessary to ensure that such claims do not reduce the amount in the Trust Account.  In the event that the proceeds in the Trust Account are reduced and our sponsor and our executive officers assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether we would take legal action against our sponsor to enforce its indemnification obligations.  While we currently expect that our independent directors would take action on our behalf against our sponsor and our executive officers to enforce their indemnification obligations, it is possible that our independent directors in exercising their business judgment may choose not to do so in a particular instance.  If our independent directors choose not to enforce our sponsor’s and our executive officers’ indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced and the per share liquidation distribution could be less than the initial $9.82 per share held in the Trust Account.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 106,000,000 shares of common stock, par value $0.0001 per share, and 5,000 shares of preferred stock, par value $0.0001 per share.  Immediately after the Offering, there were 850,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation of shares issuable upon full exercise of the underwriters’ over-allotment option, all outstanding warrants and the shares and warrants included in the co-investment units) and all of the 5,000 shares of preferred stock available for issuance.  Although we have no commitments as of the date of the Offering to issue any additional securities, we may issue a substantial number of additional shares of our common stock, preferred stock or a combination of both, including through convertible debt securities, as consideration for or to finance a Business Combination.  The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities may:

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

Although we believe that the net proceeds from the Offering, the Private Placement and the co-investment will be sufficient to allow us to consummate a Business Combination, because we have not yet identified or approached any prospective target businesses, we cannot ascertain the capital requirements for any particular Business Combination.  If the net proceeds of the Offering, the Private Placement and the co-investment prove to be insufficient, because of the size of the initial Business Combination, the depletion of the available net proceeds in search of target businesses, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we may be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements.  We cannot assure you that such financing will be available on acceptable terms, if at all.  Although we have no current plans to do so, if we were to incur a substantial amount of debt to finance a Business Combination, such incurrence of debt could:

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses.  We do not intend to have any full-time employees prior to the consummation of an initial Business Combination.  Each of our executive officers and directors is engaged in several other business endeavors and they are not obligated to contribute any specific number of hours per week to our affairs.  Mr. Mack is a senior partner of AREA Property Partners, formerly Apollo Real Estate Advisors, or Apollo, and serves as president of various AREA Fund entities.  Mr. Robert Baker continues to serve as the Chairman of National Realty & Development Corporation and a founder of NRDC Equity Partners LLC.  Mr. Richard Baker continues to serve as president and chief executive officer of NRDC Real Estate Advisors LLC and NRDC Equity Partners LLC.  Mr. Neibart is a partner of AREA Property Partners.  Our outside directors also serve as officers and board members for other entities, including, without limitation, Amalgamated Bank, PBS Realty Advisors LLC, Ethan Allen Inc., the Jim Pattison Group, National Cinemedia, LLC, Harman International Industries, Inc., Bowne and Company, Inc., Cablevision, Inc., Intercontinental Exchange, Inc., Pzena Investment Management, Inc., Scripps Networks Interactive, Inc. and Canadian Imperial Bank of Commerce.  If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to consummate an initial Business Combination.

Our executive officers and directors are, and may in the future become, affiliated with entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

We have been engaged in the business of identifying and combining with one or more operating businesses.  Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.  In each case, our executive officers’ and directors’ existing directorships may give rise to fiduciary obligations that take priority over any fiduciary obligation owed to us.

We have entered into a business opportunity right of first offer agreement with our Sponsor, NRDC Real Estate Advisors, LLC and NRDC Equity Partners LLC and with our executive officers and directors.  This right of first offer provides that, subject to the respective pre-existing fiduciary duties of our executive officers and directors, from the date of inception until the earlier of the consummation of our initial Business Combination or our liquidation, we will have a right of first offer if any of these parties becomes aware of, or involved with, a Business Combination opportunity with any operating business.  Subject to the respective preexisting fiduciary duties of our executive officers and directors, these parties to the right of first offer agreement will, and will cause companies or entities under their management or control to, first offer any such business opportunity to us and they will not, and will cause each other company or entity under their management or control not to, pursue any such business opportunity unless and until our board of directors, including a majority of our disinterested independent directors, has determined that we will not pursue such opportunity.

We recognize that each of our executive officers and directors may be deemed an affiliate of any company for which such executive officer or director serves as an officer or director or for which such executive officer or director otherwise has a pre-existing fiduciary duty and that a conflict of interest could arise if an opportunity is appropriate for one of such companies.  For a complete description of these affiliations, please see the sections entitled “Management” and “Certain Relationships and Related Transactions — Conflicts of Interest,” located in our Prospectus.  As part of this right of first offer, we have established procedures with respect to the sourcing of a potential Business Combination by our executive officers and directors to eliminate such conflict for our executive officers and directors, whereby a potential Business Combination that must be presented to any company for which such executive officer or director, as the case may be, serves as an officer or director or otherwise has a pre-existing fiduciary duty (other than our Sponsor, NRDC Real Estate Advisors LLC and NRDC Equity Partners LLC) will not be presented to us until after such executive officer or director has presented the opportunity to such company and such company has determined not to proceed.  These preexisting fiduciary duties may limit the opportunities that are available to us to consummate our initial Business Combination.

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

Our executive officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the Trust Account, unless the initial Business Combination is consummated.  The amount of available proceeds is based upon our executive officers’ estimate of the amount needed to fund our operations for the remaining term of our corporate life and consummate an initial Business Combination.  This estimate may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with an initial Business Combination or pay exclusivity or similar fees or if we expend a significant portion of the available proceeds in pursuit of an initial Business Combination that is not consummated.  The financial interest of our executive officers and directors could influence their motivation in selecting a target and thus, there may be a conflict of interest when determining whether a particular Business Combination is in our public stockholders’ best interest.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing stockholders which may raise potential conflicts of interest.

In light of our executive officers’, directors’ and existing stockholders’ involvement with other companies and our intent to consummate an initial Business Combination, we may decide to acquire one or more businesses affiliated with our executive officers, directors or existing stockholders.  Certain of our executive officers and directors, identified below, are affiliated with the following entities that may compete with us for combination with target businesses:  Mr. Mack with Mack-Cali Realty Corporation; Mr. Richard Baker with Lord & Taylor and Hudson’s Bay Company; and our other directors with companies including, without limitation, Amalgamated Bank, PBS Realty Advisors LLC, Ethan Allen Inc., the Jim Pattison Group, National Cinemedia, LLC, Harman International Industries, Inc., Bowne and Company, Inc., Cablevision, Inc., Intercontinental Exchange, Inc., Scripps Networks Interactive, Inc. and Canadian Imperial Bank of Commerce.  Our executive officers, directors and existing stockholders are not currently aware of any specific opportunities to consummate a Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such entity or entities.  Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would consider such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in “Proposed Business—Consummating an Initial Business Combination— Selection of a Target and Structuring of an Initial Business Combination,” located in our Prospectus.  Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a Business Combination with one or more businesses affiliated with our existing stockholders, or our current executive officers and directors, potential conflicts of interest still may exist and, as a result, the terms of the initial Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

NYSE Alternext U.S.  may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will be, or will continue to be, listed on NYSE Alternext U.S. in the future, prior to a Business Combination.  On February 10, 2009, we received notice from the staff of NYSE Alternext U.S. that we do not meet one of the NYSE Alternext U.S.’s continued listing standards because we did not hold an annual meeting of our shareholders in 2008 as required in Section 704 of NYSE Alternext U.S.’s Company Guide.  We were afforded the opportunity to submit a plan of compliance to NYSE Alternext U.S. by March 10, 2009 to demonstrate the ability to regain compliance with the requirement to hold an annual meeting by August 10, 2009.  We submitted a plan of compliance to NYSE Alternext U.S. on February 27, 2009.  If the plan is not accepted by the NYSE Alternext U.S., we will be subject to delisting procedures as set forth in Section 1010 and part 12 of NYSE Alternext U.S.’s Company Guide.

Additionally, in connection with our initial Business Combination, it is likely that NYSE Alternext U.S. may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements.  We cannot assure you that we will be able to meet those initial listing requirements at that time.  If NYSE Alternext U.S. delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on the

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.”  Our units, common stock and warrants are listed on NYSE Alternext U.S., therefore, our units, common stock and warrants are covered securities.  Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.  While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.  Further, if we were no longer listed on NYSE Alternext U.S., our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time our securities are no longer listed on the NYSE Alternext U.S. or another exchange or we have net tangible assets of $5,000,000 or less or our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Exchange Act.  Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

Our founding stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our founding stockholders beneficially own approximately 20% of our issued and outstanding shares of common stock and, at the time of our initial Business Combination, this percentage will increase as a result of the co-investment.  In addition, there is no restriction on the ability of our executive officers, directors and existing stockholders to purchase units, shares of our common stock or warrants in the market after completion of the Offering.  If they were to do so, the percentage of our outstanding common stock held by our executive officers, directors and founding stockholders would increase.  Any common stock acquired by our Sponsor or our executive officers and directors or in the secondary market will be considered part of the holdings of public stockholders.  As a result of their substantial beneficial ownership through their control of NRDC Capital Management, LLC, Mr. Mack, our Chairman, Mr. Robert Baker, our Vice Chairman, Mr. Richard Baker, our Chief Executive Officer, and Mr. Neibart, our President, each may exert considerable influence on actions requiring a stockholder vote, including the election of executive officers and directors, amendments to our amended and restated certificate of incorporation, the approval of benefit plans, mergers and similar transactions (including approval of the initial Business Combination).  Other than in respect of the co-investment, our founding stockholders, directors and officers have not established any specific criteria that would trigger purchases of our securities in the aftermarket or in private transactions, but they would most likely consider a variety of factors, including whether they believed that such securities were undervalued and represented a good investment.  Any such purchases would be made in compliance with all applicable securities laws and our insider trading policy.

Because our founding stockholders, including our directors and officers, will lose their entire investment in us if a business combination is not consummated, our existing stockholders, directors or officers may purchase shares of our common stock from stockholders who would otherwise choose to vote against a proposed business combination or exercise their conversion rights in connection with such business combination.

Our sponsor owns shares of our common stock (which were purchased for an aggregate of $25,000) which will be worthless if we do not consummate a Business Combination.  In addition, our sponsor’s warrants will also be worthless if we do not consummate a Business Combination.  Given the interest that our existing stockholders, directors and officers have in a Business Combination being consummated, it is possible that our existing stockholders, directors or officers will acquire securities from public stockholders that have indicated their intention to vote against the Business Combination and exercise their conversion rights in order to help to insure that the Business Combination will be approved.  Accordingly, such purchases could result in a Business Combination being approved that may have otherwise not been approved by our public stockholders, but for the purchases made by our founding stockholders, directors or officers.

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

Our Sponsor is entitled to demand on up to three occasions that we register the resale of its shares of common stock and private placement warrants and its co-investment units, including the co-investment shares of common stock, the co-investment warrants and the shares of common stock underlying the co-investment warrants.  Our Sponsor and our directors also have certain “piggyback” registration rights and the right to unlimited registration on Form S-3 to the extent that we are eligible to use Form S-3.  If our Sponsor and our directors exercise their registration rights with respect to all of their shares of common stock and warrants, then there will be an additional 22,350,000 shares of common stock eligible for trading in the public market.  This potential increase in trading volume may have an adverse effect on the market price of our common stock.  In addition, the existence of these rights may make it more difficult to consummate an initial Business Combination or may increase the cost of a target business in the event that we are unable to consummate an initial Business Combination solely with cash, as the stockholders of a particular target business may be discouraged from entering into a Business Combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

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

Item 3.	Legal Proceedings

There is no litigation currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market

Our units, which consist of one share of our common stock, par value $.0001 per share and one warrant to purchase an additional share of our common stock, commenced trading on the American Stock Exchange, now NYSE Alternext U.S. under the symbol “NAQ-U,” on October 23, 2007.

Holders of Common Equity

As of December 31, 2008, there was one holder of record of our units and seven record holders of our common stock.

The following table sets forth, for the calendar quarter indicated, the high and low closing sales prices per unit as reported on NYSE Alternext U.S.:

Quarter Ended	High	Low
1st Quarter 2007*	-	-
2nd Quarter 2007*	-	-
3rd Quarter 2007*	-	-
4th Quarter 2007	$ 9.35	$ 9.08
1st Quarter 2008	$ 9.35	$ 9.07
2nd Quarter 2008	$ 9.47	$ 9.10
3rd Quarter 2008	$ 9.46	$ 8.95
4th Quarter 2008	$ 9.34	$ 8.65

*No amounts are included as none of our securities commenced trading on the AMEX until October 23, 2007.

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

Recent Sales of Unregistered Securities

Since our inception on July 10, 2007, we sold 10,350,000 shares of common stock (after giving effect to our 6 for 5 stock splits effected on September 4, 2007 and on October 17, 2007) without registration under the Securities Act:

Stockholders	Number of Shares

NRDC Capital Management, LLC	10,350,000

Such shares were issued on July 13, 2007 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, accredited entities.  The shares issued to the entity above were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.002 per share.

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

Substantially all of the net proceeds from the Offering are intended to be generally applied toward consummating a Business Combination with an operating business.  However, there is no assurance that the Company will be able to successfully affect a Business Combination.  Upon the closing of the Offering and Private Placement, $406,456,881 including $14,490,000 of the underwriters’ discounts and commissions was held in a Trust Account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company.

No portion of the proceeds of the Offering was paid to directors, officers or holders of 10% or more of any class of our equity securities or their affiliates.

Repurchases of Equity Securities

None

Item 6.	Selected Financial Data

The following selected financial and operating information should be read in connection with “Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations” and our financial statements, including the notes, included elsewhere herein.

	Year Ended December 31, 2008	Period from July 10, 2007 (inception) to December 31, 2007
Statement of Income Data:
Interest Income	$5,563,075	$3,359,023
Operating expenses	1,566,294	672,187
Income before income taxes	3,996,781	2,686,836
Income tax provision	1,358,906	952,634
Net income	$2,637,875	$1,734,202

Weighted average common shares outstanding:
Basic and diluted	51,750,000	27,198,837

Balance Sheet Data:
Investments held in trust	$396,804,576	$395,323,737
Investments held in trust from underwriter	14,490,000	14,490,000
Total assets	412,387,958	410,273,506
Total liabilities	15,723,332	16,266,860
Common stock subject to redemption	117,590,055	117,590,055
Total stockholders’ equity	279,074,571	276,416,591

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were formed on July 10, 2007 as a blank check company for the purpose of acquiring, through a merger, stock exchange, asset acquisition, reorganization or similar Business Combination, one or more operating businesses.  We intend to use cash derived from the net proceeds of our Offering, which was consummated on October 23, 2007, and the Private Placement, together with any additional financing arrangements that we undertake, to effect a Business Combination.

If we issue additional shares of our capital stock as consideration in a Business Combination it may result in:

•	significant dilution of the interest of our public investors in our company;

•	if we issue a sufficient number of shares, a change in control of our company, which may among other things, result in the resignation or removal of our existing officers and directors and could reduce or eliminate our ability to use our net operating loss carry forwards, if any, for tax purposes;

•	reduced market prices for our common stock; and

•	due to the fact that only 850,000 unissued shares remain, an increase in authorized shares may be required.

Similarly, if we issue debt securities or incur other forms of indebtedness, it could result in:

•	increased expenses to pay debt service;

•	if the debt has a variable rate, increased vulnerability to changes in market interest rates, since our revenues may not increase, or may decrease, if interest rates rise;

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to service our debt obligations;

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

Results of Operations and Liquidity

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

For the year ended December 31, 2008 and the period from July 10, 2007 (inception) to December 31, 2007, the Company earned interest income of $5,563,075 and $3,359,023, respectively, and had general and administrative expenses of $1,566,294 and $672,187, respectively.  For the year ended December 31, 2008 and the period from July 10, 2007 (inception) to December 31,2007, the Company had a provision for income taxes of $1,358,906 and $952,634, respectively, resulting in net income for the period of $2,637,875 and $1,734,202, respectively.

For the period from July 10, 2007 (inception) to December 31, 2008, the Company earned interest income of $8,922,098 and had general and administrative expenses of $2,238,481.  The Company’s provision for income taxes for this same period was $2,311,540 resulting in net income for the period of $4,372,077.

The gross proceeds from the sale of the units in our Offering and Private Placement were $422,000,000.  Of that amount, after deducting offering expenses of $15,242,451 (including reimbursement of $200,000 advanced by our Sponsor to pay offering expenses), and working capital of $300,668, we deposited $406,456,881 in the Trust Account (including $14,490,000 of the underwriters’ discounts and commissions).

The funds held in the Trust Account are currently invested in Treasury Bills issued by the United States government having a maturity of 180 days or less.  We also have the option to invest the funds in money market funds meeting the criteria under Rule 2a-7 under the 1940 Act.  Interest earned will be applied in the following order of priority:

•	payment of federal and New York state taxes;

•	our working capital requirements before we complete a Business Combination, to a maximum of $2,700,000, and, if necessary, funding of the costs of our potential dissolution and liquidation;

•	solely if we complete a Business Combination, payment of interest on the amount of deferred underwriters’ compensation payable to the underwriters in our initial public offering; and

•	the balance, if any, to us if we complete a Business Combination or to our public stockholders if we do not complete a Business Combination.

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

The following table reconciles the amount of net proceeds from the Offering and the Private Placement in the Trust Account to the balance at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Contribution to trust	$406,456,881	$406,456,881
Underwriters discounts and commissions held in trust	(14,490,000)	(14,490,000)
Interest income received	9,879,810	3,356,856
Withdrawals to fund tax payments	(4,345,144)	-
Withdrawal for working capital purposes	(696,971)	-
Total investments held in trust	$396,804,576	$395,323,737

Before our initial public offering, our Sponsor loaned us $200,000 without interest, which we used to pay a portion of the expenses of our initial public offering, such as SEC registration fees, NASD registration fees, blue sky fees and expenses, fees relating to listing our securities on the NYSE Alternext U.S. and legal and accounting fees and expenses.  We repaid this loan from the proceeds of our initial public offering, as referred to above.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page
Financial Statements	41
Report of Independent Registered Public Accounting Firm	42
Balance Sheets at December 31, 2008 and 2007	43
Statements of Income for the year ended December 31, 2008, the period from July 10, 2007 (inception) through December 31, 2007 and the cumulative period from July 10, 2007 (inception) through December 31, 2008	44
Statements of Stockholders’ Equity for the period from July 10, 2007 (inception) through December 31, 2008	45
Statements of Cash Flows for the year ended December 31, 2008, the period from July 10, 2007 (inception) through December 31, 2007 and the cumulative period from July 10, 2007 (inception) through December 31, 2008	46
Notes to Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
NRDC Acquisition Corp.

We have audited the accompanying balance sheets of NRDC Acquisition Corp. (a corporation in the development stage) as of December 31, 2008 and December 31, 2007, and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 2008, the period from July 10, 2007 (inception) to December 31, 2007 and the cumulative period from July 10, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NRDC Acquisition Corp. as of December 31, 2008 and December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2008, the period from July 10, 2007 (inception) to December 31, 2007 and the cumulative period from July 10, 2007 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that NRDC Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company may face a mandatory liquidation by October  23, 2009 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NRDC Acquisition Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of NRDC Acquisition Corp.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, New York

March 13, 2009

NRDC ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$4,222	$198,570
Investments held in trust	396,804,576	395,323,737
Investments held in trust from underwriter	14,490,000	14,490,000
Prepaid Taxes	366,153	-
Prepaid expenses	47,254	128,130
Total current assets	411,712,205	410,140,437

Deferred tax asset	675,753	133,069

Total assets	$412,387,958	$410,273,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$26,310
Income taxes payable	-	1,311,589
Accrued expenses	272,684	369,961
Accrued offering costs	-	69,000
Accrued interest payable	960,648	-
Deferred underwriting fee	14,490,000	14,490,000
Total liabilities	15,723,332	16,266,860

Common Stock, subject to possible conversion of 12,419,999 shares	117,590,055	117,590,055

Stockholders’ Equity:
Preferred stock, par value of $0.0001, authorized 5,000 shares; no shares issued and outstanding	$-	$—
Common stock, par value of $0.0001, authorized 106,000,000 shares; issued and outstanding 51,750,000 shares (which includes 12,419,999 shares subject to possible conversion)	5,175	5,175
Additional paid-in capital	274,697,319	274,677,214
Earnings accumulated during development stage	4,372,077	1,734,202
Total stockholders’ equity	279,074,571	276,416,591
Total liabilities and stockholders’ equity	$412,387,958	$410,273,506

The accompanying notes should be read in conjunction with the financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF INCOME

	For the year ended December 31, 2008	For the period from July 10, 2007 (inception) to December 31, 2007	For the cumulative period from July 10, 2007 (inception) to December 31, 2008
Interest income	$5,563,075	$3,359,023	$8,922,098

General and administrative expenses	1,566,294	672,187	2,238,481
Income before Provision for Income Taxes	3,996,781	2,686,836	6,683,617
Provision for Income Taxes (Note 6)	1,358,906	952,634	2,311,540
Net Income for the period	$2,637,875	$1,734,202	$4,372,077

Weighted average shares outstanding
Basic and diluted	51,750,000	27,198,837	43,900,929

Net Income per share
Basic and diluted	$0.05	$0.06	$0.10

The accompanying notes should be read in conjunction with the financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from July 10, 2007 (inception) to December 31, 2008

	Common Stock
	Shares	Amount	Additional paid-in capital	Earnings accumulated during development stage	Stockholders’ Equity
Issuance of shares to Founders on July 13, 2007 at approximately $.002 per share	10,350,000	$1,035	$23,965	$—	$25,000
Sale of Private Placement Warrants	—	—	8,000,000	—	8,000,000
Sale of 41,400,000 units through public offering (net of underwriter’s discount and offering expenses) including 12,419,999 shares subject to possible conversion	41,400,000	4,140	384,243,304	—	384,247,444
Proceeds subject to possible conversion	—	—	(117,590,055)	—	(117,590,055)
Net Income	—	—	—	1,734,202	1,734,202
Balance at December 31, 2007	51,750,000	$5,175	$274,677,214	$1,734,202	$276,416,591

Adjustment to expenses incurred in initial public offering	—	—	20,105	—	20,105

Net income	—	—	—	2,637,875	2,637,875

Balance at December 31, 2008	51,750,000	$5,175	$274,697,319	$4,372,077	$279,074,571

The accompanying notes should be read in conjunction with the financial statements.

NRDC ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2008	For the period from July 10, 2007 (inception) to December 31, 2007	For the cumulative period from July 10, 2007 (inception) to December 31, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$2,637,875	$1,734,202	$4,372,077
Adjustments to reconcile net income to net cash provided by operating activities:
Interest on investments held in trust	(6,522,954)	(3,356,856)	(9,879,810)
Changes in operating assets and liabilities
Prepaid expenses	80,876	(128,130)	(47,254)
Prepaid Taxes	(366,153)	-	(366,153)
Deferred tax asset	(542,684)	(133,069)	(675,753)
Accounts payable	(26,310)	26,310	-
Income taxes payable	(1,311,589)	1,311,589	-
Deferred interest payable	960,648	-	960,648
Accrued expenses	(97,277)	369,961	272,684
Net cash used in operating activities	(5,187,568)	(175,993)	(5,363,561)

CASH FLOW FROM INVESTING ACTIVITIES
Withdrawal of funds from investments placed in trust	5,042,115	-	5,042,115
Investments placed in trust	-	(406,456,881)	(406,456,881)
Net cash provided by (used in) financing activities	5,042,115	(406,456,881)	(401,414,766)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of units to public	-	414,000,000	414,000,000
Proceeds from private placements of warrants	-	8,000,000	8,000,000
Proceeds from sale of units to Founders	-	25,000	25,000
Proceeds from notes payable to affiliates of Founders	-	200,000	200,000
Repayment of notes payable to affiliates of Founders	-	(200,000)	(200,000)
Payment of offering costs	(48,895)	(15,193,556)	(15,242,451)
Net cash (used in) provided by financing activities	(48,895)	406,831,444	406,782,549
Net (decrease) increase in cash	(194,348)	198,570	4,222
Cash and cash equivalents at beginning of period	198,570	-	-
Cash and cash equivalents at end of period	$4,222	$198,570	$4,222

Cash paid for federal and New York state taxes	$4,345,144	$-	$4,345,144

Supplemental disclosure of noncash financing activities:
Accrual of offering costs	$-	$69,000	$-
Accrual of deferred underwriting fee	$-	$14,490,000	$14,490,000

The accompanying notes should be read in conjunction with the financial statements

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

At December 31, 2008 the Company had not commenced any operations.  All activity through December 31, 2008 relates to the Company’s formation, a private placement (“Private Placement”) and the initial public offering (“Public Offering” and, together with the Private Placement, the “Offerings”) described below.

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

The following table reconciles the amount of net proceeds from the Offering and the Private Placement in the Trust Account to the balance at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Contribution to trust	$406,456,881	$406,456,881
Underwriters discounts and commissions held in trust	(14,490,000)	(14,490,000)
Interest income received	9,879,810	3,356,856
Withdrawals to fund tax payments	(4,345,144)	-
Withdrawal for working capital purposes	(696,971)	-
Total investments held in trust	$396,804,576	$395,323,737

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

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until October 23, 2009.  If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs.  In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

2.           Summary of Significant Accounting Policies

Income taxes—Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Cash and Cash Equivalents—The carrying amount approximates the fair value.  Cash equivalents consist of highly liquid commercial paper investments that have a maturity of less than three months.  The Company’s cash and cash equivalents were $4,222 and $198,570 at December 31, 2008 and 2007.

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

Reclassifications—Certain reclassifications have been made to the prior year financial statements in order to conform with the current year presentation.

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

The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at December 31, 2008 and 2007, respectively. The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

Investment in Treasury Bills—This investment is considered a trading security. The investment is carried at market value, which approximates cost plus accrued interest.

Pursuant to the provisions as prescribed in SFAS 157, the Company categorizes its financial instruments into a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets recorded at fair value on the Company’s consolidated balance sheets are categorized as follows:

Level 1:  Unadjusted quoted prices for identical assets in an active market.

Level 2:  Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset.  Level 2 inputs include the following:

•	Quoted prices for similar assets in active markets,

•	Quoted prices for identical or similar assets in non-active markets,

•	Inputs other than quoted market prices that are observable, and

•	Inputs that are derived principally from or corroborated by observable market data through correlation or other means.

Level 3:  Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  They reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Investment in Treasury bills held in trust	$396,804,576	—	—	$396,804,576
Investments held in trust from underwriter	14,490,000	—	—	14,490,000
Total assets measured at fair value on a recurring basis	$411,294,576	—	—	$411,294,576

New accounting pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R will apply to us with respect to any acquisitions that we complete on or after January 1, 2009.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 160 will apply to us with respect to any acquisitions, that we complete on or after January 1, 2009, which will result in a noncontrolling interest.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009.  The Company is currently assessing the potential effect of the adoption of the remaining provisions of SFAS No. 157 on its financial position, results of operations and cash flows. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

No other recently issued accounting pronouncements that became effective during the year ended December 31, 2008 or that will become effective in a subsequent period has had or is expected to have a material impact on our financial statements.

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

4.           Note Payable to Affiliate

The Company issued an aggregate $200,000 unsecured promissory note to NRDC Capital Management, LLC on July 13, 2007.  The note was non-interest bearing and was payable on the earlier of the consummation of the offering by the Company or July 13, 2009.  The Company repaid the note in full on October 23, 2007.

5.           Commitments

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to NRDC Capital Management, LLC.  Services commenced on the effective date of the offering, October 17, 2007 and will terminate upon the earlier of (i) the completion of the Business Combination, or

(ii) the Company’s liquidation.  For the years ended December 31, 2008 and 2007, the Company has incurred $90,000 and $16,451 of expense relating to this agreement which is included in general/administrative services in the accompanying Statement of Income.

NRDC Capital Management, LLC has agreed to purchase from the Company an aggregate of 2,000,000 of its units at a price of $10.00 per unit for an aggregate purchase price of $20,000,000 in a transaction that will occur immediately prior to the consummation of our initial Business Combination (the “Co-Investment”).  Each unit will consist of one share of common stock and one warrant.

These co-investment units will be identical to the units sold in the offering except that the common stock and the warrants included in the co-investment units, and the common stock issuable upon exercise of those warrants, with certain limited exceptions, may not be transferred or sold for one year after the consummation of our initial business combination. Additionally, the warrants included in the co-investment units are (1) exercisable only after the date on which the last sales price of our common stock on the NYSE Alternext U.S., or other national securities exchange on which our common stock may be traded, equals or exceeds $14.25 per share for any 20 trading days within any 30-trading-day period beginning at least 90 calendar days after the consummation of our initial business combination, (2) exercisable on a cashless basis so long as they are held by the original purchaser or its permitted transferees and (3) not subject to redemption by us.

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

6.           Income Taxes

The components of the provision for income taxes are as follows:

	For the period from	For the period from	For the period from
	January 1, 2008 to	July 10, 2007 (inception) to	July 10, 2007 (inception) to
	December 31, 2008	December 31, 2007	December 31, 2008
Current:
Federal	$1,901,590	$1,026,445	$2,928,035
State	-	59,258	59,258
Deferred:
Federal	(542,684)	(133,069)	(675,753)
State	-	-	-
Total provision for income taxes	$1,358,906	$952,634	$2,311,540

The components of the deferred tax asset are as follows:

	December 31, 2008	December 31, 2007
Expenses deferred for income tax purposes	$407,664	$155,377
Deferred interest income	381,377	-
Valuation allowance	(113,288)	(22,308)
Deferred Tax asset	$675,753	$133,069

The Company has recorded a valuation allowance against the state deferred tax asset since it cannot determine realizability for tax purposes and therefore cannot conclude that the deferred tax asset is more likely than not recoverable at this time.

The Company’s effective tax rate differs from the effective tax rate of 34% principally due to the following:

	For the period from	For the period from
	January 1, 2008 to	July 10, 2007 (inception) to
	December 31, 2008	December 31, 2007
Federal statutory rate	34.0%	34.0%
State taxes	-2.3%	0.6%
Valuation allowance	2.3%	0.8%
	34.0%	35.4%

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

The Company has reserved 53,400,000 shares for the issuance of the co-investment units, the exercise of warrants issued during our initial public offering and the private placement warrants.  Each co-investment unit consists of one share and one warrant and is identical to the units sold in the offering except that the common stock and the warrants included in the co-investment units, and the common stock issuable upon exercise of those warrants, with certain limited exceptions, may not be transferred or sold for one year after the consummation of our initial business combination.

9.           Unaudited: Quarterly Results of Operations

The following table sets forth unaudited operating data for each of the quarters from July 10, 2007 (inception) through December 31, 2008. This quarterly information has been prepared on the same basis as our annual financial statements and, in the opinion of management, reflects all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

	Period from July 10, 2007 (inception) to September 30, 2007	Quarter Ended December 31, 2007	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008

Interest Income	$-	$3,359,023	$2,277,492	$888,038	$1,506,740	$890,805

Net Income (Loss)	(731)	1,734,933	1,089,700	464,689	833,303	250,183

Net Income per Share	$-	$0.03	$0.02	$0.01	$0.02	$-

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

At December 31, 2008, there were no changes in or disagreements with accountants on accounting and financial disclosure to be discussed.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported with in the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.”  Under the supervision and with the participation of our chief executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based on this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•	That our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2008, our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting.  In making this assessment, management followed the approach set forth in the interpretative guidance (Release No. 34-55929) issued by the SEC.  Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent registered public accounting firm, McGladrey & Pullen LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and has expressed an unqualified opinion in their report as follows:

To the Board of Directors and Stockholders
NRDC Acquisition Corp.

We have audited NRDC Acquisition Corp.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  NRDC Acquisition Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NRDC Acquisition Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of NRDC Acquisition Corp. at December 31, 2008 and 2007, and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 2008, the period from July 10, 2007 (inception) to December 31, 2007 and the cumulative period from July 10, 2007 (inception) to December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP
New York, New York

March 13, 2009

During the period covered by this report, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On February 10, 2009, we received notice from the staff of NYSE Alternext U.S. that we do not meet one of the NYSE Alternext U.S.’s continued listing standards because we did not hold an annual meeting of our shareholders in 2008 as required in Section 704 of NYSE Alternext U.S.’s Company Guide.  We were afforded the opportunity to submit a plan of compliance to NYSE Alternext U.S. by March 10, 2009 to demonstrate the ability to regain compliance with the requirement to hold an annual meeting by August 10, 2009.  We submitted a plan of compliance to NYSE Alternext U.S. on February 27, 2009.  If the plan is not accepted by the NYSE Alternext U.S., we will be subject to delisting procedures as set forth in Section 1010 and part 12 of NYSE Alternext U.S.’s Company Guide.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position	Director Class
William L. Mack	68	Chairman of the Board	Class II
Robert C. Baker	73	Vice–Chairman of the Board	Class III
Richard A. Baker	43	Chief Executive Officer and Director	Class III
Lee S. Neibart	58	President and Director	Class III
Michael J. Indiveri	56	Director	Class I
Edward H. Meyer	81	Director	Class I
Laura H. Pomerantz	61	Director	Class I
Vincent S. Tese	65	Director	Class II
Ronald W. Tysoe	55	Director	Class II

The Board of Directors is divided into three classes: Class I, Class II and Class III.  The terms of all classes of directors began on September 7, 2007 upon the filing of the Amended and Restated Certificate of Incorporation.  The directors in Class I were elected for a term expiring at the first annual meeting of stockholders, the directors in Class II were elected for a term expiring at the second annual meeting of stockholders and the directors in Class II were elected for a term expiring at the third annual meeting of stockholders.

Below is a summary of the business experience of each of our executive officers and directors.

William L. Mack — Chairman. Mr. Mack is a founder of NRDC Real Estate Advisors, LLC and NRDC Equity Partners LLC.  He is also a founder and Senior Partner of AREA Property Partners, formerly Apollo Real Estate Advisors, since its inception in 1993 and the President of various AREA Fund entities.  Since 1993, AREA has overseen the investment of domestic and international real estate funds and numerous joint ventures, through which it has invested over $9 billion in more than 450 transactions.  The AREA real estate funds target a broad range of opportunistic, value-added and debt investments in real estate assets and portfolios throughout the United States, Europe and Asia.  Mr. Mack is also a Senior Partner of the Mack Organization, a national owner of industrial buildings and other income-producing real estate investments.  Mr. Mack serves as non-executive Chairman of the Board of Directors of Mack-Cali Realty Corporation, a publicly traded real estate investment trust.  He has been a Director of Mack-Cali since the 1997 merger of the Mack Organization’s office portfolio into Mack-Cali.  Mr. Mack also serves as Vice Chairman of the Board of Trustees of the University of Pennsylvania, as an Overseer of the Wharton School of Business, as Vice Chairman of the Board and as an Executive Committee Member of the North Shore Long Island Jewish Health System and as the Chairman of the Solomon R. Guggenheim Foundation.  Mr. Mack attended the University of Pennsylvania’s Wharton School of Business and received a B.S. in Business Administration from the New York University School of Business.

Robert C. Baker — Vice-Chairman. Mr. Baker is a founder of NRDC Real Estate Advisors, LLC and NRDC Equity Partners LLC.  He is also the Chairman and CEO of National Realty & Development Corporation and has been since its founding in 1978.  National Realty & Development Corporation has amassed a real estate portfolio in excess of 18 million square feet, which includes shopping centers, corporate business centers and residential communities in 20 states.  The company’s tenants include prominent retailers such as Wal-Mart, Kohl’s, Lowe’s, Toys ‘R Us, The Home Depot, Sears, Staples, Supervalu, and T.J. Maxx, among others.  National Realty & Development Corporation remains one of the largest privately owned development companies in the United States.  Mr. Baker has over 46 years experience in land acquisition, construction, financing and management.  Mr. Baker is a graduate of Yale University and Yale Law School.  He has recently funded the Dean’s Discretionary Fund at Yale Law School and is a member of the Yale Law School Executive Committee.  Mr. Baker is a Trustee of the Guggenheim Museum and is a member of the Executive Committee and the Real Estate and Development

Committee.  Mr. Baker is also a member of the Board of Directors of Johns Hopkins Medicine.  Mr. Robert Baker is the father of Mr. Richard Baker, our Chief Executive Officer.

Richard A. Baker — Chief Executive Officer. Mr. Baker is a founder and President and Chief Executive Officer of NRDC Real Estate Advisors LLC and NRDC Equity Partners LLC.  Mr. Baker is also vice chairman of National Realty & Development Corporation, a privately owned real estate development company owned by himself and Mr. Robert Baker.  Mr. Baker is CEO of Hudson’s Bay Trading Company, a diversified North American retail organization, which owns and operates Lord & Taylor, Creative Design Studios and HBC (Bay, Zellers, Home Outfitters and Fields).  Mr. Baker also became the 39th Governor of Hudson’s Bay Company in July 2008 where he also currently serves as a director.  Mr. Baker is Chairman of Lord & Taylor Holdings, LLC, and a director of Fortunoff Holdings, LLC as well as the Brunswick School.  Mr. Baker is also the president of Fortunoff Card Company, LLC which filed a voluntary petition for Chapter 11 bankruptcy in February 2009. Mr. Baker is a graduate of Cornell University and serves on the Dean’s Advisory Board of the hotel and real estate program.  Mr. Richard Baker is the son of Mr. Robert Baker, our Vice-Chairman.

Lee S. Neibart — President. Mr. Neibart is a founder of NRDC Real Estate Advisors, LLC and NRDC Equity Partners LLC.  He is the Global Chief Executive Officer of AREA Property Partners (formerly Apollo Real Estate Advisors) and has been with the firm since 1993.  Mr. Neibart oversees the global day-to-day activities of AREA Property Partners, including portfolio and fund management, strategic planning and new business development.  From 1989 to 1993, Mr. Neibart worked at the Robert Martin Company, a real estate development and management firm, most recently as Executive Vice President and Chief Operating Officer.  Mr. Neibart was a director at Linens ‘N Things which filed for bankruptcy protection in May 2008 and entered into liquidation in October 2008.  Mr. Neibart serves on the Advisory Boards of both The Enterprise Foundation and The Real Estate Institute of New York University.  He is a past President of the New York Chapter of the National Association of Industrial and Office Parks.  Mr. Neibart graduated with a B.A. from the University of Wisconsin and an M.B.A. from New York University.

Michael J. Indiveri — Director. Michael J. Indiveri currently serves as Executive Vice President and Chief Financial Officer of Amalgamated Bank in New York.  From 1997 until July 2007, Mr. Indiveri served as the Executive Vice President & Chief Financial Officer of City & Suburban Federal Savings Bank, where he was also a director.  Mr. Indiveri served as Senior Vice President & Chief Financial Officer of New York Federal Savings Bank from 1994 to 1997.  Mr. Indiveri received a B.A. in Political Science from Rutgers University and an M.B.A. from Fordham University.

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

Laura H. Pomerantz — Director. Laura Pomerantz is a Principal at PBS Realty Advisors LLC. Prior to joining PBS in 2001, Ms. Pomerantz was a Senior Managing Director at Newmark & Company Real Estate.  Prior to joining Newmark in 1996, Ms. Pomerantz was Executive Managing Director of S.L. Green and prior to that she was the Executive Vice President of The Leslie Fay Companies, Inc., having responsibility for supervising several of its upscale fashion divisions.  She was with Leslie Fay for over 18 years and served on the company’s Board of Directors.  Ms. Pomerantz is a member of the Carnegie Hall Board of Trustees and is a director at WIN (Women in Need) and G III.  She graduated from Miami Dade Community College.

Vincent S. Tese — Director. Mr. Tese co-founded Cross Country Cable, Inc. in 1976 and served as its Chairman until its sale to Pacific Telesis in 1995.  Since 1995, Mr. Tese has been managing personal investments.  Mr. Tese served as New York State Superintendent of Banks from 1983 to 1985, Chairman and Chief Executive Officer of the Urban Development Corporation from 1985 to 1994, director of economic development for New York State from 1987 to 1994 and Commissioner and Vice Chairman of the Port Authority of New York and New Jersey

from 1991 to 1995.  Mr. Tese also served as a partner in the law firm of Tese & Tese, a partner in the Sinclair Group, a commodities trading and investment management company, and a co-founder of Cross Country Cable TV. Mr. Tese is a director of Bowne and Company, Inc., Cablevision, Inc., Intercontinental Exchange, Inc. and Mack-Cali Realty Corporation.  In addition, he is Trustee of New York University School of Law and The New York Presbyterian Hospital.  Mr. Tese received a B.S. in Accounting from Pace University and received a J.D. from Brooklyn Law School and an L.L.M.  in Taxation from New York University School of Law.

Ronald W. Tysoe — Director. Mr. Tysoe was a Senior Advisor at Perella Weinberg Partners LP, a boutique investment banking firm, from October 2006 until September 2007.  Prior to that he was Vice Chairman of Federated Department Stores, Inc., a position he held since April of 1990.  Mr. Tysoe served as Chief Financial Officer of Federated from 1990 to 1997 and served on the Federated board of directors from 1988 until May 2005.  Mr. Tysoe is currently a member of the board of directors of Scripps Networks Interactive, Inc., Pzena Investment Management, Inc., Canadian Imperial Bank of Commerce, Taubman Centers, Inc. and Cintas Corporation.  Mr. Tysoe received both his Bachelor of Commerce and Bachelor of Law degrees at the University of British Columbia.

Information Concerning the Audit Committee

Our board of directors has an Audit Committee that reports to the board of directors.  Michael J. Indiveri, Vincent S. Tese and Ronald W. Tysoe serve as members of our Audit Committee.  Under the NYSE Alternext U.S. listing standards and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent.  All of the members of our Audit Committee are independent.

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

Compensation Committee

Our board of directors has a Compensation Committee that reports to the board of directors.  Edward H. Meyer, Laura Pomerantz and Ronald W. Tysoe, each of whom is “independent” as defined in the rules of NYSE Alternext U.S. and the SEC, serve as members of our Compensation Committee.  Ronald W. Tysoe serves as the Chairman of the Compensation Committee.  The functions of our Compensation Committee include:

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

No compensation of any kind, including finder’s and consulting fees, will be paid to any of our executive officers, directors, or existing stockholders, or any of their respective affiliates (except as otherwise set forth herein), for services rendered prior to or in connection with an initial Business Combination.  However, our executive officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as attending board of directors meetings, participating in the offering process, identifying potential target businesses and performing due diligence on suitable Business Combinations.  There is no limit on the amount of out-of-pocket expenses reimbursable by us and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.  To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the Trust Account, such out-of-pocket expenses would not be reimbursed by us unless we consummate an initial Business Combination.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2008, by each of our directors and executive officers, all of our directors and executive officers as a group and other persons who beneficially own 5% or more of our outstanding common stock.  Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class I Directors
Michael J. Indiveri 275 Seventh Avenue New York, NY 10001	45,000	.09%

Edward H. Meyer 767 Fifth Avenue, 18th Floor New York, NY 10153	45,000	.09%

Laura H. Pomerantz 19 Winfield Avenue Harrison, NY 10528	45,000	.09%

Class II Directors
William L. Mack 2115 Linwood Avenue Fort Lee, NJ 07024	10,125,000	19.57%

Ronald W. Tysoe 530 Bald Eagle Drive Jupiter, FL 33477	45,000	.09%

Vincent S. Tese 383 Madison Avenue New York, NY 10179	45,000	.09%

Class III Directors
Robert C. Baker 3 Manhattanville Road Purchase, NY 10577	10,125,000	19.57%

Richard A. Baker 3 Manhattanville Road Purchase, NY 10577	10,125,000	19.57%

Lee S. Neibart 60 Columbus Circle New York, NY 10023	10,125,000	19.57%

All directors and officers as a group (9 individuals)	10,350,000	20.00%

QVT Financial LP 1177 Avenue of the Americas, 9th Floor New York, NY 10036	3,666,352	7.08%

Glenhill Advisors, LLC 598 Madison Avenue, 12th Floor New York, NY 10022	3,325,000	6.40%

HBK Investments LP 2101 Cedar Springs Road, Suite 700 Dallas, Texas 75201	2,957,571	5.70%

The Baupost Group LLC 10 St. James Avenue, Suite 1700 Boston, MA 02116	2,700,000	5.22%

Millenco, LLC 666 Fifth Avenue New York, NY 10103	2,599,145	5.00%

Fir Tree SPAC Holdings 1, LLC 505 Fifth Avenue, 23rd Floor New York, NY 10017	2,400,000	4.60%

Integrated Core Strategies (US), LLC c/o Millennium Management LLC 666 Fifth Avenue New York, NY 10103	1,332,617	2.60%

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On October 23, 2007, we consummated the Private Placement of 8,000,000 warrants with NRDC Capital Management, LLC, an entity owned and controlled by the executive officers of the Company, and our Offering of 41,400,000 units, including 5,400,000 units pursuant to the underwriters’ over-allotment option.  We received net proceeds of approximately $384,000,000 and also received $8,000,000 of proceeds from the private placement sale of 8,000,000 insider warrants to NRDC Capital Management, LLC.

NRDC Capital Management, LLC has agreed to purchase from the Company an aggregate of 2,000,000 of its units at a price of $10.00 per unit for an aggregate purchase price of $20,000,000 in a transaction that will occur immediately prior to the consummation of our initial Business Combination (the “Co-Investment”).  Each unit will consist of one share of common stock and one warrant.  These co-investment units are identical to the units sold in the offering except that the common stock and the warrants included in the co-investment units, and the common stock issuable upon exercise of those warrants, with certain limited exceptions, may not be transferred or sold for one year after the consummation of our initial Business Combination and those warrants may be exercised after that date only if the last sales price of our common stock on NYSE Alternext U.S., or other national securities exchange on which our common stock may be traded, equals or exceeds $11.50 per share for any 20 trading days within a 30-trading-day period and that the warrants included therein will be exercisable on a cashless basis so long as they are held by the original purchaser or its permitted transferees.

The warrants will expire at 5:00 p.m., New York City time, on October 17, 2011 or earlier upon redemption of the warrants by us.

We also pay NRDC Capital Management, LLC a monthly fee of $7,500 for general and administrative services, including office space, utilities, and secretarial support.

Other than the $7,500 administrative services arrangement for services rendered to us, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our executive officers, directors, or existing stockholders or any of their respective affiliates prior to or in connection with the initial business combination.  However, our executive officers and directors will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, and performing due diligence on suitable business combinations.  For the fiscal years ended December 31, 2008 and 2007, $0 and $3,000.00 in out-of-pocket expenses were incurred by our executive officers and directors, which expenses are expected to be reimbursed in the coming fiscal year.  Although our executive officers currently intend to continue to be involved in the management of the combined company after our initial business combination, because the role of our current executive officers and directors after an initial business combination is uncertain, we have no current ability to determine what remuneration, if any, will be paid to current officers and directors after an initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms no less favorable to us than could be obtained from independent parties and will require prior approval by the Audit Committee and by a majority of the independent directors who do not have an interest in the transaction.   In addition, if we enter into a business combination with one or more businesses affiliated with our existing stockholders or our current executive officers or directors, we will obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view.

Director Independence

NYSE Alternext U.S. standards requires that a majority of our board of directors be independent.  Our board of directors has determined that Michael J. Indiveri, Edward H. Meyer, Laura Pomerantz, Vincent Tese and Ronald W. Tysoe are “independent directors” as defined in the NYSE Alternext U.S. listing standards and applicable SEC rules.  Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services

As disclosed in our December 13, 2007 8-K filing, certain partners of Goldstein Golub Kessler LLP (GGK) became partners of McGladrey & Pullen, LLP (M&P).  As a result, GGK resigned as auditors of the Company effective December 10, 2007 and M&P was appointed as our independent registered public accounting firm.  M&P and GGK have billed and anticipate billing the Company as follows for the years ended December 31, 2008 and 2007.

Fee Category	For the year ended December 31, 2008	For the period from July 10, 2007 (inception) to December 31, 2007
Audit fees – McGladrey & Pullen, LLP	$88,500	$25,000
Audit fees – Goldstein Golub Kessler LLP	-	$55,500
Tax fees – RSM McGladrey, Inc.	$5,500	-
Other fees – RSM McGladrey, Inc.	-	$26,000

GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leased audit staff who were full time, permanent employees of RSM and through which its partners provided non-audit services. GGK had no full-time employees and therefore, none of the audit services performed was provided by permanent full-time employees of GGK. GGK managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with the audit.

Audit Fees

Audit fees for the year ended December 31, 2008 consisted of services provided by McGladrey & Pullen, LLP, including fees associated with the audit of our financials statements for the fiscal year ended December 31, 2008, our testing of internal controls, and the reviews of our quarterly reports on Form 10-Q.

Audit fees incurred for the year ended December 31, 2007 consisted of fees for professional services rendered by McGladrey & Pullen, LLP for the audit of the Company's financial statements for the year ended December 31, 2007, and by Goldstein Golub Kessler LLP for the review of the interim financial statements included in our quarterly report on form 10-Q for the period ended September 30, 2007 and services rendered in connection with our registration statement on form S-1.

Audit-Related Fees

We did not incur any audit-related fees with McGladrey & Pullen, LLP or Goldstein Golub Kessler LLP for the years ended December 31, 2008 and 2007.

Tax fees

We incurred tax fees with RSM McGladrey, Inc., an affiliate of McGladrey & Pullen, LLP in 2008 in connection with the preparation of our 2007 tax return.  We did not incur any tax related fees with RSM McGladrey, Inc. for the year ended December 31, 2007.

All Other Fees

There were no fees billed by RSM McGladrey, Inc. for other professional services rendered for the year ended December 31, 2008.  For the year ended December 31, 2007, RSM McGladrey, Inc. provided due diligence services relating to a potential acquisition target.

Pre-Approval of Services

Upon the completion of the Offering and the effectiveness of our registration statement in connection therewith, and on a going-forward basis, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit and non-audit services, the engagement has been and will be approved by our audit committee.  Prior to such time, our board of directors, as a whole, functioned as our audit committee.  Any and all fees and services described above under “audit related fees”, “tax fees”, and “all other fees” during fiscal years 2008 and 2007 were pursuant to an engagement approved by the audit committee, as desribed above.

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements	Page
Index to Financial Statements	41
Report of Independent Registered Public Accounting Firm	42
Balance Sheets at December 31, 2008 and 2007	43
Statements of Income for the year ended December 31, 2008, the period from July 10, 2007 (inception) through December 31, 2007 and the period from July 10, 2007 (inception) through December 31, 2008	44
Statement of Stockholders’ Equity for the period from July 10, 2007 (inception) through December 31, 2008	45
Statements of Cash Flows for the year ended December 31, 2008, the period from July 10, 2007 (inception) through December 31, 2007 and the period from July 10, 2007 through December 31, 2008	46
Notes to Financial Statements	47
2. Financial Statement Schedules
None
3. Exhibits

Exhibit No.	Description
1.1	Form of Underwriting Agreement(2)
3.1	Second Amended & Restated Certificate of Incorporation(3)
3.2	By-Laws(4)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(3)
4.3	Specimen Warrant Certificate(2)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and NRDC Acquisition Corp.(2)
5.1	Opinion of Sidley Austin LLP(2)
10.1	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and NRDC Capital Management, LLC(2)
10.2	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and William L. Mack(1)
10.3	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Robert C. Baker(1)
10.4	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Richard A. Baker(1)
10.5	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Lee S. Neibart(1)
10.6	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Michael J. Indiveri(2)
10.7	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Edward H. Meyer(2)
10.8	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Laura Pomerantz(2)
10.9	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Vincent Tese(2)
10.10	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Ronald W. Tysoe(2)
10.11	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and NRDC Acquisition Corp.(1)
10.12	Form of Letter Agreement between NRDC Capital Management, LLC and NRDC Acquisition Corp. regarding office space and administrative services(3)
10.13	Promissory Note issued by NRDC Acquisition Corp. to NRDC Capital Management, LLC(4)
10.14	Form of Registration Rights Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(2)
10.15	Subscription Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(4)

10.16	Private Placement Warrant Purchase Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(1)
10.17
Form of Right of First Offer Agreement among NRDC Acquisition Corp. and NRDC Capital Management, LLC, NRDC Real Estate Advisors, LLC, NRDC Equity Partners, William L. Mack, Robert C. Baker, Richard A. Baker, Lee S. Neibart, Michael J. Indiveri, Edward H. Meyer, Laura Pomerantz, Vincent Tese and Ronald W. Tysoe(2)

10.18	Co-investment Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(1)
10.19	Letter Agreement between NRDC Acquisition Corp. and Apollo Real Estate Advisors(1)
14	Code of Ethics(3)
23.1	Consent of Goldstein Golub Kessler LLP(1)
23.2	Consent of Sidley Austin LLP (included in Exhibit 5.1)(2)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
99.1	Audit Committee Charter(3)
99.2	Nominating Committee Charter(3)
___________________

(1)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on October 10, 2007) (File No. 333-144871).
(2)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on September 27, 2007 (File No. 333-144871).
(3)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(4)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1 filed on July 26, 2007 (File No. 333-144871).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: March 13, 2009	NRDC ACQUISITION CORP.

	By:	/s/ RICHARD A. BAKER
Richard A. Baker Chief Executive Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.  This document may be executed by the signatories hereto on any number of counterparts, all of which shall constitute one and the same instrument.

Signature	Title	Date
/s/ Richard A. Baker	Chief Executive Officer	March 13, 2009
Richard A. Baker	(Principal Financial Officer)

/s/ William L. Mack	Chairman of the Board	March 13, 2009
William L. Mack

/s/ Robert C. Baker	Vice–Chairman of the Board	March 13, 2009
Robert C. Baker

/s/ Lee S. Neibart	President and Director	March 13, 2009
Lee S. Neibart

/s/ Michael J. Indiveri	Director	March 13, 2009
Michael J. Indiveri

/s/ Edward H. Meyer	Director	March 13, 2009
Edward H. Meyer

/s/ Laura Pomerantz	Director	March 13, 2009
Laura Pomerantz

/s/ Vincent Tese	Director	March 13, 2009
Vincent Tese

/s/ Ronald W. Tysoe	Director	March 13, 2009
Ronald W. Tysoe