Form 10-Q
period 2009-03-31
NRDC Acquisition Corp.
filed 2009-05-07
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED March 31, 2009.

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No   ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   Yes  ☐   No   ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of May 7, 2009 was 51,750,000.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	4
	Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2009 and 2008 and for the cumulative period from July 10, 2007 (inception) through March 31, 2009	5
	Condensed Statement of the Stockholders’ Equity (Unaudited) for the period from July 10, 2007 (inception) through March 31, 2009	6
	Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2009 and 2008 and for the cumulative period from July 10, 2007 (inception) through March 31, 2009	7
	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Use of Proceeds from the Registered Offering and the Private Placement	16

Item 6.	Exhibits	17

SIGNATURES		19

PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements.

Basis of Presentation
The financial statements at March 31, 2009 and for the periods ended March 31, 2009 and 2008 are unaudited. The condensed financial statements include the accounts of NRDC Acquisition Corp. (the “Company”). In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2009 and the results of its operations and its cash flows for the three months then ended. The December 31, 2008 balance sheet and the statement of stockholders’ equity for the period from July 10, 2007 (inception) to December 31, 2007 and for the year ended December 31, 2008 have been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(UNAUDITED)
	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$4,017	$4,222
Investments held in trust	396,543,548	396,804,576
Investments held in trust from underwriter	14,490,000	14,490,000
Income taxes receivable	282,999	366,153
Prepaid expenses	7,508	47,254
Total current assets	411,328,072	411,712,205
Deferred tax asset	738,491	675,753
Total assets	$412,066,563	$412,387,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Due to related party	$1,000	$-
Accrued expenses	187,002	272,684
Deferred interest payable	943,664	960,648
Deferred underwriting fee	14,490,000	14,490,000
Total liabilities	15,621,666	15,723,332

Common Stock, subject to possible conversion of 12,419,999 shares	117,590,055	117,590,055

Stockholders' equity:
Preferred stock, $.0001 par value Authorized 5,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value Authorized 106,000,000 shares
Issued and outstanding 51,750,000 shares (which includes 12,419,999 shares subject to possible conversion)	5,175	5,175
Additional paid-in-capital	274,697,319	274,697,319
Earnings accumulated during development stage	4,152,348	4,372,077
Total stockholders’ equity	278,854,842	279,074,571
Total liabilities and stockholders' equity	$412,066,563	$412,387,958

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	July 10, 2007 (inception) through March 31, 2009
Interest income	$73,506	$2,277,492	$8,995,604

General and administrative expenses	406,398	599,035	2,644,879
(Loss) Income before Provision for Income Taxes	(332,892)	1,678,457	6,350,725
(Benefit) Provision for Income Taxes	(113,163)	588,757	2,198,377
Net (Loss) Income for the period	$(219,729)	$1,089,700	$4,152,348

Weighted average shares outstanding
Basic and diluted	51,750,000	51,750,000	45,025,796

Net (Loss) Income per share
Basic and diluted	$(0.00)	$0.02	$0.09

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

 CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from July 10, 2007 (inception) to March 31, 2009

	Common Stock
	Shares	Amount	Additional paid-in capital	Earnings (Deficit) accumulated during development stage	Stockholders’ Equity
Issuance of units to Founders on July 13, 2007 at approximately $.002 per share	10,350,000	$1,035	$23,965	$-	$25,000
Sale of Private Placement Warrants	-	-	8,000,000		8,000,000
Sale of 41,400,000 units through public offering (net of underwriter’s discount and offering expenses) including 12,419,999 shares subject to possible conversion	41,400,000	4,140	384,243,304	-	384,247,444
Proceeds subject to possible conversion	-	-	(117,590,055)	-	(117,590,055)
Net Income	-	-	-	1,734,202	1,734,202
Balance at December 31, 2007	51,750,000	$5,175	$274,677,214	$1,734,202	$276,416,591
Adjustment to expenses incurred in initial public offering	-	-	20,105	-	20,105
Net Income	-	-	-	2,637,875	2,637,875
Balance at December 31, 2008	51,750,000	$5,175	$274,697,319	$4,372,077	$279,074,571
UNAUDITED
Net Loss	-	-	-	(219,729)	(219,729)
Balance at March 31, 2009	51,750,000	$5,175	$274,697,319	$4,152,348	$278,854,842

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

 UNAUDITED

	For the three months ended March 31, 2009	For the three months ended March 31, 2008	For the cumulative period from July 10, 2007 (inception) through March 31, 2009
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(219,729)	$1,089,700	$4,152,348
Changes in operating assets and liabilities
Prepaid expenses	39,746	40,206	(7,508)
Interest on investments held in trust	(56,522)	(2,546,885)	(9,936,332)
Income taxes receivable	83,154	-	(282,999)
Deferred tax asset	(62,738)	(217,195)	(738,491)
Accounts payable	-	(26,310)	-
Due to related party	1,000	-	1,000
Income taxes payable	-	994,837	-
Deferred interest payable	(16,984)	269,910	943,664
Accrued expenses	(85,682)	297,165	187,002
Net cash used in operating activities	(317,755)	(98,572)	(5,681,316)

CASH FLOW FROM INVESTING ACTIVITIES
Withdrawal of funds from investments placed in trust	317,550	1,800,000	5,359,665
Investments placed in trust	-	-	(406,456,881)
Net cash provided by (used in) investing activities	317,550	1,800,000	(401,097,216)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from the sale of units to public	-	-	414,000,000
Proceeds from private placement of warrants	-	-	8,000,000
Proceeds from sale of units to Founders	-	-	25,000
Proceeds from notes payable to affiliates of Founders	-	-	200,000
Repayment of notes payable to affiliates of Founders	-	-	(200,000)
Payment of offering costs	-	(45,999)	(15,242,451)
Net cash (used in) provided by financing activities	-	(45,999)	406,782,549
Net (decrease) increase in cash	(205)	1,655,429	4,017
Cash at beginning of period	4,222	198,570	-
Cash at end of period	$4,017	$1,853,999	$4,017

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fee	$-	$-	$14,490,000

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

All activity from the Company’s inception through March 31, 2009 relates solely to the Company’s formation, a private placement of its securities, the initial public offering (“Public Offering”) of its securities described below and the Company’s efforts to identify a target business.

The financial statements at March 31, 2009 and for the three months ended March 31, 2009 and 2008 and the period from July 10, 2007 (inception) to March 31, 2009 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operations and cash flows for the three month periods ended March 31, 2009 and 2008, and the period from July 10, 2007 (inception) through March 31, 2009.

The registration statement for the Company’s Offering (as described in Note 4) was declared effective on October 17, 2007 (the “Effective Date”).  The Company consummated the offering on October 23, 2007, and received net proceeds of approximately $384,000,000 and also received $8,000,000 of proceeds from the private placement sale (“the Private Placement” and collectively with the Public Offering, the “Offerings”) of 8,000,000 insider warrants to NRDC Capital Management, LLC (the “Sponsor”).  The warrants sold in the Private Placement are identical to the warrants sold in the Public Offering, but the purchasers in the Private Placement have waived their rights to receive any distributions upon liquidation in the event the Company does not complete a Business Combination as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds from the Offerings, although substantially all of the net proceeds from the Offerings are intended to be generally applied toward consummating a Business Combination.  There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the closing of the Offerings, $406,456,881 including $14,490,000 of the underwriters’ discounts and commissions as described in Note 4, was deposited in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination and (ii) liquidation of the Company. The deposit of funds in the Trust Account may not protect those funds from third party claims against the Company.  Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such parties will execute such waiver agreements or that such agreements will be enforceable.  NRDC Capital Management, LLC and the Company’s executive officers have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company.  There can be no assurance that they will be able to satisfy those obligations.  The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  Additionally, up to an aggregate of $2,700,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements and additional funds may be released to fund tax obligations.

The following table reconciles the amount of net proceeds from the Offerings in the Trust Account to the balance at March 31, 2009:

Contribution to trust	$406,456,881
Interest income received	9,936,332
Withdrawals for working capital purposes	(984,521)
Withdrawals to fund tax payments	(4,375,144)
Total investments held in trust including underwriters discounts and commissions held in trust	411,033,548
Less: Underwriters discounts and commissions held in trust	(14,490,000)
Total investments held in trust	$396,543,548

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval.  In the event that public stockholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.  All of the Company’s stockholders prior to the offering (“Founders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination and in favor of an amendment to our certificate of incorporation to provide for the Company’s perpetual existence.  In addition, our Founders have agreed to vote all shares they acquire in the secondary market in favor of the business combination and for such amendment.  After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares.  The per share conversion price will equal the amount on deposit in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the offering.  Accordingly, Public Stockholders holding 12,419,999 shares sold in the Offering may seek conversion of their shares in the event of a Business Combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Offering.  Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount placed in the Trust Fund, including the deferred portion of the Underwriters’ discount and commission) has been classified as common stock subject to possible conversion and a portion (29.99%) of the interest earned on the Trust Account, after deducting the amounts permitted to be utilized for tax obligations and working capital purposes, has been recorded as deferred interest on the accompanying balance sheets.  Pursuant to letter agreements, our sponsor and directors have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

The Company’s Certificate of Incorporation provides that the Company will continue in existence only until October 23, 2009.  If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that may result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than initial public offering price per share sold in the Public Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Public Offering discussed in Note 4 to our financial statements).

2. Earnings (Loss) Per Common Share

Earnings (loss) per share for any period is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.  The effect of the 41,400,000 warrants issued in connection with the Public Offering and the 8,000,000 outstanding warrants issued in connection with the Private Placement has not been considered in diluted income per share calculations since such warrants are contingently exercisable.

3. Concentration of Credit Risk

Financial instruments that potentially subject us to a significant concentration of credit risk consist primarily of cash and investments held in the Trust Account. We may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, our management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

4.  Initial Public Offering

On October 23, 2007, the Company sold 41,400,000 units (“Units”) in the Offering at a price of $10 per unit.  Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrants”), including 5,400,000 units sold by the underwriters in their exercise of the full amount of their over-allotment option.  Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination and 12 months from the effective date of the Offering and expiring four years from the effective date of the registration statement covering the Units (the Effective Date.  The Company may redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is a least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants.  The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise.  Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise.  Consequently, the Warrants may expire unexercised and unredeemed.

In connection with the Public Offering, the Company paid Banc of America Securities LLC, the underwriter of the Public Offering, an underwriting discount of 7% of the gross proceeds of the Offering, of which 3.5% of the gross proceeds ($14,490,000) will be held in the Trust Account and payable only upon the consummation of a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination.

Simultaneously with the consummation of the offering, the Company’s Sponsor purchased 8,000,000 warrants (“Private Placement Warrants”) at a purchase price of $1.00 per warrant, in a Private Placement.  The proceeds of $8,000,000 were placed in the Trust Account.  The Private Placement Warrants are identical to the Warrants underlying the units sold in the Public Offering except that the Private Placement Warrants will be exercisable on a cashless basis as long as they are still held by the initial purchasers.  The initial purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them until after the completion of the initial Business Combination.  The purchase price of the Private Placement Warrants approximated the fair value of such warrants at then purchase date.

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

5.  Commitments

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to NRDC Capital Management, LLC.  Services commenced on the effective date of the offering, October 17, 2007 and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company’s liquidation.  For the three months ended March 31, 2009 and 2008 and the period from July 10, 2007 (inception) through March 31, 2009, the Company has incurred $22,500, $22,500 and  $128,951, respectively of expenses relating to this agreement which is included in general/administrative services in the accompanying Statements of Operations.

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

The Sponsor will be entitled to registration rights with respect to their founding shares or Private Placement Warrants (or underlying securities) pursuant to an agreement signed prior to the Effective Date.

6. Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141R”) which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R was adopted January 1, 2009 and will have an impact to the Company for any acquisitions on or after January 1, 2009.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the ownership interests in subsidiaries held by parties other than the parent and for the deconsolidation of a subsidiary.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the non-controlling owners. SFAS 160 was adopted January 1, 2009.  SFAS 160 may have a material impact to the Company for any acquisitions on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company adopted the provisions of SFAS 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application was permitted until the Company’s fiscal year beginning January 1, 2009.  The Company’s adoption of the remaining provisions of SFAS 157 on January 1, 2009 did not have a material effect on the Company’s financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock.  EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption.  The adoption of EITF 07-5 did not have a significant impact on the Company’s financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

7. Income Taxes

During the three months ended March 31, 2009 the Company paid $30,000 related to New York State tax expense and estimated tax payments.

8. Reclassifications

Certain reclassifications have been made to the financial statements for the three months ended March 31, 2009 in order to conform with the current period presentation.

9. Fair value of Financial Instruments—The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at March 31, 2009 and December 31, 2008, respectively.  The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

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

The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Investment in Treasury bills held in trust	$396,543,548	—	—	$396,543,548
Investments held in trust from underwriter	$14,490,000	—	—	$14,490,000
Total assets measured at fair value on a recurring basis	$411,033,548	—	—	$411,033,548

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

Through March 31, 2009, our efforts have been limited to organizational activities and activities relating to our initial public offering; we have neither engaged in any operations nor generated any revenues. For the three months ended March 31, 2009, we earned $73,506 in interest income on the trust account inclusive of interest income of $16,984 previously deferred and we had accrued expenses of $187,002. In addition, we had cash on hand of $4,017 at March 31, 2009.

Results of Operations for the three month period ended March 31, 2009

Net loss of ($219,729) reported for the quarter ended March 31, 2009 consisted primarily of interest income on the trust account of $73,506 offset by $104,506 in expense for professional fees, $39,747 in insurance expense, $262,145 in other expenses and an income tax benefit of ($113,163).  Interest income decreased for the three month period ended March 31, 2009 from the three month period ended March 31, 2008 due to declining interest rates in late 2008 and early 2009. Professional fees decreased in the first quarter of 2009 from the first quarter of 2008 as increased due diligence work was completed in the first quarter of 2008. At March 31, 2009, we had cash outside the Trust Account of $4,017, prepaid expenses of $7,508, income taxes receivable of $282,999, and accrued expenses of $187,002.

Results of Operations for the three month period ended March 31, 2008

Net Income of $1,089,700 reported for the three months ended March 31, 2008 consisted primarily of interest income on the trust account of $2,277,492 offset by $265,906 in expense for professional fees, $34,000 in listing fees, $40,207 in insurance expense, $258,922 in other expenses and $588,757 in income tax.  At March 31, 2008, we had cash outside the Trust Account of $1,853,999, prepaid expenses of $87,924, income taxes payable of $2,306,426 and accounts payable and accrued expenses of $667,126.

Results of Operations for the period from July 10, 2007 (inception) through March 31, 2009

Net Income of $4,152,348 reported for the period from July 10, 2007 (inception) through March 31, 2009 consisted primarily of interest income on the trust account of $8,995,604 offset by $785,042 in expense for professional fees, $34,499 in listing fees, $235,017 in insurance expense, $1,590,321 in other expenses and $2,198,377 in income tax.  At March 31, 2009, we had cash outside the Trust Account of $4,017, prepaid expenses of $7,508, income taxes receivable of $282,999 and accounts payable and accrued expenses of $187,002.

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

Item 4. Controls and Procedures.

As of March 31, 2009, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II – OTHER INFORMATION

 Item 1. Legal Proceedings.

There is no litigation currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our Form 10-K as filed with the Securities and Exchange Commission dated March 13, 2009, which could materially affect our business, financial condition or future results. There have been no material updates or changes to such Risk Factors that are required to be disclosed in this Item 1A.

Item 2. Use of Proceeds from the Registered Offering and the Private Placement.

On October 23, 2007, we consummated a private placement of 8,000,000 warrants with NRDC Capital Management, LLC, an entity owned and controlled by the executive officers of the Company, and our initial public offering of 41,400,000 units, including 5,400,000 units pursuant to the underwriters’ over-allotment option.  We received net proceeds of approximately $384,000,000 and also received $8,000,000 of proceeds from the private placement sale of 8,000,000 insider warrants to NRDC Capital Management, LLC. Banc of America Securities, LLC served as the sole bookrunning manager for our initial public offering.  The securities sold in the Public Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-144871).  The Securities and Exchange Commission declared the registration statement effective on October 17, 2007.

Substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a Business Combination with an operating business.  There is no assurance that the Company will be able to successfully affect a Business Combination.  Upon the closing of the Public Offering and Private Placement, $406,456,881 including $14,490,000 of the underwriters’ discounts and commissions was placed in a Trust Account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination and (ii) liquidation of the Company.

No portion of the proceeds of the Offerings were paid to directors, officers or holders of 10% or more of any class of our equity securities or their affiliates.

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

Date: May 7, 2009                                                NRDC ACQUISITION CORP.

By:	/s/ RICHARD A. BAKER
Richard A. Baker
Chief Executive Officer
(Principal Financial Officer)