Form 10-K/A
period 2008-12-31
NRDC Acquisition Corp.
filed 2009-05-28
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A (Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:  None

EXPLANATORY NOTE

NRDC Acquisition Corp. is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amended Report”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 13, 2009 (“Original Report”). The Amended Report is being filed both to include the signature of the principal accounting officer as required by Instruction D(2)(a) to Form 10-K and to reflect the introductory language of paragraph 4 as required by Item 601(b)(31) of Regulation S-K. No other items or disclosures in the Original Report are being amended, and accordingly this Amendment No.1 does not otherwise change or update any information that was presented in the Original Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: May 28, 2009	NRDC ACQUISITION CORP.

	By:	/s/ RICHARD A. BAKER
Richard A. Baker
Chief Executive Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.  This document may be executed by the signatories hereto on any number of counterparts, all of which shall constitute one and the same instrument.

Signature	Title	Date
/s/ Richard A. Baker	Chief Executive Officer	May 28, 2009
Richard A. Baker	(Principal Financial Officer)
(Principal Accounting Officer)

/s/ William L. Mack	Chairman of the Board	May 28, 2009
William L. Mack

/s/ Robert C. Baker	Vice–Chairman of the Board	May 28, 2009
Robert C. Baker

/s/ Lee S. Neibart	President and Director	May 28, 2009
Lee S. Neibart

/s/ Michael J. Indiveri	Director	May 28, 2009
Michael J. Indiveri

/s/ Edward H. Meyer	Director	May 28, 2009
Edward H. Meyer

/s/ Laura Pomerantz	Director	May 28, 2009
Laura Pomerantz

/s/ Vincent Tese	Director	May 28, 2009
Vincent Tese

/s/ Ronald W. Tysoe	Director	May 28, 2009
Ronald W. Tysoe