Form 10-Q
period 2009-06-30
NRDC Acquisition Corp.
filed 2009-08-05
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2009.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of August 5, 2009 was 51,750,000.

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	4
	Condensed Statements of Operations (Unaudited) for the three months and six months ended June 30, 2009 and 2008 and for the cumulative period from July 10, 2007 (inception) through June 30, 2009	5
	Condensed Statement of the Stockholders’ Equity (Unaudited) for the period from July 10, 2007 (inception) through June 30, 2009	6
	Condensed Statements of Cash Flows (Unaudited) for the six months ended June 30, 2009 and 2008 and for the cumulative period from July 10, 2007 (inception) through June 30, 2009	7
	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Use of Proceeds from the Registered Offering and the Private Placement	15

Item 6.	Exhibits	16

SIGNATURES		18

PART I – FINANCIAL INFORMATION

 Item 1.  Financial Statements.

Basis of Presentation

The financial statements at June 30, 2009 and for the periods ended June 30, 2009 and 2008 are unaudited.  The condensed financial statements include the accounts of NRDC Acquisition Corp. (the “Company”).  In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2009 and the results of its operations and its cash flows for the three and six months then ended.  The December 31, 2008 balance sheet and the statement of stockholders’ equity for the period from July 10, 2007 (inception) to December 31, 2007 and for the year ended December 31, 2008 have been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K.  Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	(UNAUDITED)
	June 30	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$57,385	$4,222
Investments held in trust	395,680,668	396,804,576
Investments held in trust from underwriter	14,490,000	14,490,000
Income taxes receivable	366,254	366,153
Prepaid expenses	51,112	47,254
Total current assets	410,645,419	411,712,205
Deferred tax asset	1,120,299	675,753
Total assets	$411,765,718	$412,387,958
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Due to related party	1,000	-
Accrued expenses	611,489	272,684
Deferred interest payable	957,068	960,648
Deferred underwriting fee	14,490,000	14,490,000
Total liabilities	$16,059,557	$15,723,332

Common Stock, subject to possible conversion of 12,419,999 shares	$117,590,055	$117,590,055

Stockholders’ equity:
Preferred stock, $.0001 par value Authorized 5,000 shares; none issued and outstanding	-	-
Common stock, $.0001 par value Authorized 106,000,000 shares
Issued and outstanding 51,750,000 shares (which includes 12,419,999 shares subject to possible conversion)	5,175	5,175
Additional paid-in-capital	274,697,319	274,697,319
Earnings accumulated during development stage	3,413,612	4,372,077
Total stockholders’ equity	$278,116,106	$279,074,571
Total liabilities and stockholders’ equity	$411,765,718	$412,387,958

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended June 30, 2009	For the six months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2008	July 10, 2007 (inception) through June 30, 2009

Interest Income	$83,083	$156,588	$888,038	$3,165,530	$9,078,687

General & Administrative Expenses	1,201,828	1,608,225	224,707	662,253	3,846,707
(Loss) Income before Provision for Income Taxes	(1,118,745)	(1,451,637)	663,331	2,503,277	5,231,980
(Benefit) Provision for Income Taxes	(380,009)	(493,172)	198,642	948,888	1,818,368
Net (Loss) Income for the period	$(738,736)	$(958,465)	$464,689	$1,554,389	$3,413,612

Weighted Average Shares Outstanding	$51,750,000	$51,750,000	$51,750,000	$51,750,000	$45,876,843
Basic & Diluted	(0.01)	(0.02)	0.01	0.03	0.07

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

 CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from July 10, 2007 (inception) to June 30, 2009

	Common Stock
	Shares	Amount	Additional paid-in capital	Earnings (Deficit) accumulated during development stage	Stockholders’ Equity
Issuance of units to Founders on July 13, 2007 at approximately $.002 per share	10,350,000	$1,035	$23,965	$—	$25,000
Sale of Private Placement Warrants	—	—	8,000,000		8,000,000
Sale of 41,400,000 units through public offering (net of underwriter’s discount and offering expenses) including 12,419,999 shares subject to possible conversion	41,400,000	4,140	384,243,304	-	384,247,444
Proceeds subject to possible conversion	-	-	(117,590,055)	-	(117,590,055)
Net Income	-	-	-	1,734,202	1,734,202
Balance at December 31, 2007	51,750,000	$5,175	$274,677,214	$1,734,202	$276,416,591
Adjustment to expenses incurred in initial public offering	-	-	20,105	-	20,105
Net Income	-	-	-	2,637,875	2,637,875
Balance at December 31, 2008	51,750,000	$5,175	$274,697,319	$4,372,077	$279,074,571
UNAUDITED
Net Loss	-	-	-	(958,465)	(958,465)
Balance at June 30, 2009	51,750,000	$5,175	$274,697,319	$3,413,612	$278,116,106

See notes to unaudited condensed financial statements

NRDC ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended June 30, 2009	For the six months ended June 30, 2008	For the cumulative period from July 10, 2007 (inception) through June, 2009
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(958,465)	$1,554,389	$3,413,612
Changes in operating assets and liabilities
Prepaid expenses	(3,858)	80,412	(51,112)
Interest on investments held in trust	(153,009)	(3,636,535)	(10,032,819)
Income taxes receivable	(101)	(1,222,447)	(366,254)
Deferred tax asset	(444,546)	(344,325)	(1,120,299)
Accounts payable	-	(26,310)	-
Due to related party	1,000	-	1,000
Income taxes payable	-	(1,311,589)	-
Deferred interest payable	(3,580)	471,774	957,068
Accrued expenses	338,805	(189,877)	611,489
Net cash used in operating activities	(1,223,754)	(4,624,508)	(6,587,315)

CASH FLOW FROM INVESTING ACTIVITIES
Withdrawal of funds from investments placed in trust	1,276,917	4,550,500	6,319,032
Investments placed in trust	-	-	(406,456,881)
Net cash provided by (used in) investing activities	1,276,917	4,550,500	(400,137,849)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from the sale of units to public	-	-	414,000,000
Proceeds from private placement of warrants	-	-	8,000,000
Proceeds from sale of units to Founders	-	-	25,000
Proceeds from notes payable to affiliates of Founders	-	-	200,000
Repayment of notes payable to affiliates of Founders	-	-	(200,000)
Payment of offering costs	-	(47,395)	(15,242,451)
Net cash (used in) provided by financing activities	-	(47,395)	406,782,549
Net increase (decrease) in cash	53,163	(121,403)	57,385
Cash at beginning of period	4,222	198,570	-
Cash at end of period	$57,385	$77,167	$57,385

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fee	$-	$-	$14,490,000

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

All activity from the Company’s inception through June 30, 2009 relates solely to the Company’s formation, a private placement of its securities, the initial public offering (“Public Offering”) of its securities described below and the Company’s efforts to identify a target business.

The financial statements at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 and the period from July 10, 2007 (inception) to June 30, 2009 are unaudited.  In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2009, the results of its operations and cash flows for the three and six month periods ended June 30, 2009 and 2008, and the period from July 10, 2007 (inception) through June 30, 2009.  Management of the Company has reviewed subsequent events through the date of this filing, August 5, 2009.

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

The following table reconciles the amount of net proceeds from the Offerings in the Trust Account to the balance at June 30, 2009:

Contribution to trust	$406,456,881
Interest income received	10,032,819
Withdrawals for working capital purposes	(1,808,888)
Withdrawals to fund tax payments	(4,510,144)
Total investments held in trust including underwriters discounts and commissions held in trust	410,170,668
Less: Underwriters discounts and commissions held in trust	(14,490,000)
Total investments held in trust	$395,680,668

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

5.  Commitments

The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to NRDC Capital Management, LLC.  Services commenced on the effective date of the offering, October 17, 2007 and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company’s liquidation.  For the three and six months ended June 30, 2009 and 2008 and the period from July 10, 2007 (inception) through June 30, 2009, the Company has incurred $22,500, $45,000, $22,500, $45,000, and $135,000, respectively of expenses relating to this agreement which is included in general/administrative services in the accompanying Statements of Income.

NRDC Capital Management, LLC has agreed to purchase from the Company an aggregate of 2,000,000 of its units at a price of $10.00 per unit for an aggregate purchase price of $20,000,000 in a transaction that will occur immediately prior to the consummation of our initial Business Combination (the “Co-Investment”).  Each unit will consist of one share of common stock and one Warrant.

These co-investment units will be identical to the units sold in the offering except that the common stock and the warrants included in the co-investment units, and the common stock issuable upon exercise of those warrants, with certain limited exceptions, may not be transferred or sold for one year after the consummation of our initial business combination.  Additionally, the warrants included in the co-investment units are (1) exercisable only after the date on which the last sales price of our common stock on the NYSE Amex Equities, or other national securities exchange on which our common stock may be traded, equals or exceeds $14.25 per share for any 20 trading days within any 30-trading-day period beginning at least 90 calendar days after the consummation of our initial business combination, (2) exercisable on a cashless basis so long as they are held by the original purchaser or its permitted transferees and (3) not subject to redemption by us.

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

7.  Income Taxes

During the six month period ended June 30, 2009 the Company paid $165,000 related to New York State tax expense and estimated tax payments.

8.  Reclassifications

Certain reclassifications have been made to the financial statements for the three and six months ended June 30, 2008 in order to conform with the current period presentation.

9.  Fair value of Financial Instruments—The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate.

The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at June 30, 2009 and December 31, 2008, respectively based upon the short term nature of the account. The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

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

The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Investment in Treasury bills held in trust	$395,680,668	—	—	$395,680,668
Investments held in trust from underwriter	$14,490,000	—	—	$14,490,000
Total assets measured at fair value on a recurring basis	$410,170,668	—	—	$410,170,668

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

Through June 30, 2009, our efforts have been limited to organizational activities and activities relating to our initial public offering; we have neither engaged in any operations nor generated any revenues.  For the three and six months ended June 30, 2009, we earned $83,083 and $156,588 in interest income on the trust account inclusive of interest income of $13,404 and $3,580 previously deferred and we had accrued expenses of $611,489.  In addition, we had cash on hand of $57,385 at June 30, 2009.

Results of Operations for the three month period ended June 30, 2009

Net loss of ($738,736) reported for the quarter ended June 30, 2009 consisted primarily of interest income on the trust account of $83,083 offset by $974,677 in expense for professional fees, $40,445 in insurance expense, $186,706 in other expenses and an income tax benefit of ($380,009).  Interest income decreased for the three month period ended June 30, 2009 from the three month period ended June 30, 2008 due to declining interest rates in late 2008 and early to mid 2009.  Professional fees increased in the second quarter of 2009 from the second quarter of 2008 due to increased legal fees related to the proxy and pending acquisitions.

Results of Operations for the three month period ended June 30, 2008

Net Income of $464,689 reported for the three months ended June 30, 2008 consisted primarily of interest income on the trust account of $888,038 offset by $29,542 in expenses for professional fees, $40,207 in insurance expense, $154,958 in other expenses and $198,642 in income tax.

Results of Operations for the six month period ended June 30, 2009

Net loss of ($958,465) reported for the six months ended June 30, 2009 consisted primarily of interest income on the trust account of $156,588 offset by $1,110,152 in expenses for professional fees, $80,192 in insurance expense, $417,881 in other expenses and an income tax benefit of ($493,172).  Interest income decreased for the six month period ended June 30, 2009 from the six month period ended June 30, 2008 due to declining interest rates in late 2008 and early to mid 2009.  Professional fees increased for the six months ended June 30, 2009 from the six months ended June 30, 2008 as increased due diligence work was completed in the six months ended June 30, 2009.

Results of Operations for the six month period ended June 30, 2008

Net Income of $1,554,389 reported for the six months ended June 30, 2008 consisted primarily of interest income on the trust account of $3,165,530 offset by $295,447 in expense for professional fees, $34,000 in listing fees, $80,413 in insurance expense, $252,393 in other expenses and $948,888 in income tax.

Results of Operations for the period from July 10, 2007 (inception) through June 30, 2009

Net Income of $3,413,612 reported for the period from July 10, 2007 (inception) through June 30, 2009 consisted primarily of interest income on the trust account of $9,078,687 offset by $1,791,418 in expense for professional fees, $70,999 in listing fees, $275,462 in insurance expense, $1,708,828 in other expenses and $1,818,368 in income tax.  At June 30, 2009, we had cash outside the Trust Account of $57,385, prepaid expenses of $51,112, income taxes receivable of $366,254 and accounts payable and accrued expenses of $611,489.

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

Item 4.  Controls and Procedures.

As of June 30, 2009, we, including our chief executive officer, who also serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including the chief executive officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer, of material information about us required to be included in periodic Securities and Exchange Commission filings.  However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

10.18	Co-investment Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(1)
10.19	Letter Agreement between NRDC Acquisition Corp. and Apollo Real Estate Advisors(1)
14	Code of Ethics(3)
23.2	Consent of Sidley Austin LLP (included in Exhibit 5.1)(2)
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
31.3	Certification of Principal Accounting Officer
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350
99.1	Audit Committee Charter(3)
99.2	Nominating Committee Charter(3)

___________________
(1)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on October 10, 2007) (File No. 333-144871).
(2)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on September 27, 2007 (File No. 333-144871).
(3)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(4)	Incorporated by reference to NRDC Acquisition Corp.’s registration statement on Form S-1 filed on July 26, 2007 (File No. 333-144871).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

Date:  August 5, 2009        NRDC ACQUISITION CORP.

By:	/s/ RICHARD A. BAKER
Richard A. Baker
Chief Executive Officer
(Principal Financial Officer)
(Principal Accounting Officer)