Form 10-Q
period 2009-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2009-11-06
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-0500600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Manhattanville Road
Purchase, New York 10577
(Address of principal executive office) (Zip Code)

(914) 272-8067
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒      .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of November 6, 2009 was 49,519,675.

TABLE OF CONTENTS
		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	4
	Condensed Statements of Operations (Unaudited) for the three and nine months ended September 30, 2009 and 2008 and for the cumulative period from July 10, 2007 (inception) through September 30, 2009	5
	Condensed Statement of Stockholders’ Equity (Unaudited) for the period from July 10, 2007 (inception) through September 30, 2009	6
	Condensed Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2009 and 2008 and for the cumulative period from July 10, 2007 (inception) through September 30, 2009	7
	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Basis of Presentation
          The financial statements as of September 30, 2009 and for the periods ended September 30, 2009 and 2008 are unaudited. The condensed financial statements include the accounts of Retail Opportunity Investments Corp. (which until October 2009 was known as NRDC Acquisition Corp.) (the “Company”). The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2009 and the results of its operations and its cash flows for the three and nine months then ended. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

          The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONDENSED BALANCE SHEETS

	(UNAUDITED) September 30, 2009	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$183,252	$4,222
Investments held in trust	405,009,273	396,804,576
Investments held in trust from underwriter	4,222,222	14,490,000
Income taxes receivable	763,593	366,153
Prepaid expenses	10,222	47,254

Total current assets	410,188,562	411,712,205
Deferred tax asset	1,924,303	675,753

Total assets	$412,112,865	$412,387,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Due to related party	5,567	—
Accrued expenses	3,163,866	272,684
Deferred interest payable	1,083,794	960,648
Deferred underwriting fee	4,222,222	14,490,000

Total liabilities	$8,475,449	$15,723,332

Common Stock, subject to possible conversion of 12,419,999 shares	$117,590,055	$117,590,055

Stockholders’ equity:
Preferred stock, $.0001 par value Authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.0001 par value Authorized 106,000,000 shares
Issued and outstanding 51,750,000 shares (which includes 12,419,999 shares subject to possible conversion)	5,175	5,175
Additional paid-in-capital	284,965,097	274,697,319
Earnings accumulated during development stage	1,077,089	4,372,077

Total stockholders’ equity	$286,047,361	$279,074,571

Total liabilities and stockholders’ equity	$412,112,865	$412,387,958

See notes to unaudited condensed financial statements

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended September 30, 2009	For the nine months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2008	July 10, 2007 (inception) through September 30, 2009

Interest Income	$64,494	$221,082	$1,506,740	$4,672,270	$9,143,180

General & Administrative Expenses	3,605,262	5,213,489	272,445	934,698	7,451,970

(Loss) Income before Provision for Income Taxes	(3,540,768)	(4,992,407)	1,234,295	3,737,572	1,691,210

(Benefit) Provision for Income Taxes	(1,204,247)	(1,697,419)	400,992	1,349,880	614,121

Net (Loss) Income for the period	$(2,336,521)	$(3,294,988)	$833,303	$2,387,692	$1,077,089

Weighted Average Shares Outstanding	51,750,000	51,750,000	51,750,000	51,750,000	45,876,843
Basic & Diluted	(0.05)	(0.06)	0.02	0.05	0.02

See notes to unaudited condensed financial statements

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from July 10, 2007 (inception) to September 30, 2009

	Common Stock
	Shares	Amount	Additional paid-in capital	Earnings (Deficit) accumulated during development stage	Stockholders’ Equity
Issuance of units to Founders on July 13, 2007 at approximately $.002 per share	10,350,000	$1,035	$23,965	$—	$25,000
Sale of Private Placement Warrants	—	—	8,000,000	—	8,000,000
Sale of 41,400,000 units through public offering (net of underwriter’s discount and offering expenses) including 12,419,999 shares subject to possible conversion	41,400,000	4,140	384,243,304	—	384,247,444
Proceeds subject to possible conversion	—	—	(117,590,055)	—	(117,590,055)
Net Income	—	—	—	1,734,202	1,734,202
Balance at December 31, 2007	51,750,000	$5,175	$274,677,214	$1,734,202	$276,416,591
Adjustment to expenses incurred in initial public offering	—	—	20,105	—	20,105
Net Income	—	—	—	2,637,875	2,637,875
Balance at December 31, 2008	51,750,000	$5,175	$274,697,319	$4,372,077	$279,074,571
UNAUDITED
Reduction of deferred underwriting fee	—	—	10,267,778	—	10,267,778
Net Loss	—	—	—	(3,294,988)	(3,294,988)
Balance at September 30, 2009	51,750,000	$5,175	$284,965,097	$1,077,089	286,047,361

See notes to unaudited condensed financial statements

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	For the cumulative period from July 10, 2007 (inception) through September 30, 2009

CASH FLOW FROM OPERATING ACTIVITIES

Net (loss) income	$(3,294,988)	$2,387,692	$1,077,089

Changes in operating assets and liabilities:

Prepaid expenses	37,032	121,061	(10,222)

Interest on investments held in trust	(344,228)	(5,481,927)	(10,224,038)

Income taxes receivable	(397,440)	(506,278)	(763,593)

Deferred tax asset	(1,248,550)	(503,806)	(1,924,303)

Accounts payable	—	(26,310)	—

Due to related party	5,567	—	5,567

Income taxes payable	—	(1,311,589)	—

Deferred interest payable	123,146	810,428	1,083,794

Accrued expenses	2,891,182	(181,980)	3,163,866

Net cash used in operating activities	(2,228,279)	(4,692,709)	(7,591,840)

CASH FLOW FROM INVESTING ACTIVITIES

Withdrawal of funds from investments placed in trust	2,407,309	4,550,500	7,449,424

Investments placed in trust	—	—	(406,456,881)

Net cash provided by (used in) investing activities	2,407,309	4,550,500	(399,007,457)

CASH FLOW FROM FINANCING ACTIVITIES

Proceeds from the sale of units to public	—	—	414,000,000

Proceeds from private placement of warrants	—	—	8,000,000

Proceeds from sale of units to Founders	—	—	25,000

Proceeds from notes payable to affiliates of Founders	—	—	200,000

Repayment of notes payable to affiliates of Founders	—	—	(200,000)

Payment of offering costs	—	(47,395)	(15,242,451)

Net cash (used in) provided by financing activities	—	(47,395)	406,782,549

Net (decrease) increase in cash	179,030	(189,604)	183,252

Cash at beginning of period	4,222	198,570	—

Cash at end of period	$183,252	$8,966	$183,252

Supplemental disclosure of non-cash financing activities:

Accrual of deferred underwriting fee	$(10,267,778)	$—	$4,222,222

See notes to unaudited condensed financial statements

Notes to Financial Statements

1. Organization and Proposed Business Operations

Nature of Operations

          The Company was incorporated as a special purpose acquisition corporation on July 10, 2007 for the purpose of acquiring through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more assets or control of one or more operating businesses (“Business Combination”).

          All activity from the Company’s inception through September 30, 2009 relates solely to the Company’s formation, a private placement of its securities, the initial public offering (“Public Offering”) of its securities described below, the Company’s efforts to identify a target business and the transactions related to the Framework Agreement (the “Framework Agreement”) dated as of August 7, 2009, between the Company and NRDC Capital Management, LLC (the “Sponsor”), pursuant to which the Company will continue its business as a corporation that will qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2010. On October 20, 2009, the Company’s stockholders and warrantholders approved each of the proposals presented at the special meetings of stockholders and warrantholders, respectively, in connection with the transactions contemplated by the Framework Agreement (the “Framework Transactions”), including to provide that the consummation of substantially all of the Framework Transactions will also constitute a Business Combination. See Note 10 –Subsequent Events for more information regarding the Framework Transactions.

          The financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 and the period from July 10, 2007 (inception) to September 30, 2009 are unaudited. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2009, the results of its operations for the three and nine months periods ended September 30, 2009 and 2008 and its cash flows for the nine month periods ended September 30, 2009 and 2008, and the period from July 10, 2007 (inception) through September 30, 2009. Management of the Company has reviewed subsequent events through the date of this filing, November 6, 2009.

          The registration statement for the Company’s Public Offering (as described in Note 4) was declared effective on October 17, 2007 (the “Effective Date”). The Company consummated the Public Offering on October 23, 2007, and received net proceeds of approximately $384,000,000 and also received $8,000,000 of proceeds from the private placement (the “Private Placement” and together with the Public Offering, the “Offerings”) of 8,000,000 warrants (“Private Placement Warrants” to the Sponsor. The Private Placement Warrants are identical to the warrants sold in the Public Offering, but the purchasers in the Private Placement have waived their rights to receive any distributions upon liquidation in the event the Company does not complete a Business Combination as described below.

          The Company’s management has broad discretion with respect to the specific application of the net proceeds from the Offerings, although substantially all of the net proceeds from the Offerings were intended to be generally applied toward consummating a Business Combination. Upon the closing of the Offerings, $406,456,881 including $14,490,000 of the underwriters’ discounts and commissions as described in Note 4, was deposited in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its initial Business Combination and (ii) liquidation of the Company. In August 2009, the Company renegotiated the deferred underwriting fee, reducing it to $4,222,222. This revised underwriting fee is equal to the product of (x), a rate which varies with each underwriter, multiplied by (y) the lesser of (A) $4,000,000 and (B) 1.5% multiplied by an amount equal to the difference of (1) the value of the Trust Account on the closing date of the Transaction, less (2) any amounts paid to the Company’s stockholders with whom the Company enters into forward or other contracts before the close of the Transaction to purchase such stockholders’ shares, less (3) any amounts paid to stockholders of the Company who vote against the Transaction and demand that the Company convert their shares into cash. The deposit of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, providers of financing, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such parties will execute such waiver agreements or that such agreements will be enforceable. The Sponsor and the Company’s executive officers have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors, providers of financing, service providers or other entities that are owed money by the Company for services rendered to or contracted for or products sold to the Company. There can be no assurance that they will be able to satisfy those obligations. The net proceeds not held in the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $2,700,000 of interest earned on the Trust Account balance (in addition to up to $250,000 of the net proceeds from the Offering not held in the Trust Account) was permitted to be released to the Company to fund working capital requirements and additional funds was permitted to be released to fund tax obligations. On October 20, 2009, the Company’s stockholders and warrantholders approved the Framework Transactions, including to provide that the consummation of substantially all of the Framework Transactions will also constitute a Business Combination. See Note 10 – Subsequent Events for more information regarding the Framework Transactions. As a result the monies held in the Trust Account were released. See Note 10 – Subsequent Events for more information regarding the Framework Transactions.

          The following table reconciles the amount of net proceeds from the Offerings in the Trust Account to the balance at September 30, 2009:

Contribution to trust	$406,456,881
Interest income received	10,224,038
Withdrawals for working capital purposes	(2,779,280)
Withdrawals to fund tax payments	(4,670,144)

Total investments held in trust including underwriters discounts and commissions held in trust	409,231,495
Less: Underwriters discounts and commissions held in trust	(4,222,222)

Total investments held in trust	$405,009,273

          The Company, after signing a definitive agreement for the acquisition of a target business, was required to submit such transaction for stockholder approval. All of the Company’s stockholders prior to the Public Offering (“Founders”), agreed to vote their founding shares of common stock in accordance with the vote of the majority of the shares voted by all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination and in favor of an amendment to our certificate of incorporation to provide for the Company’s perpetual existence. In addition, our Founders agreed to vote all shares they acquire in the secondary market in favor of the Business Combination and for such amendment. In the event that Public Shareholders owning 30% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination would not have been consummated. After consummation of a Business Combination, these voting safeguards are no longer applicable.

          With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount on deposit in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Public Offering. Accordingly, Public Stockholders holding 12,419,999 shares sold in the Public Offering may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held by the Founders prior to the consummation of the Public Offering. Accordingly, a portion of the net proceeds from the Offering (29.99% of the amount placed in the Trust Fund, including the deferred portion of the Underwriters’ discount and commission) has been classified as common stock subject to possible conversion and a portion (29.99%) of the interest earned on the Trust Account, after deducting the amounts permitted to be utilized for tax obligations and working capital purposes, has been recorded as deferred interest on the accompanying balance sheets. Pursuant to letter agreements, the Founders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

          As of September 30, 2009, the Company’s certificate of incorporation provided that (i) the Company will continue in existence only until October 23, 2009, unless the Company has completed a Business Combination and (ii) if the Company has not completed a Business Combination (including the Framework Transactions) by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that may result from the outcome of this uncertainty. In the event of liquidation, it is likely that the per share value of residual assets remaining available for distribution (including Trust Account assets) will be less than initial public offering price per share sold in the Public Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Public Offering discussed in Note 4 to our financial statements). The Framework Transactions were consummated on October 20, 2009 and constituted an initial Business Combination under the Company’s certificate of incorporation, as amended shortly prior to the consummation. For more information regarding the Framework Transactions, see Note 10 – Subsequent Events.

2. Earnings (Loss) Per Common Share

          Earnings (loss) per share for any period is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The effect of the 41,400,000 warrants issued in connection with the Public Offering and the 8,000,000 outstanding Private Placement Warrants has not been considered in diluted income per share calculations since such warrants are contingently exercisable.

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

4. Initial Public Offering

          On October 23, 2007, the Company sold 41,400,000 units (“Units”) in the Public Offering at a price of $10 per Unit, including 5,400,000 Units sold by the underwriters in their exercise of the full amount of their over-allotment option. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination and 12 months from the effective date of the Public Offering and expiring four years from the effective date of the registration statement covering the Units (the Effective Date. The Company had the right to redeem all of the Warrants, at a price of $.01 per Warrant upon 30 days’ notice while the Warrants are exercisable, only in the event that the last sale price of the common stock is a least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants sold and issued in the Public Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

          In connection with the Public Offering, the Company paid Banc of America Securities LLC, Maxim Securities Inc., Gunnallen Financial Inc. and Ladenburg Thalmann & Co. Inc., the underwriters of the Public Offering, an underwriting discount of 7% of the gross proceeds of the Public Offering, of which 3.5% of the gross proceeds ($14,490,000) was held in the Trust Account and payable only upon the consummation of a Business Combination. The underwriter waived their right to receive such payment upon the Company’s liquidation if the Company is unable to complete a Business Combination. In August 2009, the Company renegotiated with the underwriters of the Public Offering, reducing the fee to $4,222,222.

          Simultaneously with the consummation of the offering, the Company’s Sponsor purchased 8,000,000 warrants (“Private Placement Warrants”) at a purchase price of $1.00 per warrant, in a Private Placement. The proceeds of

$8,000,000 were placed in the Trust Account. The Private Placement Warrants were identical to the Warrants underlying the units sold in the Public Offering except that the Private Placement Warrants will be exercisable on a cashless basis as long as they are still held by the initial purchasers. The initial purchasers have agreed that the Private Placement Warrants will not be sold or transferred by them until after the completion of the initial Business Combination. The purchase price of the Private Placement Warrants approximated the fair value of such warrants at the purchase date.

          Under the terms of a registration rights agreement, our sponsor had the right to make up to three demands that we register the 10,350,000 shares of common stock (the “Founder’s shares”), the 8,000,000 Private Placement Warrants and the shares for which they are exercisable, and the 2,000,000 co-investment shares and the 2,000,000 co-investment warrants and the shares of common stock for which they are exercisable. Under this agreement our Sponsor could elect to exercise its registration rights at any time beginning on the date three months prior to the expiration of the applicable transfer restrictions. Under this agreement, the restricted transfer period for the shares and the co-investment shares of common stock expires on the date that is one year after the consummation of the initial Business Combination, and the restricted transfer period for the Private Placement Warrants and the shares for which they are exercisable expires on the consummation of our initial Business Combination. Under this agreement, our directors will have “piggy-back” registration rights with respect to the shares of common stock that they own prior to the completion of this offering, subject to the same limitations with respect to the transfer restriction period. In addition, this agreement grants our Sponsor and our directors certain “piggy-back” registration rights with respect to the shares held by them on registration statements filed by us on or subsequent to the expiration of the applicable transfer restriction period and unlimited registration rights with respect to a registration statement on Form S-3. We will bear the expenses incurred in connection with the filing of any registration statement. Pursuant to the registration rights agreement, our Sponsor and our executive officers and directors will waive any claims to monetary damages for any failure by us to comply with the requirements of the registration rights agreement.

5. Commitments

          The Company has agreed to pay up to $7,500 a month in total for office space and general and administrative services to our Sponsor. Services commenced on the Effective Date, October 17, 2007 and will terminate upon the earlier of (i) the completion of the Business Combination, or (ii) the Company’s liquidation. For the three and nine months ended September 30, 2009 and 2008 and the period from July 10, 2007 (inception) through September 30, 2009, the Company has incurred $0, $45,000, $22,500, $67,500, and $135,000, respectively of expenses relating to this agreement which is included in general/administrative services in the accompanying condensed statements of operations. In connection with the consummation of the Framework Transactions, on October 20, 2009, the Company entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors LLC, which replaced the agreement with our Sponsor. For more information regarding the Transitional Shared Facilities and Services Agreement, see Note 10 – Subsequent Events.

          Our Sponsor purchased 8,000,000 warrants from us at a purchase price of $1.00 per warrant, in the Private Placement. The proceeds of $8,000,000 were placed in the Trust Account. The Private Placement Warrants when issued were identical to the warrants held by our public stockholders, except that the warrants sold in the Private Placement include certain restrictions on transfer and will be exercisable on a cashless basis as long as they are still held by the initial purchaser or its permitted transferees.

          Our Sponsor had agreed to purchase from us an aggregate of 2,000,000 of the Co-Investment Units at a price of $10.00 per unit for an aggregate purchase price of $20,000,000 in a transaction that will occur immediately prior to the consummation of our initial “Business Combination” (as defined in our current charter) pursuant to the Co-Investment Agreement. On October 20, 2009, the Company entered into the Termination of Co-Investment Agreement with our Sponsor to terminate the Sponsor’s obligation to purchase the 2,000,000 Co-Investment Units.

          In September 2009, the Company entered into an agreement with CSCA Capital Advisors LLC. The agreement states that after consummation of the transaction contemplated by the Framework Agreement (see Note 10), the Company is liable to pay an Asset Transaction Fee (“Asset Transaction Fee”). The Asset Transaction Fee is equal to 0.65% of total purchase price paid by the Company for real estate assets or related debt or equity investments including all cash, notes, contingent payments, securities and other property paid together with the assumption of indebtedness. The Company’s obligation to pay the Asset Transaction Fee will end at such at time as the cumulative transaction value of properties acquired and/or investments made exceeds the amount of the Trust Account proceeds.

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

          In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The adoption of EITF 07-5 did not have a significant impact on the Company’s financial statements.

          The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

7. Income Taxes

          During the nine month period ended September 30, 2009 the Company paid $325,000 related to New York State tax expense and estimated tax payments.

8. Reclassifications

          Certain reclassifications have been made to the financial statements for the three and nine months ended September 30, 2008 in order to conform with the current period presentation.

9. Fair Value of Financial Instruments—The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate.

          The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the balance sheet at September 30, 2009 and December 31, 2008, respectively based upon the short term nature of the account. The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practical to estimate:

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

          Financial assets recorded at fair value on the Company’s condensed balance sheets are categorized as follows:

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

          The following table presents the Company’s hierarchy for its financial instruments measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total

Investment in Treasury bills held in trust	$405,009,273	—	—	$405,009,273
Investments held in trust from underwriter	4,222,222	—	—	4,222,222

Total assets measured at fair value on a recurring basis	$409,231,495	—	—	$409,231,495

10. Subsequent Events

          On August 7, 2009, the Company entered into the Framework Agreement pursuant to which the Company will continue its business as a corporation that will qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2010. On October 20, 2009, the Company’s stockholders and warrantholders approved each of the Framework Transactions. The Framework Transactions were consummated on October 20, 2009 and constituted an initial Business Combination under the Company’s certificate of incorporation, as amended shortly prior to the consummation.

          As a result of the Framework Transactions, the Company’s warrants became exercisable and the terms of the Company’s warrants were amended to: (i) increase the exercise price of the warrants to $12.00 per share; (ii) extend the expiration date of the warrants from October 17, 2011 to October 23, 2014; (iii) limit a warrantholder’s ability to exercise warrants to ensure that such holder’s Beneficial Ownership or Constructive Ownership, each as defined in the Company’s certificate of incorporation, does not exceed the restrictions contained in the certificate of incorporation limiting the ownership of shares of the Company’s common stock; (iv) increase the price at which the Company’s common stock must trade before the Company is able to redeem the warrants it issued in the Public Offering from $14.25 to $18.75 and (v) increase the price at which the Company’s common stock must trade before the Company is able to redeem the warrants it issued to the Sponsor prior to the Public Offering from $14.25 to (x) $22.00, as long as the warrants are held by the Sponsor or its members, members of its members’ immediate families or their controlled affiliates, or (y) $18.75. In addition, an aggregate of 10,230,325 shares of the Company’s common stock were cancelled in connection with the completion of the Framework Transactions, consisting of the cancellation of 10,125,000 shares that were held by the Sponsor, 100,000 shares that were held by five of the Company’s independent directors, and 5,325 shares the holders of which elected to exercise conversion rights with respect to the proposal to approve the Framework Transactions.

          In connection with the consummation of the Framework Transactions, on October 20, 2009, the Company’s certificate of incorporation was amended to, among other things (i) eliminate certain provisions applicable only to special purpose acquisition corporations including the limited life provision, (ii) changed the Company’s name from “NRDC Acquisition Corp.” to “Retail Opportunity Investments Corp.”; (iii) add provisions setting forth REIT related ownership limitations and transfer restrictions on the Company’s stock; (iv) increase the number of authorized shares of the Company’s capital stock from 106,005,000 to 550,000,000; and (v) eliminate the classified status of the Company’s board of directors so that all directors will be subject to re-election at each annual meeting.

          Further, the Company’s 2009 Equity Incentive Plan, which provides for the grants of restricted common stock and other equity-based awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock at the time of the award, subject to a ceiling of 4,000,000 shares, became effective on October 20, 2009. The Company also entered into employment agreements with three new executive officers pursuant to which the Company has agreed to issue an aggregate 200,000 shares of restricted stock and 200,000 stock options to such officers, effective October 20, 2009 under the 2009 Equity Incentive Plan. The Company expects to grant an aggregate of 75,000 shares under the 2009 Equity Incentive Plan to new directors that were added the Company’s board of directors effective October 20, 2009 as well.

          In addition, in connection with the consummation of the Framework Transactions, on October 20, 2009, the Company entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC. Pursuant to the Transitional Shared Facilities and Services Agreement, NRDC Real Estate Advisors will provide the Company with access to, among other things, NRDC Real Estate Advisors’ information technology, office space, personnel and other resources necessary to enable the Company to perform its business, including access to NRDC Real Estate Advisors’ real estate teams, which will work with the Company to source, structure, execute and manage properties for a transitional period. The Transitional Shared Facilities and Services Agreement is also intended to provide the Company assistance with corporate operations, legal and compliance functions and governance. The Company will pay NRDC Real Estate Advisors a monthly fee of $7,500. The Transitional Shared Facilities and Services Agreement has an initial one-year term, which is renewable by the Company for an additional one-year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

          We were formed on July 10, 2007 as a special purpose acquisition corporation for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination, one or more assets or control of one or more operating businesses. We intend to use cash derived from the net proceeds of our Public

Offering, which was consummated on October 23, 2007, and the exercise by the underwriters of their over-allotment option, which closed on October 23, 2007, together with any additional financing arrangements that we undertake, to effect a business combination.

          Through September 30, 2009, our efforts have been limited to organizational activities and activities relating to our Public Offering; we have neither engaged in any operations nor generated any revenues. For the three and nine months ended September 30, 2009, we earned $64,494 and $221,082 in interest income on the Trust Account excluding deferred interest income of $126,726 and $123,146 and we had accrued expenses of $3,163,866. In addition, we had cash on hand of $183,252 at September 30, 2009.

          On October 20, 2009, we completed the transactions contemplated by the Framework Agreement. As contemplated by such agreement, we plan to continue our business as a REIT that expects to invest in, acquire, own, lease, reposition and manage a diverse portfolio of necessity-based retail properties, including, primarily, well located community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores. We may also acquire other retail properties, including power centers, regional malls, lifestyle centers and single-tenant retail locations, that are leased to national, regional and local tenants. We will target properties strategically situated in densely populated, middle and upper income markets in the eastern and western regions of the U.S. In addition, we may supplement our direct purchases of retail properties with first mortgages or second mortgages, mezzanine loans, bridge or other loans and debt investments related to retail properties, which we refer to collectively as “real estate-related debt investments,” in each case provided that the underlying real estate meets our criteria for direct investment. Our primary focus with respect to real estate-related debt investments is to capitalize on the opportunity to acquire control positions that will enable us to obtain the asset should a default occur. We refer to the properties and investments we will target as our target assets.

          As a result of the completion of the framework agreement transactions, we expect to commence investing in our target assets. Accordingly, our results of operations for the three and nine months ended September 30, 2009 will not be indicative of our operating results for future periods.

          For an additional discussion of our proposed business and financing plan and its impact on our results of operations and financial condition, see the sections “Our Business Following the Consummation of the Framework Transactions” and “The Impact of the Framework Transactions on our Financial Condition and Results of Operations” set forth in our definitive proxy statement relating to the special meeting of stockholders and warrantholders held on October 20, 2009, which are incorporated herein by reference.

Forward-Looking Statements

          This Form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. These forward-looking statements involve significant risks and uncertainties that could cause the actual results to differ materially from the expected results. Most of these factors are outside our control and difficult to predict. Factors that may cause such differences include, but are not limited to, the following:

•

Our ability to identify and acquire retail real estate and real estate-related debt investments that meet our investment standards and the time period required for us to acquire our initial portfolio of our target assets;

•	The level of rental revenue and net interest income we achieve from our target assets;

•	The market value of our assets and the supply of, and demand for, retail real estate and real estate-related debt investments in which we invest;

•	The length of the current economic downturn;

•	The conditions in the local markets in which we will operate, as well as changes in national economic and market conditions;

•	Consumer spending and confidence trends;

•	Our ability to enter into new leases or to renew leases with existing tenants at the properties we acquire at favorable rates;

•	Our ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	The competitive landscape impacting the properties we acquire and their tenants;

•	Our relationships with our tenants and their financial condition;

•	Our use of debt as part of our financing strategy and our ability to make payments or to comply with any covenants under any borrowings or other debt facilities we obtain;

•	The level of our operating expenses, including amounts we are required to pay to our management team and to engage third party property managers;

•	Changes in interest rates that could impact the market price of our common stock and the cost of our borrowings;

•	Legislative and regulatory changes (including changes to laws governing the taxation of REITs); and

•

The other factors described herein under “Risk Factors” included in our definitive proxy statement relating to the special meeting of stockholders and warrantholders held on October 20, 2009, which are incorporated herein by reference.

          We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Results of Operations for the three month period ended September 30, 2009

          Net loss of ($2,336,521) reported for the quarter ended September 30, 2009 consisted primarily of interest income on the Trust Account of $64,494 offset by $163,220 in expense for professional fees, $40,889 in insurance expense, $2,500,000 in transactions costs associated with the Framework Agreement, $633,347 in due diligence costs, $267,806 in other expenses and an income tax benefit of ($1,204,247). Interest income decreased for the three month period ended September 30, 2009 from the three month period ended September 30, 2008 due to declining interest rates beginning in late 2008. Professional fees increased in the third quarter of 2009 from the third quarter of 2008 due to increased legal fees related to the proxy, 8-K filing and Framework Agreement. Transaction and due diligence costs increased due to legal and advisory fees related to the continuation of our business as a corporation that intends to elect to qualify to be taxed as a REIT for U.S. federal income tax purposes.

Results of Operations for the three month period ended September 30, 2008

          Net Income of $833,303 reported for the three months ended September 30, 2008 consisted primarily of interest income on the Trust Account of $1,506,740 offset by $16,349 in expenses for professional fees, $40,648 in insurance expense, $215,448 in other expenses and $400,992 in income tax.

Results of Operations for the nine month period ended September 30, 2009

          Net loss of ($3,294,988) reported for the nine months ended September 30, 2009 consisted primarily of interest income on the trust account of $221,082 offset by $345,602 in expenses for professional fees, $121,081 in insurance expense, $2,500,000 in transaction costs associated with the Framework Transactions, $1,561,117 in due diligence costs, $685,689 in other expenses and an income tax benefit of ($1,697,419). Interest income decreased for the nine month period ended September 30, 2009 from the nine month period ended September 30, 2008 due to declining interest rates beginning in late 2008. Transaction and due diligence costs increased for the nine months ended September 30, 2009 from the nine months ended September 30, 2008 as we incurred legal and advisory costs related to the continuation of our business as a corporation that intends to elect to qualify to be taxed as a REIT for U.S. federal income tax purposes.

Results of Operations for the nine month period ended September 30, 2008

          Net Income of $2,387,692 reported for the nine months ended September 30, 2008 consisted primarily of interest income on the Trust Account of $4,672,270 offset by $311,797 in expense for professional fees, $34,000 in listing fees, $121,062 in insurance expense, $467,839 in other expenses and $1,349,880 in income tax.

Results of Operations for the period from July 10, 2007 (inception) through September 30, 2009

          Net Income of $1,077,089 reported for the period from July 10, 2007 (inception) through September 30, 2009 consisted primarily of interest income on the Trust Account of $9,143,180 offset by $1,026,137 in expense for professional fees, $70,999 in listing fees, $316,352 in insurance expense, $2,500,000 in transaction costs associated with the Framework Transactions, $1,561,848 in due diligence costs, $1,976,634 in other expenses and $614,121 in income tax. At September 30, 2009, we had cash outside the Trust Account of $183,252, prepaid expenses of $10,222, income taxes receivable of $763,593 and accounts payable and accrued expenses of $3,163,866.

          Until we enter into a Business Combination (including the Framework Transactions) we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire or completing the Framework Transactions. On October 20, 2009, the Company’s stockholders and warrantholders approved the Framework Transactions. The Framework Transactions were consummated on October 20, 2009 and constituted a Business Combination under the Company’s certificate of incorporation, as amended shortly prior to the consummation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

          To date, our efforts have been limited to organizational activities and activities relating to our Public Offering and the identification of a target business and the Framework Transactions; we have neither engaged in any operations nor generated any revenues. As the proceeds from our Public Offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

          We have not engaged in any hedging activities since our inception on July 10, 2007.

          In the future, we will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make real estate-related debt investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake, while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock.

Item 4. Controls and Procedures.

          The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as September 30, 2009, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

          During the period ended September 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

          Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

          There is no litigation currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such.

Item 1A. Risk Factors.

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section titled “Risk Factors” in our definitive proxy statement relating to the special meeting of stockholders and warrantholders held on October 20, 2009, which are incorporated herein by reference. These Risk Factors could materially affect our business, financial condition or future results. There have been no material updates or changes to such Risk Factors that are required to be disclosed in this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

               None

Item 3. Defaults Upon Senior Securities.

               None

Item 4. Submission of Matters to a Vote of Security Holders.

               None

Item 5. Other Information.

               None

Item 6. Exhibits

Exhibit Index

Exhibit No.	Description

3.1	Second Amended & Restated Certificate of Incorporation(3)
3.2	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(10)
3.3	Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(10)
3.4	Fourth Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(10)
3.5	Amended and Restated Bylaws(10)
4.1	Specimen Unit Certificate(10)
4.2	Specimen Common Stock Certificate(10)
4.3	Specimen Warrant Certificate(10)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and NRDC Acquisition Corp.(2)
4.5	Supplement and Amendment to Warrant Agreement by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of October 20, 2009(10)
10.1	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and NRDC Capital Management, LLC(2)
10.2	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and William L. Mack(1)
10.3	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Robert C. Baker(1)
10.4	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Richard A. Baker(1)
10.5	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Lee S. Neibart(1)
10.6	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Michael J. Indiveri(2)
10.7	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Edward H. Meyer(2)
10.8	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Laura Pomerantz(2)
10.9	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Vincent Tese(2)
10.10	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Ronald W. Tysoe(2)
10.11	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and NRDC Acquisition Corp.(1)
10.12	Form of Letter Agreement between NRDC Capital Management, LLC and NRDC Acquisition Corp. regarding office space and administrative services(3)
10.13	Promissory Note issued by NRDC Acquisition Corp. to NRDC Capital Management, LLC(4)
10.14	Form of Registration Rights Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(2)
10.15	Subscription Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(4)
10.16	Private Placement Warrant Purchase Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(1)
10.17

Form of Right of First Offer Agreement among NRDC Acquisition Corp. and NRDC Capital Management, LLC, NRDC Real Estate Advisors, LLC, NRDC Equity Partners, William L. Mack, Robert C. Baker, Richard A. Baker, Lee S. Neibart, Michael J. Indiveri, Edward H. Meyer, Laura Pomerantz, Vincent Tese and Ronald W. Tysoe(2)

10.18	Co-Investment Agreement between NRDC Acquisition Corp. and NRDC Capital Management, LLC(1)
10.19	Letter Agreement between NRDC Acquisition Corp. and Apollo Real Estate Advisors(1)

10.20	Letter Agreement between NRDC Acquisition Corp. and Banc of America Securities LLC(5)
10.21	Framework Agreement by and between NRDC Acquisition Corp. and NRDC Capital Management, LLC(6)
10.22	Letter Agreement between NRDC Acquisition Corp. and Ladenburg Thalmann & Co. Inc.(7)
10.23	Letter Agreement between NRDC Acquisition Corp. and Maxim Group LLC(8)
10.24	Letter Agreement between NRDC Acquisition Corp. and Gunnallen Financial, Inc. (9)
10.25	Amendment to Framework Agreement by and between NRDC Acquisition Corp. and NRDC Capital Management, LLC(9)
10.26	Amendment to Placement Warrant Purchase Agreement by and between NRDC Acquisition Corp. and NRDC Capital Management, LLC, dated as of October 20, 2009(10)
10.27	Transitional Shared Facilities and Services Agreement by and between NRDC Acquisition Corp. and NRDC Real Estate Advisors, LLC, dated as of October 20, 2009(10)
10.28	Employment Agreement by and between NRDC Acquisition Corp. and Stuart Tanz, dated as of October 20, 2009(10)
10.29	Employment Agreement by and between NRDC Acquisition Corp. and John Roche, dated as of October 20, 2009(10)
10.30	Employment Agreement by and between NRDC Acquisition Corp. and Richard A. Baker, dated as of October 20, 2009(10)
10.31	Restricted Stock Award Agreement by and between Retail Opportunity Investments Corp. and Stuart Tanz, dated as of October 20, 2009(10)
10.32	Restricted Stock Award Agreement by and between Retail Opportunity Investments Corp. and John Roche, dated as of October 20, 2009(10)
10.33	Restricted Stock Award Agreement by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of October 20, 2009(10)
10.34	Option Award Agreement by and between Retail Opportunity Investments Corp. and Stuart Tanz, dated as of October 20, 2009(10)
10.35	Option Award Agreement by and between Retail Opportunity Investments Corp. and John Roche, dated as of October 20, 2009(10)
10.36	Option Award Agreement by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of October 20, 2009(10)
10.37	Corporate Opportunity Agreement by and between NRDC Acquisition Corp. and Robert C. Baker, dated as of October 20, 2009(10)
10.38	Corporate Opportunity Agreement by and between NRDC Acquisition Corp. and William L. Mack, dated as of October 20, 2009(10)
10.39	Termination of Co-Investment Agreement by and between NRDC Acquisition Corp. and NRDC Capital Management, LLC, dated as of October 20, 2009(10)
10.40	2009 Equity Incentive Plan(10)
10.41	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan(10)
10.42	Form of Option Award Agreement under 2009 Equity Incentive Plan(10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Retail Opportunity Investments Corp’s registration statement on Form S-1/A filed on October 10, 2007 (File No. 333-144871).
(2)	Incorporated by reference to Retail Opportunity Investments Corp’s registration statement on Form S-1/A filed on September 27, 2007 (File No. 333-144871).
(3)	Incorporated by reference to Retail Opportunity Investments Corp’s registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(4)	Incorporated by reference to Retail Opportunity Investments Corp’s registration statement on Form S-1 filed on July 26, 2007 (File No. 333-144871).

(5)	Incorporated by reference to Retail Opportunity Investments Corp’s current report on Form 8-K filed on August 9, 2009.
(6)	Incorporated by reference to Retail Opportunity Investments Corp’s current report on Form 8-K filed on August 10, 2009.
(7)	Incorporated by reference to Retail Opportunity Investments Corp’s current report on Form 8-K filed on August 21, 2009.
(8)	Incorporated by reference to Retail Opportunity Investments Corp’s current report on Form 8-K filed on August 31, 2009.
(9)	Incorporated by reference to Retail Opportunity Investments Corp’s current report on Form 8-K filed on September 11, 2009.
(10)	Incorporated by reference to Retail Opportunity Investments Corp.’s current report on Form 8-K filed on October 26, 2009.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: November 6, 2009	RETAIL OPPORTUNITY INVESTMENTS CORP.

	By:	/s/ STUART A. TANZ

Stuart A. Tanz
Chief Executive Officer

	By:	/s/ JOHN ROCHE

John Roche
Chief Financial Officer