Form 10-Q/A
period 2009-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2009-12-16
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No   ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒ .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s common stock, $0.0001 par value, outstanding as of December 16, 2009 was 41,519,675(1).
(1)	See Explanatory Note

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the U.S. Securities and Exchange Commission on November 6, 2009. This amendment revises the number of issued and outstanding common stock on the cover page on the originally filed Form 10-Q to exclude 8,000,000 warrants held by NRDC Capital Management, LLC, the underlying common stock of which is not currently outstanding.

This Amendment does not affect the original financial statements or footnotes as originally filed. This amendment does not reflect events occurring after the original filing of the Form 10-Q, and does not modify or update the disclosures therein in any way other then as required to reflect the amendment as described above. Accordingly, this Form 10-Q/A should be read in conjunction with the other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q, including any amendments to those filings.

PART II – OTHER INFORMATION

Item 6.      Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

Date: December 16, 2009                                    RETAIL OPPORTUNITY INVESTMENTS CORP.

By:	/s/ STUART A. TANZ
Stuart A. Tanz
Chief Executive Officer

By:	/s/ JOHN B. ROCHE
John B. Roche
Chief Financial Officer