Form 10-K
period 2009-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2010-03-12
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSIONa
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 3 Manhattanville Road Purchase, New York (Address of principal executive offices)	26-0500600 (I.R.S. Employer Identification No.) 10577 (Zip code)

Registrant's telephone number, including area code:
(914) 272-8080

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC
Warrants, exercisable for Common Stock at an exercise price of $12.00 per share	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one Warrant	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common equity held by non affiliates of the registrant as of June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, was $401,166,000 (based on the closing sale price of the registrant's common stock on that date as reported on the NYSE Amex).

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  41,804,675 shares of common stock, par value $0.0001 per share, outstanding as of March 11, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2010 Annual Meeting, to be filed within 120 days after the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RETAIL OPPORTUNITY INVESTMENTS CORP. TABLE OF CONTENTS
Page

PART I	2

Item 1.	Business	2

Item 1A.	Risk Factors	7

Item 1B.	Unresolved Staff Comments	20

Item 2.	Properties	20

Item 3.	Legal Proceedings	20

Item 4.	(Removed and Reserved)	20

PART II	21

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	21

Item 6.	Selected Financial Data	24

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 8.	Financial Statements and Supplementary Data	32

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32

Item 9A.	Controls and Procedures	32

Item 9B.	Other Information	34

PART III	38

Item 10.	Directors, Executive Officers, and Corporate Governance	38

Item 11.	Executive Compensation	38

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38

Item 13.	Certain Relationships, Related Transactions, and Director Independence	38

Item 14.	Principal Accountant Fees and Services	38

PART IV	39

Item 15.	Exhibits and Financial Statement Schedules	39

SIGNATURES	43

- i -

Statements Regarding Forward-Looking Information

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words "believes," "anticipates," "projects," "should," "estimates," "expects," and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").  Actual results may differ materially due to uncertainties including:

•
our ability to identify and acquire retail real estate and real estate-related debt investments that meet our investment standards in our target markets and the time period required for us to acquire our initial portfolio of its target assets;

•	the level of rental revenue and net interest income we achieve from our target assets;

•	the market value of our assets and the supply of, and demand for, retail real estate and real estate-related debt investments in which we invest;

•	the length of the current economic downturn;

•	the conditions in the local markets in which we will operate, as well as changes in national economic and market conditions;

•	consumer spending and confidence trends;

•	our ability to enter into new leases or to renew leases with existing tenants at the properties we acquire at favorable rates;

•	our ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	the competitive landscape impacting the properties we acquire and their tenants;

•	our relationships with our tenants and their financial condition;

•	our use of debt as part of our financing strategy and our ability to make payments or to comply with any covenants under any borrowings or other debt facilities we obtain;

•	the level of our operating expenses, including amounts we are required to pay to our management team and to engage third party property managers;

•	changes in interest rates that could impact the market price of our common stock and the cost of our borrowings; and

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")).

Forward-looking statements are based on estimates as of the date of this report.  We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

In this Annual Report on Form 10-K, unless the context requires otherwise, all references to "our company," "we," "our," and "us" means Retail Opportunity Investments Corp.(f/k/a NRDC Acquisition Corp.) and one or more of our subsidiaries, including our operating partnership.

PART I

Item 1.	Business

The Company

Retail Opportunity Investments Corp., formerly known as NRDC Acquisition Corp., was incorporated in Delaware on July 10, 2007 for the purpose of acquiring through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more assets or control of one or more operating businesses.  On August 7, 2009, we entered into the Framework Agreement (the "Framework Agreement") with NRDC Capital Management, LLC, which, among other things, sets forth the steps to be taken by us to continue our business as a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2010.  On October 20, 2009, our stockholders and warrantholders approved each of the proposals presented at the special meetings of stockholders and warrantholders, respectively, in connection with the transactions contemplated by the Framework Agreement (the "Framework Transactions"), including to provide that the consummation of substantially all of the Framework Transactions also constitutes a business combination under our second amended and restated certificate of incorporation, as amended (our "certificate of incorporation").

Following the consummation of the Framework Transactions on October 20, 2009, our business has been primarily focused on investing in, acquiring, owning, leasing, repositioning and managing a diverse portfolio of necessity-based retail properties, including, primarily, well located community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores.  Although not our primary focus, we may also acquire other retail properties, including power centers, regional malls, lifestyle centers and single-tenant retail locations, that are leased to national, regional and local tenants.  We target properties strategically situated in densely populated, middle and upper income markets in the eastern and western regions of the United States.  In addition, we may supplement our direct purchases of retail properties with first mortgages or second mortgages, mezzanine loans, bridge or other loans and debt investments related to retail properties, which are referred to collectively as "real estate-related debt investments," in each case provided that the underlying real estate meets our criteria for direct investment.  Our primary focus with respect to real estate-related debt investments is to capitalize on the opportunity to acquire control positions that will enable us to obtain the asset should a default occur.  These properties and investments are referred to as our target assets.  We are organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, our wholly-owned subsidiary, serves as the general partner of, and we conduct substantially all of our business through, our operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (our "operating partnership"), and its subsidiary.

Acquisitions; Subsequent Events

On December 22, 2009, we acquired a shopping center located in Paramount, Los Angeles County, California (the "Paramount Property") for $18.1 million.  The Paramount Property is a 95,000 square foot, recently renovated, shopping center with an overall occupancy rate of approximately 95.0%.  The Paramount Property has three major anchor tenants, Fresh & Easy Neighborhood Market (Tesco), Rite Aid and T.J. Maxx.  The Paramount Property, which complements our acquisition strategy, is located in a densely populated area, with approximately 215,000 people living within a five-mile radius of the Paramount Property.

On January 26, 2010, we acquired a shopping center located in Santa Ana, California (the "Santa Ana Property"), for a purchase price of approximately $17.3 million.  The Santa Ana Property is a shopping center of approximately 100,306 square feet, with an overall occupancy rate of approximately 91.0%.  The Santa Ana Property has two major anchor tenants, including Food 4 Less and FAMSA Furniture Store.  The Santa Ana Property is located in a densely populated area, with over 660,000 people living within a five-mile radius.

On February 1, 2010, we acquired a shopping center located in Kent, Washington (the "Meridian Valley Property"), for an aggregate purchase price of approximately $7.1 million.  The Meridian Valley Property is a fully leased shopping center of approximately 51,566 square feet, anchored by a QFC (Kroger) Grocery store.  The Meridian Valley Property is located in a densely populated area, with over 180,000 people living within a five-mile radius.

On February 2, 2010, we completed the acquisition of the Phillips Ranch Shopping Center, a neighborhood center located in Pomona, California (the "Phillips Ranch Property"), for an aggregate purchase price of approximately $7.4 million, a portion of the proceeds of which was used to extinguish an existing $18.5 million deed of trust on the Phillips Ranch Property.  The Phillips Ranch Property was acquired by ROIC Phillips Ranch, LLC, pursuant to a purchase and sale agreement, dated February 2, 2010, by and among CMP Phillips Associates, LLC and MCC Phillips, LLC (the "Phillips Ranch Seller"), as seller, and ROIC Phillips Ranch, LLC, as purchaser.  Our operating partnership holds a 99.97% and MCC Realty III, LLC, an affiliate of the Phillips Ranch Seller, a 0.03% Class A membership interest in ROIC Phillips Ranch, LLC.  The Phillips Ranch Property is a 125,554 square foot neighborhood center.

On December 15, 2009, we entered into a purchase and sale agreement with PBS Associates, LLC (the "Aurora Seller") to acquire a property known as the Aurora Shopping Center, located in Seattle, Washington.  The estimated total purchase price was to be $23 million which included the Company assuming $2.5 million of the Aurora Seller's obligation on an existing loan.  In accordance with the terms of this agreement, $0.5 million was deposited into an interest-bearing escrow account with the Title Company during January 2010.  On January 20, 2010, there was an amendment to the agreement dated December 15, 2009 to reduce the total purchase price to $22.9 million.

On March 11, 2010, we completed the acquisition of a shopping center located in Lake Stevens, Snohomish County, Washington (the "Lake Stevens Property"), for an aggregate purchase price of approximately $16.2 million.  The Lake Stevens Property is a shopping center of approximately 74,130 square feet, is 100% occupied and anchored by Haggen Food & Pharmacy.  The Lake Stevens Property is located in an area with over 96,000 people within a five mile radius having an average household income of approximately $79,000.

Investment Strategy

We believe that the current market environment in the retail real estate sector presents a significant and growing opportunity to acquire assets from owners and to aggressively reposition and manage the assets to profitable returns, offering us the potential to achieve attractive risk adjusted returns for our stockholders over time primarily through dividends and secondarily through capital appreciation.  To identify attractive opportunities within our target assets, we rely on the expertise and experience of our management team.  We utilize our management team's extensive contacts in the U.S. real estate market to source investment opportunities, in particular through access to both distressed and more conventional sellers such as banks, institutions, REITs, property funds, other companies and private investors.

In implementing our investment strategy, we utilize our management team's expertise in identifying undervalued real estate and real estate-related debt investments with a focus on the retail sector.  We believe that the key factors to determining current value and future growth potential include the ability to identify the fundamental qualities of an individual asset, understand the inherent strengths and weaknesses of a market, utilize local market knowledge to identify sub-market drivers and trends, and understand how to mitigate appropriate risks prior to the acquisition of an asset.  We seek to target assets where our management team believes there is an opportunity to lease-up vacant space, renew or release expiring leases and take advantage of economies of scale achieved in the management and leasing of properties acquired and developed within our target markets, and redesign and reposition properties that maximize rental revenues and property potential.  We believe that our management team's, acquisition process and operational expertise provides us with the capability to identify and properly underwrite investment opportunities.

We also believe that in the current market, we may have opportunities to acquire properties from sellers not able to refinance maturing debt as well as acquire properties arising out of foreclosure sales or owned by lenders following foreclosures.  In addition, we may find opportunities to acquire properties with deferred capital expenditures, design flaws or other perceived risks, such as tenancy issues or near-term lease expirations.  Further, we may find opportunities in incomplete projects held by undercapitalized and/or defaulting developers or partially leased complexes with inexperienced management unable to achieve market occupancy.

With respect to real estate-related debt investments, our primary focus is opportunities to acquire control positions that will enable us to obtain the asset should a default occur, provided that the underlying real estate meets our criteria for direct investment.

Our aim is to seek to provide a diversification of asset classes, tenant exposures, lease terms and locations as our portfolio expands.  In order to capitalize on the changing sets of investment opportunities that may be present in the various points of an economic cycle, we may expand or refocus our investment strategy by emphasizing investments in different parts of the capital structure and different areas of the real estate sector.  Our investment strategy may be amended from time to time, if approved by our board of directors.  We are not required to seek stockholder approval when amending our investment strategy.

Our Operating Strategy

Enhancing rental and capital growth of real estate assets through active asset management

We intend to directly manage the condition of our retail properties and their relative attractiveness to tenants.  We believe that the value of the real estate assets that we invest in should be relatively better able to withstand market downturns, and well placed to benefit from upwards valuations when the cycle recovers.

Our intention is to improve income profiles and add value to our real estate portfolio through our management team's proven asset management techniques, which include:

•	Understanding tenants' needs, and restructure leases, for example, remove tenant break clauses to extend lease terms;

•
Seeking opportunities to increase the likelihood of tenants remaining in occupancy when lease expirations occur by enhancing the experience of occupying a particular property wherever possible, for instance by improving parking and facilities;

•	Making cost effective cosmetic and functional improvements; and

•	Monitoring expenses and prudently carrying out capital expenditures.

Repositioning and Management of Real Estate Assets

We follow an approach of renovating, re-merchandising and re-tenanting real estate assets to their highest operating efficiency:

•	Renovation. Renovate assets from unappealing strip malls to visually and functionally attractive retail centers that draw stable tenants and loyal consumers;

•	Re-merchandising. Position the property to meet the needs of consumers, while creating a complementary offering of tenant merchandise;

•	Re-tenanting. Utilize existing relationships with tenants to sign leases that optimize stable income patterns, high occupancy, tenant flexibility and opportunities for rent growth; and

•
Property and Risk Management.  Employ internal controls to achieve predictable revenues, monitor expenses and prudently carry out capital expenditures, ensuring short-term cash flows and long-term value.

Dispositions

There were no real estate dispositions during 2009.

Our Financing Strategy

During 2009, we did not incur any financing in connection with our operations or the acquisition of property.  We purchased our property for cash.  In the future, we intend, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio.  We intend to use traditional forms of financing, including mortgage financing and credit facilities.  In addition, in connection with the acquisition of properties, we may assume all or a portion of the existing debt on such properties.

Business Segments

We operate in one industry segment which involves, investing in, acquiring, owning, and managing commercial real estate in the United States.  Accordingly, we believe we have a single reportable segment for disclosure purposes.

Regulation

The following discussion describes certain material U.S. federal laws and regulations that may affect our operations and those of our tenants.  However, the discussion does not address state laws and regulations, except as otherwise indicated.  These state laws and regulations, like the U.S. federal laws and regulations, could affect our operations and those of our tenants.

Generally, real estate properties are subject to various laws, ordinances and regulations.  Changes in any of these laws or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act, increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on the properties.  In addition, laws affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of real estate property sites or other impairments to operations, which would adversely affect our cash flows from operating activities.

Under the Americans with Disabilities Act of 1990 (the "Americans with Disabilities Act") all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons.  A number of additional U.S. federal, state and local laws also exist that may require modifications to properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons.  Noncompliance with the Americans with Disabilities Act could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature and in substantial capital expenditures.  To the extent our properties are not in compliance, we may incur additional costs to comply with the Americans with Disabilities Act.

Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

Environmental Matters

Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at or emanating from such property.  Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases.  Certain of these laws have been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility.  The failure to properly remediate the property may also adversely affect the owner's ability to lease, sell or rent the property or to borrow funds using the property as collateral.

In connection with the ownership, operation and management of our current properties and any properties that we may acquire and/or manage in the future, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property.  In order to assess the potential for such liability, we conduct an environmental assessment of each property prior to acquisition and manage our properties in accordance with environmental laws while we own or operate them.  All of our leases contain a comprehensive environmental provision that requires tenants to conduct all activities in compliance with environmental laws and to indemnify the owner for any harm caused by the failure to do so.  In addition, we have engaged qualified, reputable and adequately insured environmental consulting firms to perform environmental site assessments of our properties and are not aware of any environmental issues that are expected to have materially impacted the operations of any property.

Competition

We believe that competition for the acquisition, operation and development of retail properties is highly fragmented.  We compete with numerous owners, operators and developers for acquisitions and development of retail properties, including institutional investors, other REITs and other owner-operators of community and neighborhood shopping centers, some of which own or may in the future own properties similar to ours in the same markets in which our properties are located.  We also face significant competition in leasing available space to prospective tenants at our operating and development properties.  Recent economic conditions have caused a greater than normal amount of space to be available for lease generally and in the markets in which our properties are located.  The actual competition for tenants varies depending upon the characteristics of each local market (including current economic conditions) in which we own and manage property.  We believe that the principal competitive factors in attracting tenants in our market areas are location, demographics, price, the presence of anchor stores and the appearance of properties.

Many of our competitors are substantially larger and have considerably greater financial, marketing and other resources than we do.  Other companies may raise significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for opportunities to acquire assets.  In the future, competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell.  Further, as a result of their greater resources, such entities may have more flexibility than we do in their ability to offer rental concessions to attract tenants.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants' leases expire.

Employees

As of December 31, 2009, we had six employees, including four executive officers, two of whom are also members of our board of directors.  Our Executive Chairman is affiliated with other entities, including NRDC Real Estate Advisors, LLC and National Realty & Development Corp.  Our Executive Chairman has entered into an employment agreement with us under which he has agreed that, during the period that he remains the Executive Chairman, he will not, nor will he permit any company under his control, to acquire or make any controlling equity investment in any retail property that is at least 70% occupied and otherwise fits our investment criteria, unless he first presents the opportunity to us for purchase.  This commitment is not intended to extend to acquisitions or controlling investments in non-U.S. properties or national, regional or local retailers.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the "SEC").  You may obtain copies of these documents by visiting the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a Website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Our Website is www.roireit.net.  Our reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports are available free of charge on our Website as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.  The contents of our Website are not incorporated by reference herein.

Item 1A.          Risk Factors

Risks Related to Our Business and Operations

We operate in a highly competitive market and competition may limit our ability to acquire desirable assets.

We operate in a highly competitive market.  Our profitability depends, in large part, on our ability to acquire our target assets at favorable prices and on trends impacting the retail industry in general, national, regional and local economic conditions, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  Many of our competitors are substantially larger and have considerably greater financial, marketing and other resources than we do.  Other companies may raise significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for opportunities to acquire assets.

We may change any of our strategies, policies or procedures without stockholder consent, which could adversely affect our business.

We may change any of our strategies, policies or procedures with respect to acquisitions, asset allocation, growth, operations, indebtedness, financing strategy and distributions, including those related to maintaining our REIT qualification, at any time without the consent of our stockholders, which could result in making acquisitions that are different from, and possibly riskier than, the types of acquisitions described in this Annual Report on Form 10-K.  A change in our strategy may increase our exposure to real estate market fluctuations, financing risk, default risk and interest rate risk.  Furthermore, a change in our asset allocation could result in us making acquisitions in asset categories different from those described in this Annual Report on Form 10-K.  These changes could adversely affect our financial condition, results of operations, the market price of our common stock or warrants and our ability to make distributions to the stockholders.

Our executive officers and directors are subject to potential conflicts of interest.

Our executive officers and directors face conflicts of interest.  Except for Messrs. Tanz, Roche and Schoebel, none of our executive officers or directors are required to commit his full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.  In addition, except for Messrs. Tanz, Roche and Schoebel, each of our executive officers and directors is engaged in several other business endeavors and they are not obligated to contribute any specific number of hours per week to our affairs.  In the course of their other business activities, our executive officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated.  They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

As a result of multiple business affiliations, our executive officers and directors may have legal obligations relating to presenting opportunities to acquire one or more properties, portfolios or real estate-related debt investments to other entities.  In addition, conflicts of interest may arise when our board of directors evaluates a particular opportunity.  Subject to the limitations described in the employment agreements applicable to Messrs. Tanz, Roche, Schoebel and Richard Baker, our executive officers and directors may present such opportunities to the other entities to which they owe a pre-existing fiduciary duty before presenting such opportunities to us.

We have limited operating history and may not be able to successfully operate our business or generate sufficient revenue to make or sustain distributions to our stockholders.

We commenced operations upon consummation of the Framework Transactions on October 20, 2009.  We cannot assure you that we will be able to operate our business successfully or implement our policies and strategies as described in this Annual Report on Form 10-K.  Our ability to provide attractive risk adjusted returns to our stockholders over time is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either.`  There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders.

Capital markets and economic conditions can materially affect our financial condition and results of operations and the value of our assets.

There are many factors that can affect the value of our assets, including the state of the capital markets and economy.  We are currently in an economic recession which has negatively affected consumer spending and retail sales, which has adversely impacted the performance and value of retail properties in most regions in the United States.  In addition, compared to the first half of 2007, the number of banks advancing new loans against U.S. commercial property has fallen substantially and that decline, together with a tightening of lending policies, has resulted in a significant contraction in the amount of debt available to fund retail properties.

These conditions have contributed to volatility of unprecedented levels.  Although we will factor in these conditions in acquiring our target assets, our long term success depends in part on improving economic conditions and the eventual return of a stable and dependable financing market for retail real estate.  If market conditions do not eventually improve, our financial condition and results of operations and the value of our common stock will be adversely affected.

Bankruptcy or insolvency of tenants may decrease our revenues and available cash.

In the face of the current difficult economic conditions tenant bankruptcies are on the rise compared to recent prior periods and we anticipate that additional tenants may declare bankruptcy or become insolvent in the future.  In the case of many retail properties, the bankruptcy or insolvency of a major tenant could cause us to suffer lower revenues and operational difficulties, and could allow other tenants to exercise so-called "kick-out" clauses in their leases and terminate their lease or reduce their rents prior to the normal expiration of their lease terms.  As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of net income and funds available for the payment of indebtedness or for distribution to stockholders.

Inflation or deflation may adversely affect our financial condition and results of operations.

Increased inflation could have a pronounced negative impact on our mortgages and interest rates and general and administrative expenses, as these costs could increase at a rate higher than our rents.  Inflation could also have an adverse effect on consumer spending which could impact our tenants' sales and, in turn, our percentage rents, where applicable.  Conversely, deflation could lead to downward pressure on rents and other sources of income.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

The Americans with Disabilities Act generally requires that a public building be made accessible to disabled persons.  Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants.  If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to stockholders.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements.  If we fail to comply with these requirements, we could incur fines or private damage awards.  We do not know whether compliance with the requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

We expect to acquire additional properties and this may create risks.

We expect to acquire additional properties consistent with our investment strategies.  We may not, however, succeed in consummating desired acquisitions on time or within budget.  In addition, we may face competition in pursuing acquisition opportunities that could increase our costs.  When we do pursue a project or acquisition, we may not succeed in leasing newly acquired properties at rents sufficient to cover our costs of acquisition or in operating the businesses we acquired.  Difficulties in integrating acquisitions may prove costly or time-consuming and could result in poorer than anticipated performance.  We may also abandon acquisition opportunities that we have begun pursuing and consequently fail to recover expenses already incurred.  Furthermore, acquisitions of new properties will expose us to the liabilities of those properties, some of which we may not be aware of at the time of acquisition.

Factors affecting the general retail environment could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our shopping centers, and in turn, adversely affect us.

We expect our properties and our real estate-related debt investments to be focused on the retail real estate market.  This means that we will be subject to factors that affect the retail environment generally, including the level of consumer spending and consumer confidence, the threat of terrorism and increasing competition from online retail websites and catalog companies.  We believe that retail real estate assets are currently exhibiting distress with weak fundamentals and a smaller and more conservative available capital pool.  Consumers are spending less money, many tenants are credit impaired, rents are in decline, capitalization rates are expanding and transaction volume is down significantly.  These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our shopping centers, and in turn, adversely affect us.

As a result of current economic conditions, we may be limited in our ability to obtain financing on favorable terms.

After we invest the funds released to us from the trust account established in connection with our initial public offering (the "Trust Account") upon consummation of the Framework Transactions, we expect to depend primarily on external financing to fund the growth of our business.  Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally.  As a result of current economic conditions, we may be limited in our ability to obtain financing on favorable terms and there can be no assurances as to when financing conditions will improve.

We do not have a formal policy limiting the amount of debt we may incur and our board of directors may change our leverage policy without stockholder consent, which could result in a different risk profile.

Although we are not required to maintain any particular leverage ratio, we intend, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio.  The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets.  Our certificate of incorporation will not limit the amount of indebtedness we can incur.  Our board of directors may change our leverage policies at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile.

Your investment return may be reduced if we are required to register as an investment company under the 1940 Act; if we are required to register under the 1940 Act, we will not be able to continue our business.

We conduct our operations so that neither we, nor our operating partnership nor any of our future other subsidiaries, are required to register as investment companies under the 1940 Act.  Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities.  Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the "40% test."  Excluded from the term "investment securities," among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.  Accordingly, under Section 3(a)(1) of the 1940 Act, in relevant part, a company is not deemed to be an "investment company" if:  (i) it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or (ii) it neither is engaged nor proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire "investment securities" having a value exceeding 40% of the value of its total assets on an unconsolidated basis.  We believe that we and our operating partnership (which is initially wholly owned by us) will not meet either of the above definitions of investment company as we invest primarily in real property.  We expect that a majority of our subsidiaries will be wholly or majority owned by us and will have at least 60% of their assets in real property.  As these subsidiaries would be investing either solely or primarily in real property, they themselves would be outside of the definition of "investment company" under Section 3(a)(1) of the 1940 Act.  As we are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business through its wholly or majority owned subsidiaries, both we and our operating partnership conduct our operations so that we and our operating partnership comply with the 40% test.  We also do not believe that we will be considered to be an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourself out as being engaged primarily in the business of investing, reinvesting or trading in securities.  Rather, we will be primarily engaged in the non-investment company businesses of our subsidiaries.  We will monitor our holdings to ensure continuing and ongoing compliance with this test.

In the event that the value of investment securities held by the subsidiaries of our operating partnership were to exceed 40%, we expect our subsidiaries to be able to rely on the exclusion from the definition of "investment company" provided by Section 3(c)(5)(C) of the 1940 Act.  Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in "mortgage and other liens on and interests in real estate," which we refer to as qualifying assets and at least 80% of its assets in qualifying assets and other real estate- related assets.  The remaining 20% of the portfolio can consist of miscellaneous assets.  What we buy and sell is therefore limited to these criteria.  How we determine to classify our assets for purposes of the 1940 Act will be based in large measure upon no-action letters issued by the SEC staff and other SEC interpretive guidance.  No assurance can be given that the SEC staff will concur with our classification of our assets.  Future revisions to the 1940 Act or further guidance from the SEC or its staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy.  Such changes may prevent us from operating our business successfully.

To ensure that neither we, nor our operating partnership nor subsidiaries are required to register as an investment company, each entity may be unable to sell assets they would otherwise want to sell and may need to sell assets they would otherwise wish to retain.  In addition, we, our operating partnership or our other future subsidiaries may be required to acquire additional assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire.  Although we, our operating partnership and our other future subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to maintain an exclusion from registration as an investment company.  If we, our operating partnership or our other subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity.  In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Increasing vacancy rates for retail property assets resulting from recent disruptions in the financial markets and deteriorating economic conditions could adversely affect the value of the retail property assets we acquire.

We depend upon tenants for a majority of our revenue from real property investments.  Recent disruptions in the financial markets and deteriorating economic conditions have resulted in a trend toward increasing vacancy rates for certain classes of commercial property, including retail properties, due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space.  Business failures and downsizings have led to reduced consumer demand for retail products and services, which in turn has led to retail business failures or downsizings and reducing demand for retail space.  Reduced demand for retail space could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property.  The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain of the retail properties we may acquire and such properties could experience higher levels of vacancy than anticipated at the time of our acquisition of such properties.  The value of our retail property investments could decrease below the amounts we paid for such properties.  Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent.  We incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant.  The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

Real estate investments' value and income fluctuate due to conditions in the general economy and the real estate business, which may affect our ability to service our debt and expenses.

The value of real estate fluctuates depending on conditions in the general and local economy and the real estate business.  These conditions may also limit our revenues and available cash.  The rents we receive and the occupancy levels at our properties may decline as a result of adverse changes in conditions in the general economy and the real estate business.  If rental revenues and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to our stockholders.  In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline.

It may be difficult to buy and sell our real estate quickly, which may limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

Real estate investments are relatively difficult to buy and sell quickly.  Consequently, we may have limited ability to vary our portfolio promptly in response to changes in economic or other conditions.

We depend on leasing space to tenants on economically favorable terms and collecting rent from tenants, some of whom may not be able to pay.

Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms.  In addition, if a substantial majority of our income comes from renting of real property, our income, funds available to pay indebtedness and funds available for distribution to our stockholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain occupancy levels on favorable terms.  If a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and may incur substantial legal costs.

Some of our properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of or a store closure by one or more of these tenants.

Regional malls are typically anchored by department stores and other large, nationally recognized tenants.  The value of some of the retail properties we acquire could be adversely affected if these tenants fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations.  Department store and larger store, also referred to as "big box," consolidations typically result in the closure of existing stores or duplicate or geographically overlapping store locations.  We will not control the disposition of those department stores or larger stores nor will we control the vacant space that is not re-leased in those stores.  Other tenants may be entitled to modify the terms of their existing leases in the event of such closures.  The modification could be unfavorable to us as the lessor and could decrease rents or expense recovery charges.  Additionally, major tenant closures may result in decreased customer traffic which could lead to decreased sales at other stores.  If the sales of stores operating in our properties were to decline significantly due to closing of anchors, economic conditions or other reasons, tenants may be unable to pay their minimum rents or expense recovery charges.  In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

Our Common Area Maintenance (CAM) contributions may not allow us to recover the majority of our operating expenses from tenants, which may reduce operating cash flow from our properties.

CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs and security costs.  We may acquire properties with leases with variable CAM provisions that adjust to reflect inflationary increases or leases with a fixed CAM payment methodology which fixes our tenants' CAM contributions.  With respect to both variable and fixed payment methodologies, the amount of CAM charges we bill to our tenants may not allow us to recover or pass on all these operating expenses to tenants, which may reduce operating cash flow from our properties.

We may incur costs to comply with environmental laws.

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety.  Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property.  The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination.  These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release.  The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral.  Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air.  The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls ("PCBs") and underground storage tanks are also regulated by federal and state laws.  We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals.  We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure to contamination at or from our properties.  Identification of compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to us.

Our investments in mezzanine loans are generally subject to losses, which may result in losses to us.

We may acquire mezzanine loans, which are loans made to property owners that are secured by pledges of the borrower's ownership interests, in whole or in part, in entities that directly or indirectly own the real property.  The key distinction from mortgage loans is that the most senior portion of the loan with the least credit risk is owned by the senior lender.  In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest.  In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan.  In addition, mezzanine loans are by their nature structurally subordinated to more senior property level financings.  If a borrower defaults on our mezzanine loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the property level debt and other senior debt is paid in full.  Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

We may invest in loans to owners of net leased properties and these investments may generate losses.

We may invest in commercial mortgage loans to owners of net leased real estate assets.  A net lease requires the tenant to pay, in addition to the fixed rent, some or all of the property expenses that normally would be paid by the property owner.  The value of our investments and the income from our investments in loans to owners of net leased properties, if any, will depend upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease.  If a tenant fails or becomes unable to so maintain a property, the borrower would have difficulty making its required loan payments to us.  In addition, under many net leases the owner of the property retains certain obligations with respect to the property, including among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease.  If the borrower were to fail to meet these obligations, the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of capital invested in, and anticipated profits from, the property to the borrower and the borrower would have difficulty making its required loan payments to us.  In addition, the borrower may find it difficult to lease property to new tenants that may have been suited to the particular needs of a former tenant.

We may be subject to "lender liability" claims, which may subject us to significant liability, should a claim of this type arise.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed "lender liability."  Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders.  We cannot assure prospective investors that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our assets and harm our operations.

Because we have only recently acquired assets, we are not burdened by the losses experienced by certain of our competitors as a result of the current recession and declines in real estate values.  Although we will take current economic conditions into account in acquiring our target assets, our long term success depends in part on improving economic conditions and the eventual return of a stable and dependable financing market for retail real estate.  If the current economic slowdown persists or worsens, our financial condition and results of operations and the value of our common stock will be adversely affected.

Loss of our key personnel could harm our operations and adversely affect the value of our common stock.

We are dependent on the efforts of our key personnel of our senior management team.  While we believe that we could find replacements for these key personnel, the loss of their services could harm our operations and adversely affect the value of our common stock.

Risks Related to Financing

Our access to financing may be limited and thus our ability to potentially enhance our returns may be adversely affected.

We intend, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio.  To the extent market conditions improve and markets stabilize over time, we expect to increase our borrowing levels.  We currently do not have any commitments for financing.

Our access to private sources of financing will depend upon a number of factors over which we have little or no control, including:

•	general market conditions;

•	the market's view of the quality of our assets;

•	the market's perception of our growth potential;

•	our eligibility to participate in and access capital from programs established by the U.S. government;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our common stock.

The current dislocation and weakness in the capital and credit markets could adversely affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.  In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us.  In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have and may continue to purchase certain properties for cash.  Consequently, depending on market conditions at the relevant time, we may have to rely more heavily on additional equity issuances, which may be dilutive to our stockholders, or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our stockholders and other purposes.  We cannot assure you that we will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause us to curtail our asset acquisition activities and/or dispose of assets, which could negatively affect our results of operations.

Interest rate fluctuations could reduce the income on our investments and increase our financing costs.

Changes in interest rates will affect our operating results as such changes will affect the interest we receive on our floating rate interest bearing investments and the financing cost of our debt, as well as our interest rate swaps that we may utilize for hedging purposes.  Changes in interest rates may also, in the case of our real estate-related debt investments, affect borrower default rates, which may result in losses for us.

Any credit facilities that we may use to finance our assets may require us to provide additional collateral or pay down debt.

We intend, when appropriate, to use traditional forms of financing, including credit facilities.  In the event we utilize such financing arrangements, they would involve the risk that the market value of our assets pledged to the provider of the credit facility may decline in value, in which case the lender may require us to provide additional collateral or to repay all or a portion of the funds advanced.  We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.  Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets.  If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan.  In addition, in the event that the lender files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets.  Such an event could restrict our access to credit facilities and increase our cost of capital.  The providers of credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations.  As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets.  In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.  Currently, we have no credit facilities in place, and there can be no assurance that we will be able to utilize such arrangements on favorable terms, or at all.

We expect that certain of our debt instruments may contain covenants that could adversely affect our financial condition and our acquisitions and development activities.

To the extent we use mortgage financing on our properties, we expect that such mortgages will contain customary covenants and provisions that limit our ability to pre-pay such mortgages before their scheduled maturity date or to transfer the underlying property without lender consent.  In addition, because a mortgage is secured by a lien on the underlying real property, mortgage defaults subject us to the risk of losing the property through foreclosure.  Any unsecured credit facilities, unsecured debt securities and other loans that we may obtain in the future may contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of net operating income to our interest expense, and fixed charges, and that require us to maintain a certain level of unencumbered assets to unsecured debt.  In addition, failure to comply with these covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources.  Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.  Additionally, our ability to satisfy prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against certain risks than is available to us in the marketplace or on commercially reasonable terms.

Risks Related to Our Organization and Structure

We depend on dividends and distributions from our direct and indirect subsidiaries.  The creditors and preferred security holders of these subsidiaries, if any, are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.

Substantially all of our assets are held through our operating partnership that holds substantially all of its properties and assets through subsidiaries.  Our operating partnership's cash flow are dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of our cash flow is dependent on cash distributions to us by our operating partnership.  The future creditors of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary's obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders.  Thus, our operating partnership's ability to make distributions to us and therefore our ability to make distributions to our stockholders will depend on its subsidiaries' ability first to satisfy their obligations to creditors and then to make distributions to our operating partnership.

In addition, our participation in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including trade creditors, are satisfied.

The authorized but unissued shares of preferred stock and the ownership limitations contained in our certificate of incorporation may prevent a change in control.

Our certificate of incorporation authorizes us to issue authorized but unissued shares of preferred stock.  In addition, our board of directors, without stockholder approval, has the authority to issue and classify or reclassify any preferred stock and set the terms of the classified or reclassified shares.  As a result, our board of directors may establish a series of shares of preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interests of our stockholders.

In addition, our certificate of incorporation contains restrictions limiting the ownership and transfer of shares of our common stock and other outstanding shares of capital stock.  The relevant sections of our certificate of incorporation provide that, subject to certain exceptions described below, ownership of shares of our common stock by any person is limited to 9.8% by value or by number of shares, whichever is more restrictive, of our outstanding shares of common stock (the common share ownership limit), and no more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding capital stock (the aggregate share ownership limit).  The common share ownership limit and the aggregate share ownership limit are collectively referred to herein as the "ownership limits."  These provisions will restrict the ability of persons to purchase shares in excess of the relevant ownership limits.

Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.

We intend to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2010.  We have not requested and do not intend to request a ruling from the IRS that we will qualify as a REIT.  The U.S. federal income tax laws governing REITs are complex.  The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Code ("Treasury Regulations") is greater in the case of a REIT that holds assets through a partnership, as we may at some point in the future, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited.  To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of or outstanding shares, and the amount of our distributions.  Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT.  In addition, in order for us to qualify as a REIT for our taxable year ending December 31, 2010, we will be required to have 75% of our total assets invested in qualifying REIT real estate assets, cash, cash items and government securities by March 31, 2010.  No assurance can be given that we will be able to invest the funds released to us from the Trust Account upon the approval of the Framework Transactions in such qualifying assets prior to such date.  Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

If we fail to qualify as a REIT in any taxable year, and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income.  In such a case, we might need to borrow money or sell assets in order to pay our taxes.  Our payment of income tax would decrease the amount of our income available for distribution to our stockholders.  Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our net taxable income to our stockholders.  In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

The stock transfer restrictions in our certificate of incorporation may not be effective as to all stockholders, which could adversely affect our ability to qualify as a REIT.

Under Delaware law, a transfer restriction on a security of a corporation is not binding on the holder thereof unless the holder voted in favor of the restriction.  Unless each of our stockholders voted in favor of the stock transfer restrictions contained in our certificate of incorporation, the transfer restrictions will not be effective against any stockholder that did not affirmatively approve the transfer restrictions or any transferee of such stockholder.  Accordingly, despite certain transfer restrictions in our certificate of incorporation, a transfer of shares of our stock could result in our stock being beneficially owned by less than 100 persons and loss of our REIT qualification.  We intend to monitor the beneficial owners of our stock to ensure that our stock is at all times beneficially owned by more than 100 persons, but no assurance can be given that we will be successful in this regard.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain.  To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we are subject to U.S. federal corporate income tax on our undistributed income.  In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws.  We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% nondeductible excise tax.

Our taxable income may exceed our net income as determined by the U.S. generally accepted accounting principles ("GAAP") because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income.  In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets.  For example, we may be required to accrue interest income on mortgage loans or other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets.  Similarly, some of the debt securities that we acquire may have been issued with original issue discount.  We will be required to report such original issue discount based on a constant yield method.  As a result of the foregoing, we may generate less cash flow than taxable income in a particular year.  To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year.  In that event, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year.

To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.

To qualify as a REIT, we generally must distribute to our stockholders at least 90% of the our net taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our net taxable income each year.  In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.  In order to qualify as a REIT and avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis, or possibly on a long-term basis, to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings.  These borrowing needs could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves or required debt amortization payments.

Even if we qualify as a REIT, we may be required to pay certain taxes.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, franchise, property and transfer taxes, including mortgage recording taxes.  In addition, we may hold some of our assets through taxable subsidiary corporations, including any taxable REIT subsidiaries (“TRSs”).  Any TRSs or other taxable corporations in which we own an interest will be subject to U.S. federal, state and local corporate taxes.  Payment of these taxes generally would reduce our cash flow and the amount available to distribute to our stockholders.

We may choose to pay dividends in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder.  Under IRS Revenue Procedure 2010-12, up to 90% of any such taxable dividend with respect to the taxable years 2010 and 2011 could be payable in our stock.  Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current or accumulated earnings and profits for U.S. federal income tax purposes.  As a result, U.S. stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.  Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution.  If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.  Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock, by withholding or disposing of part of the shares in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed.  In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, such sale may put downward pressure on the trading price of our common stock.

Further, while Revenue Procedure 2010-12 applies only to taxable dividends payable by us in a combination of cash and stock with respect to the taxable years 2010 and 2011, it is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock in later years.  Moreover, various tax aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS.  No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our shares or warrants.

The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 15% (through 2010).  Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 35% maximum U.S. federal income tax rate on ordinary income.  Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our shares of common stock or warrants.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect.  We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively.  We and our stockholders or warrantholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

The failure of a mezzanine loan to qualify as a real estate asset would adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property.  In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test.  Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law.  We may acquire mezzanine loans that do not meet all of the requirements for reliance on this safe harbor.  In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan's treatment as a real estate asset for purposes of the REIT asset and the interest generated by such a loan as qualifying income for purposes of the REIT income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

There may be uncertainties relating to the estimate of our accumulated non-REIT tax earnings and profits, which could result in our failing to qualify as a REIT.

In order to qualify as a REIT for our taxable year ending December 31, 2010, we will be required to distribute to our stockholders prior to the end of such calendar year all of our accumulated non-REIT tax earnings and profits, or E&P, incurred by us prior to such calendar year.  Although we have not yet established any minimum distribution level in respect of 2010, we intend that the regular quarterly dividends we anticipate paying in respect of 2010 will be in sufficient amounts to enable us to satisfy this requirement, as well as our minimum REIT distribution requirements in respect of out 2010 taxable income.  However, our ability to pay distributions is subject to the discretion of our board of directors and the requirements of Delaware law and may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K.  Further, the determination of the amount to be distributed is a complex factual and legal determination.  We may have less than complete information at the time we undertake our analysis or may interpret the applicable law differently than the IRS.  The IRS could also successfully assert that our pre-2010 taxable income should be increased, which would increase our E&P.  Thus, we might fail to satisfy the requirement that we distribute all of our E&P by the close of our first taxable year as a REIT.  Although there are procedures available to cure a failure to distribute all of our E&P, we cannot now determine whether we will be able to take advantage of these procedures (which could result in us failing to qualify as a REIT) nor can we estimate the economic impact that any such steps would cause us to incur.

We could have potential deferred tax liabilities, which could delay or impede future sales of certain of our properties.

Under the Treasury Regulations, if, during the ten-year period beginning on the first day of the first taxable year for which we qualify as a REIT, which is expected to be January 1, 2010, we recognize gain on the disposition of any property that we held as of that date, then, to the extent of the excess of (i) the fair market value of such property as of that date over (ii) our adjusted income tax basis in such property as of that date, we will be required to pay a corporate level U.S. federal income tax on this gain at the highest regular corporate tax rate.  Depending on the timing of our investments and the amount of any appreciation of such investments prior to January 1, 2010, there can be no assurance that a disposition triggering such gain will not occur and, if applicable, these Treasury Regulations could limit, delay or impede sale of our property acquired prior to January 1, 2010.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

We intend to pay quarterly distributions and to make distributions to our stockholders in an amount such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments.  We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K.  All distributions will be made, subject to Delaware law, at the discretion of our board of directors and will depend on our earnings, our financial condition, any debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time.  We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•	the profitability of the assets acquired;

•	our ability to make profitable acquisitions;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

We cannot assure you that we will achieve results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.  In addition, some of our distributions may include a return in capital.

Your ability to exercise your warrants may be limited by the ownership limits contained in the terms of the Warrant Agreement and our certificate of incorporation.

Your ability to exercise your warrants may be limited by the ownership limits contained in the terms of the Warrant Agreement, dated as of October 17, 2009, as amended, between us and Continental Stock Transfer and Trust Company (the "Warrant Agreement"), and our certificate of incorporation.  In particular, to assist us in qualifying as a REIT, ownership of shares of our common stock by any person is limited under the certificate of incorporation, with certain exceptions, to 9.8% by value or by number of shares, whichever is more restrictive, of our outstanding shares of common stock and no more than 9.8% by value or by number of shares, whichever is more restrictive, of our outstanding capital stock.  Moreover, the terms of the warrants limit a holder's ability to exercise warrants to ensure that such holder's Beneficial Ownership or Constructive Ownership, each as defined in our certificate of incorporation, does not exceed the restrictions contained in our certificate of incorporation limiting the ownership of shares of our common stock.  In addition, our certificate of incorporation contains various other restrictions limiting the ownership and transfer of our common stock.  As a result, you may not be able to exercise your warrants if such exercise would cause you to own shares of our common stock in excess of these ownership limits.

You will not be able to exercise your warrants if an effective registration statement is not in place when you desire to do so.

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current.  Under the terms of the Warrant Agreement, we are required to use our best efforts to meet these conditions and to maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants.  However, there can be no assurance that we will be able to do so, and if we do not maintain a current prospectus related to the shares of common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants.  Additionally, we will have no obligation to settle the warrants for cash or "net cash settle" any warrant exercise.  Accordingly, if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

Our warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and dilute the ownership of our existing stockholders.

Outstanding warrants to purchase an aggregate of 49,400,000 shares of our common stock are currently exercisable at an exercise price of $12.00 per share.  The warrant exercise price may be lowered under certain circumstances, including, among others, in our sole discretion at any time prior to the expiration date of the warrants for a period of not less than 20 business days; provided, however, that any such reduction shall be identical in percentage terms among all of the warrants.  These warrants likely will be exercised if the market price of the shares of our common stock equals or exceeds the warrant exercise price.  Therefore, as long as warrants remain outstanding, there will be a drag on any increase in the price of our common stock in excess of the warrant exercise price.  To the extent such warrants are exercised, additional shares of our common stock will be issued, which would dilute the ownership of our existing stockholders.  Further, if these warrants are exercised at any time in the future at a price lower than the book value per share of our common stock, existing stockholders could suffer substantial dilution of their investment, which dilution could increase in the event the warrant exercise price is lowered.  Additionally, if we were to lower the exercise price in the near future, the likelihood of this dilution could be accelerated.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our executive office at 3 Manhattanville Road, Purchase, New York 10577.  The cost for this space is included in the $7,500 per month fee we have agreed to pay NRDC Real Estate Advisors, LLC under the Transitional Shared Facilities and Services Agreement, pursuant to which NRDC Real Estate Advisors, LLC provides us with access to, among other things, their information technology, office space, personnel and other resources necessary to enable us to perform our business.  As of December 31, 2009, we owned one property located in Paramount, Los Angeles County, California.  The following table provides information regarding our property.

Property	Year Renovated	Year Completed	Year Acquired	Gross Leasable Sq. Feet	Acres(1)	Number of Tenants	% Leased	Principal Tenant
Los Angeles, CA	2009	1966	2009	95,000	6.31	11	95%	Fresh & Easy, Rite Aid and T.J. Maxx

(1)           Includes Land

The following table sets forth a summary schedule of the annual lease expirations for leases in place at December 31, 2009.

Year of Expiration	Number of Leases Expiring	Square Footage	Minimum Base Rentals	Base Rent%
2010	1	3,290	$64,473	3.7%
2011	—	—	—	—
2012	4	7,905	171,702	9.7%
2013	—	—	—	—
2014	1	11,750	141,000	8.0%
Thereafter	5	66,907	1,386,192	78.6%
Total	11	89,852	$1,763,367	100.0%

Item 3.	Legal Proceedings

Upon consummation of the Framework Transactions, the shareholders no longer have rescission rights.  There is no litigation currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market ("NASDAQ") under the symbol "ROIC."  Prior to November 3, 2009, our common stock traded on the NYSE Amex under the symbol "NAQ."  The following table sets forth, for the period indicated, the high and low sales price for our common stock as reported by the NASDAQ and the NYSE Amex, as applicable, and the per share dividends declared:

Period	High	Low	Dividends Declared
2008
First Quarter	$9.40	$9.01	$—
Second Quarter	$9.47	$9.10	$—
Third Quarter	$9.46	$8.95	$—
Fourth Quarter	$9.34	$8.55	$—
2009
First Quarter	$9.64	$9.15	$—
Second Quarter	$9.72	$9.52	$—
Third Quarter	$11.04	$9.68	$—
Fourth Quarter	$10.76	$10.01	$—

On March 10, 2010, the closing price of our common stock as reported by the NASDAQ was $10.30.

We have not paid any dividends on our common stock to date.  We intend to make regular quarterly distributions to holders of our common stock.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  We intend to pay regular quarterly dividends to stockholders in an amount not less than our net taxable income, if and to the extent authorized by our board of directors.  Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on debt.  If our cash available for distribution is less than its net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

As of December 31, 2009, 100% of the outstanding interests in our operating partnership were owned by us.

Holders

As of March 11, 2010, we had 10 registered holders.  Such information was obtained through our registrar and transfer agent.

Stockholder Return Performance

The following graph compares the cumulative total return on our common stock with that of the Standard and Poor's 500 Stock Index ("S&P 500 Index") and the National Association of Real Estate Investment Trusts Equity Index ("NAREIT Equity Index") from October 23, 2007 (the date that our common stock began to trade publicly) through December 31, 2009.  We believe that such comparison with the NAREIT Equity Index, as opposed to a comparison with Alternative Asset Management Acquisition Corp., as in the previous year, is more appropriate to reflect the actions we have taken to continue our business as a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2010.  In addition, on August 5, 2009 Alternative Asset Management Acquisition Corp. was delisted from the NYSE Amex. The stock price performance graph assumes that an investor invested $100 in each of us and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of our shares of common stock.

	Period Ending
Index	10/30/07	12/31/07	12/31/08	12/31/09
Retail Opportunity Investments Corp..	100.00	100.44	100.22	110.51
S&P 500	100.00	96.67	60.90	77.02
FTSE NAREIT Equity REITs	100.00	87.33	54.38	69.60
Alternative Asset Management Acquisition Corp.	100.00	100.22	101.20	-

Except to the extent that we specifically incorporate this information by reference, the foregoing Stockholder Return Performance information shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act.  This information shall not otherwise be deemed filed under such acts.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2009, we adopted the 2009 Plan.  (For a description of the 2009 Plan, see Note 7 to the consolidated financial in this Annual Report on Form 10-K.)

The following table presents certain information about our equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	235,000	$10.25	3,480,000
Equity compensation plans not approved by stockholders	-	-	-
Total	235,000	$10.25	3,480,000

Unregistered Sales of Equity Securities and Use of Proceeds

None of our securities sold by us within the past three years were not registered under the Securities Act.

On October 23, 2007, we consummated a private placement of 8,000,000 warrants with NRDC Capital Management, LLC, an entity owned and controlled by certain of our executive officers and directors, and our initial public offering of 41,400,000 units, including 5,400,000 units pursuant to the underwriters' over-allotment option.  We received net proceeds of approximately $384 million and also received $8 million of proceeds from the private placement sale of 8,000,000 insider warrants to NRDC Capital Management, LLC.  Banc of America Securities, LLC served as the sole bookrunning manager for our initial public offering.  The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-144871).  The SEC declared the registration statement effective on October 17, 2007.

Upon the closing of the initial public offering and private placement, $406.5 million including $14.5 million of the underwriters' discounts and commissions was held in the Trust Account and invested in U.S. "government securities" within the meaning of Section 2(a)(16) of the 1940 Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act until the earlier of (i) the consummation of our initial "business combination" and (ii) our liquidation.  On October 20, 2009, we consummated the Framework Transactions, which constituted our initial business combination.  Stockholders representing an aggregate of 5,325 shares of common stock that we issued in our initial public offering elected to exercise conversion rights, while holders representing an aggregate of 41,394,675 shares we issued in our initial public offering did not exercise conversion rights, resulting in such shares remaining outstanding upon completion of the Framework Transactions.  As a result, we had approximately $405 million released to us (after payment of deferred underwriting fees) from the Trust Account established in connection with our initial public offering to invest in our target assets and to pay expenses arising out of the Framework Transactions.

As of December 31, 2009, we have applied approximately $5.6 million of the net proceeds of the initial public offering and the private placement toward consummating a "business combination," including the Framework Transactions and paid approximately $18.1 million to acquire the Paramount Property.  For more information see Item 2, "Properties" in this Annual Report on Form 10-K.

No portion of the proceeds of the initial public offering was paid to directors, officers or holders of 10% or more of any class of our equity securities or their affiliates.

Item 6.	Selected Financial Data

The following selected financial and operating information should be read in conjunction with "Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations" and our financial statements, including the notes, included elsewhere herein.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from July 10, 2007 (inception) to December 31, 2007
Statement of Income Data:
Base rents	$45,736	$—	$—
Operating expenses	11,385,270	1,566,294	672,187
Operating loss	(11,339,534)	(1,566,294)	(672,187)
Interest income	1,705,421	5,563,075	3,359,023
(Loss) Income before provision for income taxes	(9,634,113)	3,996,781	2,686,836
(Benefit) Provision for Income taxes	(268,343)	1,358,906	952,634
Net (loss) income for period	$(9,365,770)	$2,637,875	$1,734,202
Weighted average shares outstanding Basic and diluted:	49,734,703	51,750,000	27,198,837
(Loss) earnings per share Basic and diluted	$(0.19)	$0.05	$0.06

Balance Sheet Data:
Net Real Estate investments, net	$16,544,905	$—	$—

Investments held in trust	$—	$396,804,576	$395,323,737

Investments held in trust from underwriter	$—	$14,490,000	$14,490,000

Cash	$383,217,881	$4,222	$198,570

Total assets	$403,873,513	$412,387,958	$410,273,506

Total liabilities	$5,678,738	$15,723,332	$16,266,860

Common stock subject to redemption	$—	$117,590,055	$117,590,055

Total stockholders' equity .	$398,194,775	$279,074,571	$276,416,591

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Retail Opportunity Investments Corp.  Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.  The company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws.  For a complete discussion of forward-looking statements, see the section in this Annual Report on Form 10-K entitled "Statements Regarding Forward-Looking Information."  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a discussion of such risk factors, see the section in this Annual Report on Form 10-K entitled "Risk Factors."

Overview

The company was formed on July 10, 2007 as a special purpose acquisition corporation for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination, one or more assets or control of one or more operating businesses.

Through October 19, 2009, our efforts have been limited to organizational activities and activities relating to our initial public offering; we had neither engaged in any operations nor generated any revenues.

On October 20, 2009, we completed the transactions contemplated by the Framework Agreement.  We intend to continue our business as a REIT that invests in, acquires, owns, leases, repositions and manages a diverse portfolio of necessity-based retail properties, including, primarily, well located community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores.  Although not our primary focus, we may also acquire other retail properties, including power centers, regional malls, lifestyle centers and single-tenant retail locations, that are leased to national, regional and local tenants.  We will target properties strategically situated in densely populated, middle and upper income markets in the eastern and western regions of the United States.  In addition, we may supplement our direct purchases of retail properties with first mortgages or second mortgages, mezzanine loans, bridge or other loans and debt investments related to retail properties, which are referred to collectively as "real estate-related debt investments," in each case provided that the underlying real estate meets our criteria for direct investment.  Our primary focus with respect to real estate-related debt investments is to capitalize on the opportunity to acquire control positions that will enable it to obtain the asset should a default occur.  The properties and investments we will target are referred herein as our target assets.

On December 22, 2009, we acquired a property located in Paramount, California.  The property is a 95,000 square foot, recently renovated, shopping center with an overall occupancy rate of approximately 95.0%.  The property has three major anchor tenants, including Fresh & Easy Neighborhood Market (Tesco), Rite Aid and T.J. Maxx.  The property, which complements our acquisition strategy, is located in a densely populated area, with approximately 215,000 people living within a five-mile radius of the property.

FORWARD-LOOKING STATEMENTS

This Item 7 includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements, other than statements of historical facts, included in this Item 7 that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate.  Such statements are subject to a number of assumptions, risks and uncertainties, including, among other things, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company.  Many of these risks are discussed in Item 1A. Risk Factors.  Any forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

Factors Impacting Our Operating Results

Following consummation of the Framework Transactions, the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the following:

•
Our ability to identify and acquire retail real estate and real estate-related debt investments that meet our investment standards and the time period required for us to acquire our initial portfolio of our target assets;

•	The level of rental revenue and net interest income we achieve from our target assets;

•	The market value of our assets and the supply of, and demand for, retail real estate and real estate-related debt investments in which we invest;

•	The length of the current economic downturn;

•	The conditions in the local markets in which we will operate, as well as changes in national economic and market conditions;

•	Consumer spending and confidence trends;

•	Our ability to enter into new leases or to renew leases with existing tenants at the properties we acquire at favorable rates;

•	Our ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	The competitive landscape impacting the properties we acquire and their tenants;

•	Our relationships with our tenants and their financial condition;

•	Our use of debt as part of our financing strategy and our ability to make payments or to comply with any covenants under any borrowings or other debt facilities we obtain;

•	The level of our operating expenses, including amounts we are required to pay to our management team and to engage third party property managers and loan servicers; and

•	Changes in interest rates that could impact the market price of our common stock and the cost of our borrowings.

Reporting on Operating Results

We held the newly acquired property for ten days during 2009 with minimal operational income and expenditures.  As a result, we determined the reporting of Funds from Operations ("FFO") to not be useful to our investors and other interested parties to evaluate our performance.  We intend to provide a complete report for 2010 consistent with the manner in which most public equity REITs report their operating results.  We believe that FFO, which is a non-GAAP financial measure, will provide additional and useful means to assess our financial performance.  FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.

FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and real estate investments, which assumes that the value of real estate assets diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions, and many companies utilize different depreciable lives and methods.  Because FFO excludes depreciation and amortization unique to real estate, gains and certain losses from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs.  This will provide a perspective on our future financial performance not immediately apparent from net income determined in accordance with GAAP.

FFO is generally defined and calculated as net income, adjusted to exclude: (i) preferred share dividends, (ii) gains from disposition of depreciable real estate property, except for those sold through a company's merchant building program, which are presented net of taxes, (iii) extraordinary items and (iv) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments and adding our proportionate share of FFO from any unconsolidated joint ventures we establish in the future and any minority equity investments, determined on a consistent basis.

Results of Operations

The company's entire activity prior to the consummation of the Framework Transactions was limited to organizational activities, activities relating to its initial public offering and, after the initial public offering, activities relating to identifying and evaluating prospective acquisition targets.  During that period, we neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the initial public offering.  We had one property in our portfolio at December 31, 2009.

The majority of our operating income is derived from interest earned from the Trust Account previously held.  General and administrative expenses consisted mainly of costs related to the framework, abandoned deals incurred during the pursuit of a viable business plan, legal fees and payroll.  We believe, because of the location of the property in a densely populated area, the nature of our investment provides for relatively stable revenue flows even during difficult economic times.  We have a strong capital structure with no debt as of the year just ended.  We expect to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with our business strategy.

Results of Operations for the year ended December 31, 2009 compared to year ended December 31, 2008

Net loss of $9.4 million and net income of $2.6 million reported for the years ended December 31, 2009 and December 31, 2008 respectively, consisted primarily of interest income of $1.7 million and $5.6 million respectively. Interest income decreased for the year ended December 31, 2009 due to declining interest rates beginning in late 2008. We incurred general and administrative expenses of $11.3 million and $1.6 million respectively. General and administrative expenses increased for the year ended December 31, 2009 due to the active pursuit of an initial business combination and transaction costs associated with the Framework Transactions. Included in general and administrative expenses are $5.6 million of costs related to the Framework Transactions, $1.3 million in payroll and related expenses, $1.2 million in costs related to abandoned deals incurred during the pursuit of an initial business combination, $1.2 million for general legal, advisory and accounting fees and $0.5 million in state income taxes. Approximately $0.2 million of costs related to the acquisition of properties was incurred. Other expenses included the issuance of restricted stock to newly appointed board members and board fees totaling $0.6 million.

Results of Operations for the year ended December 31, 2008 compared to the period from July 10, 2007 (inception) to December 31, 2007

For the year ended December 31, 2008 and the period from July 10, 2007 (inception) to December 31, 2007, the Company earned interest income of $5.6 million and $3.4 million respectively, and had general and administrative expenses of $1.6 million and $0.7 million respectively.  The Company also had a provision for income taxes of $1.4 million and $1 million, respectively, resulting in net income for the period of $2.6 million and $1.7 million respectively.  The increase from the period from July 10, 2007 (inception) to December 31, 2007 was due to a full year of operations in 2008.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments.   Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 1 to our consolidated financial statements.

Revenue Recognition

We record base rents on a straight-line basis over the term of each lease.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in tenant receivables on the accompanying balance sheets.  Most leases contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area expenses.   Adjustments are also made throughout the year to tenant receivables and the related cost recovery income based upon our best estimate of the final amounts to be billed and collected.

Allocation for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts.  The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things.  Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.   Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  We analyze the balance of our estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by

comparing actual recoveries versus actual expenses and any actual write-offs.   Based on our analysis, we may record an additional amount in our allowance for doubtful accounts related to these items.

Real Estate

Land, buildings, property improvements, furniture/fixtures and tenant improvements are recorded at cost.  Expenditures for maintenance and repairs are charged to operations as incurred.  Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

The amounts to be capitalized as a result of an acquisition and the periods over which the assets are depreciated or amortized are determined based on estimates as to fair value and the allocation of various costs to the individual assets.  We allocate the cost of an acquisition based upon the estimated fair value of the net assets acquired.  We also estimate the fair value of intangibles related to its acquisitions.  The valuation of the fair value of intangibles involves estimates related to market conditions, probability of lease renewals and the current market value of in-place leases.  This market value is determined by considering factors such as the tenant's industry, location within the property and competition in the specific region in which the property operates.  Differences in the amount attributed to the intangible assets can be significant based upon the assumptions made in calculating these estimates.

We are required to make subjective assessments as to the useful life of our properties for purposes of determining the amount of depreciation.  These assessments have a direct impact on our net income.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings	40 years
Property Improvements	10-20 years
Furniture/Fixtures	3-10 years
Tenant Improvements	Shorter of lease term or their useful life

Asset Impairment

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in our plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of its rental property is impaired at December 31, 2009.

Income Taxes

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized

Our 2009 financial results reflect provisions for current and deferred income taxes.  We believe that we will operate in a manner that will allow it to qualify for taxation as a REIT commencing with its taxable year ending December 31, 2010.   As a result of our expected REIT qualification, we will not generally expect to pay U.S. federal corporate level taxes.  Many of the REIT requirements, however, are highly technical and complex.  If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

REIT Qualification Requirements

We are subject to a number of operational and organizational requirements to qualify and then maintain qualification as a REIT.  If we do not qualify as a REIT, our income would become subject to U.S. federal, state and local income taxes at regular corporate rates that would be substantial and we cannot re-elect to qualify as a REIT for four taxable years following the year we failed to quality as a REIT.  The resulting adverse effects on our results of operations, liquidity and amounts distributable to stockholders would be material.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. We will use significant cash to purchase our target assets, repay principal and interest on any borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of the funds released to us from the Trust Account upon consummation of the Framework Transactions, cash generated from our operating results and interest we receive on our portfolio of real estate-related debt investments.  As a result of the release to us upon consummation of the Framework Transactions of the funds from the Trust Account, as of December 31, 2009, we had  $383.2 million available in unrestricted cash.

While we generally intend to hold our target assets as long term investments, certain of our investments may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of our investments, if any, cannot be predicted with any certainty.

Potential future sources of capital include proceeds from the sale of real estate or real estate-related debt investments, proceeds from secured or unsecured financings from banks or other lenders and undistributed funds from operations.  In addition, we anticipate raising additional capital from future equity financings and if the value of our common stock exceeds the exercise price of our warrants through the sale of common stock to the holders of our warrants from time to time.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily from the cash on hand of approximately $383.2 million. The Company believes the cash on hand will be sufficient to fund its short-term liquidity requirements for 2010 and to meet its dividend requirements necessary to qualify as a REIT.  For the years ended 2009, 2008 and 2007, net cash flow used in operations amounted to $6.2 million, $5.2 million and $0.2 million, respectively. For the period, the Company derived substantially all of its revenues from interest earned from the Trust Account previously held.  However, for 2010, the Company expects rents under existing leases to account for substantially all of its revenues.

Net Cash Flows from:

Operating Activities

Net cash flows used in operating activities amounted to $6.2 million in 2009, compared to $5.2 million in 2008 and $0.2 million in 2007. The changes in operating cash flows were primarily the result of:

Increase in cash flows used in operating activities from 2008 to 2009:

Increase in costs during 2009 associated with the pursuit of an initial business combination and transaction cost associated with our framework transactions.

Increase in cash flows used in operating activities from 2007 to 2008:

Increase in cash used from 2007 to 2008 was primarily due to the increase in net operating loss of $0.7 million in 2007 to $1.6 million in 2008 resulting from the payment of $1.3 million of income taxes accrued at December 31, 2007 and the increase in accrued interest on investments held in trust.

Investing Activities

Net cash flows provided by investing activities were $393.6 million in fiscal 2009, $5.0 million in fiscal 2008.  Net cash flows used in investing activities were $406.5 million in fiscal 2007. The changes in investing cash flows were primarily the result of:

Increase in cash flows provided by investing activities from 2008 to 2009:

During 2009, investments of approximately $411.6 million previously held as restricted in the Trust Account was released and placed into U.S bank accounts and was available for investment activities.  This increase was partially offset by the acquisition of the property for cash of approximately $18.1 million in December 2009.

Increase in cash flows provided by investing activities from 2007 to 2008:

During 2007, our initial year, approximately $406.5 million of the cash raised in our initial public offering was placed in the Trust Account.  Usage of the cash was restricted and limited to the capital calls to fund operations.  Investment activities were restricted and limited only to approval of a business plan by the stockholders.

Financing Activities

Net cash flows used in financing activities amounted to $4.3 million in 2009, $0.05 million in 2008.  Net cash flows provided by financing activities in 2007 was $406.8 million in fiscal 2007. The changes in financing activities were primarily attributable to:

Increase in cash flows used in financing activities from 2008 to 2009:

During 2009, fees of $4.2 million were paid to underwriters relating to our initial public offering in 2007.  These fees were to be paid upon consummation of the Framework Transactions which occurred in 2009.

Decrease in cash flows provided by financing activities from 2007 to 2008:

During 2007, the initial year, approximately $406.8 million of net proceeds was raised during the initial public offering and $406.5 million was placed in the Trust Account.  Included in the net proceeds were $414.0 million from the sale of units to the public net of the payment of $15.2 million of related expenses (excluding deferred underwriter fees of $14.5 million) and $8.0 million from warrants purchased by NRDC Capital Management, LLC in a private placement simultaneously with the consummation of our initial public offering.

Contractual Obligations

As of December 31, 2009, we did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.  We entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, pursuant to which NRDC Real Estate Advisors, LLC provides us with access to, among other things, their information technology, office space, personnel and other resources necessary to enable us to perform our business, including access to NRDC Real Estate Advisors, LLC's real estate teams, who will work with us to source, structure, execute and manage properties for a transitional period.  As of December 31, 2009, we paid  NRDC Real Estate Advisors, LLC a monthly fee of $7,500 pursuant to the Transitional Shared Facilities and Services Agreement.  The Transitional Shared Facilities and Services Agreement has an initial one-year term, which will be renewable by us for an additional one-year term.

Off-Balance Sheet Arrangements

We have issued warrants in conjunction with our initial public offering and private placement, and have also granted incentive stock options.  These options and warrants may be deemed to be equity linked derivatives and, accordingly, represent off balance sheet arrangements.  See Note 3and 7 to the accompanying consolidated financial statements.  We account for these warrants as stockholders' equity and not as derivatives.

Real Estate Taxes

Our leases will generally require the tenants to be responsible for a pro rata portion of the real estate taxes.

Inflation

Our leases at wholly-owned and consolidated partnership properties generally provide for either indexed escalators, based on the CPI or other measures or, to a lesser extent, fixed increases in base rents.  The leases also contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes.  The revenues collected from leases are generally structured as described above, with year over year increases.  We believe that inflationary increases in expenses will be offset, in part, by the contractual rent increases and tenant expense reimbursements described above.

Leverage Policies

During 2009, we did not incur any financing in connection with our operations or the acquisition of our property.  We purchased our properties for cash.  In the future, we intend, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio.  We intend to use traditional forms of financing, including mortgage financing and credit facilities.  In addition, in connection with the acquisition of properties, we may assume all or a portion of the existing debt on such properties.  In addition, we may acquire retail property indirectly through joint ventures with institutional investors as a means of increasing the funds available for the acquisition of properties.

We may borrow on a non-recourse basis or at the corporate level or operating partnership level.  Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is secured only by specific assets without recourse to other assets of the borrower or any of its subsidiaries.  Even with non-recourse indebtedness, however, a borrower or its subsidiaries will likely be required to guarantee against certain breaches of representations and warranties such as those relating to the absence of fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentations.  Because non-recourse financing generally restricts the lender's claim on the assets of the borrower, the lender generally may only proceed against the asset securing the debt.  This protects our other assets.

We plan to evaluate each investment opportunity and determine the appropriate leverage on a case-by-case basis.  We may seek to refinance indebtedness, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment.  In the future, we may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  We intend to pay regular quarterly dividends to our stockholders in an amount not less than our net taxable income, if and to the extent authorized by our board of directors.  Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on debt.  If our cash available for distribution is less than our net taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Recently Issued Accounting Standards

See Note 1 to the accompanying consolidated financial statements.

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 2009, we had no debt outstanding and the Company has not engaged in any hedging activities since its inception on July 10, 2007.  Prior to the consummation of the Framework Transactions, our efforts had been limited to organizational activities and activities relating to its initial public offering and the identification of a target business; we had neither engaged in any operations nor generated any revenues.  As the proceeds from our initial public offering held in trust had been invested in short term investments, our only market risk exposure related to fluctuations in interest rates.

As a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2010, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make real estate-related debt investments.  Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  While we do not seek to avoid risk completely, the Company believes that risk can be quantified from historical experience and seeks to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks it undertakes, while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock.  We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings.  We will not use derivatives for trading or speculative purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors.

Item 8.	Financial Statements and Supplementary Data

The information required by Item 8 of Part II is incorporated by reference from the registrant's annual report to security holders for the fiscal year ended December 31, 2009 commencing on page F-1 to this Annual Report on Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, the Company has investments in certain unconsolidated entities.  As the Company does not control these entities, the Company's disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those the Company maintains with respect to its consolidated subsidiaries.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in its report which is included below.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Retail Opportunity Investments Corp.

We have audited Retail Opportunity Investments Corp.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Retail Opportunity Investments Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

 In our opinion, Retail Opportunity Investments Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Retail Opportunity Investments Corp. at December 31, 2009 and 2008, and the related statements of income, stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008 and the period from July 10, 2007 (inception) to December 31, 2007, and our report dated March  11, 2010 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP

New York, New York

 March 11, 2010

Item 9B.	Other Information

On October 20, 2009, we held special meetings of stockholders and warrantholders.  At the special meeting of stockholders, our stockholders approved (i) amendments to our certificate of incorporation to provide that the consummation of substantially all of the Framework Transactions would also constitute a "business combination" under the certificate of incorporation, (ii) the Framework Transactions, (iii) amendments to our certificate of incorporation to provide for our perpetual existence, (iv) amendments to our certificate of incorporation which eliminate certain provisions applicable only to special purpose acquisition corporations, add various provisions relating to our intention to elect to qualify to be taxed as a REIT and revise certain other provisions in anticipation of our existence as an operating company and (v) our 2009 Equity Incentive Plan (the "2009 Plan").  At the special meeting of warrantholders, our warrantholders approved amendments to our warrants to, among other things, increase the exercise and call price and extend the term of the warrants.

The following is a listing of the votes cast for, against or withheld, as well as the number of abstentions as to each of the proposals presented at the special meeting of stockholders:

(1)
To approve an amendment to our certificate of incorporation to provide that the consummation of substantially all of the transactions contemplated by the Framework Agreement would also constitute a "business combination" under Article Sixth of the certificate of incorporation even though the Framework Agreement does not contemplate an acquisition by us of one or more assets or control of one or more operating businesses.

For 44,217,976    Against 1,739,375    Abstain 273,000

(2)	To approve the Framework Transactions and provide for our perpetual existence, consisting of the following sub-proposals:

•
2A — to approve the transactions contemplated by the Framework Agreement which, among other things, sets forth the steps to be taken by us to continue our business as a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2010.

All outstanding shares:

For 44,182,126    Against 1,775,225    Abstain 273,000

Shares we issued in our initial public offering:

For 33,877,126    Against 1,775,225    Abstain 273,000

•	Marked the box to convert shares.

For 5,325

•	2B — to approve an amendment to the certificate of incorporation to provide that our corporate existence will be perpetual instead of terminating on October 23, 2009.

All outstanding shares:

For 44,227,551    Against 1,729,800    Abstain 273,000

Shares we issued in our initial public offering:

For 33,922,551    Against 1,729,800    Abstain 273,000

(3)
To approve amendments to the certificate of incorporation which (i) eliminate certain provisions applicable only to special purpose acquisition corporations, (ii) add various provisions relating to our  intention to elect to qualify to be taxed as a REIT and (iii) revise certain other provisions in anticipation of our existence as an operating company, consisting of the following sub-proposals:

•
3A — to eliminate the provisions only applicable to us as a special purpose acquisition corporation prior to the completion of a "business combination," as defined in the certificate of incorporation after giving effect to Proposal 1.

For 43,217,051    Against 1,740,300    Abstain 273,000

•	3B — to change our name from "NRDC Acquisition Corp." to "Retail Opportunity Investments Corp."

For 44,497,976    Against 1,739,375    Abstain 273,000

•
3C — to add provisions setting forth REIT related ownership limitations and transfer restrictions on our stock, which, among other things, (i) provide that no person may generally own, or be deemed to own more than 9.8% by value or number of shares, whichever is more restrictive, of shares of our common stock or 9.8% by value or number of shares, whichever is more restrictive, of shares of our capital stock, (ii) prohibit any person from beneficially or constructively owning shares of our stock that would result in it being "closely held" under Section 856(h) of the Code, or otherwise cause us to fail to qualify as a REIT and (iii) prohibit any person from transferring shares of our stock if such transfer would result in shares of our stock being beneficially owned by fewer than 100 persons.

For 44,188,626    Against 1,767,725    Abstain 274,000

•
3D — to allow our board of directors to exempt a person from the REIT related limits on ownership of our stock unless the exemption would result in us being "closely held" within the meaning of Section 856(h) of the Code or otherwise would result in us failing to qualify as a REIT and to set forth requirements for the exemptions.

For 44,216,028 Against 1,740,323 Abstain 274,000

•
3E — to provide that if any purported transfer of shares of our stock or any other event would otherwise result in any person violating the REIT related ownership limits or in us being "closely held" under Section 856(h) of the Code or otherwise failing to qualify as a REIT, then that number of shares that would cause such person to violate such restrictions will be automatically transferred to a trust and the intended transferee will not acquire rights in such shares or we, at our option, may redeem such shares.

For 44,215,051    Against 1,741,300    Abstain 274,000

•	3F — to increase the number of authorized shares of our capital stock from 106,005,000 to 550,000,000.

For 43,090,942    Against 2,866,409    Abstain 273,000

•	3G — to eliminate the classified status of our board of directors so that all directors will be subject to re-election at each annual meeting.

For 44,791,277    Against 1,085,212    Abstain 353,862

(4)	To adopt the 2009 Plan, effective upon completion of the Framework Transactions.

For 40,890,784    Against 4,985,705    Abstain 353,862

(5)
To adjourn the special meeting of stockholders to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, at the time of the special meeting, it appeared we could not consummate the Framework Transactions by October 23, 2009.

For 44,055,180    Against 1,822,309    Abstain 353,862

(6)
To amend our certificate of incorporation to extend the date our existence terminates from October 23, 2009 to December 4, 2009 if it appeared that, at the time of the special meeting of stockholders, we could not complete the Framework Transactions.

For 44,217,051    Against 1,740,300    Abstain 273,000

The following is a listing of the votes cast for, against or withheld, as well as the number of abstentions as to each of the proposals presented at the special meeting of warrantholders:

(1)
To approve amendments to the Warrant Agreement, which governs the terms of our outstanding warrants, in connection with the consummation of the Framework Transactions, which, among other things, sets forth the steps to be taken by us to continue our business as a corporation that will elect to qualify as a real estate investment trust for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2010, consisting of the following sub-proposals:

•	1A — to provide that the exercise price of our warrants would be increased to $12.00 per share.

For 38,183,486   Against 31,900    Abstain 150,000

•	1B — to provide that the expiration date of the warrants would be extended from October 17, 2011 to October 23, 2014.

For 38,337,186   Against 28,200    Abstain 0

•
1C — to provide that a warrantholder's ability to exercise warrants would be limited to ensure that such holder's "Beneficial Ownership" or "Constructive Ownership," each as defined in the certificate of incorporation, does not exceed the restrictions contained in the certificate of incorporation limiting the ownership of shares of our common stock.

For 38,194,186   Against 20,500    Abstain 150,700

•	1D — to provide that the price at which our common stock must trade before we are able to redeem the warrants we issued in our initial public offering would be increased from $14.25 to $18.75.

For 38,341,186   Against 24,200    Abstain 0

•
1E — to provide that the price at which our common stock must trade before we are able to redeem the warrants we issued to NRDC Capital Management, LLC prior to our initial public offering would be increased from $14.25 to (x) $22.00, as long as they are held by NRDC Capital Management, LLC or its members, members of its members' immediate families or their controlled affiliates, or (y) $18.75.

For 38,341,986   Against 23,400    Abstain 0

(2)
To adjourn the special meeting of warrantholders to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, at the time of the special meeting, we were not authorized to consummate any of the foregoing proposals or it otherwise appeared that we could not consummate the Framework Transactions by October 23, 2009

For 38,325,186   Against 39,500    Abstain 0

Stockholders representing an aggregate of 5,325 shares of common stock that we issued in our initial public offering elected to exercise conversion rights, while holders representing an aggregate of 41,394,675 shares that we issued in our initial public offering did not exercise conversion rights, resulting in such shares remaining outstanding upon consummation of the Framework Transactions.  As a result, we had approximately $405 million released to us (after payment of deferred underwriting fees) from the Trust Account to invest in our target assets and to pay expenses arising out of the Framework Transactions.  The Framework Transactions were consummated on October 20, 2009.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2009.

Item 11.	Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2009.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2009.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

Reference is made to the "Index to Consolidated Financial Statements and Financial Statement Schedules" on page F-1 of this Annual Report on Form 10-K and the consolidated financial statements included herein, beginning on page F-2.

(a)(3) Exhibits

3.1	Second Amended & Restated Certificate of Incorporation(1)
3.2	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(2)
3.3	Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(2)
3.4	Fourth Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(2)
3.5	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Form of Warrant Agreement, between Continental Stock Transfer & Trust Company and NRDC Acquisition Corp.(3)
4.5	Supplement and Amendment to Warrant Agreement, by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated October 20, 2009(2)
10.1	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and NRDC Capital Management, LLC(3)
10.2	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and William L. Mack(4)
10.3	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Robert C. Baker(4)
10.4	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Richard A. Baker(4)
10.5	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Lee S. Neibart(3)
10.6	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Michael J. Indiveri(3)
10.7	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Edward H. Meyer(3)
10.8	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Laura Pomerantz(3)
10.9	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Vincent Tese(3)

10.10	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Ronald W. Tysoe(3)
10.11	Promissory Note issued by NRDC Acquisition Corp. to NRDC Capital Management, LLC(5)
10.12	Form of Registration Rights Agreement, between NRDC Acquisition Corp. and NRDC Capital Management, LLC(3)
10.13	Private Placement Warrant Purchase Agreement, between NRDC Acquisition Corp. and NRDC Capital Management, LLC(4)
10.14	Letter Agreement between NRDC Acquisition Corp. and Apollo Real Estate Advisors(4)
10.15	Framework Agreement, by and between NRDC Acquisition Corp. and NRDC Capital Management, LLC(6)
10.16	Letter Agreement between NRDC Acquisition Corp. and Banc of America Securities LLC(7)
10.17	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and NRDC Capital Management, LLC(8)
10.18	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and William L. Mack(8)
10.19	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Robert C. Baker(8)
10.20	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Richard A. Baker(8)
10.21	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Lee S. Neibart(8)
10.22	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Michael J. Indiveri(8)
10.23	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Edward H. Meyer(8)
10.24	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Laura Pomerantz(8)
10.25	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Vincent Tese(8)
10.26	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Ronald W. Tysoe(8)
10.27	Letter Agreement between NRDC Acquisition Corp. and Ladenburg Thalmann & Co. Inc. (9)
10.28	Letter Agreement between NRDC Acquisition Corp. and Maxim Group LLC(10)
10.29	Letter Agreement between NRDC Acquisition Corp. and Gunnallen Financial, Inc. (11)
10.30	Amendment to Framework Agreement, by and between NRDC Acquisition Corp. and NRDC Capital Management, LLC(11)
10.31	Amendment to Placement Warrant Purchase Agreement, by and between NRDC Acquisition Corp. and NRDC Capital Management, LLC, dated as of October 20, 2009(2)

10.32	Transitional Shared Facilities and Services Agreement, by and between NRDC Acquisition Corp. and NRDC Real Estate Advisors, LLC, dated as of October 20, 2009(2)
10.33	Employment Agreement, by and between NRDC Acquisition Corp. and Stuart Tanz, dated as of October 20, 2009(2)
10.34	Employment Agreement, by and between NRDC Acquisition Corp. and John Roche, dated as of October 20, 2009(2)
10.35	Employment Agreement, by and between NRDC Acquisition Corp. and Richard A. Baker, dated as of October 20, 2009(2)
10.36	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and Stuart Tanz, dated as of October 20, 2009(2)
10.37	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and John Roche, dated as of October 20, 2009(2)
10.38	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of October 20, 2009(2)
10.39	Option Award Agreement, by and between Retail Opportunity Investments Corp. and Stuart Tanz, dated as of October 20, 2009(2)
10.40	Option Award Agreement, by and between Retail Opportunity Investments Corp. and John Roche, dated as of October 20, 2009(2)
10.41	Option Award Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of October 20, 2009(2)
10.42	Corporate Opportunity Agreement, by and between NRDC Acquisition Corp. and Robert C. Baker, dated as of October 20, 2009(2)
10.43	Corporate Opportunity Agreement, by and between NRDC Acquisition Corp. and William L. Mack, dated as of October 20, 2009(2)
10.44	Termination of Co-Investment Agreement, by and between NRDC Acquisition Corp. and NRDC Capital Management, LLC, dated as of October 20, 2009(2)
10.45	2009 Equity Incentive Plan(2)
10.46	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan(2)
10.47	Form of Option Award Agreement under 2009 Equity Incentive Plan(2)
10.48	Agreement of Purchase and Sale and Joint Escrow Instructions, by and between Retail Opportunity Investments Corp. and PPSC, LLC and 15717 Downey Ave LLC, dated as of November 25, 2009
10.49	Purchase and Sale Agreement and Receipt for Earnest Money, between PBS Associates, LLC and Retail Opportunity Investments Corp., dated December 15, 2009
10.50	Purchase and Sale Agreement and Receipt for Earnest Money, between Meridian valley Properties, LLC and Retail Opportunity Investments Corp., dated December 24, 2009
10.51	Agreement of Purchase and Sale and Escrow Instructions, by and between Regency Centers, L.P. and Retail Opportunity Investments Corp., dated as of December 30, 2009

10.52	Employment Agreement, by and between Retail Opportunity Investment Corp. and Richard K. Schoebel, dated as of December 9, 2009
10.53	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and Richard K. Schoebel, dated as of December 9, 2009
10.54	Option Award Agreement, by and between Retail Opportunity Investments Corp. and Richard K. Schoebel, dated as of December 9, 2009
10.55	Common Stock Award, by Retail Opportunity Investments Corp. to Melvin S. Adess, dated as of December 11, 2009 and effective as of October 20, 2009
10.56	Common Stock Award, by Retail Opportunity Investments Corp. to Charles J. Persico, dated as of December 11, 2009 and effective as of October 20, 2009
14.1	Code of Business Conduct and Ethics
21.1	List of Subsidiaries of Retail Opportunity Investments Corp.
23.1	Consent of McGladrey & Pullen, LLP
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certifications pursuant to Section 1350

(1)	Incorporated by reference to Retail Opportunity Investments Corp's registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(2)	Incorporated by reference to Retail Opportunity Investments Corp.'s current report on Form 8-K filed on October 26, 2009.
(3)	Incorporated by reference to Retail Opportunity Investments Corp.'s registration statement on Form S-1/A filed on September 27, 2007 (File No. 333-144871).
(4)	Incorporated by reference to Retail Opportunity Investments Corp.'s registration statement on Form S-1/A filed on October 10, 2007 (File No. 333-144871).
(5)	Incorporated by reference to Retail Opportunity Investments Corp.'s registration statement on Form S-1 filed on July 26, 2007 (File No. 333-144871).
(6)	Incorporated by reference to Retail Opportunity Investments Corp.'s current report on Form 8-K filed on August 10, 2009.
(7)	Incorporated by reference to Retail Opportunity Investments Corp.'s current report on Form 8-K filed on August 12, 2009.
(8)	Incorporated by reference to Retail Opportunity Investments Corp.'s current report on Form 8-K filed on August 14, 2009.
(9)	Incorporated by reference to Retail Opportunity Investments Corp.'s current report on Form 8-K filed on August 21, 2009.
(10)	Incorporated by reference to Retail Opportunity Investments Corp.'s current report on Form 8-K filed on August 31, 2009.
(11)	Incorporated by reference to Retail Opportunity Investments Corp.'s current report on Form 8-K filed on September 16, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant

Date: March 11, 2010	By: /s/ Stuart A. Tanz
Stuart A. Tanz President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2010	By: /s/ John B. Roche
John B. Roche Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2010	/s/ Richard A. Baker
Richard A. Baker Executive Chairman of the Board
Date: March 11, 2010	/s/ Stuart A. Tanz
Stuart A. Tanz President, Chief Executive Officer and Director
Date: March 11, 2010	/s/ Melvin S. Adess
Melvin S. Adess Director
Date: March 11, 2010	/s/ Robert C. Baker
Robert C. Baker Director
Date: March 11, 2010	/s/ Michael J. Indiveri
Michael J. Indiveri Director
Date: March 11, 2010	/s/ William L. Mack
William L. Mack Director

Date: March 11, 2010	/s/ Edward H. Meyer
Edward H. Meyer Director
Date: March 11, 2010	/s/ Lee S. Neibart
Lee S. Neibart Director
Date: March 11, 2010	/s/ Charles J. Persico
Charles J. Persico Director
Date: March 11, 2010	/s/ Laura H. Pomerantz
Laura H. Pomerantz Director
Date: March 11, 2010	/s/ Vincent S. Tese
Vincent S. Tese Director

Retail Opportunity Investments Corp.
Index To Consolidated Financial Statements and Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for year ended December 31, 2009 and December 31, 2008 and the period from July 10, 2007 (inception) through December 31, 2007	F-4

Consolidated Statements of Stockholders' Equity for the period from July 10, 2007 (inception) through December 31, 2009	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2009 and December 31, 2008 and the period from July 10, 2007 (inception) through December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation – December 31, 2009	F-20

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Retail Opportunity Investments Corp.

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008 and the period from July 10, 2007 (inception) to December 31, 2007. Our audits also included the financial statement schedules of Retail Opportunity Investments Corp. listed in Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Opportunity Investments Corp. and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the year ended December 31, 2009 and 2008 and the period from July 10, 2007 (inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Retail Opportunity Investments Corp. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of Retail Opportunity Investments Corp.’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP

New York, New York

March 11, 2010

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Real Estate Investments:
Land	$6,346,871	$—
Building and improvements	10,218,422	—
	16,565,293	—
Less: accumulated depreciation	20,388	—
Net Real Estate Investments, net	16,544,905	—
Cash	383,217,881	4,222
Restricted cash	22,946	—
Investments held in trust	—	396,804,576
Investments held in trust from underwriter	—	14,490,000
Acquired lease intangible asset, net of accumulated amortization of $7,510	1,820,151	—
Income taxes receivable	1,236,375	366,153
Prepaid expenses	147,634	47,254
Deferred tax asset	—	675,753
Deferred charges, net of accumulated amortization $2,147	870,769	—
Other	12,852	—
Total assets	$403,873,513	$412,387,958

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Acquired lease intangibles liability, net of accumulated amortization of $4,683	$1,121,187	$—
Accrued expenses	4,434,586	272,684
Due to related party	5,556	—
Deferred interest payable	—	960,648
Deferred underwriting fee	—	14,490,000
Tenants' security deposits	22,946	—
Other liabilities	94,463	—
Total liabilities	5,678,738	15,723,332

Common Stock, subject to possible conversion of 12,419,999 shares	—	117,590,055

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.0001 par value 50,000,000 Authorized shares; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares Authorized; 41,569,675 and 51,750,000 shares respectively, issued and outstanding	4,156	5,175
Additional paid-in-capital	403,184,312	274,697,319
(Accumulated deficit) retained earnings	(4,993,693)	4,372,077
Total stockholders' equity	398,194,775	279,074,571
Total liabilities and stockholders' equity	$403,873,513	$412,387,958

The accompanying notes to consolidated financial statements
are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period from July 10, 2007 (inception) to December 31, 2007
Revenues
Base rents	$45,736	$—	$—
Operating Expenses
Property operating	9,149	—	—
General & Administrative Expenses	11,347,257	1,566,294	672,187
Depreciation and amortization	28,864	—	—
Total operating expenses	11,385,270	1,566,294	672,187
Operating loss	(11,339,534)	(1,566,294)	(672,187)
Interest income	1,705,421	5,563,075	3,359,023
(Loss) Income before Provision for Income Taxes	(9,634,113)	3,996,781	2,686,836
(Benefit) Provision for Income Taxes	(268,343)	1,358,906	952,634
Net (Loss) Income for period	$(9,365,770)	$2,637,875	$1,734,202

Weighted average shares outstanding Basic and diluted:	49,734,703	51,750,000	27,198,837

(Loss) earnings per share Basic and diluted:	$(0.19)	$0.05	$0.06

The accompanying notes to consolidated financial statements
are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Stockholders' Equity
Issuance of shares to Founders on July 13, 2007 at approximately $.002 per share	10,350,000	$1,035	$23,965	$—	$25,000
Sale of Private Placement Warrants	—	—	8,000,000	—	8,000,000
Sale of 41,400,000 units through public offering (net of underwriter's discount and offering expenses) including 12,419,999 shares subject to possible conversion	41,400,000	4,140	384,243,304	—	384,247,444
Proceeds subject to possible conversion	—	—	(117,590,055)	—	(117,590,055)
Net Income	—	—	—	1,734,202	1,734,202
Balance at December 31, 2007	51,750,000	5,175	274,677,214	1,734,202	276,416,591
Adjustment to expenses incurred in initial public offering	—	—	20,105	—	20,105
Net Income	—	—	—	2,637,875	2,637,875
Balance at December 31, 2008	51,750,000	5,175	274,697,319	4,372,077	279,074,571
Reduction of deferred underwriting fee	—		10,267,778	—	10,267,778
Shares of 5,325 exercised during conversion	(5,325)	(1)	(52,172)		(52,173)
Shares of 12,414,674 unexercised previously subject to possible conversion	—	—	117,590,055	—	117,590,055
Cancellation of shares issued to Founders on July 13, 2007	(10,225,000)	(1,023)	1,023		—
Issuance of common shares to directors	50,000	5	512,495	—	512,500
Compensation expense related to restricted stock grants	—	—	138,400	—	138,400
Compensation expense related to options granted	—	—	29,414	—	29,414
Net Loss	—	—	—	(9,365,770)	(9,365,770)
Balance at December 31, 2009	41,569,675	$4,156	$403,184,312	$(4,993,693)	$398,194,775

The accompanying notes to consolidated financial statements
are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period from July 10, 2007 (inception) through December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(9,365,770)	$2,637,875	$1,734,202
Adjustments to reconcile net (loss) income to cash provided
by operating activities:
Depreciation and amortization	28,864	—	—
Amortization of above and below market rent	(2,827)	—	—
Amortization relating to stock based compensation	680,314	—	—
Net income earned in acquisition	(29,641)	—	—
Change in operating assets and liabilities
Restricted cash	(22,946)	—	—
Prepaid expenses	(100,380)	80,876	(128,130)
Interest on investments held in trust	(352,407)	(6,522,954)	(3,356,856)
Income taxes receivable	(870,222)	(366,153)	—
Deferred tax asset	675,753	(542,684)	(133,069)
Accounts payable	—	(26,310)	26,310
Income taxes payable	—	(1,311,589)	1,311,589
Due to related party	5,556	—	—
Deferred interest payable	(960,648)	960,648	—
Accrued expenses	4,161,902	(97,277)	369,961
Other assets	(13,528)	—	—
Other liabilities	9,751	—	—
Net cash used in operating activities	(6,156,229)	(5,187,568)	(175,993)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal of funds from investments placed in trust	411,646,984	5,042,115	—
Investments placed in trust	—	—	(406,456,881)
Acquisition of real estate investments	(18,002,923)	—	—
Net cash provided by (used in) investment activities	393,644,061	5,042,115	(406,456,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of units to public	—	—	414,000,000
Proceeds from private placement warrants	—	—	8,000,000
Proceeds from sale of units to Founders	—	—	25,000
Proceeds from notes payable to affiliates of Founders	—	—	200,000
Repayment of notes payable to affiliates of Founders	—	—	(200,000)
Payments for shares redeemed during conversion	(52,173)	—	—
Payments of offering costs	(4,222,000)	(48,895)	(15,193,556)
Net cash (used in) provided by financing activities	(4,274,173)	(48,895)	406,831,444
Net increase (decrease) in cash	383,213,659	(194,348)	198,570
Cash at Beginning of Period	4,222	198,570	—
Cash at End of Period	$383,217,881	$4,222	$198,570

Cash paid for Federal and New York state income taxes	$—	$4,345,144	$—

Supplemental disclosure of non-cash financing activities:
Accrual of offering costs	$—	$—	$69,000
(Reduction) accrual of deferred underwriting fee	$(10,267,778)	$—	$14,490,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.	ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Retail Opportunity Investments Corp. (the "Company"), formerly known as NRDC Acquisition Corp., was incorporated in Delaware on July 10, 2007 for the purpose of acquiring through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more assets or control of one or more operating businesses ("Business Combination").  On August 7, 2009, the Company entered into the Framework Agreement (the "Framework Agreement") with NRDC Capital Management, LLC (the "Sponsor") which, among other things, sets forth the steps to be taken by the Company to continue the business as a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2010.  On October 20, 2009, the Company's stockholders and warrantholders approved each of the proposals presented at the special meetings of stockholders and warrantholders, respectively, in connection with the transactions contemplated by the Framework Agreement (the "Framework Transactions"), including to provide that the consummation of substantially all of the Framework Transactions also constitutes a Business Combination under the Company's second amended and restated certificate of incorporation, as amended (the "certificate of incorporation").

All activity from the Company's inception through October 20, 2009 relates solely to the Company's formation, a private placement of its securities, the initial public offering ("Public Offering") of its securities and the Company's efforts to identify a target business and transactions related to the Framework agreement.  Following the consummation of the Framework Transactions on October 20, 2009, the Company has been primarily focused on investing in, acquiring, owning, leasing, repositioning and managing a diverse portfolio of necessity-based retail properties, including, primarily, well located community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores.  Although not its primary focus, the Company may also acquire other retail properties, including power centers, regional malls, lifestyle centers and single-tenant retail locations that are leased to national, regional and local tenants.  The Company is targeting properties strategically situated in densely populated, middle and upper income markets in the eastern and western regions of the United States.

On December 22, 2009, the Company acquired a shopping center located in Paramount, Los Angeles County, California (the "Paramount Property").  The acquisition is consistent with the Company's business plan to acquire properties in well located communities and densely populated areas.  As a result of the acquisition, the Company has deemed its business to no longer be in the development stage at year ended December 31, 2009.

As of December 31, 2009, the Company owned one property containing a total of 95,000 square feet of gross leasable area ("GLA").

The Company is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and the Company conducts substantially all of its business through, its operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "operating partnership"), and its subsidiary.

Principles of Consolidation and Use of Estimates

The accompanying financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States ("GAAP").  The consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, valuation allowance on its deferred tax asset and the valuation of options and warrants.  Actual results could differ from these estimates.

Income Taxes

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized

Commencing with the Company's taxable year ending December 31, 2010, the Company intends to be treated as a REIT under Sections 856-860 of the Internal Revenue Code ("Code").  Under those sections, a REIT that, among other things, distributes at least 90% of real estate trust taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.

The Company follows the Financial Accounting Standards Board's ("FASB") guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  For the years ended December 31, 2009, 2008 and 2007, the Company did not incur any interest and penalties related to income taxes.  As of December 31, 2009, the tax years 2007 through and including 2009 remain open to examination by the Internal Revenue Service and state taxing authorities.  There are currently no examinations in progress.

Real Estate Investments

All capitalizable costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and building improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases).  Acquired lease intangible assets include above market leases and acquired in-place leases in the accompanying consolidated balance sheet. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management's determination of the relative fair values of these assets.  In valuing an acquired property's intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand.  Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.  The fair value of acquired assets is considered a level 3 input in accordance with the fair value measurement topic in the FASB clarification.  Leasing commissions, legal and other related costs ("lease origination") costs are classified as deferred charges in the accompanying balance sheet.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market leases are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the non-cancelable terms of the respective leases.  The value of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancelable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.

Depreciation and Amortization

The Company uses the straight-line method for depreciation and amortization.  Buildings are depreciated over the estimated useful lives which the Company estimates to be 40 years.  Property improvements are depreciated over the estimated useful lives that range from 10 to 20 years.  Furniture and fixtures are depreciated over the estimated useful lives that range from 3 to 10 years.  Tenant improvements are amortized over the shorter of the life of the related leases or their useful life.

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $2,147 and $0 as of December 31, 2009 and 2008, respectively.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.

Revenue Recognition

Management has determined that all of the Company's leases with its various tenants are operating leases.  Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  Percentage rent is recognized when a specific tenant's sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Lease termination amounts received by the Company from its tenants are recognized as income in the period received.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.

Restricted Cash

Restricted cash consists of tenant security deposits.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash.  The Company places its cash in excess of insured amounts with high quality financial institutions.  The Company has not experienced any losses in connection with these accounts through December 31, 2009.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") excludes the impact of dilutive shares and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock and then shared in the earnings of the Company.

Earnings per share are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.

In 2008 and 2007, the effect of the 41,400,000 warrants to purchase the Company's common stock  issued in connection with the Public Offering and the 8,000,000 outstanding warrants purchased by the Sponsor simultaneously with the consummation of the Public Offering ("Private Placement Warrants") were not considered in diluted EPS since such warrants were contingently exercisable.

In 2009, the effect of the 41,400,000 warrants issued in connection with the Public Offering, the 8,000,000 Private Placement Warrants, and the restricted stock and option grants were not included in the calculation of diluted EPS since the effect would be anti-dilutive.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 7.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  It is the Company's policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and restricted stock are expensed as compensation on a current basis over the benefit period.

Segment Reporting

The Company operates in one industry segment which involves, investing in, acquiring, owning, and managing commercial real estate in the United States.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

Accounting Standards Updates

In July 2009, the FASB issued the Codification as the source of authoritative GAAP to be applied by nongovernmental entities including public companies, in the preparation of their financial statements in accordance with GAAP.  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Prior to the issuance of the Codification, all GAAP pronouncements were issued in separate topical pronouncements and referred to as such.  As a public company, the Company will still follow rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws.  The SEC rules and regulations generally rank one level higher than GAAP for public companies in the preparation of their financial statements.  During the year ended December 31, 2009 the Company adopted the Codification.

In May 2009, the FASB issued a new standard on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the Company to consider subsequent events through the date the financial statements were issued.  The required disclosure is included in Note 14 to these consolidated financial statements.

The Company adopted the updated accounting guidance related to business combinations, which (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired, liabilities assumed, and any contingent consideration, (ii) requires expensing of most transaction costs that were previously capitalized, and (iii) requires the acquiror to disclose the information needed to evaluate and understand the nature and financial effect of the business combination to investors and other users. The principal impact of the adoption of this guidance on the Company's financial statements, is that the Company has expensed transaction costs relating to its acquisition activities ($0.2 million for the year ended December 31, 2009).

 The Company adopted the updated accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share.  The adoption of this guidance had no impact on the Company's consolidated financial statements.

The Company adopted the updated accounting guidance related to interim disclosures about fair value of financial instruments (the prior guidance had required annual disclosures of the fair value of all instruments, recognized or unrecognized, except for those specifically excluded, when practical to do so).  The updated guidance requires a publicly-traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  The updated guidance must be applied prospectively and does not require disclosures for earlier periods presented for comparative periods at initial adoption.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

The Company adopted additional updated accounting guidance relating to fair value measurements and disclosures, which clarifies the guidance for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased, and includes guidance on identifying circumstances that indicate a transaction is not orderly.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  The guidance will be effective for the Company on January 1, 2010.  The Company is currently evaluating the impact that the guidance will have on its financial condition and results of operations.

 In June 2009, the FASB issued new accounting guidance  which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  The guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance will be effective for the Company on January 1, 2010.  The Company is currently evaluating the impact that the guidance will have on its financial condition and results of operations.

The FASB issued an update that all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under Fair Value Measurements.  The guidance requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a significant effect on its consolidated financial condition or results of operations.

2.	REAL ESTATE INVESTMENTS

In December 2009, the Company purchased the Paramount Property for $18.1 million in cash.  The Paramount Property is a 95,000 square foot, recently renovated, shopping center with an overall occupancy rate of approximately 95%.  The Paramount Property has three major anchor tenants, Fresh & Easy Neighborhood Market

(Tesco), Rite Aid and T.J. Maxx. The acquisition of the property was funded from available cash.  The results of operations of the Paramount Property are included in the accompanying consolidated statement of operations from the date of acquisition through December 31, 2009.

Pro forma information has not been included since this acquisition was not considered significant.

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, buildings and improvements, and identified intangibles such as above and below market leases, acquired in-place leases).  The intangibles are amortized over the remaining non-cancelable terms of the respective leases.  During 2009, the Company completed its evaluation of the acquired assets at the Paramount Property.  As a result of its evaluations, the Company has allocated the purchase price as follows:

Land	$6,346,871
Building	9,884,334
Tenant improvements	334,088
Acquired lease intangible assets	1,827,661
Acquired lease intangible liabilities	(1,125,870)
Lease origination costs	872,916
Total	$18,140,000

Future minimum rentals to be received under non-cancelable tenant leases at December 31, 2009 are approximately as follow:

Year ending December 31:
2010	$1,585,354
2011	1,535,542
2012	1,446,402
2013	1,370,424
2014	1,279,882
Thereafter	12,572,108
$19,789,712

The scheduled amortization of acquired lease intangible assets as of December 31, 2009 is as follows:

Year ending December 31:
2010	$260,977
2011	210,850
2012	177,876
2013	159,123
2014	128,350
Thereafter	882,975
$1,820,151

The intangible assets are being amortized over a weighted average life of 12.2 years.

The scheduled amortization of acquired lease intangible liabilities as of December 31, 2009 is as follows:

Year ending December 31:
2010	$(174,236)
2011	(174,236)
2012	(151,187)
2013	(146,252)
2014	(62,293)
Thereafter	(412,983)
$(1,121,187)

The intangible liabilities are being amortized over a weighted average life of 10.1 years.

3.	INITIAL PUBLIC OFFERING AND FRAMEWORK TRANSACTIONS

On October 23, 2007, the Company sold 41,400,000 units ("Units") in the Public Offering at a price of $10 per Unit, including 5,400,000 Units sold by the underwriters in their exercise of the full amount of their over-allotment option.  Each Unit consists of one share of the Company's common stock and one warrant.

Simultaneously with the consummation of the Public Offering, the Sponsor purchased 8,000,000 Private Placement Warrants at a purchase price of $1.00 per warrant.  The proceeds of $8 million were placed in a trust account (the "Trust Account").  The Private Placement Warrants were identical to the warrants sold in the Public Offering except that the Private Placement Warrants are exercisable on a cashless basis as long as they are still held by the Sponsor or its permitted transferees.  The purchase price of the Private Placement Warrants approximated the fair value of such warrants at the purchase date.

The Company has the right to redeem all of the warrants it issued in the Public Offering or the Private Placement Warrants, at a price of $0.01 per warrant upon 30 days' notice while the warrants are exercisable, only in the event that the last sale price of the common stock is at least a specified price, as described below.

In accordance with the warrant agreement relating to the warrants sold and issued in the Public Offering and the Private Placement Warrants, the Company is only required to use its best efforts to maintain an effective registration statement covering the warrants.  The Company will not be obligated to deliver shares securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise.  Consequently, the warrants may expire unexercised and unredeemed.  Additionally, in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the exercise of a warrant issued in the Public Offering.

As a result of the Framework Transactions that were consummated on October 20, 2009, certain terms of the warrants were amended as follows:

•	The exercise price of the warrants was increased to $12.00 from $7.50 per share.

•	The expiration date of the warrants was extended from October 17, 2011 to October 23, 2014.

•	The price at which the Company's common stock must trade before the Company is able to redeem the warrants it issued in the Public Offering increased from $14.25 to $18.75.

•
The price at which the Company's common stock must trade before the Company is able to redeem the Private Placement Warrants increased from $14.25 to (x) $22.00, as long as they are held by the Sponsor or its members, members of its members' immediate families or their controlled affiliates, or (y) $18.75.

•
To provide that a warrantholder's ability to exercise warrants is limited to ensure that such holder's "Beneficial Ownership" or "Constructive Ownership," each as defined in the Company's certificate of incorporation, does not exceed the restrictions contained in the certificate of incorporation limiting the ownership of shares of the Company's common stock.

Upon the closing of the Public Offering and the concurrent private placement, $406.5 million including $14.5 million of the underwriters' deferred discounts and commissions described below were held in the Trust Account and invested in U.S. "government securities" within the meaning of Section 2(a)(16) of the Investment Company

Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.  Upon consummation of the Framework Transactions, the funds were released to the company from the Trust Account.

In connection with the Public Offering, the Company paid Banc of America Securities LLC, Maxim Securities Inc., Gunnallen Financial Inc. and Ladenburg Thalmann & Co. Inc., the underwriters of the Public Offering, an underwriting discount of 7.0% of the gross proceeds of the Public Offering, of which 3.5% of the gross proceeds ($14.5million) was held in the Trust Account and payable only upon the consummation of a Business Combination.  The underwriters waived their right to receive such payment upon the Company's liquidation if the Company was unable to complete a Business Combination.  In August 2009, the Company renegotiated with the underwriters of the Public Offering, reducing the fee to $4.2 million, which was paid prior to December 31, 2009.

With respect to a Business Combination which was approved and consummated, any stockholder who purchased securities offered in the Public Offering or in the secondary market (each a "public stockholder") who voted against such Business Combination could demand that the Company convert his or her shares.  The per share conversion price equaled the amount on deposit in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by public stockholders at the consummation of the Public Offering.  Accordingly, public stockholders holding 12,419,999 shares sold in the Public Offering could seek conversion of their shares in the event of a Business Combination.  Such public stockholders were entitled to receive their per share interest in the Trust Account computed without regard to the shares of common stock held prior to the consummation of the Public Offering.  Accordingly, a portion of the net proceeds from the Public Offering (29.99% of the amount placed in the Trust Account, including the deferred portion of the underwriters' discount and commission) was classified as common stock subject to possible conversion and a portion (29.99%) of the interest earned on the Trust Account, after deducting the amounts permitted to be utilized for tax obligations and working capital purposes, was recorded as deferred interest on the December 31, 2008 balance sheet.  Pursuant to letter agreements, the Company's stockholders prior to the Public Offering waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

An aggregate of 10,230,325 shares of the Company's common stock were cancelled in connection with the completion of the Framework Transactions, consisting of the cancellation of 10,125,000 shares that were held by the Sponsor, 100,000 shares that were held by five of the Company's independent directors, and 5,325 shares of public stockholders who elected to exercise conversion rights with respect to the proposal to approve the Framework Transactions.  The conversion by the public stockholders resulted in a net payment of $52,173 and the remaining balance previously included in common stock subject to redemption was reclassed to additional paid-in capital and the balance in the deferred interest payable was recognized as interest income.

Under the terms of a registration rights agreement, the Sponsor has the right to make up to three demands that the Company register 125,000 shares of common stock held by the Company's independent directors and the 8,000,000 Private Placement Warrants and the shares for which they are exercisable. Under this agreement the Sponsor can elect to exercise its registration rights at any time beginning on the date three months prior to the expiration of the applicable transfer restrictions.  Under this agreement, the restricted transfer period for the shares expires on the date that is one year after the consummation of the Framework Transactions, which constituted the Company's initial Business Combination, and the restricted transfer period for the Private Placement Warrants and the shares for which they are exercisable expired on the consummation of the Company's initial Business Combination.  The Company will bear the expenses incurred in connection with the filing of any registration statement.  Pursuant to the registration rights agreement, the Sponsor and the Company's executive officers and directors will waive any claims to monetary damages for any failure by the Company to comply with the requirements of the registration rights agreement.

4.	INVESTMENTS HELD IN TRUST

At December 31, 2008, the Company had investments in treasury bills which it considered a trading security.  The investments were carried at market value, which approximated cost plus accrued interest.  Upon the consummation of the Framework Transactions the funds held in trust were released to the Company and placed in U.S. bank accounts which are reflected in Cash in the accompanying consolidated balance sheet.

The following table reconciles the amount of net proceeds from the Public Offering and the concurrent private placement in the Trust Account to the balance at December 31, 2009:

	December 31, 2009	December 31, 2008
Contribution to trust	$406,456,881	$406,456,881
Underwriters discounts and commissions	(4,222,000)	(14,490,000)
Interest income received	10,232,218	9,879,810
Withdrawals to fund tax payments	(4,670,144)	(4,345,144)
Withdrawal for working capital purposes	(2,779,280)	(696,971)
Total investments held in trust	405,017,675	396,804,576
Less: Payment to dissenting stockholders	(52,637)	—
Less: Transfer to cash accounts	(404,965,038)	—
Total investments held in trust	$—	$396,804,576

5.	PREFERRED STOCK

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  In connection with the consummation of the Framework Transaction, on October 20, 2009, the Company's certificate of incorporation was amended to increase the number of authorized shares of the Company's preferred stock from 5,000 to 50,000,000.

6.	COMMON STOCK

On September 4, 2007, the Company's Board of Directors authorized a 6 for 5 stock split with respect to all outstanding shares of the Company's common stock.  On October 17, 2007, the Company's Board of Directors authorized an additional 6 for 5 stock split with respect to all outstanding shares of the Company's common stock.  All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect these transactions.

On September 4, 2007, the Company's certificate of incorporation was amended to increase the authorized shares of common stock from 70,000,000 to 106,000,000 shares of common stock.  In connection with the consummation of the Framework Transactions, on October 20, 2009, the Company's certificate of incorporation was amended to increase the number of authorized shares of the Company's common stock from 106,000,000 to 500,000,000.

The Company has reserved 53,400,000 shares for the exercise of warrants issued during the Public Offering and the Private Placement Warrants, and the issuance of shares under the Company's 2009 Equity Incentive Plan (the "2009 Plan").

7.	STOCK COMPENSATION AND OTHER BENEFIT PLANS

The Company follows the FASB guidance related to stock compensation which establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer's stock.  The guidance also defines a fair value-based method of accounting for an employee stock option or similar equity instrument

During 2009, the Company adopted the 2009 Plan.  The 2009 Plan provides for grants of restricted common stock and stock option awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company's common stock at the time of the award, subject to a ceiling of 4,000,000 shares.

Restricted Stock

During the year ended December 31, 2009, the Company awarded a total of 235,000 shares of restricted stock from the 2009 Plan.  As of December 31, 2009 there remained a total of $2.3 million of unrecognized restricted stock compensation related to outstanding nonvested restricted stock grants awarded under the plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 3 years.  For the year ended December 31, 2009, amounts charged to compensation expense totaled $138,400.  Nothing was incurred in prior years.

A summary of the status of the Company's nonvested restricted stock awards as of December 31, 2009, and changes during the year ended December 31, 2009 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	—	—
Granted	235,000	$10.27
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2009	235,000	$10.27

Stock Options

During the year ended December 31, 2009, the Company awarded a total of 235,000 options to purchase shares under the 2009 Plan.  The shares vest over an average period of 3.5 years. The Company has used the Monte Carlo method for purposes of estimating the fair value in determining compensation expense for options granted for the year ended December 31, 2009.  The assumption for expected volatility has a significant effect on the grant fair value.  Volatility is determined based on the historical volatilities of REITs similar to the Company.  The Company used the simplified method to determine the expected life which is calculated as an average of the vesting period and the contractual term.  The fair value for the options issued by the Company was estimated at the date of the grant using the following weighted-average assumptions:

Year ended December 31, 2009
Weighted-average volatility at a range of 34% to 39%	35.0%
Expected dividends at a range of 7.3% to 7.5%	7.3%
Expected life (in years) at a range of 6.0 to 6.5	6.1
Risk-free interest rate	2.6%

A summary of option activity as of December 31, 2009, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Weighted Average Fair Value
Outstanding at December 31, 2008	—	—	—
Granted	235,000	$10.25	10	$2.18
Exercised	—	—	—
Expired	—	—	—
Outstanding at December 31, 2009	235,000	$10.25	10	$2.18
Exercisable at December 31, 2009	—	—	—	—

The fair value of the stock options at the date of grant was $0.5 million.  For the year ended December 31, 2009, amounts charged to compensation expense totaled $29,414. Nothing was incurred in prior years.  The total unearned compensation at December 31, 2009 was $0.5 million.  There were no options granted during the year ended December 31, 2008 and 2007.

8.	INCOME TAXES

The components of the provision for income taxes are as follows:

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period from July 10, 2007 (inception) to December 31, 2007
Current:
Federal	$(944,096)	$1,901,590	$1,026,445
State	—	—	59,258
Deferred:
Federal	675,753	(542,684)	(133,069)
State	—	—	—
Total provision for income taxes	$(268,343)	$1,358,906	$952,634

The components of the deferred tax asset are as follows:

	December 31, 2009	December 31, 2008
Assets deferred for income tax purposes	$1,120,109	$407,664
Deferred interest income	—	381,377
Valuation allowance	(1,120,109)	(113,288)
Deferred tax asset	—	$675,753

For the year ended December 31, 2008, the Company recorded a valuation allowance against the state deferred tax asset since it cannot determine realizability for tax purposes and therefore cannot conclude that the deferred tax asset is more likely than not recoverable at this time.  However, at December 31, 2009, the Company recorded a full valuation allowance against the deferred tax asset as a result of the impending REIT status in 2010.

The Company's effective tax rate differs from the effective tax rate of 34.0% for the year ended December 31, 2008 principally due to the following:

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period from July 10, 2007 (inception) to December 31, 2007
Federal statutory rate	34.0%	34.0%	34.0%
Permanent differences	-19.8%	—	—
State taxes	-1.0%	-2.3%	0.6%
Valuation allowance	-10.5%	2.3%	0.8%
Effective tax rate	2.7%	34.0%	35.4%

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash, restricted cash, income tax receivable, prepaid expenses, other assets, accrued expenses, other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2009	December 31, 2008
Framework Transactions costs	$2,440,060	$—
Payroll and related costs	521,598	—
Professional fees	896,928	60,012
Other	576,000	212,672
	$4,434,586	$272,684

11.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

 In September 2009, the Company entered into an agreement with CSCA Capital Advisors LLC.  The agreement states that after consummation of the Framework Transactions the Company is liable to pay an Asset Transaction Fee ("Asset Transaction Fee").  The Asset Transaction Fee is equal to 0.65% of total purchase price paid by the Company for real estate assets or related debt or equity investments including all cash, notes, contingent payments, securities and other property paid together with the assumption of indebtedness.  The Company's obligation to pay the Asset Transaction Fee will end at such at time as the cumulative transaction value of properties acquired and/or investments made exceeds the amount of the Trust Account proceeds.  For the year ended December 31, 2009, the Company has incurred $2.4 million of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.

12.	RELATED PARTY TRANSACTIONS

Prior to the consummation of the Framework Transactions, the Company has paid up to $7,500 a month in total for office space and general and administrative services to the Sponsor.  In connection with the consummation of the Framework Transactions, on October 20, 2009, the Company entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, an entity wholly owned by four of the Company's directors, which replaced the original agreement with the Sponsor.  Pursuant to the Shared Facilities and Services Agreement, NRDC Real Estate Advisors, LLC provides the Company with access to, among other things, their information technology, office space, personnel and other resources necessary to enable the Company to perform its business, including access to NRDC Real Estate Advisors, LLC's real estate teams, who will work with the Company to source, structure, execute and manage properties for a transitional period.  As of December 31, 2009, the Company paid NRDC Real Estate Advisors, LLC a monthly fee of $7,500 pursuant to the Transitional Shared Facilities and Services Agreement.  For the years ended December 31, 2009, 2008, and 2007 the Company has incurred $62,661, $90,000, and 16,451, respectively, of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.

The related party payable at December 31, 2009 was related to expenses paid by Hudson Bay Trading Company, an affiliate of the Sponsor, on the Company's behalf.

13.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 are as follows (In thousands, except per share data):

	Year Ended December 31, 2009				Year Ended December 31, 2008
	Quarter Ended				Quarter Ended
	3/31	6/30	9/30	12/31	3/31	6/30	9/30	12/31
Base rents	$—	$—	$—	$46	$—	$—	$—	$—
Interest Income	$74	$83	$64	$1,484	$2,277	$888	$1,507	$891
Net Income (Loss)	(220)	(739)	(2,337)	(6,070)	1,089	465	833	250
Basic and diluted (loss) income per share	$(0.00)	$(0.01)	$(0.05)	$(0.14)	$0.02	$0.01	$0.02	$—

The fourth quarter 2009 results reflects the consummation of the Framework Transactions on October 20, 2009 and the purchase of the Paramount Property.

14.	SUBSEQUENT EVENTS

In determining subsequent events, the Company reviewed all activity from January 1, 2010 to the date the financial statements are issued and discloses the following items:

On January 26, 2010, the Company acquired a shopping center located in Santa Ana, California (the "Santa Ana Property"), for a purchase price of approximately $17.3 million.  The Santa Ana Property is a shopping center of approximately 100,306 square feet.  The Santa Ana Property has two major anchor tenants, including Food 4 Less and FAMSA Furniture Store. The acquisition of the property was funded from available cash.

On February 1, 2010, the Company acquired a shopping center located in Kent, Washington (the "Meridian Valley Property"), for an aggregate purchase price of approximately $7.1 million.  The Meridian Valley Property is a fully leased shopping center of approximately 51,566 square feet, anchored by a QFC (Kroger) Grocery store.  The acquisition of the property was funded from available cash.

On February 2, 2010, The Company purchased a 99.7% interest in Phillips Ranch Shopping Center, (the "Phillips Ranch Property") a neighborhood center located in Pomona, California for an aggregate purchase price of approximately $7.4 million. A portion of the proceeds were used to extinguish an existing $18.5 million deed of trust on the Phillips Ranch Property The Phillips Ranch Property is a 125,554 square foot neighborhood center.  The acquisition of the property was funded from available cash.

On December 15, 2009, the Company entered into a purchase and sale agreement with PBS Associates, LLC (the "Seller") to acquire a property known as the Aurora Shopping Center, located in Seattle, Washington.  The estimated total purchase price was to be $23 million which included the Company assuming $2.5 million of the Sellers obligation on an existing loan.  In accordance with the terms of this agreement, $0.5 million was deposited into an interest-bearing escrow account with the Title Company on January 4, 2010.  On January 20, 2010, there was an amendment to the agreement dated December 15, 2009 to reduce the total purchase price to $22.9 million.

On March 11, 2010, the Company completed the acquisition of a shopping center located in Lake Stevens, Snohomish County, Washington (the "Lake Stevens Property"), for an aggregate purchase price of approximately $16.2 million.  The Lake Stevens Property is a shopping center of approximately 74,130 square feet, is 100% occupied and anchored by Haggen Food & Pharmacy.  The acquisition of the property was funded from available cash.

The Company has not yet determined the purchase price allocations for the above property acquisitions.

RETAIL OPPORTUNITY INVESTMENTS CORP.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(in thousands)

		Initial Costs to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Buildings & Improvements	Land	Buildings & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation(1)	Date of Acquisition
Paramount Plaza Paramount, CA	$—	$6,347	$10,218	$—	$—	$6,347	$10,218	$16,565	$20	12/22/2009

(1)	Depreciation and investments in buildings and improvements reflected in the consolidated statements of operations is calculated over the estimated useful life of the assets as follows:

Buildings:  40 years
Property Improvements:  10-20 years
Tenant Improvements:  Shorter of lease term or their useful life

The changes in real estate and accumulated depreciation for the three years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Cost
Balance, beginning of year	$—	$—	$—
Properties acquired	16,565	—	—
Improvements and betterments	—	—	—
Write off of fully-depreciated assets	—	—	—
Balance, end of year	$16,565	$—	$—

Accumulated Depreciation
Balance, beginning of year	$—	$—	$—
Depreciation expenses	20	—	—
Write off of fully-depreciated assets	—	—	—
Balance, end of year	$20	$—	$—
Net book value	$16,545	$—	$—