Form 10-Q
period 2010-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2010-05-06
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0500600 (I.R.S. Employer Identification No.)

3 Manhattanville Road Purchase, New York (Address of principal executive offices)	10577 (Zip code)

(914) 272-8080
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  41,804,675 shares of common stock, par value $0.0001 per share, outstanding as of May 4, 2010.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Real Estate Investments:
Land	$20,744,600	$6,346,871
Building and improvements	41,921,037	10,218,422
	62,665,637	16,565,293
Less: accumulated depreciation	221,085	20,388
Real Estate Investments, net	62,444,552	16,544,905
Cash and cash equivalents	330,017,232	383,240,827
Tenant Receivables	168,515	—
Notes Receivables	982,262	—
Deposits	973,000	—
Acquired lease intangible asset, net of accumulated amortization	4,134,453	1,820,151
Income taxes receivable	1,236,375	1,236,375
Prepaid expenses	364,900	147,634
Deferred charges, net of accumulated amortization	1,654,937	870,769
Other	77,624	12,852
Total assets	$402,053,850	$403,873,513

LIABILITIES AND EQUITY

Liabilities:
Acquired lease intangibles liability, net of accumulated amortization	$2,314,189	$1,121,187
Accrued expenses	2,433,323	4,434,586
Due to related party	5,556	5,556
Tenants' security deposits	271,759	22,946
Other liabilities	243,688	94,463
Total liabilities	5,268,515	5,678,738

Equity:
Preferred stock, $.0001 par value 50,000,000 Authorized shares; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares Authorized; 41,569,675 shares issued and outstanding	4,156	4,156
Additional paid-in-capital	403,413,458	403,184,312
Accumulated deficit	(6,634,668)	(4,993,693)
Total Retail Opportunity Investments Corp. shareholders' equity	396,782,946	398,194,775

Noncontrolling interests	2,389	—
Total equity	396,785,335	398,194,775
Total liabilities and equity	$402,053,850	$403,873,513

The accompanying notes to consolidated financial statements
are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Revenues
Base rents	$1,108,683	$—
Recoveries from tenants	260,649	—
Total revenues	1,369,332	—

Property operating	206,965	—
Property taxes	133,957	—
Depreciation and amortization	443,550	—
General & Administrative Expenses	2,152,926	406,398
Property acquisition costs	486,470	—
Total operating expenses	3,423,868	406,398

Operating loss	(2,054,536)	(406,398)
Non-operating income (expenses)
Interest Income	413,561	73,506
Benefit for Income Taxes	—	(113,163)
Net Loss Attributable to Retail Opportunity Investments Corp.	$(1,640,975)	$(219,729)

Weighted average shares outstanding Basic and diluted:	41,569,675	51,750,000

Loss per share Basic and diluted:	$(0.04)	$(0.00)

The accompanying notes to consolidated financial statements
are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Noncontrolling Interests	Equity
Balance at December 31, 2009	41,569,675	$4,156	$403,184,312	$(4,993,693)	$—	$398,194,775
Compensation expense related to options granted	—	—	40,113	—	—	40,113
Compensation expense related to restricted stock grants	—	—	189,033	—	—	189,033
Contributions	—	—	—	—	2,389	2,389
Net Loss Attributable to Retail Opportunity Investments Corp.	—	—	—	(1,640,975)	—	(1,640,975)
Balance at March 31, 2010	41,569,675	$4,156	$403,413,458	$(6,634,668)	$2,389	$396,785,335

The accompanying notes to consolidated financial statements
are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,640,975)	$(219,729)
Adjustments to reconcile loss to cash used in operating activities:
Depreciation and amortization	443,550	—
Straight-line rent adjustment	(69,123)	—
Amortization of above and below market rent	(53,075)	—
Amortization relating to stock based compensation	229,146	—
Provisions for tenant credit losses	53,351	—
Change in operating assets and liabilities
Tenant receivables	(152,743)	—
Prepaid expenses	(217,266)	39,746
Interest on investments held in trust	—	(56,522)
Income taxes receivable	—	83,154
Deferred tax asset	—	(62,738)
Due to related party	—	1,000
Deferred interest payable	—	(16,984)
Accrued expenses	(2,144,526)	(85,682)
Other asset and liabilities, net	332,360	—
Net cash used in operating activities	(3,219,301)	(317,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal of funds from investments placed in trust	—	317,550
Investments in real estate	(47,945,559)	—
Improvements to properties and deferred charges	(105,862)	—
Deposits on real estate acquisitions	(973,000)	—
Disbursements relating to notes receivable	(982,262)	—
Net cash (used in) provided by investment activities	(50,006,683)	317,550

CASH FLOWS FROM FINANCING ACTIVITIES
Noncontrolling interests:
Contributions from consolidated joint venture minority interests, net	2,389	—
Net cash provided by financing activities	2,389	—
Net decrease in cash and cash equivalents	(53,223,595)	(205)
Cash and cash equivalents at beginning of period	383,240,827	4,222
Cash and cash equivalents at end of period	$330,017,232	$4,017

The accompanying notes to consolidated financial statements are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010
(unaudited)

1.	ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Retail Opportunity Investments Corp. (the "Company"), formerly known as NRDC Acquisition Corp., was incorporated in Delaware on July 10, 2007 for the purpose of acquiring through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more assets or control of one or more operating businesses (the "Business Combination").  On August 7, 2009, the Company entered into the Framework Agreement (the "Framework Agreement") with NRDC Capital Management, LLC (the "Sponsor") which, among other things, sets forth the steps to be taken by the Company to continue the business as a corporation that will elect to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2010.  On October 20, 2009, the Company's stockholders and warrantholders approved each of the proposals presented at the special meetings of stockholders and warrantholders, respectively, in connection with the transactions contemplated by the Framework Agreement (the "Framework Transactions"), including to provide that the consummation of substantially all of the Framework Transactions also constitutes a Business Combination under the Company's second amended and restated certificate of incorporation, as amended (the "certificate of incorporation").  Following the consummation of the Framework Transactions, the Company has been primarily focused on investing in, acquiring, owning, leasing, repositioning and managing a diverse portfolio of necessity-based retail properties, including, primarily, well located community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores

As of March 31, 2010, the Company owned five properties containing a total of approximately 447,000 square feet of gross leasable area ("GLA").

The Company is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and the Company conducts substantially all of its business through, its operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "operating partnership"), and its subsidiaries.

Principles of Consolidation and Use of Estimates

The accompanying unaudited financial statements include the consolidated accounts of the Company and its investments in a partnership and limited liability companies in which the Company is presumed to have control in accordance with Financial Accounting Standards Board's ("FASB") guidance.  The Company consolidates all variable interest entities ("VIEs") for which it is the primary beneficiary.  Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of the equity investment at risk (i) lack the ability to make decisions about an entity's activities through voting or similar rights, (ii) have no obligation to absorb the expected losses of the entity, or (iii) have the right to receive the expected residual returns of the entity, or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The guidance requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE, i.e., the entity that will receive a majority of the VIE's expected losses, expected residual returns, or both.  In determining whether the Company is the primary beneficiary of a VIE, it considers qualitative and quantitative factors including, but not limited to: (i) the amount and characteristics of the Company's investment, (ii) the obligation or likelihood for the Company or other investors to and the other investors' ability to control or significantly influence key provide financial support, (iii) the Company's decisions for the VIE, and (iv) the similarity with, and significance to, the business activities of the Company and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.  The Company has determined that its operating partnership should be consolidated into the consolidated financial statements of the Company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements.  In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included.  The 2010 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  The consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the valuation of real estate, depreciable lives, revenue recognition, fair value estimates, the collectability of tenant receivables and the valuation of options and warrants.  Actual results could differ from these estimates.  The balance sheet at December 31, 2009 has been derived from audited financial statements at that date.

Federal Income Taxes

Commencing with the Company's taxable year ending December 31, 2010, the Company intends to elect to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the "Code").  Under those sections, a REIT that, among other things, distributes at least 90% of REIT taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of March 31, 2010, the tax years 2007 through and including 2009 remain open to examination by the Internal Revenue Service and state taxing authorities.  There are currently no examinations in progress.

Real Estate Investments

All capitalizable costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal period(s).  The fair values associated with below market rental renewal options are determined based on our experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases.  The value of below market rental lease renewal options is deferred until such time the renewal option is exercised and subsequently amortized over the corresponding renewal period.  If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time.  The value of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancelable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation on a retrospective basis.

Regarding the Company's 2010 real estate acquisitions (see note 2), the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

The Company is currently in the process of evaluating the fair value of the in-place leases for the property that was purchased in a joint venture (see note 2).  Consequently, no value has been assigned to the leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the three months ended March 31, 2010 and 2009 the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was $53,100 and  $0, respectively, which amounts are included in base rents in the accompanying consolidated statements of operations.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of its real estate investments is impaired at March 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in banks and money market depository accounts with U.S financial institutions with original maturities of less than ninety days.  These balances in the U.S. may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits.

Revenue Recognition

Management has determined that all of the Company's leases with its various tenants are operating leases.  Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  Percentage rent is recognized when a specific tenant's sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.  Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date.  The Company recognizes termination fees in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, "Revenue Recognition," when the following conditions are met: (a) the termination agreement is executed; (b) the termination fee is determinable; (c) all landlord services pursuant to the terminated lease have been rendered, and (d) collectivity of the termination fee is assured.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The provision for doubtful accounts was $53,400 and $0 for the three months ended March 31, 2010 and 2009, respectively.

Depreciation and Amortization

The Company uses the straight-line method for depreciation and amortization.  Buildings are depreciated over the estimated useful lives which the Company estimates to be 35-40 years.  Property improvements are depreciated over the estimated useful lives that range from 10 to 20 years.  Furniture and fixtures are depreciated over the estimated useful lives that range from 3 to 10 years.  Tenant improvements are amortized over the shorter of the life of the related leases or their useful life.

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $241,900 and $0 as of March 31, 2010 and 2009, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and tenant receivables. The Company places its cash and cash equivalents in excess of insured amounts with high quality financial institutions.  The Company performs ongoing credit evaluations of its tenants and requires tenants to provide security deposits.

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

As of March 31, 2010 and March 31, 2009, the effect of the 41,400,000 warrants issued in connection with the initial Public Offering (the "Public Offering"), the 8,000,000 Private Placement Warrants purchased simultaneously by the Sponsor with the consummation of the Public Offering, and the restricted stock and options granted in 2009 were not included in the calculation of diluted EPS since the effect would be anti-dilutive.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 5.

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

Segment Reporting

The Company operates in one industry segment which involves, investing in, acquiring, owning, and managing commercial real estate in the United States.  Accordingly, the Company has a single reportable segment for disclosure purposes.

Accounting Standards Updates

Effective January 1, 2010 the Company adopted the accounting guidance related to noncontrolling interests in the consolidated financial statements, which clarifies that a noncontrolling interest in a subsidiary (minority interests or certain limited partners' interest, in the case of the Company), subject to the classification and measurement of redeemable securities, is an ownership interest in a consolidated entity which should be reported as equity in the parent company's consolidated statements.  The guidance requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated statement of operations, of those amounts of consolidated statement of operations attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated statement of operations.  The guidance requires a parent company to recognize a gain or loss in consolidated statement of operations when a subsidiary is deconsolidated and requires the parent company to attribute to noncontrolling interests their share of losses, if appropriate, even if such attribution results in a deficit balance applicable to the noncontrolling interests within the parent company's equity accounts.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Effective January 1, 2010 the Company adopted the FASB guidance which requires additional information regarding transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  The guidance eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Effective January 1, 2010 the Company adopted the FASB guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  The guidance also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

2.	REAL ESTATE INVESTMENTS

The following real estate acquisitions have occurred during the three months ended March 31, 2010.

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

On February 2, 2010, the Company purchased a 99.97% membership interest in ROIC Phillips Ranch, LLC, (the "Phillips Ranch, LLC") which owns and manages the Phillips Ranch Shopping Center (the "Phillips Ranch Property"), a neighborhood center located in Pomona, California, for an aggregate purchase price of approximately $7.4 million.  The Phillips Ranch Property is approximately 125,554 square feet. The investment in the Phillips Ranch, LLC was funded from available cash.

As the managing member of the Phillips Ranch, LLC, a subsidiary of the Company has the authority to oversee the day-to-day operations of the Phillips Ranch, LLC.  The Phillips Ranch, LLC has hired an affiliate (the "Phillips Ranch Manager") of the third party member of the Phillips Ranch, LLC which holds a 0.3% membership interest in the Phillips Ranch, LLC to assist in managing and operating the Phillips Ranch Property as specified in that certain Management Services Agreement dated February 2, 2010 between Phillips Ranch, LLC and the Phillips Ranch Manager.  In compensation for its services the Phillips Ranch Manager is to receive an amount equal to one-third of actual management fees received by the Company.  The Company receives a management fee based on 4% of collected revenue.  In addition the Phillips Manager is to receive a monthly asset management fee of $8,000.

On March 11, 2010, the Company acquired a shopping center located in Lake Stevens, Snohomish County, Washington (the "Lake Stevens Property"), for an aggregate purchase price of approximately $16.2 million.  The Lake Stevens Property is a shopping center of approximately 74,130 square feet, is 100% occupied and anchored by Haggen Food & Pharmacy.  The acquisition of the property was funded from available cash.

3.	PREFERRED STOCK

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

4.	COMMON STOCK AND WARRANTS

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

The Company has the right to redeem all of the warrants it issued in the Public Offering or the Private Placement Warrants, at a price of $0.01 per warrant upon 30 days' notice while the warrants are exercisable, only in the event that the last sale price of the common stock is at least a specified price.  The terms of the warrants are as follows:

•	The exercise price of the warrants is $12.00.

•	The expiration date of the warrants is October 23, 2014.

•	The price at which the Company's common stock must trade before the Company is able to redeem the warrants it issued in the Public Offering is $18.75.

•
The price at which the Company's common stock must trade before the Company is able to redeem the Private Placement Warrants is (x) $22.00, as long as they are held by the Sponsor or its members, members of its members' immediate families or their controlled affiliates, or (y) $18.75.

•
To provide that a warrantholder's ability to exercise warrants is limited to ensure that such holder's "Beneficial Ownership" or "Constructive Ownership," each as defined in the Company's certificate of incorporation, does not exceed the restrictions contained in the certificate of incorporation limiting the ownership of shares of the Company's common stock.

The Company has reserved 53,400,000 shares for the exercise of warrants issued during the Public Offering and the Private Placement Warrants, and issuance of shares under the Company's 2009 Equity Incentive Plan (the "2009 Plan").

5.	STOCK COMPENSATION AND OTHER BENEFIT PLANS

The Company follows the FASB guidance related to stock compensation which establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer's stock.  The guidance also defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

During 2009, the Company adopted the 2009 Plan.  The 2009 Plan provides for grants of restricted common stock and stock option awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company's common stock at the time of the award, subject to a ceiling of 4,000,000 shares.

Restricted Stock

During the three months ended March 31, 2010, the Company did not award any shares of restricted stock.  As of March 31, 2010 there remained a total of $2.1 million of unrecognized restricted stock compensation related to outstanding nonvested restricted stock grants awarded under the plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 2.75 years.  For the three months ended March 31, 2010 and 2009, amounts charged to compensation expense totaled $189,000 and $0, respectively.

A summary of the status of the Company's nonvested restricted stock awards as of March 31, 2010, and changes during the three months ended March 31, 2010 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	235,000	$10.27
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2010	235,000	$10.27

Stock Options

A summary of options activity as of March 31, 2010, and changes during the three months ended March 31, 2010 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	235,000	$10.25
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2010	235,000	$10.25
Exercisable at March 31, 2010	—	—

For the three months ended March 31, 2010 and March 31, 2009  amounts charged to compensation expense totaled $40,113 and $0, respectively.  The total unearned compensation at March 31, 2010 was $442,100.  The shares vest over an average period of 3.25 years.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, income tax receivable, prepaid expenses, other assets, accrued expenses, other liabilities are reasonable estimates of their fair values because of the short-term nature of these instruments.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Framework Transaction costs	$—	$2,440,060
Professional fees	958,287	896,928
Payroll and related costs	511,855	521,598
Costs related to the acquisition of properties	262,806	328,485
Real estate taxes	163,949	—
Building improvements	137,367	—
Other	399,059	247,515
	$2,433,323	$4,434,586

8.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

9.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, an entity wholly owned by four of the Company's directors, which replaced the original agreement with the Sponsor.  Pursuant to the Transitional Shared Facilities and Services Agreement, NRDC Real Estate Advisors, LLC provides the Company with access to, among other things, their information technology, office space, personnel and other resources necessary to enable the Company to perform its business, including access to NRDC Real Estate Advisors, LLC's real estate teams, who will work with the Company to source, structure, execute and manage properties for a transitional period.  As of March 31, 2010, the Company paid NRDC Real Estate Advisors, LLC a monthly fee of $7,500 pursuant to the Transitional Shared Facilities and Services Agreement.  For the three months March 31, 2010 and 2009, the Company has incurred $22,500 of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.

The related party payable at March 31, 2010 and December 31, 2009 was related to expenses paid by Hudson Bay Trading Company, an affiliate of the Sponsor, on the Company's behalf.

10.	SUBSEQUENT EVENTS

In determining subsequent events, the Company reviewed all activity from April 1, 2010 to the date the financial statements are issued and discloses the following items:

On April 5, 2010, the Company acquired a shopping center located in Sacramento, California (the "Norwood Property"), for an aggregate purchase price of $13.5 million.  The Norwood Property is a shopping center of approximately 90,000 square feet and is anchored by Viva Supermarket, Rite Aid and Citi Trends.  The acquisition of the property was funded from available cash.

On April 8, 2010, the Company acquired a shopping center located in Pleasant Hill, California (the "Pleasant Hill Marketplace Property"), for an aggregate purchase price of $13.7 million.  The Pleasant Hill Marketplace Property is a shopping center of approximately 71,000 square feet, is anchored by Office Depot and Basset Furniture, and shadow anchored by Best Buy.  The acquisition of the property was funded from available cash.

In December 2009, the Company entered into a purchase and sale agreement with PBS Associates, LLC  to acquire the property known as the Aurora Shopping Center, located in Seattle, Washington.  On March 23, 2010, the agreement was terminated.  On April 9, 2010, in accordance with the terms of the agreement, the earnest money deposit of $500,000 and costs related to the acquisition of approximately $20,000 were returned to the Company.

On March 21, 2010, the Company entered into a purchase and sale agreement with Watt Elkhorn Associates, L.P. (the "Seller") to acquire a property known as the Watt Towne Center, located in North Highlands (Sacramento), California.  In accordance with the terms of this agreement, $121,000 was deposited into an interest-bearing escrow account with the Title Company on March 24, 2010.  The Company has incurred costs of approximately $30,100 for the three months ended March 31, 2010 and $1,500 subsequent to the period ended.  On April 7, 2010, the original agreement was amended to extend the contingency period for the purchase to April 14, 2010.  On April 14, 2010, the agreement expired; however, the Company remains interested in pursuing the purchase of the property.  In accordance with the terms of the agreement, the earnest money deposit shall be returned to the Company if the purchase does not occur.

On May 4, 2010, the Company's Board of Directors declared a cash dividend on its common stock of $.06 per share, payable on June 15, 2010 to holders of record on May 26, 2010.

On May 4, 2010, the Company's Board of Directors authorized the repurchase of up to an aggregate of $40 million of its outstanding warrants.  the Company may make periodic purchases on the open market or in privately negotiated transactions. The warrant repurchase program has no time limit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, we refer to Retail Opportunity Investments Corp. as "we," "us," "Company," or "our," unless we specifically state otherwise or the context indicates otherwise.

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "projects," "should," "estimates," "expects," and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").  Actual results may differ materially due to uncertainties including:

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

Overview

Retail Opportunity Investments Corp., formerly known as NRDC Acquisition Corp., was formed on July 10, 2007 as a special purpose acquisition corporation for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination, one or more assets or control of one or more operating businesses.  Through October 19, 2009, our efforts had been limited to organizational activities and activities relating to our initial public offering; we had neither engaged in any operations nor generated any revenues.  On October 20, 2009, we completed the transactions contemplated by the Framework Agreement with NRDC Capital Management, LLC, which, among other things sets forth the steps taken by us to continue our business as a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2010 (collectively, the "Framework Transactions").

Following the consummation of the Framework Transactions, our business has been primarily focused on investing in, acquiring, owning, leasing, repositioning and managing a diverse portfolio of necessity-based retail properties, including, primarily, well located community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores.  Although not our primary focus, we may also acquire other retail properties, including power centers, regional malls, lifestyle centers and single-tenant retail locations, that are leased to national, regional and local tenants.  We target properties strategically situated in densely populated, middle and upper income markets in the eastern and western regions of the United States.  In addition, we may supplement our direct purchases of retail properties with first mortgages or second mortgages, mezzanine loans, bridge or other loans and debt investments related to retail properties, which we refer to collectively as "real estate-related debt investments," in each case provided that the underlying real estate meets our criteria for direct investments.  Our primary focus with respect to real estate-related debt investments is to capitalize on the opportunity to acquire control positions that will enable us to obtain the asset should a default occur.  We refer to the properties and investments we target as our target assets.  We are organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, our wholly-owned subsidiary, serves as the general partner of, and we conduct substantially all of our business through, our operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (our "operating partnership"), and its subsidiaries.

Since the consummation of the Framework Transactions, we have been actively seeking to invest the amounts released to us from the trust account established in connection with our initial public offering (the "Trust Account") in our target assets.  As of March 31, 2010, our portfolio consisted of five shopping centers in California and Washington.  At March 31, 2010, our portfolio contained approximately 447,000 net rentable square feet and the properties in our portfolio were approximately 92 % leased.

Subsequent Events

On April 5, 2010, we acquired a shopping center located in Sacramento, California (the "Norwood Property"), for an aggregate purchase price of $13.5 million.  The Norwood Property is a shopping center of approximately 90,000 square feet and is anchored by Viva Supermarket, Rite Aid and Citi Trends.  The acquisition of the property was funded from available cash.

On April 8, 2010, we acquired a shopping center located in Pleasant Hill, California (the " Pleasant Hill Marketplace Property"), for an aggregate purchase price of $13.7 million.  The Pleasant Hill Marketplace Property is a shopping center of approximately 71,000 square feet, is anchored by Office Depot and Basset Furniture, and shadow anchored by Best Buy.  The acquisition of the property was funded from available cash.

On March 21, 2010, we entered into a purchase and sale agreement with Watt Elkhorn Associates, L.P. (the "Seller") to acquire a property known as the Watt Towne Center, located in North Highlands (Sacramento), California.  In accordance with the terms of this agreement, $121,000 was deposited into an interest-bearing escrow account with the Title Company on March 24, 2010.  We have incurred costs of approximately $30,100 for the three months ended March 31, 2010 and $1,500 subsequent to the period ended.  On April 7, 2010, the original agreement was amended to extend the contingency period for the purchase to April 14, 2010.  On April 14, 2010, the agreement expired; however, We remain  interested in pursuing the purchase of the property.  In accordance with the terms of the agreement, the earnest money deposit will be returned to us if the purchase does not occur.

In December 2009, we entered into a purchase and sale agreement and receipt for earnest money (the "Aurora Agreement") with PBS Associates, LLC (the "Aurora Seller") to acquire a shopping center located in Seattle, Washington (the "Aurora Property").  The Aurora Agreement provided that upon a failure by the Aurora Seller to give written notice to us of its intent to close the transaction and designating a date for closing, the transaction would automatically terminate.  The Aurora Seller failed to provide such notice and, accordingly, the Aurora Agreement automatically terminated in accordance with its terms on March 23, 2010.  In connection with such termination, the Aurora Seller has refunded to us in full the earnest money deposit of $500,000 and reimbursed us for all of our out-of-pocket due diligence costs paid to third parties.

On May 4, 2010, our Board of Directors declared a cash dividend on its common stock of $.06 per share, payable on June 15, 2010 to holders of record on May 26, 2010.

On May 4, 2010, our Board of Directors authorized the repurchase of up to an aggregate of $40 million of our outstanding warrants.  At March 31, 2010, we had 49.4 million warrants outstanding, with a strike price of $12.00 per warrant and an expiration date of October 23, 2014.  We may make periodic purchases on the open market, or in privately negotiated transactions. The warrant repurchase program has no time limit.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the following:

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

Report on Operating Results

Funds from operations ("FFO"), is a widely-recognized non-GAAP financial measure for REIT's that we believe when considered with financial statements determined in accordance with GAAP, provides additional and useful means to assess our financial performance.  FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.

We compute FFO in accordance with the "White Paper" on FFO published by National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income attributable to common shareholders (determined in accordance with GAAP) excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for partnerships and unconsolidated joint ventures.

In accordance with FASB guidance relating to business combinations, which, among other things, requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, in fiscal year 2010 the costs of completed acquisitions will reduce our FFO.  For the three months ended March 31, 2010, we expensed $486,470 relating to property acquisitions.

We consider FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.

However, FFO:

•
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2010.  FFO for the three months ended March 31, 2009 is not provided, since no real estate assets were owned by us during this period.

For the Three Months Ended March 31, 2010

Net Loss for period	$(1,640,975)

Plus: Real property depreciation	174,779
Amortization of tenant improvements and allowances	26,819
Amortization of deferred leasing costs	241,952
Funds from operations	$(1,197,425)

Net Cash Provided by (Used in):
Operating Activities	$(3,219,301)
Investing Activities	$(50,006,683)
Financing Activities	$2,389

Results of Operations

Our entire activity prior to the consummation of the Framework Transactions was limited to organizational activities, activities relating to our initial public offering and, after the initial public offering, activities relating to identifying and evaluating prospective acquisition targets.  During that period, we neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the initial public offering.  Prior to the consummation of the Framework Transactions, the majority of our operating income is derived from interest earned from the Trust Account previously held.

We had five properties in our portfolio at March 31, 2010.  We believe, because of the location of the properties in densely populated areas, the nature of our investment provides for relatively stable revenue flows even during difficult economic times.  We have a strong capital structure with no debt as of the quarter just ended.  We expect to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with our business strategy.

Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009

During the three months ended March 31, 2010, we incurred a net loss of $1.64 million compared to a net loss of $219,700 incurred during the three months ended March 31, 2009.  The substantial cause of the differences during the three month periods was due to the consummation of the Framework Transactions on October 20, 2009, which commenced our business plan of acquiring and managing retail properties.  During the three months ended March 31, 2010 we generated net operating income of $583,352 from the five properties acquired at March 31, 2010.  General and administrative expenses increased to $2.2 million for the three months ended March 31, 2010 from $406,400 during the three months ended March 31, 2009 mostly due higher payroll costs incurred since key personnel were hired following the consummation of the Framework Transactions.  We incurred property acquisition costs during the three months ended March 31, 2010 of $486,470 associated with our pursuit and acquisition of real estate properties.  During the three months ended March 31, 2009 we deferred a portion of interest income earned on investments resulting in higher income recognized during the three months ended March 31, 2010.  Interest income was deferred in 2009 awaiting the consummation of our business plan.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex or subjective judgments.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 1 to our consolidated financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts.  The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things.  Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  We analyze the balance of our estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of our properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on our analysis, we may record an additional amount in our allowance for doubtful accounts related to these items.

Real Estate

Land, buildings, property improvements, furniture/fixtures and tenant improvements are recorded at cost.  Expenditures for maintenance and repairs are charged to operations as incurred.  Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

The amounts to be capitalized as a result of an acquisition and the periods over which the assets are depreciated or amortized are determined based on estimates as to fair value and the allocation of various costs to the individual assets.  We allocate the cost of an acquisition based upon the estimated fair value of the net assets acquired.  We also estimate the fair value of intangibles related to our acquisitions.  The valuation of the fair value of intangibles involves estimates related to market conditions, probability of lease renewals and the current market value of in-place leases.  This market value is determined by considering factors such as the tenant's industry, location within the property and competition in the specific region in which the property operates.  Differences in the amount attributed to the intangible assets can be significant based upon the assumptions made in calculating these estimates.

We are required to make subjective assessments as to the useful life of our properties for purposes of determining the amount of depreciation.  These assessments have a direct impact on our net income.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings	35-40 years
Property Improvements	10-20 years
Furniture/Fixtures	3-10 years
Tenant Improvements	Shorter of lease term or their useful life

Asset Impairment

On a continuous basis, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in our plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of our rental property is impaired at March 31, 2010.

REIT Qualification Requirements

We intend to elect and qualify to be taxed as a REIT under the Code, commencing with our taxable year ending December 31, 2010.  We believe that we have been organized and we intend to operate in a manner that will allow us to qualify for taxation as a REIT under the Code commencing with our taxable year ending December 31, 2010.

The law firm of Clifford Chance US LLP has acted as our counsel in connection with this offering.  We will receive the opinion of Clifford Chance US LLP to the effect that, commencing with our taxable year ending December 31, 2010, we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and our proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT under the Code.  The opinion of Clifford Chance US LLP will be based on various assumptions relating to our organization and operation, including that all factual representations and statements set forth in all relevant documents, records and instruments are true and correct, all actions described herein are completed in a timely fashion and that we will at all times operate in accordance with the method of operation described in our organizational documents and registration statement.  Additionally, the opinion of Clifford Chance US LLP is conditioned upon factual representations and covenants made by our management regarding our organization, assets, and present and future conduct of our business operations and other items regarding our ability to meet the various requirements for qualification as a REIT, and assumes that such representations and covenants are accurate and complete and that we will take no action that could adversely affect our qualification as a REIT.  While we believe that we will be organized and intend to operate so that we will qualify as a REIT commencing with our taxable year ending December 31, 2010, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances or applicable law, no assurance can be given by Clifford Chance US LLP or us that we will so qualify for any particular year.  Clifford Chance US LLP will have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law.  You should be aware that opinions of counsel are not binding on the IRS, or any court, and no assurance can be given that the IRS will not challenge the conclusions set forth in such opinions.

Qualification and taxation as a REIT depend on our ability to meet, on a continuing basis, through actual operating results, distribution levels, and diversity of stock ownership, various qualification requirements imposed upon REITs by the Code, the compliance with which will not be reviewed by Clifford Chance US LLP.  In addition, our ability to qualify as a REIT may depend in part upon the operating results, organizational structure and entity classification for U.S. federal income tax purposes of certain entities in which we invest.  Our ability to qualify as a REIT for a particular year also requires that we satisfy certain asset and income tests during such year, some of which depend upon the fair market values of assets directly or indirectly owned by us.  Such values may not be susceptible to a precise determination.  Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations make distributions to our stockholders and other general business needs.  Currently our primary sources of cash generally consist of the funds released to us from the Trust Account upon consummation of the Framework Transactions that occurred during year ended December 31, 2009, cash generated from our operating results and interest we receive on our cash investments.  We will use our current cash to purchase our target assets make distributions to our stockholders and fund our operations.  We expect to fund long-term liquidity requirements for property acquisitions, development, capital improvements through a combination of issuing and/or assuming mortgage debt and the sale of equity securities.  As of March 31, 2010, we had $330.0 million available cash and cash equivalents, compared to $383.2 million at December 31, 2009.

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

Net Cash Flows from:

Operating Activities

Net cash flows used in operating activities amounted to $3.2 million in the three months ended March 31, 2010, compared to $317,800 in the comparable period of fiscal 2009.  The net decrease in operating cash flows during the three months ended March 31, 2010 compared with the corresponding prior period was due primarily to (a) the payment of accrued expenses in 2010 of approximately $2.0 million (b) an increase in net loss during the three months ended March 31, 2010 of $1.4 million due to higher costs incurred following the approval of the Framework Transactions.

Investing Activities

Net cash flows used by investing activities amounted to $50 million in the three months ended March 31, 2010 compared to net cash provided by investing activities of $317,500 in the comparable period in 2009 due to the acquisition of five properties and deposits placed on several potential acquisitions during the three months ended March 31, 2010.

Financing Activities

Net cash flows provided by financing activities were immaterial during the three months ended March 31, 2010 and 2009.

Contractual Obligations

As of March 31, 2010, we did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.  Upon consummation of the Framework Transactions, we entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, pursuant to which NRDC Real Estate Advisors, LLC provides us with access to, among other things, their information technology, office space, personnel and other resources necessary to enable us to perform our business, including access to NRDC Real Estate Advisors, LLC's real estate teams, who will work with us to source, structure, execute and manage properties for a transitional period.  We pay NRDC Real Estate Advisors, LLC a monthly fee of $7,500 pursuant to the Transitional Shared Facilities and Services Agreement.  The Transitional Shared Facilities and Services Agreement has an initial one-year term, which will be renewable by us for an additional one-year term.

Off-Balance Sheet Arrangements

We have issued warrants in conjunction with our initial public offering and private placement, and have also granted incentive stock options.  These options and warrants may be deemed to be equity linked derivatives and, accordingly, represent off balance sheet arrangements.  See Note 4 and 5 to the accompanying consolidated financial statements.  We account for these warrants as stockholders' equity and not as derivatives.

Real Estate Taxes

Our leases generally require the tenants to be responsible for a pro rata portion of the real estate taxes.

Inflation

Our leases at wholly-owned and consolidated partnership properties generally provide for either indexed escalators, based on the Consumer Price Index or other measures or, to a lesser extent, fixed increases in base rents.  The leases also contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes.  The revenues collected from leases are generally structured as described above, with year over year increases.  We believe that inflationary increases in expenses will be offset, in part, by the contractual rent increases and tenant expense reimbursements described above.

Leverage Policies

As of March 31, 2010, we had not incurred any financing in connection with our operations or the acquisition of our properties.  We purchased our properties for cash.  In the future, we intend, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio.  We intend to use traditional forms of financing, including mortgage financing and credit facilities.  In addition, in connection with the acquisition of properties, we may assume all or a portion of the existing debt on such properties.  In addition, we may acquire retail property indirectly through joint ventures with institutional investors as a means of increasing the funds available for the acquisition of properties.

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

Recently Issued Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2010, we had no debt outstanding and we have not engaged in any hedging activities since our inception on July 10, 2007.  Prior to the consummation of the Framework Transactions, our efforts had been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we had neither engaged in any operations nor generated any revenues.  As the proceeds from our initial public offering held in trust had been invested in short term investments, our only market risk exposure related to fluctuations in interest rates.

As a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2010, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  We will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make real estate-related debt investments.  Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  While we do not seek to avoid risk completely, we believe that risk can be quantified from historical experience and seeks to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake, while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock.  We may use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings.  We will not use derivatives for trading or speculative purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors.

Item 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the three months ended March 31, 2010, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A.  Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no significant changes to our risk factors during the three months ended March 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended March 31, 2010 that were not registered under the Securities Act.

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

As of March 31, 2010, we have applied approximately $5.6 million of the net proceeds of the initial public offering and the private placement toward consummating a "business combination," including the Framework Transactions and paid approximately $93.3 million to acquire real estate properties.  For more information see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.

No portion of the proceeds of the initial public offering was paid to directors, officers or holders of 10% or more of any class of our equity securities or their affiliates.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Second Amended & Restated Certificate of Incorporation(1)

3.2	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(2)

3.2	Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(2)

3.4	Fourth Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(2)

3.5	Amended and Restated Bylaws(2)

4.1	Specimen Unit Certificate(2)

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Warrant Certificate(2)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and NRDC Acquisition Corp.(3)

4.5	Supplement and Amendment to Warrant Agreement by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of October 20, 2009(2)

10.1	Purchase and Sale Agreement, dated February 2, 1010, among ROIC Phillips Ranch, LLC, CMP Phillips Associates, LLC, MCC Realty III, LLC and First American Title Insurance Company.(4)

10.2	Purchase and Sale Agreement, dated February 14, 2010, by and between Corniche Development, Inc. and the Company.

10.3	Purchase and Sale Agreement, dated as of March 21, 2010, by and between Norwood Properties, LLC and the Company.

10.4	Purchase and Sale Agreement, dated as of March 21, 2010, by and between Watt Elkhorn Associates, L.P. and the Company.

10.5
Agreement for Sale and Purchase of Property, dated March 25, 2010, between SPI P Hill Associates, L.P., by and through Todd Robinette in his capacity as court appointed received in case number CIV MSC 09-01627, in the Superior Court of California, County of Contra Costa, and the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed on September 27, 2007 (File No. 333-144871).
(2)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 26, 2009.
(3)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(4)	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 9, 2010 (File No. 001-33749).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: May 6, 2010	/s/ Stuart A. Tanz Stuart A. Tanz President and Chief Executive Officer
Date: May 6, 2010	/s/ John B. Roche John B. Roche Chief Financial Officer