Form 10-Q
period 2010-06-30
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2010-08-05
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  41,804,675 shares of common stock, par value $0.0001 per share, outstanding as of August 4, 2010.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Real Estate Investments:
Land	$32,245,949	$6,346,871
Building and improvements	69,014,416	10,218,422
	101,260,365	16,565,293
Less: accumulated depreciation	678,669	20,388
	100,581,696	16,544,905
Mortgage Notes Receivable	14,982,813	—
Real Estate Investments, net	115,564,509	16,544,905

Cash and cash equivalents	272,268,822	383,240,827
Tenant and other receivables	421,727	—
Notes Receivables	1,015,708	—
Deposits	2,000,000	—
Acquired lease intangible asset, net of accumulated amortization	5,050,240	1,820,151
Income taxes receivable	1,236,375	1,236,375
Prepaid expenses	357,841	147,634
Deferred charges, net of accumulated amortization	2,050,747	870,769
Other	58,854	12,852
Total assets	$400,024,823	$403,873,513

LIABILITIES AND EQUITY

Liabilities:
Acquired lease intangibles liability, net of accumulated amortization	$3,843,079	$1,121,187
Accounts payable and accrued expenses	2,126,098	4,434,586
Due to related party	5,556	5,556
Tenants' security deposits	347,825	22,946
Other liabilities	1,155,259	94,463
Total liabilities	7,477,817	5,678,738

Equity:
Preferred stock, $.0001 par value 50,000,000 Authorized shares; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares Authorized; 41,569,675 shares issued and outstanding	4,156	4,156
Additional paid-in-capital	403,642,605	403,184,312
Accumulated deficit	(10,233,255)	(4,993,693)
Accumulated other comprehensive loss	(868,889)	—
Total Retail Opportunity Investments Corp. shareholders' equity	392,544,617	398,194,775
Noncontrolling interests	2,389	—
Total equity	392,547,006	398,194,775
Total liabilities and equity	$400,024,823	$403,873,513

The accompanying notes to consolidated financial statements
are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues
Base rents	$2,348,788	$—	$3,457,471	$—
Recoveries from tenants	545,433	—	806,082	—
Mortgage receivable	18,200	—	18,200	—
Total revenues	2,912,421	—	4,281,753	—

Operating expenses
Property operating	528,421	—	735,386	—
Property taxes	346,305	—	480,262	—
Depreciation and amortization	838,679	—	1,282,229	—
General & Administrative Expenses	2,061,365	1,201,828	4,214,291	1,608,225
Acquisition transaction costs	516,511	—	1,002,981	—
Total operating expenses	4,291,281	1,201,828	7,715,149	1,608,225

Operating loss	(1,378,860)	(1,201,828)	(3,433,396)	(1,608,225)
Non-operating income (expenses)
Interest Income	288,556	83,083	702,117	156,588
Benefit for Income Taxes	—	(380,009)	—	(493,172)
Net Loss Attributable to Retail Opportunity Investments Corp.	$(1,090,304)	$(738,736)	$(2,731,279)	$(958,465)
Weighted average shares outstanding Basic and diluted:	41,569,675	51,750,000	41,569,675	51,750,000
Loss per share Basic and diluted:	$(0.03)	$(0.01)	$(0.07)	$(0.02)
Dividends paid to Common Share Holders	$.06	$—	$.06	$—

The accompanying notes to consolidated financial statements
are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY

(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss) income	Noncontrolling Interests	Equity
Balance at December 31, 2009	41,569,675	$4,156	$403,184,312	$(4,993,693)	$—	$—	$398,194,775
Compensation expense related to options granted	—	—	80,227	—	—	—	80,227
Compensation expense related to restricted stock grants	—	—	378,066	—	—	—	378,066
Cash dividends ($.06 per share)	—	—	—	(2,508,283)	—	—	(2,508,283)
Contributions	—	—	—	—	—	2,389	2,389
Comprehensive income (loss)
Net Loss Attributable to Retail Opportunity Investments Corp.	—	—	—	(2,731,279)	—	—	(2,731,279)
Unrealized gain (loss) on swap derivative	—	—	—	—	(868,889)	—	(868,889)
Total other comprehensive loss							(3,600,168)

Balance at June 30, 2010	41,569,675	$4,156	$403,642,605	$(10,233,255)	$(868,889)	$2,389	$392,547,006

The accompanying notes to consolidated financial statements
are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,731,279)	$(958,465)
Adjustments to reconcile loss to cash used in operating activities:
Depreciation and amortization	1,282,229	—
Straight-line rent adjustment	(254,205)	—
Amortization of above and below market rent	(167,090)	—
Amortization relating to stock based compensation	458,293	—
Provisions for tenant credit losses	182,050	—
Change in operating assets and liabilities
Tenant and other receivables	(349,573)	—
Prepaid expenses	(210,207)	(3,858)
Interest on investments held in trust	—	(153,009)
Income taxes receivable	—	(101)
Deferred tax asset	—	(444,546)
Due to related party	—	1,000
Deferred interest payable	—	(3,580)
Accounts payable and accrued expenses	(2,339,143)	338,805
Other asset and liabilities, net	471,067	—
Net cash used in operating activities	(3,657,858)	(1,223,754)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal of funds from investments placed in trust	—	1,276,917
Investments in real estate	(101,300,615)	—
Improvements to properties and deferred charges	(491,930)	—
Deposits on real estate acquisitions	(2,000,000)	—
Disbursements relating to notes receivable	(1,015,708)	—
Net cash (used in) provided by investment activities	(104,808,253)	1,276,917

CASH FLOWS FROM FINANCING ACTIVITIES
Noncontrolling interests:
Contributions from consolidated joint venture minority interests, net	2,389	—
Dividends paid to common stockholders	(2,508,283)	—
Net cash used by financing activities	(2,505,894)	—
Net (decrease) increase in cash and cash equivalents	(110,972,005)	53,163
Cash and cash equivalents at beginning of period	383,240,827	4,222
Cash and cash equivalents at end of period	$272,268,822	$57,385

The accompanying notes to consolidated financial statements are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010
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

As of June 30, 2010, the Company owned eight properties containing a total of approximately 723,800 square feet of gross leasable area ("GLA").

The Company is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and the Company conducts substantially all of its business through, its wholly-owned operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "operating partnership"), and its subsidiary.

Principles of Consolidation and Use of Estimates

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us.  Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as structured finance investments.  See Note 5 and Note 6.  All significant intercompany balances and transactions have been eliminated.

In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Adoption of this guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.

A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheet and modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests.

We assess the accounting treatment for each joint venture and structured finance investment. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIE’s we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance. In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture. Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.  We have no VIEs for which we are the primary beneficiary.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of June 30, 2010, the tax years 2007 through and including 2009 remain open to examination by the Internal Revenue Service and state taxing authorities.  There are currently no examinations in progress.

Real Estate Investments

All capitalizable costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the three and six months ended June 30, 2010, the capitalized costs related to the improvements or replacement of real estate properties were $194,000 and $331,000, respectively.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal period(s).  The fair values associated with below market rental renewal options are determined based on our experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases.  The value of below market rental lease renewal options is deferred until such time as the renewal option is exercised and subsequently amortized over the corresponding renewal period.  If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time.  The value of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancelable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

In conjunction with our pursuit and acquisition of real estate investments, we expensed acquisition transaction costs during the three and six months ended June 30, 2010 of $516,500 and $1 million, respectively.  Nothing was incurred during the three and six months ended June 30, 2009.

Regarding the Company's 2010 property acquisitions (see Note 2), the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

The Company is currently in the process of evaluating the fair value of the in-place leases for the properties Phillips Ranch Shopping Center and the Vancouver Market Center (see Note 2).  Consequently, no value has been assigned to the leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the three and six months ended June 30, 2010, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was $114,000 and $167,000 respectively, which amounts are included in base rents in the accompanying consolidated statements of operations.  For the three and six months ended June 30, 2009, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was $0.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of its real estate investments is impaired at June 30, 2010.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts was $128,600 and $182,000 for the three and six months ended June 30, 2010, respectively.  The provision for doubtful accounts was $0 for the three and six months ended June 30, 2009.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $143,000 and $0 as of June 30, 2010 and December 31, 2009, respectively.

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

As of June 30, 2010 and June 30, 2009, the effect of the 41,400,000 warrants issued in connection with the initial Public Offering (the "Public Offering"), the 8,000,000 Private Placement Warrants purchased simultaneously by the Sponsor with the consummation of the Public Offering, and the restricted stock and options granted in 2009 were not included in the calculation of diluted EPS since the effect would be anti-dilutive.

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

Derivatives

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

In June 2009, the FASB issued updated accounting guidance for determining whether an entity is a VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. The updated guidance requires an entity to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance is effective for fiscal years beginning after November 15, 2009 and early adoption is not permitted. The Company adopted the updated guidance as of January 1, 2010. The adoption of this guidance did not have a material effect on the consolidated financial statements.

2.	Real Estate Investments

The following real estate investment transactions have occurred during the six months ended June 30, 2010.

Property Acquisitions

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

On March 11, 2010, the Company acquired a shopping center located in Lake Stevens, Snohomish County, Washington (the "Lake Stevens Property"), for an aggregate purchase price of approximately $16.2 million.  The Lake Stevens Property is a shopping center of approximately 74,130 square feet and anchored by Haggen Food & Pharmacy.  The acquisition of the property was funded from available cash.

On April 5, 2010, the Company acquired a shopping center located in Sacramento, California (the "Norwood Property"), for an aggregate purchase price of $13.5 million.  The Norwood Property is approximately 90,000 square feet and is anchored by Viva Supermarket, Rite Aid and Citi Trends.  The acquisition of the property was funded from available cash.

On April 8, 2010, the Company acquired a shopping center located in Pleasant Hill, California (the "Pleasant Hill Marketplace Property"), for an aggregate purchase price of $13.7 million.  The Pleasant Hill Marketplace Property is approximately 71,000 square feet and is anchored by Office Depot and Basset Furniture, and shadow anchored by Best Buy.  The acquisition of the property was funded from available cash.

On June 17, 2010, the Company acquired a shopping center located in Vancouver, Washington (the "Vancouver Market Center Property"), for an aggregate purchase price of $11.2 million.  The Vancouver Market Center Property is approximately 118,500 square feet and is anchored by Albertsons and Portland Habitat for Humanity, and shadow anchored by Taco Bell, Subway, Carl’s Jr and Blockbuster.  The acquisition of the property was funded from available cash.

Mortgage Notes Receivable

On May 18, 2010, the Company acquired a mortgage note from Bank of America for an aggregate purchase price of $7.3 million, which represents a 68.2% discount to face value of $23 million at the time of acquisition. The note matured in July 2009 and the current borrowers are in default.  The note is secured by a shopping center located in Claremont, California (the “Claremont Center”).  The Claremont Center is approximately 91,000 square feet.  The Company served the borrower with notice of default and intends to appoint a receiver.  The acquisition of the mortgage note was funded from available cash.

On June 28, 2010, the Company through a 50/50 joint venture with Winthrop Realty Trust acquired from John Hancock Life Insurance Company a newly created B participation interest, represented by a B-note of an existing promissory note secured by Riverside Plaza Shopping Center (“Riverside Plaza”).  The Company’s equity investment will amount to $7.8 million.  Riverside Plaza is located in Riverside, California and is approximately 407,952 square feet and approximately 99% occupied.  The Participation Agreement also includes a buy-out provision of the A participation of the promissory note upon monetary or maturity default.  The A participation  has an original principal balance of $54.4 million.  If we decline to purchase the A participation, the only rights retained by the B participation will be for residual proceeds above the A participation.  The acquisition of the B-note was funded from available cash.

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

Simultaneously with the consummation of the Public Offering, the Sponsor purchased 8,000,000 Private Placement Warrants at a purchase price of $1.00 per warrant.  The Private Placement Warrants were identical to the warrants sold in the Public Offering except that the Private Placement Warrants are exercisable on a cashless basis as long as they are still held by the Sponsor or its permitted transferees.  In addition, the Private Placement and Public placement warrants have different prices that the stock must trade before the Company is able to redeem the warrants.   The purchase price of the Private Placement Warrants approximated the fair value of such warrants at the purchase date.

The Company has the right to redeem all of the warrants it issued in the Public Offering and the Private Placement Warrants, at a price of $0.01 per warrant upon 30 days' notice while the warrants are exercisable, only in the event that the last sale price of the common stock is at least a specified price.  The terms of the warrants are as follows:

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

Warrant Repurchase

In May 2010, the Company's Board of Directors authorized a warrant repurchase program to repurchase up to a maximum of $40 million of the Company's warrants.  To date, the Company has not authorized the repurchase of any warrants under such program.

5.	Stock Compensation and Other Benefit Plans

The Company follows FASB guidance related to stock compensation which establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer's stock.  The guidance also defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

During 2009, the Company adopted the 2009 Plan.  The 2009 Plan provides for grants of restricted common stock and stock option awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company's common stock at the time of the award, subject to a ceiling of 4,000,000 shares.

Restricted Stock

During the six months ended June 30, 2010, the Company did not award any shares of restricted stock.  As of June 30, 2010 there remained a total of $1.9 million of unrecognized restricted stock compensation related to outstanding nonvested restricted stock grants awarded under the 2009 Plan. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 2.50 years.  For the three and six months ended June 30, 2010, amounts charged to compensation expense totaled $189,000 and $378,000, respectively.  For the three and six months ended June 30, 2009, amounts charged to compensation expense totaled $0.

A summary of the status of the Company's nonvested restricted stock awards as of June 30, 2010, and changes during the six months ended June 30, 2010 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	235,000	$10.27
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2010	235,000	$10.27

Stock Options

A summary of options activity as of June 30, 2010, and changes during the six months ended June 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	235,000	$10.25
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2010	235,000	$10.25
Exercisable at June 30, 2010	—	—

For the three and six months ended June 30, 2010, amounts charged to compensation expense totaled $40,113 and $80,227, respectively.  For the three and six months ended June 30, 2009, amounts charged to compensation expense totaled $0.  The total unearned compensation at June 30, 2010 was $402,000.  The shares vest over an average period of 3.0 years.

6.	Fair Value of Financial Instruments

The Company follows FASB guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Derivative Financial Instruments

Currently, the Company uses one interest rate swap to manage its interest rate risk.   The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities.  The fair value of the interest rate swap is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the guidance the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contract for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2010 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2010

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$(869,000)	$—	$(869,000)

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Note 2.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of cash and cash equivalents, tenant and other receivables, deposits, income tax receivable, prepaid expenses, other assets and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments.  Notes receivable is based on actual payments made on the note and includes accrued interest.  Mortgage notes receivable are based on the actual disbursements incurred for these recent acquisitions.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2010.  Although we are not aware of any factors that would significantly affect the reasonable fair value amount, such amount have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7.	Accounts Payble and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Framework Transaction costs	$—	$2,440,060
Professional fees	720,277	896,928
Payroll and related costs	1,043,605	521,598
Costs related to the acquisition of properties	156,450	328,485
Building improvements	30,655	—
Other	175,111	247,515
	$2,126,098	$4,434,586

8.	Derivative and Hedging Activities

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

In June 2010, the Company entered into a $25 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company’s variable-rate debt that is planned to be issued between October 15, 2010 and December 31, 2011.  The effective portion of changes in the fair value of the derivative that is  designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company’s changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the period ended June 30, 2010, the Company realized no ineffectiveness as a result of the hedging relationship.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt.  During the next twelve months, the Company estimates that $194,000 will be reclassified as an increase to interest expense.

As of June 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of instruments	Notional
Interest rate swap	1	$25,000,000

As of December 31, 2009, the Company had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2010:

Derivatives designed as hedging instruments	Balance sheet location	Fair Value(liability)
Interest rate products	Other liabilities	($869,000)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended June 30, 2010.  The Company had no derivatives outstanding as of December 31, 2009.

Three Months Ended June 30, 2010
Amount of loss recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$869,000
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—
Amount of gain recognized in income on derivative as gain on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—

9.	Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

10.	Related Party Transactions

During the year ended December 31, 2009, the Company entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, an entity wholly owned by four of the Company's directors, which replaced the original agreement with the Sponsor.  Pursuant to the Transitional Shared Facilities and Services Agreement, NRDC Real Estate Advisors, LLC provides the Company with access to, among other things, their information technology, office space, personnel and other resources necessary to enable the Company to perform its business, including access to NRDC Real Estate Advisors, LLC's real estate teams, who will work with the Company to source, structure, execute and manage properties for a transitional period.  As of June 30, 2010, the Company paid NRDC Real Estate Advisors, LLC a monthly fee of $7,500 pursuant to the Transitional Shared Facilities and Services Agreement.  For the three and six months ended June 30, 2010, the Company has incurred $22,500 and $45,000, respectively, of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.  For the three and six months ended June 30, 2009, the Company has incurred $22,500 and $45,000, respectively, of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.

In May 2010, the Company entered into a Shared Facilities and Service Agreement effective January 1, 2010 with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement the Company is provided the use of office space and other resources for a monthly fee of $1,938.  For the three and six months ended June 30, 2010, the Company has incurred $11,600, of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.  For the three and six months ended June 30, 2009, the Company did not incur expenses relating to this agreement.

The related party payable at June 30, 2010 and December 31, 2009 was related to expenses paid by Hudson Bay Trading Company, an affiliate of the Sponsor, on the Company's behalf.

11.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from July 1, 2010 to the date the financial statements are issued and discloses the following items:

On July 6, 2010, the Company deposited $380,000 into an interest-bearing escrow account with the Title Company in accordance with a purchase sale agreement entered into on June 15, 2010.  The deposit is for the potential acquisition of the property known as Cascade Summit Shopping Center located in West Linn, Oregon. The deposit was funded from available cash.

On July 6, 2010, the Company deposited $440,000 into an interest-bearing escrow account with the Title Company in accordance with a purchase sale agreement entered into on June 15, 2010. The deposit is for the potential acquisition of the property known as Heritage Market Center located in Vancouver, Washington. The deposit was funded from available cash.

On July 9, 2010, the Company acquired a first mortgage note for an aggregate purchase price of $9.2 million.  The note matured in May 2010 and the current borrower is in default.  The note is secured by a shopping center located in Downey, California (“Gallatin Plaza”).  Gallatin Plaza is approximately 60,000 square feet.  The Company has served the borrower with notice of default.  The acquisition of the mortgage note was funded from available cash.

On July 14, 2010, the Company acquired the property known as the Happy Valley Town Center, located in Happy Valley, Oregon for a net purchase price of $39.4 million.  Happy Valley Towne Center is approximately 135,422 square feet and is anchored by New Seasons Market.  The acquisition of the property was funded from available cash.

On July 14, 2010, the Company acquired the property known as the Oregon City Point, located in Oregon City, Oregon for a net purchase price of $11.6 million.  Oregon City Point is approximately 35,305 square feet.  The acquisition of the property was funded from available cash.

On July 19, 2010 and July 22, 2010, in two separate transactions, the Company contributed a total of $3.7 million into Wilsonville OTS LLC, an Oregon limited liability company (“Wilsonville OTS”).  Wilsonville OTS is a development project which will feature seven single store retail buildings in Wilsonville, Oregon. The Company is expected to provide 95% of the required equity.

On July 21, 2010, the Company entered into a purchase and sale agreement with Ohearn/Hillcrest Properties, LLC (the "Seller") to acquire a property known as The Balcony at Beverwil, located in Los Angeles, California.  The estimated total purchase price $36 million which includes the Company assuming $29 million of the Sellers obligation on an existing loan.  In accordance with the terms of this agreement, $1 million was deposited into an interest-bearing escrow account with the title company on July 22, 2010.

On August 3, 2010, the Company’s Board of Directors declared a cash dividend on its common stock of $.06 per share, payable on September 15, 2010 to holders of record on August 26, 2010.

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

Following the consummation of the Framework Transactions, our business has been primarily focused on investing in, acquiring, owning, leasing, repositioning and managing a diverse portfolio of necessity-based retail properties, including, primarily, well located community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores.  Although not our primary focus, we may also acquire other retail properties, including power centers, regional malls, lifestyle centers and single-tenant retail locations, that are leased to national, regional and local tenants.  We target properties strategically situated in densely populated, middle and upper income markets in the eastern and western regions of the United States.  In addition, we may supplement our direct purchases of retail properties with first mortgages or second mortgages, mezzanine loans, bridge or other loans and debt investments related to retail properties, which we refer to collectively as "real estate-related debt investments," in each case provided that the underlying real estate meets our criteria for direct investments.  Our primary focus with respect to real estate-related debt investments is to capitalize on the opportunity to acquire controlling positions that will enable us to obtain the asset should a default occur.  We refer to the properties and investments we target as our target assets.  We are organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, our wholly-owned subsidiary, serves as the general partner of, and we conduct substantially all of our business through, our operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (our "operating partnership"), and its subsidiaries.

Since the consummation of the Framework Transactions, we have been actively seeking to invest the amounts released to us from the trust account established in connection with our initial public offering (the "Trust Account") in our target assets.  As of June 30, 2010, our portfolio consisted of eight shopping centers in California and Washington and two mortgage notes receivable.   At June 30, 2010, our portfolio contained approximately 724,000 net rentable square feet and the properties in our portfolio were approximately 90.1 % leased.

Subsequent Events

In determining subsequent events, the Company reviewed all activity from July 1, 2010 to the date the financial statements are issued and discloses the following items:

On July 6, 2010, the Company deposited $380,000 into an interest-bearing escrow account with the Title Company in accordance with a purchase sale agreement entered into on June 15, 2010.  The deposit is for the potential acquisition of the property known as Cascade Summit Shopping Center located in West Linn, Oregon. The deposit was funded from available cash.

On July 6, 2010, the Company deposited $440,000 into an interest-bearing escrow account with the Title Company in accordance with a purchase sale agreement entered into on June 15, 2010. The deposit is for the potential acquisition of the property known as Heritage Market Center located in Vancouver, Washington. The deposit was funded from available cash.

On July 9, 2010, the Company acquired a first mortgage note for an aggregate purchase price of $9.2 million.  The note matured in May 2010 and the current borrower is in default.  The note is secured by a shopping center located in Downey, California (“Gallatin Plaza”).  Gallatin Plaza is approximately 60,000 square feet.  The Company has served the borrower with notice of default.  The acquisition of the mortgage note was funded from available cash.

On July 14, 2010, the Company acquired the property known as the Happy Valley Town Center, located in Happy Valley, Oregon for a net purchase price of $39.4 million.  Happy Valley Towne Center is approximately 135,422 square feet and is anchored by New Seasons Market.  The acquisition of the property was funded from available cash.

On July 14, 2010, the Company acquired the property known as the Oregon City Point, located in Oregon City, Oregon for a net purchase price of $11.6 million.  Oregon City Point is approximately 35,305 square feet.  The acquisition of the property was funded from available cash.

On July 19, 2010 and July 22, 2010, in two separate transactions, the Company contributed a total of $3.7 million into Wilsonville OTS LLC, an Oregon limited liability company (“Wilsonville OTS”).  Wilsonville OTS is a development project which will feature seven single store retail buildings in Wilsonville, Oregon. The Company is expected to provide 95% of the required equity.

On July 21, 2010, the Company entered into a purchase and sale agreement with Ohearn/Hillcrest Properties, LLC (the "Seller") to acquire a property known as The Balcony at Beverwil, located in Los Angeles, California.  The estimated total purchase price $36 million which includes the Company assuming $29 million of the Sellers obligation on an existing loan.  In accordance with the terms of this agreement, $1 million was deposited into an interest-bearing escrow account with the title company on July 22, 2010.

On August 3, 2010, the Company’s Board of Directors declared a cash dividend on its common stock of $.06 per share, payable on September 15, 2010 to holders of record on August 26, 2010.

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

We compute FFO in accordance with the "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income attributable to common shareholders

(determined in accordance with GAAP) excluding gains or losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, and after adjustments for partnerships and unconsolidated joint ventures.

In accordance with FASB guidance relating to business combinations, which, among other things, requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, in fiscal year 2010 the costs of completed acquisitions will reduce our FFO.  For the three and six months ended June 30, 2010, we expensed $517,000 and $1 million, respectively, relating to real estate acquisitions.

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

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and six months ended June 30, 2010.  FFO for the three and six months ended June 31, 2009 is not provided, since no real estate assets were owned by us during this period.

	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010

Net Loss for period	$(1,090,304)	$(2,731,279)

Plus: Real property depreciation	406,680	581,459
Amortization of tenant improvements and allowances	49,719	76,539
Amortization of deferred leasing costs	382,284	624,230
Funds used by operations	$(251,621)	$(1,449,051)

Net Cash Provided by (Used in):
Operating Activities	$(438,557)	$(3,657,858)
Investing Activities	$(54,801,569)	$(104,808,253)
Financing Activities	$(2,508,283)	$(2,505,894)

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

We had eight properties in our portfolio at June 30, 2010.  We believe, because of the location of the properties in densely populated areas, the nature of our investment provides for relatively stable revenue flows even during difficult economic times.  We have a strong capital structure with no debt as of the quarter just ended.  We expect to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with our business strategy.

Results of Operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

During the six months ended June 30, 2010, we incurred a net loss of $2.7 million compared to a net loss of $959,000 incurred during the six months ended June 30, 2009.  The substantial cause of the differences during the six month periods was due to the consummation of the Framework Transactions on October 20, 2009, which commenced our business plan of acquiring and managing retail properties.  During the six months ended June 30, 2010, we generated net operating income of $1.8 million from the eight properties in our portfolio at June 30, 2010.  General and administrative expenses increased to $4.2 million for the six months ended June 30, 2010 from $1.6 million during the six months ended June 30, 2009 mostly due to higher payroll costs incurred since key personnel were hired following the consummation of the Framework Transactions.  We incurred acquisition transaction costs during the six months ended June 30, 2010 of $1 million associated with our pursuit and acquisition of real estate properties.  During the six months ended June 30, 2009, we deferred a portion of interest income earned on investments resulting in higher income recognized during the six months ended June 30, 2010.  Interest income was deferred in 2009 awaiting the consummation of our business plan.

Results of Operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009

During the three months ended June 30 2010, we incurred a net loss of $1.1 million compared to a net loss of $739,000 incurred during the three months ended June 30, 2009.  The substantial cause of the differences during the three month periods was due to the consummation of the Framework Transactions on October 20, 2009, which commenced our business plan of acquiring and managing retail properties.  During the three months ended June 30, 2010, we generated net operating income of $1.2 million from the eight properties in our portfolio at June 30, 2010.  General and administrative expenses increased to $2.1 million for the three months ended June 30, 2010 from $1.2 million during the three months ended June 30, 2009 mostly due to higher payroll costs incurred since key personnel were hired following the consummation of the Framework Transactions.  We incurred acquisition transaction costs during the three months ended June 30, 2010 of $517,000 associated with our pursuit and acquisition of real estate investments.  During the three months ended June 30, 2009, we deferred a portion of interest income earned on investments resulting in higher income recognized during the three months ended June 30, 2010.  Interest income was deferred in 2009 awaiting the consummation of our business plan.

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

Revenue Recognition

We record base rents on a straight-line basis over the term of each lease.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in tenant and other receivables on the accompanying balance sheets.  Most leases contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area expenses.  Adjustments are also made throughout the year to tenant and other receivables and the related cost recovery income based upon our best estimate of the final amounts to be billed and collected.  In addition, we also provide an allowance for future credit losses of the deferred straight-line rent receivable.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts.  The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things.  Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  We analyze the balance of our estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of our properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on our analysis, we may record an additional amount in our allowance for doubtful accounts related to these items.  In addition, we also provide an allowance for future credit losses of the deferred straight-line rent receivable.

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

Asset Impairment

On a continuous basis, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in our plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of our rental property is impaired at June 30, 2010.

REIT Qualification Requirements

We intend to elect and qualify to be taxed as a REIT under the Code, commencing with our taxable year ending December 31, 2010.  We believe that we have been organized and we intend to operate in a manner that will allow us to qualify for taxation as a REIT under the Code commencing with our taxable year ending December 31, 2010.

The law firm of Clifford Chance US LLP has acted as our counsel in connection with  our registration statement on Form S-3 filed with the SEC on April 29, 2010 and in connection therewith, we received an opinion of Clifford Chance US LLP to the effect that, commencing with our taxable year ending December 31, 2010, we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and our proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT under the Code.  The opinion of Clifford Chance US LLP was based on various assumptions relating to our organization and operation, including that all factual representations and statements set forth in all relevant documents, records and instruments are true and correct, and that we will at all times operate in accordance with the method of operation described in our organizational documents.  Additionally, the opinion of Clifford Chance US LLP was conditioned upon factual representations and covenants made by our management and affiliated entities regarding our organization, assets, and present and future conduct of our business operations and other items regarding our ability to meet the various requirements for qualification as a REIT, and assumed that such representations and covenants are accurate and complete and that we will take no action that could adversely affect our qualification as a REIT. While we believe that we are  organized and intend to operate so that we will qualify as a REIT commencing with our taxable year ending December 31, 2010, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances or applicable law, no assurance can be given by Clifford Chance US LLP or us that we will so qualify for any particular year.  Clifford Chance US LLP will have no obligation to advise us or the holders of our stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law.  You should be aware that opinions of counsel are not binding on the Internal Revenue Service ("IRS"), or any court, and no assurance can be given that the IRS will not challenge the conclusions set forth in such opinions. Qualification and taxation as a REIT depends on our ability to meet, on a continuing basis, through actual operating results, distribution levels, and diversity of stock ownership, various qualification requirements imposed upon REITs by the Code, the compliance with which will not be reviewed by Clifford Chance US LLP.  In addition, our ability to qualify as a REIT may depend in part upon the operating results, organizational structure and entity classification for U.S. federal income tax purposes of certain entities in which we invest.  Our ability to qualify as a REIT for a particular year also requires that we satisfy certain asset and income tests during such year, some of which depend upon the fair market values of assets directly or indirectly owned by us.  Such values may not be susceptible to a precise determination.  Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and meet other general business needs.  Currently our primary sources of cash generally consist of the funds released to us from the Trust Account upon consummation of the Framework Transactions that occurred during year ended December 31, 2009, cash generated from our operating results and interest we receive on our cash investments.  We will use our current cash to purchase our target assets make distributions to our stockholders and fund our operations.  We expect to fund long-term liquidity requirements for property acquisitions, development, and capital improvements through a combination of issuing and/or assuming mortgage debt and the sale of equity securities.  As of June 30, 2010, we had cash and cash equivalents of $272.3 million , compared to $383.2 million at December 31, 2009.

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

Net Cash Flows from:

Operating Activities

Net cash flows used in operating activities amounted to $3.7 million in the six months ended June 30, 2010, compared to $1.2 million in the comparable period in 2009.  The net decrease in operating cash flows during the six months ended June 30, 2010 compared with the corresponding prior period was due primarily to (a) the payment of accrued expenses in 2010 of approximately $2.4 million (b) an increase in net loss during the six months ended June 30, 2010 of $1.8 million due to higher general and administrative expenses incurred following the approval of the Framework Transactions.

Investing Activities

Net cash flows used by investing activities amounted to $104.8 million in the six months ended June 30, 2010 compared to net cash provided by investing activities of $1.3 million in the comparable period in 2009 due to the acquisition of seven properties, acquisition of two mortgage notes receivable and deposits placed on several potential acquisitions during the six months ended June 30, 2010.

Financing Activities

Net cash flows used by financing activities amounted to $2.5 million for the six months ended June 30, 2010 compared to $0 in the comparable period in 2009.  The net decrease in financing activities during the six months ended June 30, 2010 was due primarily to the payment of dividends to common stockholders of $2.5 million in May 2010.  No dividends were paid during the six months ended June 30, 2009.

Contractual Obligations

As of June 30, 2010, we did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.  Upon consummation of the Framework Transactions, we entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, pursuant to which NRDC Real Estate Advisors, LLC provides us with access to, among other things, their information technology, office space, personnel and other resources necessary to enable us to perform our business, including access to NRDC Real Estate Advisors, LLC's real estate teams, who will work with us to source, structure, execute and manage properties for a transitional period.  We pay NRDC Real Estate Advisors, LLC a monthly fee of $7,500 pursuant to the Transitional Shared Facilities and Services Agreement.  The Transitional Shared Facilities and Services Agreement has an initial one-year term, which will be renewable by us for an additional one-year term.

In May 2010, the Company entered into a Shared Facilities and Service Agreement effective January 1, 2010 with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement the Company is provided the use of office space and other resources for a monthly fee of $1,938.  For the three and six months ended June 30, 2010, the Company has incurred $11,600 of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.  For the three and six months ended June 30, 2009, the Company did not incur expenses relating to this agreement.

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

Leverage Policies

As of June 30, 2010, we had not incurred any financing in connection with our operations or the acquisition of our properties.  We purchased our properties for cash.  In the future, we intend, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio.  We intend to use traditional forms of financing, including mortgage financing and credit facilities.  In addition, in connection with the acquisition of properties, we may assume all or a portion of the existing debt on such properties.  In addition, we may acquire retail property indirectly through joint ventures with institutional investors as a means of increasing the funds available for the acquisition of properties.

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

We plan to evaluate each investment opportunity and determine the appropriate leverage on a case-by-case basis and also on a Company-wide basis.  We may seek to refinance indebtedness, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment.  In the future, we may also seek to raise further equity capital or issue debt securities in order to fund our future investments.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2010, we had no debt outstanding.  Currently, the Company uses one forward starting interest rate swap to manage its interest rate risk. See the discussion under Note 8 of the accompanying consolidated financial statements for certain quantitative details related to the interest rate swap.

The Company entered into the forward starting interest rate swap in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to it’s future anticipated debt issuance. The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the market value of our interest rate derivative as of June 30, 2010.

Less 100 basis points	Less 50 basis points	June 30, 2010 Value	Increase 50 basis points	Increase 100 basis points
(3,375,931)	(2,093,311)	(944,932)	139,395	1,163,264

See Note 6 of the accompanying consolidated financial statements for a discussion on how the Company values derivative financial instruments.  The Company calculates the value of its interest rate swaps based upon the amount of the expected future cash flows paid and received on each leg of the swap. The cash flows on the fixed leg of the swap are agreed to at inception and the cash flows on the floating leg of a swap change over time as interest rates change. To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve which is constructed using LIBOR fixings, Eurodollar futures, and swap rates, which are observable in the market. Both the fixed and floating legs’ cash flows are discounted at market discount factors. For purposes of adjusting our derivative values, we incorporate the nonperformance risk for both the Company and our counterparties to these contracts based upon either credit default swap spreads (if available) or Moody’s KMV ratings in order to derive a curve that considers the term structure of credit.

As a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2010, our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  We will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make real estate-related debt investments.  Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  In addition, we use derivative financial instruments to manage interest rate risk.  We will not use derivatives for trading or speculative purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors.  Currently, the Company uses one interest rate swap to manage its interest rate risk.  See Note 8 of the accompanying consolidated financial statements.

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

During the three months ended June 30, 2010, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

See our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no significant changes to our risk factors during the three months ended June 30, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the three months ended June 30, 2010 that were not registered under the Securities Act.

On October 23, 2007, we consummated a private placement of 8,000,000 warrants with NRDC Capital Management, LLC, an entity owned and controlled by certain of our executive officers and directors, and our initial public offering of 41,400,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, including 5,400,000 units pursuant to the underwriters' over-allotment option.  We received net proceeds of approximately $384.0 million and also received $8.0 million of proceeds from the private placement sale of 8,000,000 insider warrants to NRDC Capital Management, LLC.  Banc of America Securities, LLC served as the sole bookrunning manager for our initial public offering.  The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-144871).  The SEC declared the registration statement effective on October 17, 2007.

Upon the closing of the initial public offering and private placement, $406.5 million including $14.5 million of the underwriters' discounts and commissions was held in the Trust Account and invested in U.S. "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "1940 Act"), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act until the earlier of (i) the consummation of our initial "business combination" and (ii) our liquidation.  On October 20, 2009, we consummated the Framework Transactions, which constituted our initial business combination.  Stockholders representing an aggregate of 5,325 shares of common stock that we issued in our initial public offering elected to exercise conversion rights, while holders representing an aggregate of 41,394,675 shares we issued in our initial public offering did not exercise conversion rights, resulting in such shares remaining outstanding upon completion of the Framework Transactions.  As a result, we had approximately $405 million released to us (after payment of deferred underwriting fees) from the Trust Account established in connection with our initial public offering to invest in our target assets and to pay expenses arising out of the Framework Transactions.

As of June 30, 2010, we have applied approximately $5.6 million of the net proceeds of the initial public offering and the private placement toward consummating a "business combination," including the Framework Transactions and paid approximately $119.4 million to acquire real estate properties and mortgage notes receivables.  For more information see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.

No portion of the proceeds of the initial public offering was paid to directors, officers or holders of 10% or more of any class of our equity securities or their affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

                None.

ITEM 6.  EXHIBITS

3.1	Second Amended & Restated Certificate of Incorporation.(1)

3.2	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.(2)

3.3	Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.(2)

3.4	Fourth Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.(2)

3.5	Amended and Restated Bylaws.(2)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Common Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Form of Warrant Agreement.(3)

4.5	Supplement and Amendment to Warrant Agreement dated as of October 20, 2009.(2)

10.1	Purchase and Sale Agreement, dated May 11, 2010, by and between J-T Properties Ltd. and the Company.

10.2	Purchase and Sale Agreement, dated June 15, 2010, by and between 162nd & Fourth Plain, LLC and the Company.

10.3	Purchase and Sale Agreement, dated June 15, 2010, by and between Gramor Acme LLC and the Company.

10.4	Purchase and Sale Agreement, dated June 15, 2010, by and between Cascade Summit Retail LLC and the Company.

10.5	Purchase and Sale Agreement, dated June 15, 2010, by and between OC Point, LLC and the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

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

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: August 5, 2010	/s/ Stuart A. Tanz Stuart A. Tanz President and Chief Executive Officer
Date: August 5, 2010	/s/ John B. Roche John B. Roche Chief Financial Officer