Form 10-Q
period 2010-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2010-11-04
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  41,804,675 shares of common stock, par value $0.0001 per share, outstanding as of November 4, 2010.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Real Estate Investments:
Land	$71,590,660	$6,346,871
Building and improvements	141,280,265	10,218,422
	212,870,925	16,565,293
Less: accumulated depreciation	1,519,541	20,388
	211,351,384	16,544,905
Mortgage notes receivable	7,838,500	—
Investment in and advances to unconsolidated joint ventures	3,664,530	—
Real Estate Investments, net	222,854,414	16,544,905

Cash and cash equivalents	180,723,373	383,240,827
Restricted cash	431,836	—
Tenant and other receivables	1,121,883	—
Notes Receivables	1,043,640	—
Deposits	3,000,000	—
Acquired lease intangible asset, net of accumulated amortization	12,233,719	1,820,151
Income taxes receivable	1,236,375	1,236,375
Prepaid expenses	175,039	147,634
Deferred charges, net of accumulated amortization	5,416,609	870,769
Other	66,691	12,852
Total assets	$428,303,579	$403,873,513

LIABILITIES AND EQUITY

Liabilities:
Mortgage notes payable	$19,750,436	$—
Acquired lease intangibles liability, net of accumulated amortization	11,917,585	1,121,187
Accounts payable and accrued expenses	3,901,106	4,434,586
Due to related party	5,556	5,556
Tenants' security deposits	662,543	22,946
Other liabilities	3,101,546	94,463
Total liabilities	39,338,772	5,678,738

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; 41,569,675 shares issued and outstanding	4,156	4,156
Additional paid-in-capital	403,871,752	403,184,312
Accumulated deficit	(12,844,134)	(4,993,693)
Accumulated other comprehensive loss	(2,069,356)	—
Total Retail Opportunity Investments Corp. shareholders' equity	388,962,418	398,194,775
Noncontrolling interests	2,389	—
Total equity	388,964,807	398,194,775
Total liabilities and equity	$428,303,579	$403,873,513

The accompanying notes to consolidated financial statements are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues
Base rents	$3,624,215	$—	$7,081,686	$—
Recoveries from tenants	833,938	—	1,640,020	—
Mortgage receivable	618,154	—	636,354	—
Total revenues	5,076,307	—	9,358,060	—

Operating expenses
Property operating	624,393	—	1,359,779	—
Property taxes	465,236	—	945,499	—
Depreciation and amortization	1,638,057	—	2,920,286	—
General & Administrative	2,132,811	3,605,262	6,347,101	5,213,489
Acquisition transaction costs	475,605	—	1,478,586	—
Total operating expenses	5,336,102	3,605,262	13,051,251	5,213,489

Operating loss	(259,795)	(3,605,262)	(3,693,191)	(5,213,489)
Non-operating income (expenses)
Interest Expense	(76,837)	—	(76,837)	—
Interest Income	234,030	64,494	936,147	221,082
Benefit for Income Taxes	—	1,204,247	—	1,697,419
Net Loss Attributable to Retail Opportunity Investments Corp.	$(102,602)	$(2,336,521)	$(2,833,881)	$(3,294,988)

Weighted average shares outstanding Basic and diluted:	41,569,675	51,750,000	41,569,675	51,750,000

Basic loss per share:	$—	$(0.05)	$(0.07)	$(0.06)

Diluted loss per share	$—	$(0.05)	$(0.07)	$(0.06)

Dividends per common share	$0.06	$—	$0.12	$—

The accompanying notes to consolidated financial statements are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss) income	Noncontrolling Interests	Equity
Balance at December 31, 2009	41,569,675	$4,156	$403,184,312	$(4,993,693)	$—	$—	$398,194,775
Compensation expense related to options granted	—	—	120,340	—	—	—	120,340
Compensation expense related to restricted stock grants	—	—	567,100	—	—	—	567,100
Cash dividends ($.012 per share)	—	—	—	(5,016,560)	—	—	(5,016,560)
Contributions	—	—	—	—	—	2,389	2,389
Comprehensive income (loss)
Net Loss Attributable to Retail Opportunity Investments Corp.	—	—	—	(2,833,881)	—	—	(2,833,881)
Unrealized gain (loss) on swap derivative	—	—	—	—	(2,069,356)	—	(2,069,356)
Total other comprehensive loss							(4,903,237)

Balance at September 30, 2010	41,569,675	$4,156	$403,871,752	$(12,844,134)	$(2,069,356)	$2,389	$388,964,807

The accompanying notes to consolidated financial statements are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,833,881)	$(3,294,988)
Adjustments to reconcile loss to cash provided by operating activities:
Depreciation and amortization	2,920,286	—
Straight-line rent adjustment	(654,465)	—
Amortization of above and below market rent	(329,703)	—
Amortization relating to stock based compensation	687,440	—
Provisions for tenant credit losses	450,952	—
Change in operating assets and liabilities
Mortgage escrows	(255,483)	—
Tenant and other receivables	(918,370)	—
Prepaid expenses	(27,405)	37,032
Interest on investments held in trust	—	(344,228)
Income taxes receivable	—	(397,440)
Deferred tax asset	—	(1,248,550)
Due to related party	—	5,567
Deferred interest payable	—	123,146
Accounts payable and accrued expenses	(571,684)	2,891,182
Other asset and liabilities, net	1,535,690	—
Net cash provided by (used) in operating activities	3,377	(2,228,279)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal of funds from investments placed in trust	—	2,407,309
Investments in real estate	(180,739,795)	—
Investments in mortgage notes	(7,838,500)	—
Investments in unconsolidated joint ventures	(3,664,530)	—
Improvements to properties and deferred charges	(1,025,791)	—
Deposits on real estate acquisitions	(3,000,000)	—
Disbursements relating to notes receivable	(1,043,640)	—
Construction escrows and other	(176,353)	—
Net cash (used in) provided by investing activities	(197,488,609)	2,407,309

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(18,051)	—
Noncontrolling interests:
Contributions from consolidated joint venture minority interests, net	2,389	—
Dividends paid to common stockholders	(5,016,560)	—
Net cash used in financing activities	(5,032,222)	—
Net (decrease) increase in cash and cash equivalents	(202,517,454)	179,030
Cash and cash equivalents at beginning of period	383,240,827	4,222
Cash and cash equivalents at end of period	$180,723,373	$183,252

The accompanying notes to consolidated financial statements are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010
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

As of September 30, 2010, the Company owned fourteen properties containing a total of approximately 1.3 million square feet of gross leasable area ("GLA").

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

Principles of Consolidation and Use of Estimates

The consolidated financial statements include the accounts and those of its subsidiaries, which are wholly-owned or controlled by the Company.  Entities which the Company does not control through its voting interest and entities which are variable interest entities (“VIEs”), with respect to which it is not the primary beneficiary, are accounted for under the equity method.  All significant intercompany balances and transactions have been eliminated.

In June 2009, the Financial Accounting Standards Board (“FASB”) amended the guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Adoption of this guidance on January 1, 2010 did not have a material impact the Company’s consolidated financial statements.

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

The Company assesses the accounting treatment for each joint venture. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, the Company reviews such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance. In situations where the Company or its partner approves, among other things, the annual budget, receives a detailed monthly reporting package, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, the Company does not consolidate the joint venture as it considers these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. The Company’s joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.  The Company does not have VIEs.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of September 30, 2010, the tax years 2007 through and including 2009 remain open to examination by the Internal Revenue Service (“IRS”) and state taxing authorities.  There are currently no examinations in progress.

Real Estate Investments

All capitalizable costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the three and nine months ended September 30, 2010, the capitalized costs related to the improvements or replacement of real estate properties were $350,000 and $681,000, respectively.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases).  Acquired lease intangible assets include above market leases and acquired in-place leases in the accompanying consolidated balance sheet.  The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management's determination of the relative fair values of these assets.  In valuing an acquired property's intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand.  Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.  Leasing commissions, legal and other related costs ("lease origination costs") are classified as deferred charges in the accompanying balance sheet.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal period(s).  The fair values associated with below market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases.  The value of below market rental lease renewal options is deferred until such time as the renewal option is exercised and subsequently amortized over the corresponding renewal period.  The value of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancelable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three and nine months ended September 30, 2010 of $475,605 and $1.5 million, respectively.  No acquisition transaction costs were incurred during the three and nine months ended September 30, 2009.

Regarding the Company's 2010 property acquisitions (see Note 2), the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

The Company is currently in the process of evaluating the fair value of the in-place leases for the properties Grand Mart Plaza Property and Sycamore Creek Property (see Note 2).  Consequently, no value has been assigned to the leases.  Accordingly, the purchase price allocation is preliminary and may be subject to change.

For the three and nine months ended September 30, 2010, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was $163,000 and $330,000 respectively, which amounts are included in base rents in the accompanying consolidated statements of operations.  For the three and nine months ended September 30, 2009, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was $0.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of its real estate investments is impaired at September 30, 2010.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in banks and money market depository accounts with U.S financial institutions with original maturities of less than ninety days.  These balances in the United States may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits.

Restricted Cash

                The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts was $269,000 and $451,000 for the three and nine months ended September 30, 2010, respectively.  The provision for doubtful accounts was $0 for the three and nine months ended September 30, 2009.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $418,000 and $0 as of September 30, 2010 and December 31, 2009, respectively.

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

As of September 30, 2010 and September 30, 2009, the effect of the 41,400,000 warrants issued in connection with the initial Public Offering (the "Public Offering"), the 8,000,000 warrants (the “Private Placement Warrants”) purchased simultaneously by the Sponsor with the consummation of the Public Offering, and the restricted stock and options granted in 2009 were not included in the calculation of diluted EPS since the effect would be anti-dilutive.

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

Effective January 1, 2010 the Company adopted the FASB guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE.  The guidance also requires additional disclosures about a company's involvement in VIE’s and any significant changes in risk exposure due to that involvement.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

Supplemental consolidated statements of cash flow information

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Supplemental disclosure of cash activities:
Interest paid	$43,481	$—

Supplemental disclosure of non-cash activities:
Assumption of mortgage loans payables - acquisitions	18,794,888	—
Purchase accounting allocations:
Intangible lease liabilities	11,318,863	—
Net valuation increase in assumed mortgage loan payable (a)	973,599	—
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	2,069,356	—
Accrued real estate improvement costs	36,176	—
Accrued financing costs and other	2,028	—
Capitalization of deferred financing costs	(186,574)	—

(a)
The net valuation increase in the assumed mortgage loan payables resulted from adjusting the contract rate of interest for Cascade Summit Loan (7.25% per annum) and Heritage Market Loan (7.1% per annum) to a market rate of interest (3.62% and 3.31% per annum, respectively).

2.	Real Estate Investments

The following real estate investment transactions have occurred during the nine months ended September 30, 2010.

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

On February 2, 2010, the Company purchased a 99.97% membership interest in ROIC Phillips Ranch, LLC, (the "Phillips Ranch, LLC") which owns and manages the Grand Mart Plaza Shopping Center formerly known as the Phillips Ranch Shopping Center (the "Grand Mart Plaza Property"), a neighborhood center located in Pomona, California, for an aggregate purchase price of approximately $7.4 million.  The Grand Mart Plaza Property is approximately 125,554 square feet.  The investment in the Phillips Ranch, LLC was funded from available cash.

As the managing member of the Phillips Ranch, LLC, a subsidiary of the Company has the authority to oversee the day-to-day operations of the Phillips Ranch, LLC.  The Phillips Ranch, LLC has hired an affiliate (the "Phillips Ranch Manager") of the third party member of the Phillips Ranch, LLC which holds a 0.03% membership interest in the Phillips Ranch, LLC to assist in managing and operating the Grand Mart Plaza Property as specified in that certain Management Services Agreement dated February 2, 2010 between Phillips Ranch, LLC and the Phillips Ranch Manager.  The Company receives a management fee based on 4% of collected revenue.  The Phillips Ranch Manager is to receive a monthly asset management fee of $8,000.  Effective July 1, 2010, the Management Services Agreement dated February 2, 2010, was terminated.

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

On July 14, 2010, the Company acquired a shopping center located in Happy Valley, Oregon (the “Happy Valley Town Center Property”), for an aggregate purchase price of $39.4 million.  The Happy Valley Town Center Property is approximately 135,422 square feet and is anchored by New Season Market Inc.  The acquisition of the property was funded from available cash.

On July 14, 2010, the Company acquired a shopping center located in Oregon City, Oregon (the “Oregon City Point Property”), for an aggregate purchase price of $11.6 million.  The Oregon City Point Property is approximately 35,305 square feet and consists of 19 shop tenants.  The acquisition of the property was funded from available cash.

On August 20, 2010, the Company acquired a shopping center located in West Linn, Oregon (the “Cascade Summit Town Square Property”), for an aggregate purchase price of $17.1 million.  The Cascade Summit Town Square Property is approximately 94,924 square feet and is anchored by Safeway Inc.  The acquisition was funded in part from available cash of $9.9 million and the assumption of an existing mortgage of $7.2 million (the “Cascade Summit Loan”).

On September 23, 2010, the Company acquired a shopping center located in Vancouver, Washington (the “Heritage Market Center Property”), for an aggregate purchase price of $20.0 million.  The Heritage Market Center Property is approximately 107,471 square feet and is anchored by Safeway Inc.  The acquisition was funded in part from available cash of $8.4 million and the assumption of an existing mortgage of $11.6 million (the “Heritage Market Loan”).

On May 18, 2010, the Company acquired a mortgage note from a financial institution for an aggregate purchase price of $7.3 million, which represents a 68.2% discount to face value of $23 million at the time of acquisition. The note matured in July 2009 and the borrowers were in default.  The note was secured by a shopping center located in Claremont, California (the “Claremont Center Property”).  On September 20, 2010, the Company entered into a conveyance in lieu of foreclosure agreement (the “Conveyance Agreement”) with the borrower to acquire the Claremont Center Property.  Pursuant to the Conveyance Agreement, a subsidiary of the Company, as the holder of the note, agreed not to bring any action against the borrowers or the guarantors, subject to certain exceptions, and the borrowers agreed to transfer the Claremont Center Property to a subsidiary of the Company. The conveyance was completed on September 23, 2010. The Claremont Center Property is a neighborhood shopping center of approximately 91,000 square feet.

On September 30, 2010, the Company acquired a shopping center located in Corona, California (the “Sycamore Creek Property”), for an aggregate purchase price of approximately $17.3 million.  The Sycamore Creek Property is approximately 74,198 square feet and is anchored by Safeway Inc. (Vons).  The acquisition of the property was funded from available cash.

Mortgage Notes Receivable

On June 28, 2010, the Company through a 50/50 joint venture with Winthrop Realty Trust acquired from John Hancock Life Insurance Company a newly created B participation interest, represented by a B-note of an existing promissory note secured by Riverside Plaza Shopping Center (“Riverside Plaza”).  The Company’s equity investment is $7.8 million.  Riverside Plaza is located in Riverside, California and is approximately 407,952 square feet and approximately 99% occupied.  The Participation Agreement also includes a buy-out provision of the A participation of the promissory note upon monetary or maturity default.  The A participation has an original principal balance of $54.4 million.  If the Company declines to purchase the A participation, the only rights retained by the B participation will be for residual proceeds above the A participation.  The acquisition of the B-note was funded from available cash.

On July 9, 2010, the Company acquired a defaulted first mortgage note for an aggregate purchase price of $9.2 million.  The note matured in May 2010 and was secured by a shopping center located in Downey, California known as Gallatin Plaza.  The acquisition of the mortgage note was funded from available cash. On August 20, 2010, the borrower paid to the Company the principal balance and unpaid interest in the amount of $9.4 million in full satisfaction of the note.

Unconsolidated Joint Ventures

On July 13, 2010, the Company through a wholly owned subsidiary entered into an Operating Agreement (the "Operating Agreement") of Wilsonville OTS LLC (“Joint Venture”) with Gramor Wilsonville OTS LLC ("Gramor"), with respect to the purchase of a 5.8 acre parcel of land known as Wilsonville Old Town Square ("Wilsonville Old Town Square") in Wilsonville, Oregon and the development of a 50,613 square feet shopping center on such land.  The Company expects that Wilsonville Old Town Square will be shadow anchored by a 145,000 square foot Fred Meyer (The Kroger Co.) which is to be developed.

Pursuant to the Operating Agreement, the Company and Gramor have each agreed to make capital contributions, on a 95%/5% basis, respectively, up to approximately $4.15 million in connection with the acquisition and development of Wilsonville Old Town Square. The Joint Venture plans on funding the remaining development costs by obtaining a construction loan from a third party.

 The members will receive a 9% preferred return on their respective capital contributions and, following a return of the members' capital contributions, all distributions thereafter will be made on a 50%/50% basis to the members.

On July 19, 2010 and July 22, 2010, in two separate transactions, the Company contributed a total of $3.7 million into Wilsonville OTS LLC, pursuant to the Operating agreement.  The Contributions were funded from available cash.

Pursuant to the Operating Agreement the members appointed Gramor as the managing member to oversee the day-to day operations of the Joint Venture.

The Company accounts for its investment in the Joint Venture under the equity method of accounting since it exercises significant influence over, but does not control the Joint Venture. The other member in the Joint Venture has substantial participation rights in the financial decisions and operations of the Joint Venture. The Company has evaluated its investment in the Joint Venture and has concluded that the Joint Venture is not a VIE.

3.	Mortgage Notes Payables

On August 20, 2010, the Company assumed an existing mortgage loan with an outstanding principal balance of approximately $7.2 million as part of the acquisition of the Cascade Summit Town Square Property. The fair market value was determined to be $7.7 million.  The Cascade Summit Loan bears interest at a rate of 7.25% per annum and has a maturity date of July 2012.

On September 23, 2010, the Company assumed an existing mortgage loan with an outstanding principal balance of approximately $11.6 million as part of acquisition of the Heritage Market Center Property. The fair market value was determined to be $12.1 million. The Heritage Market Loan bears interest at a rate of 7.1% per annum and has a maturity date of December 2011.

4.	Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2010 and December 31, 2009, there were no shares of preferred stock outstanding.

5.	Common Stock and Warrants

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

Warrant Repurchase

In May 2010, the Company's Board of Directors authorized a warrant repurchase program to repurchase up to a maximum of $40 million of the Company's warrants.  To date, the Company has not repurchased warrants under such program.

6.	Stock Compensation and Other Benefit Plans

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

Restricted Stock

During the nine months ended September 30, 2010, the Company did not award any shares of restricted stock.  As of September 30, 2010 there remained a total of $1.7 million of unrecognized restricted stock compensation related to outstanding nonvested restricted stock grants awarded under the 2009 Plan. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 2.25 years.  For the three and nine months ended September 30, 2010, amounts charged to compensation expense totaled $189,000 and $567,100, respectively.  For the three and nine months ended September 30, 2009, amounts charged to compensation expense totaled $0.

A summary of the status of the Company's nonvested restricted stock awards as of September 30, 2010, and changes during the nine months ended September 30, 2010 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	235,000	$10.27
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2010	235,000	$10.27

Stock Options

A summary of options activity as of September 30, 2010, and changes during the nine months ended September 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	235,000	$10.25
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2010	235,000	$10.25
Exercisable at September 30, 2010	—	—

For the three and nine months ended September 30, 2010, amounts charged to compensation expense totaled $40,113 and $120,340, respectively.  For the three and nine months ended September 30, 2009, amounts charged to compensation expense totaled $0.  The total unearned compensation at September 30, 2010 was $362,000.  The shares vest over an average period of 2.75 years.

7.	Fair Value of Financial Instruments

The Company follows the FASB guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The guidance applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2010 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2010

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$(2,069,000)	$—	$(2,069,000)

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Note 2.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts realizable upon disposition of the financial instruments.  The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, income tax receivable, prepaid expenses, other assets and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments.  Notes receivable is based on actual payments made on the note and includes accrued interest.  Mortgage notes receivable are based on the actual disbursements incurred for these recent acquisitions. Mortgage notes payable were recorded at their fair value at the time the mortgages were assumed which occurred during the three months ended September 30, 2010.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2010.  Although the Company is not aware of any factors that would significantly affect the reasonable fair value amount, such amount have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8.	Accounts Payble and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Framework Transaction costs	$—	$2,440,060
Professional fees	982,040	896,928
Payroll and related costs	1,590,937	521,598
Costs related to the acquisition of properties and mortgage notes	336,820	328,485
Property taxes	546,321	—
Property operating	146,270	—
Landlord costs	49,550	—
Other	249,168	247,515
	$3,901,106	$4,434,586

9.	Derivative and Hedging Activities

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

In June 2010, the Company entered into a $25 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company’s variable-rate debt that is planned to be issued between October 15, 2010 and December 31, 2011.  The effective portion of changes in the fair value of the derivative that is  designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company’s changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the period ended September 30, 2010, the Company realized no ineffectiveness as a result of the hedging relationship.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt.  During the next twelve months, the Company estimates that $194,000 will be reclassified as an increase to interest expense.

As of September 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of instruments	Notional
Interest rate swap	1	$25,000,000

As of December 31, 2009, the Company had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2010:

Derivatives designed as hedging instruments	Balance sheet location	Fair Value(liability)
Interest rate products	Other liabilities	$(2,069,000)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months and nine months ended September 30, 2010.  The Company had no derivatives outstanding as of December 31, 2009.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Amount of loss recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(1,200,000)	$(2,069,000)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—	$—
Amount of gain recognized in income on derivative as gain on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—

10.	Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

11.	Related Party Transactions

During the year ended December 31, 2009, the Company entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, an entity wholly owned by four of the Company's directors, which replaced the original agreement with the Sponsor.  Pursuant to the Transitional Shared Facilities and Services Agreement, NRDC Real Estate Advisors, LLC provides the Company with access to, among other things, their information technology, office space, personnel and other resources necessary to enable the Company to perform its business, including access to NRDC Real Estate Advisors, LLC's real estate teams, who will work with the Company to source, structure, execute and manage properties for a transitional period.  As of September 30, 2010, the Company paid NRDC Real Estate Advisors, LLC a monthly fee of $7,500 pursuant to the Transitional Shared Facilities and Services Agreement.  For the three and nine months ended September 30, 2010, the Company has incurred $22,500 and $67,500, respectively, of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.  For the three and nine months ended September 30, 2009, the Company has incurred $22,500 and $67,500, respectively, of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.

In May 2010, the Company entered into a Shared Facilities and Service Agreement effective January 1, 2010 with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement the Company is provided the use of office space and other resources for a monthly fee of $1,938.  For the three and nine months ended September 30, 2010, the Company has incurred $5,814 and $17,442, respectively, of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.  For the three and nine months ended September 30, 2009, the Company did not incur expenses relating to this agreement.

The related party payable at September 30, 2010 and December 31, 2009 was related to expenses paid by Hudson Bay Trading Company, an affiliate of the Sponsor, on the Company's behalf.

12.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from October 1, 2010 to the date the financial statements are issued and discloses the following items:

On October 6, 2010, the Company contributed $737,000 into the Joint Venture Wilsonville OTS LLC, pursuant to the Operating Agreement.  The contribution was funded from available cash.

On October 15, 2010, the Company entered into an agreement for the purchase and sale of real property and joint venture escrow instruction with Pinole Vista LLC, the seller, to acquire a property known as the Pinole Vista Shopping Center, located in Pinole, California.  In accordance with the terms of this agreement, $250,000 was deposited into an interest-bearing escrow account with the Title Company on October 15, 2010.

On November 2, 2010, the Company’s Board of Directors declared a cash dividend on its common stock of $.06 per share, payable on December 15, 2010 to holders of record on November 26, 2010.

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

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "projects," "should," "estimates," "expects," and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").  Actual results may differ materially due to uncertainties including:

•
the Company’s ability to identify and acquire retail real estate and real estate-related debt investments that meet its investment standards in its target markets and the time period required for it to acquire its initial portfolio of target assets;

•	the level of rental revenue and net interest income the Company achieve from its target assets;

•	the market value of the Company’s assets and the supply of, and demand for, retail real estate and real estate-related debt investments in which the Company invests;

•	the length of the current economic downturn;

•	the conditions in the local markets in which the Company operates, as well as changes in national economic and market conditions;

•	consumer spending and confidence trends;

•	the ability to enter into new leases or to renew leases with existing tenants at the properties the Company acquire at favorable rates;

•	the ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	the competitive landscape impacting the properties the Company acquires and their tenants;

•	the Company’s relationships with its tenants and their financial condition;

•
the use of debt as part of the Company’s financing strategy and the Company’s ability to make payments or to comply with any covenants under any borrowings or other debt facilities the Company obtains;

•	the level of the Company’s operating expenses, including amounts the Company is required to pay to its management team and to engage third party property managers;

•	changes in interest rates that could impact the market price of the Company’s common stock and the cost of its borrowings; and

•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")).

Forward-looking statements are based on estimates as of the date of this report.  The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect the Company’s business and financial performance.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

Retail Opportunity Investments Corp., formerly known as NRDC Acquisition Corp., was formed on July 10, 2007 as a special purpose acquisition corporation for the purpose of acquiring, through a merger, capital stock exchange, stock purchase, asset acquisition, or other similar business combination, one or more assets or control of one or more operating businesses.  Through October 19, 2009, the Company’s efforts had been limited to organizational activities and activities relating to its initial public offering; the Company had neither engaged in any operations nor generated any revenues.  On October 20, 2009, the Company completed the transactions contemplated by the Framework Agreement with NRDC Capital Management, LLC, which, among other things sets forth the steps taken by the Company to continue its business as a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2010 (collectively, the "Framework Transactions").

Following the consummation of the Framework Transactions, the Company’s business has been primarily focused on investing in, acquiring, owning, leasing, repositioning and managing a diverse portfolio of necessity-based retail properties, including, primarily, well located community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores.  Although not the Company’s primary focus, the Company may also acquire other retail properties, including power centers, regional malls, lifestyle centers and single-tenant retail locations, that are leased to national, regional and local tenants.  The Company targets properties strategically situated in densely populated, middle and upper income markets in the eastern and western regions of the United States.  In addition, the Company may supplement its direct purchases of retail properties with first mortgages or second mortgages, mezzanine loans, bridge or other loans and debt investments related to retail properties, which are referred to collectively as "real estate-related debt investments," in each case provided that the underlying real estate meets the Company’s criteria for direct investments.  The Company’s primary focus with respect to real estate-related debt investments is to capitalize on the opportunity to acquire controlling positions that will enable the Company to obtain the asset should a default occur.  The Company refers to the properties and investments it targets as its target assets.  The Company is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, the Company’s wholly-owned subsidiary, serves as the general partner of, and the Company conducts substantially all of its business through, its operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (its "operating partnership"), and its subsidiaries.

Since the consummation of the Framework Transactions, the Company has been actively seeking to invest the amounts released from its trust account established in connection with its initial public offering (the "Trust Account") in its target assets.  As of September 30, 2010, its portfolio consisted of fourteen shopping centers in California, Oregon and Washington, a development joint venture and a mortgage notes receivable. At September 30, 2010, the Company’s portfolio contained approximately 1.3 million net rentable square feet and the properties in its portfolio were approximately 84.0 % leased.

Subsequent Events

In determining subsequent events, the Company reviewed all activity from October 1, 2010 to the date the financial statements are issued and discloses the following items:

On October 6, 2010, the Company contributed $737,000 into the Joint Venture Wilsonville OTS LLC, pursuant to the Operating Agreement.  The contribution was funded from available cash.

On October 15, 2010, the Company entered into an agreement for the purchase and sale of real property and joint venture escrow instruction with Pinole Vista LLC, the seller, to acquire a property known as the Pinole Vista Shopping Center, located in Pinole, California.  In accordance with the terms of this agreement, $250,000 was deposited into an interest-bearing escrow account with the Title Company on October 15, 2010.

On November 2, 2010, the Company’s Board of Directors declared a cash dividend on its common stock of $.06 per share, payable on December 15, 2010 to holders of record on November 26, 2010.

Factors Impacting the Company’s Operating Results

The results of the Company’s operations are affected by a number of factors and primarily depend on, among other things, the following:

•
The Company’s ability to identify and acquire retail real estate and real estate-related debt investments that meet our investment standards and the time period required for the Company to acquire its initial portfolio of its target assets;

•	The level of rental revenue and net interest income the Company achieves from its target assets;

•	The market value of the Company’s assets and the supply of, and demand for, retail real estate and real estate-related debt investments in which the Company invests;

•	The length of the current economic downturn;

•	The conditions in the local markets in which the Company operates, as well as changes in national economic and market conditions;

•	Consumer spending and confidence trends;

•	The Company’s ability to enter into new leases or to renew leases with existing tenants at the properties the Company acquires at favorable rates;

•	The Company’s ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	The competitive landscape impacting the properties we acquire and their tenants;

•	The Company’s relationships with its tenants and their financial condition;

•	The Company’s use of debt as part of its financing strategy and its ability to make payments or to comply with any covenants under any borrowings or other debt facilities the Company obtains;

•	The level of the Company’s operating expenses, including amounts the Company is required to pay to its management team and to engage third party property managers and loan servicers; and

•	Changes in interest rates that could impact the market price of the Company’s common stock and the cost of its borrowings.

Report on Operating Results

Funds from operations ("FFO"), is a widely-recognized non-GAAP financial measure for REIT's that the Company believes when considered with financial statements determined in accordance with GAAP, provides additional and useful means to assess our financial performance.  FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.

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

In accordance with the Financial Accounting Standards Board (“FASB”) guidance relating to business combinations, the Company expenses all acquisition transaction costs related to the acquisitions. These costs which reduce FFO will vary based on each specific acquisition and the volume of acquisitions. Acquisition costs for the three and nine months ended September 30, 2010, were $475,605 and $1.5 million, respectively.

The Company considers FFO a meaningful, additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.

However, FFO:

•
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and nine months ended September 30, 2010.  FFO for the three and nine months ended September 30, 2009 is not provided, since no real estate assets were owned by us during this period.

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010

Net Loss for period	$(102,602)	$(2,833,881)

Plus: Real property depreciation	696,305	1,277,764
Amortization of tenant improvements and allowances	133,563	210,102
Amortization of deferred leasing costs	808,190	1,432,420
Funds from operations	$1,535,456	$86,405

Net Cash Provided by (Used in):
Operating Activities	$3,661,235	$3,377
Investing Activities	$(92,680,356)	$(197,488,609)
Financing Activities	$(2,526,328)	$(5,032,222)

Results of Operations

The Company’s entire activity prior to the consummation of the Framework Transactions was limited to organizational activities, activities relating to its initial public offering and, after the initial public offering, activities relating to identifying and evaluating prospective acquisition targets.  During that period, the Company neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the initial public offering.  Prior to the consummation of the Framework Transactions, the majority of its operating income is derived from interest earned from the Trust Account previously held.

The Company had fourteen properties in its portfolio at September 30, 2010.  The Company believes, because of the location of the properties in densely populated areas, the nature of its investment provides for relatively stable revenue flows even during difficult economic times.  The Company has a strong capital structure with manageable debt as of the quarter just ended.  The Company expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy.

Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

During the nine months ended September 30, 2010, the Company incurred a net loss of approximately $2.8 million compared to a net loss of approximately $3.3 million incurred during the nine months ended September 30, 2009.  The net loss during the nine months ended September 30, 2009 was due to costs related to the active pursuit of a viable business plan as well as costs related to the consummation of the Framework Transactions on October 20, 2009, which commenced the Company’s business plan of acquiring and managing retail properties.  In addition, during the nine months ended September 30, 2009, the Company realized a deferred tax asset which gave rise to a reduction of $1.7 million to the Company’s operating loss.  During the nine months ended September 30, 2010, the Company generated net operating income of approximately $3.5 million from the fourteen properties in its portfolio at September 30, 2010.  In addition, during the nine months ended September 30, 2010, the Company generated interest income of $636,000 from several mortgage notes receivables acquired during 2010.  General and administrative expenses increased to approximately $6.3 million for the nine months ended September 30, 2010 from approximately $5.2 million during the nine months ended September 30, 2009 most of which was due to higher payroll costs incurred since key personnel were hired following the consummation of the Framework Transactions.  The Company incurred acquisition transaction costs during the nine months ended September 30, 2010 of approximately $1.5 million associated with its pursuit and acquisition of real estate properties.  During the nine months ended September 30, 2010 interest income recognized was $715,000 higher than the corresponding period in 2009 due to (i) the deferral during the nine months ended September 30, 2009 of a portion of interest income earned on investments while awaiting the consummation of the Company’s business plan (ii) the Company earned a higher interest rate in 2010 which was partially offset by lower cash balances in 2010.

Results of Operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009

During the three months ended September, 30 2010, the Company incurred a net loss of $102,602 compared to a net loss of approximately $2.3 million incurred during the three months ended September 30, 2009.  The net loss during the three months ended September 30, 2009 was due to costs related to the active pursuit of a viable business plan as well as costs related to the consummation of the Framework Transactions on October 20, 2009, which commenced the Company’s business plan of acquiring and managing retail properties.  In addition, during the three months ended September 30, 2009, the Company realized a deferred tax asset which gave rise to a reduction of $1.2 million to the Company’s operating loss.  During the three months ended September 30, 2010, the Company generated net operating income of approximately $1.7 million from the fourteen properties in its portfolio at September 30, 2010.  In addition, during the three months ended September 30, 2010, the Company generated interest income of $618,000 from several mortgage notes receivables acquired during 2010.  General and administrative expenses reduced to approximately $2.1 million for the three months ended September 30, 2010 compared to approximately $3.6 million during the three months ended September 30, 2009 most of which was due to costs related to the consummation of the Framework Transactions.  The Company incurred acquisition transaction costs during the three months ended September 30, 2010 of $476,605 associated with its pursuit and acquisition of real estate investments.  During the three months ended September 30, 2010 interest income recognized was $170,000 higher than the corresponding period in 2009 due to (i) the deferral during the three months ended September 30, 2009 of a portion of interest income earned on investments while awaiting the consummation of the Company’s business plan (ii) the Company earned a higher interest rate in 2010 which was partially offset by lower cash balances in 2010.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management's most difficult, complex or subjective judgments.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 1 to its consolidated financial statements for the year ended December 31, 2009 included in its Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue Recognition

The Company records base rents on a straight-line basis over the term of each lease.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in tenant and other receivables on the accompanying balance sheets.  Most leases contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area expenses.  Adjustments are also made throughout the year to tenant and other receivables and the related cost recovery income based upon our best estimate of the final amounts to be billed and collected.  In addition, the Company also provides an allowance for future credit losses in connection with the deferred straight-line rent receivable.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts.  The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things.  Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  In addition, the Company also provides an allowance for future credit losses in connection with the deferred straight-line rent receivable.

Real Estate

Land, buildings, property improvements, furniture/fixtures and tenant improvements are recorded at cost.  Expenditures for maintenance and repairs are charged to operations as incurred.  Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

The amounts to be capitalized as a result of an acquisition and the periods over which the assets are depreciated or amortized are determined based on estimates as to fair value and the allocation of various costs to the individual assets.  The Company allocates the cost of an acquisition based upon the estimated fair value of the net assets acquired.  The Company also estimates the fair value of intangibles related to its acquisitions.  The valuation of the fair value of intangibles involves estimates related to market conditions, probability of lease renewals and the current market value of in-place leases.  This market value is determined by considering factors such as the tenant's industry, location within the property and competition in the specific region in which the property operates.  Differences in the amount attributed to the intangible assets can be significant based upon the assumptions made in calculating these estimates.

The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation.  These assessments have a direct impact on its net income.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings	35-40 years
Property Improvements	10-20 years
Furniture/Fixtures	3-10 years
Tenant Improvements	Shorter of lease term or their useful life

Asset Impairment

On a continuous basis, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in our plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of its rental properties is impaired at September 30, 2010.

REIT Qualification Requirements

The Company intends to elect and qualify to be taxed as a REIT under the Internal Revenue Code (the “Code”), commencing with its taxable year ending December 31, 2010.  The Company believes that it has been organized and intends to operate in a manner that will allow it to qualify for taxation as a REIT under the Code commencing with its taxable year ending December 31, 2010.

Liquidity and Capital Resources

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and meet other general business needs.  Currently the Company’s primary sources of cash generally consist of the funds released from its Trust Account upon consummation of the Framework Transactions that occurred during the year ended December 31, 2009, cash generated from its operating results and interest it receives on its cash investments.  The Company will use its current cash to purchase its target assets, make distributions to its stockholders and fund its operations.  The Company expects to fund long-term liquidity requirements for property acquisitions, development, and capital improvements through a combination of unsecured and secured debt financing, assumption of existing mortgage debt on acquired properties and the sale of equity securities.  As of September 30, 2010, the Company had cash and cash equivalents of approximately $180.7 million, compared to approximately $383.2 million at December 31, 2009.

While the Company generally intends to hold its target assets as long term investments, certain of its investments may be sold in order to manage the Company interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

Potential future sources of capital include proceeds from the sale of real estate or real estate-related debt investments, proceeds from unsecured or secured financings from banks or other lenders and undistributed funds from operations.  In addition, the Company anticipates raising additional capital from future equity financings and if the value of its common stock exceeds the exercise price of its warrants through the sale of common stock to the holders of its warrants from time to time.

During the three months ended September 30, 2010, the Company assumed two mortgage loans in connection with two separate real estate acquisitions.  The assumptions of these loans were deemed to be cost beneficial when compared to the defeasance fees that would have been incurred to prepay the loans on behalf of the seller of each applicable property.  As of September 30, 2010, the Company has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $3,400 in the nine months ended September 30, 2010, compared to approximately $2.2 million used in the comparable period in 2009.  The net increase in operating cash flows during the nine months ended September 30, 2010 was due primarily to an increase in net operating income of approximately $3.5 million due to the acquisition of fourteen properties compared to the corresponding period. The operating income generated from the new acquisitions was partially offset by higher general and administrative expenses of approximately $1.1 million incurred following the approval of the Framework Transaction. During the nine months ended September 30, 2009, the Company had not commenced operations as the search for a viable business plan was ongoing.

Investing Activities

Net cash flows used by investing activities amounted to approximately $197.5 million in the nine months ended September 30, 2010 compared to net cash provided by investing activities of approximately $2.4 million in the comparable period in 2009 due to the acquisition of fourteen properties, one mortgage note receivable and deposits placed on several potential acquisitions during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, the Company had not commenced operations as the search for a viable business plan was ongoing.

Financing Activities

Net cash flows used by financing activities amounted to approximately $5 million for the nine months ended September 30, 2010 compared to $0 in the comparable period in 2009.  The change in financing activities during the nine months ended September 30, 2010 was due primarily to the payment of dividends to common stockholders of approximately $5 million.  No dividends were paid during the nine months ended September 30, 2009.

Contractual Obligations

As of September 30, 2010, the Company did not have any capital lease obligations, operating lease obligations, or purchase obligations.  Upon consummation of the Framework Transactions, the Company entered into a Transitional Shared Facilities and Services Agreement (“Agreement”) with NRDC Real Estate Advisors, LLC, pursuant to which NRDC Real Estate Advisors, LLC will provides access to, among other things, their information technology, office space, personnel and other resources necessary to enable the Company to perform its business, including access to NRDC Real Estate Advisors, LLC's real estate teams, who will work with the Company to source, structure, execute and manage properties for a transitional period.  The Company will pay NRDC Real Estate Advisors, LLC a monthly fee of $7,500 pursuant to the Agreement.  The Agreement has an initial one-year term and has been renewed effective October 20, 2010, by the Company for an additional one-year term.

In May 2010, the Company entered into a Shared Facilities and Service Agreement effective January 1, 2010 with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement the Company is provided the use of office space and other resources for a monthly fee of $1,938.

Off-Balance Sheet Arrangements

The Company has issued warrants in conjunction with its initial public offering and private placement, and has also granted incentive stock options.  These options and warrants may be deemed to be equity linked derivatives and, accordingly, represent off balance sheet arrangements.  See Note 5 and 6 to the accompanying consolidated financial statements.  The Company accounts for these warrants as stockholders' equity and not as derivatives.

The Company’s investment in the Wilsonville OTS LLC development project is an off-balance sheet investment in real estate property. This investment is an unconsolidated joint venture and accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but does not control the operating and financial decisions of this investment. The Company’s off-balance sheet arrangement is more fully discussed in Note 2, “Real Estate Investments” in the accompanying consolidated financial statements.

Real Estate Taxes

The Company’s leases generally require the tenants to be responsible for a pro rata portion of the real estate taxes.

Inflation

The Company’s long-term leases contain provisions to mitigate the adverse impact of inflation on its operating results. Such provisions include clauses entitling the Company to receive (a) scheduled base rent increases and (b) percentage rents based upon tenants’ gross sales which generally increase as prices rise. In addition, many of the Company’s non-anchor leases are for terms of less than ten years, which permits the Company to seek increases in rents upon renewal at then current market rates if rents provided in the expiring leases are below then existing market rates.  Most of the Company’s leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

Leverage Policies

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its target assets and the diversification of its portfolio.  The Company intends to use traditional forms of financing, including mortgage financing and credit facilities.  In addition, in connection with the acquisition of properties, the Company may assume all or a portion of the existing debt on such properties.  In addition, the Company may acquire retail property indirectly through joint ventures with institutional investors as a means of increasing the funds available for the acquisition of properties.

The Company may borrow on a non-recourse basis or at the corporate level or operating partnership level.  Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is secured only by specific assets without recourse to other assets of the borrower or any of its subsidiaries.  Even with non-recourse indebtedness, however, a borrower or its subsidiaries will likely be required to guarantee against certain breaches of representations and warranties such as those relating to the absence of fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentations.  Because non-recourse financing generally restricts the lender's claim on the assets of the borrower, the lender generally may only proceed against the asset securing the debt.  This protects the Company’s other assets.

The Company plans to evaluate each investment opportunity and determine the appropriate leverage on a case-by-case basis and also on a Company-wide basis.  The Company may seek to refinance indebtedness, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment.  In the future, the Company may also seek to raise further equity capital or issue debt securities in order to fund its future investments.

Dividends

The Company intends to make regular quarterly distributions to holders of its common stock.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  The Company intends to pay regular quarterly dividends to its stockholders in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  If the Company’s cash available for distribution is less than its net taxable income, the Company could be required to sell assets or borrow funds to make cash distributions or the Company may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Recently Issued Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2010, the Company had no variable rate debt outstanding.  Currently, it uses a fixed-rate debt and a forward starting interest rate swap to manage its interest rate risk. See the discussion under Note 9 of the accompanying consolidated financial statements for certain quantitative details related to the interest rate swap.

The Company entered into the forward starting interest rate swap in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuance. The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the market value of its interest rate derivative as of September 30, 2010.

Less 100 basis points	Less 50 basis points	September 30, 2010 Value	Increase 50 basis points	Increase 100 basis points
$ (4,750,547)	$ (3,406,492)	$ (2,168,107)	$ (1,016,698)	$ 73,120

See Note 7 of the accompanying consolidated financial statements for a discussion on how the Company values derivative financial instruments.  The Company calculates the value of its interest rate swaps based upon the present value of the future cash flows expected to be paid and received on each leg of the swap. The cash flows on the fixed leg of the swap are agreed to at inception and the cash flows on the floating leg of a swap change over time as interest rates change. To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve which is constructed using LIBOR, Eurodollar futures, and swap rates, which are observable in the market. Both the fixed and floating legs’ cash flows are discounted at market discount factors. For purposes of adjusting its derivative values, the Company incorporates the nonperformance risk for both itself and its counterparties to these contracts based upon management’s estimates of credit spreads, credit default swap spreads (if available) or Moody’s KMV ratings in order to derive a curve that considers the term structure of credit.

As a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2010, the Company’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  The Company will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make real estate-related debt investments.  The Company’s interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, the Company expects to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  In addition, the Company uses derivative financial instruments to manage interest rate risk.  The Company will not use derivatives for trading or speculative purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors.  Currently, the Company uses one interest rate swap to manage its interest rate risk.  See Note 9 of the accompanying consolidated financial statements.

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

During the three months ended September 30, 2010, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not involved in any material litigation nor, to its knowledge, is any material litigation pending or threatened against it, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm its business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no significant changes to its risk factors during the three months ended September 30, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any equity securities during the three months ended September 30, 2010 that were not registered under the Securities Act.

On October 23, 2007, the Company consummated a private placement of 8,000,000 warrants with NRDC Capital Management, LLC, an entity owned and controlled by certain of its executive officers and directors, and its initial public offering of 41,400,000 units, each consisting of one share of common stock and one warrant exercisable for an additional share of common stock, including 5,400,000 units pursuant to the underwriters' over-allotment option.  The Company received net proceeds of approximately $384.0 million and also received $8.0 million of proceeds from the private placement sale of 8,000,000 insider warrants to NRDC Capital Management, LLC.  Banc of America Securities, LLC served as the sole bookrunning manager for the initial public offering.  The securities sold in the initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-144871).  The SEC declared the registration statement effective on October 17, 2007.

Upon the closing of the initial public offering and private placement, $406.5 million including $14.5 million of the underwriters' discounts and commissions was held in the Trust Account and invested in U.S. "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "1940 Act"), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act until the earlier of (i) the consummation of the Company’s initial "business combination" and (ii) its liquidation.  On October 20, 2009, the Company consummated the Framework Transactions, which constituted its initial business combination.  Stockholders representing an aggregate of 5,325 shares of common stock that the Company issued in its initial public offering elected to exercise conversion rights, while holders representing an aggregate of 41,394,675 shares the Company issued in its initial public offering did not exercise conversion rights, resulting in such shares remaining outstanding upon completion of the Framework Transactions.  As a result, the Company had approximately $405 million released to it (after payment of deferred underwriting fees) from the Trust Account established in connection with the Company’s initial public offering to invest in its target assets and to pay expenses arising out of the Framework Transactions.

As of September 30, 2010, the Company applied approximately $5.6 million of the net proceeds of the initial public offering and the private placement toward consummating a "business combination," including the Framework Transactions and paid approximately $210.4 million to acquire real estate properties and mortgage notes receivables.  For more information see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.

No portion of the proceeds of the initial public offering was paid to directors, officers or holders of 10% or more of any class of the Company’s equity securities or their affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

                None.

ITEM 6.  EXHIBITS

3.1	Second Amended & Restated Certificate of Incorporation(1)
3.2	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(2)
3.3	Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(2)
3.4	Fourth Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(2)
3.5	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Form of Warrant Agreement(3)
4.5	Supplement and Amendment to Warrant Agreement dated as of October 20, 2009(2)
10.1	Operating Agreement of Wilsonville OTS LLC, dated as of July 14, 2010, between Gramor Wilsonville OTS LLC and ROIC Oregon, LLC
10.2	Purchase and Sale Agreement, dated as of July 21, 2010, by and between O'Hearn/Hillcrest Properties, LLC and the Company
10.3	Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of September 16, 2010, by and among Grand Gateway I, LLC, Grand Gateway II, LLC, Grand Gateway III, LLC, and the Company
10.4	Conveyance in Lieu of Foreclosure Agreement, dated as of September 20, 2010, by and between DKVCMT, LLC, DLVCMT, LLC, Donald P. Knapp, Dale K. Lenington and ROIC Claremont Center, LLC
10.5	Purchase and Sale Agreement dated as of September 27, 2010 between the Company and Shops at Sycamore Creek, LLC(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's registration statement on Form S-1/A filed on September 27, 2007 (File No. 333-144871).
(2)	Incorporated by reference to the Company's current report on Form 8-K filed on October 26, 2009.

(3)	Incorporated by reference to the Company's registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(4)	Incorporated by reference to the Company's current report on Form 8-K filed on October 1, 2010 (File No. 001-33749).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: November 4, 2010	/s/ Stuart A. Tanz Stuart A. Tanz President and Chief Executive Officer
Date: November 4, 2010	/s/ John B. Roche John B. Roche Chief Financial Officer