Form 10-K
period 2010-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2011-02-25
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [  ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [  ]  No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act).  Yes  [  ]  No  [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was $395,738,732 (based on the closing sale price of $9.65 per share of the registrant's common stock on that date as reported on the NASDAQ Global Market).

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  41,799,433 shares of common stock, par value $0.0001 per share, outstanding as of February 23, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2011 Annual Meeting, to be filed within 120 days after the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RETAIL OPPORTUNITY INVESTMENTS CORP.

TABLE OF CONTENTS

i

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

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, all references to "the Company," "our company," "we," "our," and "us" means Retail Opportunity Investments Corp. and one or more of our subsidiaries, including our operating partnership.

Item 1.	Business

The Company

Retail Opportunity Investments Corp. is a fully integrated and self-managed real estate investment trust, or REIT, primarily focused on investing in, acquiring, owning, leasing, repositioning and managing a diverse portfolio of well located necessity-based community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores.  We target properties strategically situated in densely populated, middle and upper income markets in the eastern and western regions of the United States.  In addition, we supplement our direct purchases of retail properties with first mortgages or second mortgages, mezzanine loans, bridge or other loans and debt investments related to retail properties, which are referred to collectively as "real estate-related debt investments," in each case provided that the underlying real estate meets our criteria for direct investment.  Our primary focus with respect to real estate-related debt investments is to capitalize on the opportunity to acquire control positions that will enable us to obtain the asset should a default occur.  We refer to these properties and investments as our target assets.

We were incorporated in Delaware in July 2007 and initially formed as special purpose acquisition company.  We commenced our current business operations in October 2009 following the approval by our stockholders and warrantholders of a series of proposals contemplated by the Framework Agreement, dated August 7, 2009, between us and NRDC Capital Management, LLC (the "Framework Agreement") that allowed us to continue our business as a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2010.  We currently operate in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, our wholly-owned subsidiary, serves as the general partner of, and we conduct substantially all of our business through, our operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (our "operating partnership"), and its subsidiaries.  At our 2011 annual meeting of stockholders, our stockholders will be asked to approve a series of proposals that will allow us to convert into a Maryland corporation.

Investment Strategy

We believe that the current market environment presents a significant and growing opportunity to acquire, reposition and manage necessity-based community and neighborhood shopping centers to profitable returns, offering us the potential to achieve attractive risk adjusted returns for our stockholders over time primarily through dividends and secondarily through capital appreciation.  To identify attractive opportunities within our target assets, we rely on the expertise and experience of our management team.  We utilize our management team's extensive contacts in the U.S. real estate market to source investment opportunities, in particular through access to both distressed and more conventional sellers such as banks, institutions, REITs, property funds, other companies and private investors.

In implementing our investment strategy, we utilize our management team's expertise in identifying undervalued real estate and real estate-related debt investments with a focus on the retail sector.  We believe that the key factors to determining current value and future growth potential include the ability to identify the fundamental qualities of an individual asset, understand the inherent strengths and weaknesses of a market, utilize local market knowledge to identify sub-market drivers and trends, and understand how to mitigate appropriate risks prior to the acquisition of an asset.  We seek to target assets where our management team believes there is an opportunity to lease-up vacant space, renew or release expiring leases and take advantage of economies of scale achieved in the management and leasing of properties acquired and developed within our target markets, and redesign and reposition properties that maximize rental revenues and property potential.  We believe that our management team's acquisition process and operational expertise provides us with the capability to identify and properly underwrite investment opportunities.

We also believe that in the current market, we will continue to have opportunities to acquire properties from sellers not able to refinance maturing debt as well as to acquire properties arising out of foreclosure sales or owned by lenders following foreclosures.  In addition, we may find opportunities to acquire properties with deferred capital expenditures, design flaws or other perceived risks, such as tenancy issues or near-term lease expirations.

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

Our Operating Strategy

Enhancing rental and capital growth of real estate assets through active asset management

We focus on the condition of our retail properties and their relative attractiveness to tenants.  We believe that the value of our grocery-anchored real estate assets that we invest in should be positioned to withstand market downturns, and well placed to benefit from upwards valuations when cycles recover.

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

Dispositions

There were no real estate dispositions during 2010.

Our Financing Strategy

On December 1, 2010, we entered into a credit agreement with Bank of America, N.A., as administrative agent, and L/C issuer, KeyBank National Association, as the syndication agent, PNC Bank, National Association and U.S. Bank National Association, as co-documentation agents, and the other lenders party thereto with respect to our $175 million unsecured revolving credit facility (our "Credit Facility").  During the year ended December 31, 2010, we assumed five mortgage loans totalling $42.4 million in connection with three separate real estate acquisitions.  As of December 31, 2010, we had cash and cash equivalents of approximately $84.7 million and our Credit Facility had $175 million of available borrowings, which we can use to finance acquisition opportunities and other general corporate purposes.  We intend, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio.  We intend to finance future acquisitions through a combination of cash, borrowings under our Credit Facility, traditional secured mortgage financing, and equity and debt offerings.  In addition, in connection with the acquisition of certain of our properties, we assumed the existing debt on such properties.  We may assume all or a portion of the existing debt in connection with properties we acquire in the future.

Business Segments

We operate in two business segments: (1) the shopping centers segment and (2) the real estate finance segment.  Financial information concerning our business segments is presented in Note 1 to the accompanying notes to consolidated financial statements.

Regulation

The following discussion describes certain material U.S. federal laws and regulations that may affect our operations and those of our tenants.  However, the discussion does not address state laws and regulations, except as otherwise indicated.  These state laws and regulations, like the U.S. federal laws and regulations, could affect our operations and those of our tenants.

Generally, real estate properties are subject to various laws, ordinances and regulations.  Changes in any of these laws or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act, increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on the properties.  In addition, laws affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of real estate property sites or other impairments, which would adversely affect our cash flows from operating activities.

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

Employees

As of December 31, 2010, we had 14 employees, including four executive officers, two of whom are also members of our board of directors.  Our Executive Chairman is affiliated with other entities, including NRDC Real Estate Advisors, LLC and National Realty & Development Corp.  Our Executive Chairman has entered into an employment agreement with us under which he has agreed that, during the period that he remains the Executive Chairman, he will not, nor will he permit any company under his control, to acquire or make any controlling equity investment in any retail property that is at least 70% occupied and otherwise fits our investment criteria, unless he first presents the opportunity to us for purchase.  This commitment is not intended to extend to acquisitions or controlling investments in non-U.S. properties or national, regional or local retailers.

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

Risks Related to Our Business and Operations

There are risks relating to investments in real estate.

Real property investments are subject to varying degrees of risk.  Real estate values are affected by a number of factors, including:  changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand for real estate in an area), the quality and philosophy of management, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and to control variable operating costs.  Shopping centers, in particular, may be affected by changing perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the shopping center, increasing consumer purchases through online retail websites and catalogs, the ongoing consolidation in the retail sector and by the overall climate for the retail industry generally.  Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax and other laws.  A significant portion of our income is derived from rental income from real property.  Our income and cash flow would be adversely affected if a significant number of our tenants were unable to meet their obligations, or if we were unable to lease on economically favorable terms a significant amount of space in our properties.  In the event of default by a tenant, we may experience delays in enforcing, and incur substantial costs to enforce, our rights as a landlord.  In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment.

We operate in a highly competitive market and competition may limit our ability to acquire desirable assets and to attract and retain tenants.

We operate in a highly competitive market.  Our profitability depends, in large part, on our ability to acquire our target assets at favorable prices and on trends impacting the retail industry in general, national, regional and local economic conditions, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  Many of our competitors are substantially larger and have considerably greater financial, marketing and other resources than we do.  Other companies may raise significant amounts of capital, and may have investment objectives that overlap with ours.  In addition, the properties that we acquire may face competition from similar properties in the same market.  This competition may create additional competition for opportunities to acquire assets and to attract and retain tenants.

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

As a result of multiple business affiliations, our executive officers and directors may have legal obligations relating to presenting opportunities to acquire one or more properties, portfolios or real estate-related debt investments to other entities.  In addition, conflicts of interest may arise when our board of directors evaluates a particular opportunity.  Subject to the limitations described in the employment agreements applicable to Messrs. Tanz, Roche, Schoebel and Baker, our executive officers and directors may present such opportunities to the other entities to which they owe a pre-existing fiduciary duty before presenting such opportunities to us.

We have limited operating history and may not be able to successfully operate our business or generate sufficient revenue to make or sustain distributions to our stockholders.

On October 20, 2009, we commenced operations upon consummation of the transactions contemplated by the Framework Agreement with NRDC Capital Management, LLC, which, among other things, sets forth the steps to be taken by us to continue our business as a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2010 (the "Framework Transactions").  We cannot assure you that we will be able to operate our business successfully or implement our policies and strategies as described in this Annual Report on Form 10-K.  Our ability to provide attractive risk adjusted returns to our stockholders over time is dependent on our ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and we cannot assure you we will do either.  There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses and make distributions to stockholders.

Capital markets and economic conditions can materially affect our financial condition and results of operations and the value of our assets.

There are many factors that can affect the value of our assets, including the state of the capital markets and economy.  The recent economic downturn negatively affected consumer spending and retail sales, which has adversely impacted the performance and value of retail properties in most regions in the United States.  In addition, loans backed by real estate were increasingly difficult to obtain and that difficulty, together with a tightening of lending policies, resulted in a significant contraction in the amount of debt available to fund retail properties.  Although we have recently seen a gradual improvement in the credit markets, any reduction in available financing may adversely affect our ability to achieve our financial objectives.  Concern about the stability of the markets generally may limit our ability and the ability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs which may materially affect our financial condition and results of operations and the value of our securities.  Although we will factor in these conditions in acquiring our target assets, our long term success depends in part on improving economic conditions and the eventual return of a stable and dependable financing market for retail real estate.  If market conditions do not eventually improve, our financial condition and results of operations and the value of our assets will be adversely affected.

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

We expect to acquire additional properties consistent with our investment strategies.  We may not, however, succeed in consummating desired acquisitions on time or within budget.  In addition, we may face competition in pursuing acquisition opportunities that could increase our costs.  When we do pursue a project or acquisition, we may not succeed in leasing newly acquired properties at rents sufficient to cover our costs of acquisition or in operating the businesses we acquired.  Difficulties in integrating acquisitions may prove costly or time-consuming and could result in poorer than anticipated performance.  We may also abandon acquisition opportunities that we have begun pursuing and consequently fail to recover expenses already incurred.  Furthermore, acquisitions of new properties will expose us to the liabilities of those properties, without any recourse or with only limited recourse, some of which we may not be aware of at the time of acquisition, such as liabilities for clean-up of undisclosed environmental contamination, claims by persons in respect of events transpiring or conditions existing before we acquired the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

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

Our growth depends on external sources of capital, which may not be available in the future.

In order to maintain our qualification as a REIT, we are required under Internal Revenue Code of 1986, as amended (the "Code"), to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain.  After we invest our cash on hand, we expect to depend primarily on our Credit Facility and other external financing to fund the growth of our business (including debt and equity financings).  Our access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally.  As a result of current economic conditions, we may be limited in our ability to obtain additional financing or to refinance existing debt maturities on favorable terms or at all and there can be no assurances as to when financing conditions will improve.

We do not have a formal policy limiting the amount of debt we may incur and our board of directors may change our leverage policy without stockholder consent, which could result in a different risk profile.

Although we are not required to maintain any particular leverage ratio, we intend, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio.  The amount of leverage we will deploy for particular investments in our target assets will depend upon our management team's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in our investment portfolio, the potential for losses, the availability and cost of financing the assets, our opinion of the creditworthiness of our financing counterparties, the health of the U.S. economy and commercial mortgage markets, our outlook for the level, slope and volatility of interest rates, the credit quality of our target assets and the collateral underlying our target assets.  Our second amended and restated certificate of incorporation, as amended (our "certificate of incorporation"), does not limit the amount of indebtedness we can incur.  Our board of directors may change our leverage policies at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile.

Your investment return may be reduced if we are required to register as an investment company under the 1940 Act; if we are required to register under the 1940 Act, we will not be able to continue our business.

We conduct our operations so that neither we, nor our operating partnership nor any of our other subsidiaries, are required to register as investment companies under the 1940 Act.  Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities.  Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the "40% test."  Excluded from the term "investment securities," among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.  Accordingly, under Section 3(a)(1) of the 1940 Act, in relevant part, a company is not deemed to be an "investment company" if:  (i) it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or (ii) it neither is engaged nor proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire "investment securities" having a value exceeding 40% of the value of its total assets on an unconsolidated basis.  We believe that we and our operating partnership (which is initially wholly-owned by us) will not meet either of the above definitions of investment company as we invest primarily in real property.  We expect that a majority of our subsidiaries will be wholly- or majority-owned by us and will have at least 60% of their assets in real property.  As these subsidiaries would be investing either solely or primarily in real property, they themselves would be outside of the definition of "investment company" under Section 3(a)(1) of the 1940 Act.  As we are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business through its wholly- or majority-owned subsidiaries, both we and our operating partnership conduct our operations so that we and our operating partnership comply with the 40% test.  We also do not believe that we will be considered to be an investment company under Section 3(a)(1)(A) of the 1940 Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities.  Rather, we will be primarily engaged in the non-investment company businesses of our subsidiaries.  We will monitor our holdings to ensure continuing and ongoing compliance with this test.

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

To ensure that neither we, nor our operating partnership nor subsidiaries are required to register as an investment company, each entity may be unable to sell assets they would otherwise want to sell and may need to sell assets they would otherwise wish to retain.  In addition, we, our operating partnership or our other subsidiaries may be required to acquire additional assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire.  Although we, our operating partnership and our other subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to maintain an exclusion from registration as an investment company.  If we, our operating partnership or our other subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity.  In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Increasing vacancy rates for retail property assets resulting from recent disruptions in the financial markets and deteriorating economic conditions could adversely affect the value of the retail property assets we acquire.

We depend upon tenants for a majority of our revenue from real property investments.  Recent disruptions in the financial markets have resulted in a trend toward increasing vacancy rates for certain classes of commercial property, including retail properties, due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space.  Business failures and downsizings have led to reduced consumer demand for retail products and services, which in turn has led to retail business failures or downsizings and reducing demand for retail space.  Reduced demand for retail space could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property.  The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain of the retail properties we may acquire and such properties could experience higher levels of vacancy than anticipated at the time of our acquisition of such properties.  The value of our retail property investments could decrease below the amounts we paid for such properties.  Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent.  We incur expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant.  The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

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

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

Real estate investments are relatively difficult to buy and sell quickly.  In addition, the illiquidity of our investments in commercial mortgage loans and other real estate-related debt investments may make it difficult for us to sell such investments if the need or desire arises.  Many of the securities we purchase will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws.  In addition, certain real estate-related debt investments, including mortgage loans, are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower's default.  As a result, we expect many of our investments will be illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

We depend on leasing space to tenants on economically favorable terms and collecting rent from tenants, some of whom may not be able to pay.

Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms.  In addition, as a substantial majority of our income comes from renting of real property, our income, funds available to pay indebtedness and funds available for distribution to our stockholders will decrease if a significant number of our tenants cannot pay their rent or if we are not able to maintain occupancy levels on favorable terms.  If a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and may incur substantial legal costs.

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

Loss of revenues from major tenants could reduce distributions to stockholders.

We derive significant revenues from anchor tenants such as Safeway, Inc., Haggen and Rite Aid.  These tenants are our three largest tenants and accounted for 10.4%, 3.8% and 3.8%, respectively, of our annualized base rent on a pro-rata basis for the year ended December 31, 2010.  Distributions to stockholders could be adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

Our Common Area Maintenance ("CAM") contributions may not allow us to recover the majority of our operating expenses from tenants, which may reduce operating cash flow from our properties.

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

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety.  Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property.  The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination.  These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release.  The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral.  Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodelling and also govern emissions of and exposure to asbestos fibers in the air.  The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls ("PCBs") and underground storage tanks are also regulated by federal and state laws.  We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals.  We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure to contamination at or from our properties.  Identification of compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to us.

Our investments in mezzanine loans and B-notes may be subject to losses.  The B-notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may acquire mezzanine loans, which are loans made to property owners that are secured by pledges of the borrower's ownership interests, in whole or in part, in entities that directly or indirectly own the real property.  The key distinction from mortgage loans is that the most senior portion of the loan with the least credit risk is owned by the senior lender.  In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our loan, we may suffer a loss of principal or interest.  In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan.  In addition, mezzanine loans are by their nature structurally subordinated to more senior property level financings.  If a borrower defaults on our mezzanine loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the property level debt and other senior debt is paid in full.  Similar to our mezzanine loan strategy, we may acquire subordinate interests referred to as B-notes.  B-notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A-note.  As a result, if a borrower defaults, there may not be sufficient funds remaining for B-notes owners after payment to the A-note owners.  B-notes reflect similar credit risks to comparably rated commercial mortgage-backed securities.  However, since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks.  For example, the rights of holders of B-notes to control the process following a borrower default may be limited in certain investments.  We cannot predict the terms of each B-note investment.  Significant losses related to our mezzanine loans and B-notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values.  Because we have only recently acquired assets, we are not burdened by the losses experienced by certain of our competitors as a result of the recent economic downturn and declines in real estate values.  Although we will take current economic conditions into account in acquiring our target assets, our long term success depends in part on improving economic conditions and the eventual return of a stable and dependable financing market for retail real estate.  If the current challenging economic conditions persist or worsen, our financial condition and results of operations and the value of our common stock will be adversely affected.

Loss of our key personnel could harm our operations and adversely affect the value of our common stock.

We are dependent on the efforts of our key personnel of our senior management team.  While we believe that we could find replacements for these key personnel, the loss of their services could harm our operations and adversely affect the value of our common stock.

Under their employment agreements, certain members of our senior management team will have certain rights to terminate their employment and receive severance in connection with a change in control of our company.

We have entered into employment agreements with each of Messrs. Tanz, Roche and Schoebel, which provide that, upon termination of his employment (i) by the applicable officer within 12 months following the occurrence of a change in control (as defined in the employment agreement), (ii) by us without cause (as defined in the employment agreement), (iii) by the applicable officer for good reason (as defined in the employment agreement), (iv) by non-renewal of the applicable officer's employment agreement or (v) by reason of the applicable officer's death or disability (as defined in the employment agreement), such executive officers would be entitled to certain termination or severance payments made by us (which may include a lump sum payment equal to defined percentages of annual salary and prior years' average bonuses, paid in accordance with the terms and conditions of the respective agreement).  In addition, the vesting of all his outstanding unvested equity-based incentives and awards will accelerate.  These provisions make it costly to terminate their employment and could delay or prevent a transaction or a change in control of our company that might involve a premium paid for shares of our common stock or otherwise be in the best interests of our stockholders.

Joint investments could be adversely affected by our lack of sole decision-making authority or reliance on a joint venture partner's financial condition.

We own certain of our investment properties through joint ventures with third parties and may also enter into similar arrangements in the future.  Investments in joint ventures involve risks that are not otherwise present with properties which we own entirely.  In these investments, we do not have exclusive control or sole decision-making authority over the development, financing, leasing, management and other aspects of these investments.  As a result, the joint venture partner might have economic or business interests or goals that are inconsistent with our goals or interests, take action contrary to our interests or otherwise impede our objectives.  These investments involve risks and uncertainties, including the risk of the joint venture partner failing to provide capital and fulfill its obligations, which may result in certain liabilities to us for guarantees and other commitments, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.  The joint venture partner also might become insolvent or bankrupt, which may result in significant losses to us.  Further, although we may own a controlling interest in a joint venture and may have authority over major decisions such as the sale or refinancing of investment properties, we may have fiduciary duties to the joint venture partners or the joint venture itself that may cause, or require, us to take or refrain from taking actions that we would otherwise take if we owned the investment properties outright.

Uninsured losses or a loss in excess of insured limits could adversely affect our financial condition.

We carry comprehensive general liability, fire, extended coverage, loss of rent insurance, and environmental liability where applicable on our properties, with policy specifications and insured limits customarily carried for similar properties.  However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we generally do not maintain loss of rent insurance.  In addition, there are certain types of losses, such as losses resulting from wars, terrorism or acts of God that generally are not insured because they are either uninsurable or not economically insurable.  Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property.  Any loss of these types would adversely affect our financial condition.

Our revenues and cash flow could be adversely affected by poor market conditions where our properties are geographically concentrated.

Our performance depends on the economic conditions in markets in which our properties are concentrated.  During the year ended December 31, 2010, our properties in California, Washington and Oregon accounted for 60.9%, 25.7% and 13.3%, respectively, of our consolidated net operating income.  Our revenues and cash available for distribution to stock and unit holders could be adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Washington and Oregon relative to other geographic areas.

Risks Related to Financing

Our unsecured revolving credit facility contains restrictive covenants relating to our operations, which could limit our ability to respond to changing market conditions and our ability to pay distributions on our common stock.

Our unsecured revolving credit facility imposes restrictions on us that affect our distribution and operating policies and our ability to incur additional debt.  For example, we are subject to a maximum consolidated leverage ratio (defined as consolidated funded indebtedness to consolidated total asset value) of 55% (provided that, upon our request, the consolidated leverage ratio may be increased once to 60% for a maximum of two consecutive fiscal quarters), which could have the effect of reducing our ability to incur additional debt and consequently reduce our ability to pay distributions on our common stock.  The unsecured revolving credit facility also contains limitations on our ability to pay distributions.  In addition, the revolving credit facility contains customary restrictive covenants requiring us to maintain a minimum consolidated tangible net worth, a minimum consolidated fixed charge coverage ratio, a maximum consolidated unencumbered leverage ratio and a maximum consolidated unsecured indebtedness.  These or other limitations may adversely affect our flexibility and our ability to achieve our operating plans and could result in us being limited in the amount of dividends we would be permitted to pay on our common stock.

Certain of our debt instruments contain covenants that could adversely affect our financial condition and our acquisitions and development activities.

Our mortgage financing contains customary covenants and provisions that limit our ability to pre-pay such mortgages before their scheduled maturity date or to transfer the underlying property without lender consent.  In addition, because a mortgage is secured by a lien on the underlying real property, mortgage defaults subject us to the risk of losing the property through foreclosure.  In addition, our Credit Facility contains customary restrictions and requirements on our method of operations.  Any other unsecured credit facilities, unsecured debt securities and other loans that we may obtain in the future may contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants that limit our ability to incur debt based upon the level of our ratio of total debt to total assets, our ratio of secured debt to total assets, our ratio of net operating income to our interest expense, and fixed charges, and that require us to maintain a certain level of unencumbered assets to unsecured debt.  In addition, failure to comply with these covenants could cause a default under the applicable debt instrument, and we may then be required to repay such debt with capital from other sources.  Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.  Additionally, our ability to satisfy prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against certain risks than is available to us in the marketplace or on commercially reasonable terms.

Our access to financing may be limited and thus our ability to potentially enhance our returns may be adversely affected.

We intend, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of our target assets and the diversification of our portfolio.  To the extent market conditions improve and markets stabilize over time, we expect to increase our borrowing levels.  As of December 31, 2010, our outstanding mortgage indebtedness was approximately $42 million, and we may incur significant additional debt to finance future acquisition and development activities.  We have a $175 million unsecured revolving Credit Facility with Bank of America, N.A., as administrative agent and letter of credit issuer, KeyBank National Association, as syndication agent, PNC Bank, National Association and U.S. Bank National Association, as co-documentation agents, and the other lenders party thereto.  To date, we have no outstanding borrowings under our Credit Facility The amount available to be borrowed may be increased by up to an additional $75 million to $250 million under certain conditions set forth in our Credit Facility, including the consent of the lenders for the additional commitments.

Our access to private sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general market conditions;

•	the market's view of the quality of our assets;

•	the market's perception of our growth potential;

•	our eligibility to participate in and access capital from programs established by the U.S. government;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our common stock.

Although we have recently seen a gradual improvement in the credit markets, any reduction in available financing may adversely affect our ability to achieve our financial objectives.  Concern about the stability of the markets generally could adversely affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.  In addition, if regulatory capital requirements imposed on our private lenders change, they may be required to limit, or increase the cost of, financing they provide to us.  In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.

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

Changes in interest rates will affect our operating results as such changes will affect the interest we receive on our floating rate interest bearing investments and the financing cost of our debt, as well as our interest rate swaps that we utilize for hedging purposes.  There can be no guarantee that the financial condition of the counterparties with respect to our interest rate swaps will enable them to fulfill their obligations under these agreements.  Changes in interest rates may also, in the case of our real estate-related debt investments, affect borrower default rates, which may result in losses for us.

Financing arrangements that we may use to finance our assets may require us to provide additional collateral or pay down debt.

We intend, when appropriate, to use traditional forms of financing, including secured credit facilities.  In the event we utilize such financing arrangements, they would involve the risk that the market value of our assets which are secured may decline in value, in which case the lender may, in connection with a refinancing of the credit facility, require us to provide additional collateral, provide additional equity, or to repay all or a portion of the funds advanced.  We may not have the funds available to repay our debt or provide additional equity at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.  Providing additional collateral or equity would reduce our liquidity and limit our ability to leverage our assets.  If we cannot meet these requirements, the lender could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our business plan.  The providers of credit facilities may also require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position.  As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets.  There can be no assurance that we will be able to utilize such arrangements on favorable terms, or at all.

Risks Related to Our Organization and Structure

We depend on dividends and distributions from our direct and indirect subsidiaries.  The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.

Substantially all of our assets are held through our operating partnership that holds substantially all of its properties and assets through subsidiaries.  Our operating partnership's cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of our cash flow is dependent on cash distributions to us by our operating partnership.  The creditors of our direct and indirect subsidiaries are entitled to payment of that subsidiary's obligations to them, when due and payable, before distributions may be made by that subsidiary to its equity holders.  Thus, our operating partnership's ability to make distributions to us and therefore our ability to make distributions to our stockholders will depend on its subsidiaries' ability first to satisfy their obligations to creditors and then to make distributions to our operating partnership.

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

In addition, our certificate of incorporation contains restrictions limiting the ownership and transfer of shares of our common stock and other outstanding shares of capital stock.  The relevant sections of our certificate of incorporation provide that, subject to certain exceptions, ownership of shares of our common stock by any person is limited to 9.8% by value or by number of shares, whichever is more restrictive, of our outstanding shares of common stock (the common share ownership limit), and no more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding capital stock (the aggregate share ownership limit).  The common share ownership limit and the aggregate share ownership limit are collectively referred to herein as the "ownership limits."  These provisions will restrict the ability of persons to purchase shares in excess of the relevant ownership limits.  Our board of directors has established exemptions from this ownership limit which permit certain institutional investors to hold additional shares of our common stock.  Our board of directors may in the future, in its sole discretion, establish additional exemptions from this ownership limit.

Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of cash available for distribution to our stockholders.

We intend to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2010.  We have not requested and do not intend to request a ruling from the IRS that we will qualify as a REIT.  The U.S. federal income tax laws governing REITs are complex.  The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Code ("Treasury Regulations") is greater in the case of a REIT that holds assets through a partnership, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited.  To qualify as a REIT, we must meet, on an ongoing basis, various tests regarding the nature of our assets and our income, the ownership of or outstanding shares, and the amount of our distributions.  Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT.  Thus, while we believe that we have operated and intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will continue to so qualify for any particular year.

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

Under Delaware law, a transfer restriction on a security of a corporation is not binding on the holder thereof unless the holder voted in favor of the restriction.  The transfer restrictions are not effective against any stockholder that did not affirmatively approve the transfer restrictions or any transferee of such stockholder.  Accordingly, despite certain transfer restrictions in our certificate of incorporation, a transfer of shares of our stock could result in our stock being beneficially owned by less than 100 persons and loss of our REIT qualification.  We intend to monitor the beneficial owners of our stock to ensure that our stock is at all times beneficially owned by more than 100 persons, but no assurance can be given that we will be successful in this regard.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.

In order to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain.

To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we are subject to U.S. federal corporate income tax on our undistributed income.  In addition, we will incur a 4% non-deductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws.  We intend to distribute our net income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% non-deductible excise tax.

Our taxable income may exceed our net income as determined by the U.S. generally accepted accounting principles ("GAAP") because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income.  In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets.  For example, we may be required to accrue interest income on mortgage loans or other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets.  Similarly, some of the debt securities that we acquire may have been issued with original issue discount.  We will be required to report such original issue discount based on a constant yield method.  As a result of the foregoing, we may generate less cash flow than taxable income in a particular year.  To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% non-deductible excise tax on that income if we do not distribute such income to stockholders in that year.  In that event, we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable or make a taxable distribution of our shares in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal corporate income tax and the 4% non-deductible excise tax in that year.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, franchise, property and transfer taxes, including mortgage recording taxes.  In addition, we hold some of our assets through taxable REIT subsidiary ("TRS") corporations.  Any TRSs or other taxable corporations in which we own an interest will be subject to U.S. federal, state and local corporate taxes.  Payment of these taxes generally would reduce our cash flow and the amount available to distribute to our stockholders.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our shares or warrants.

The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 15% (through 2012).  Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 35% maximum U.S. federal income tax rate on ordinary income.  Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

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

In order to qualify as a REIT for our taxable year ended December 31, 2010, we were required to distribute to our stockholders prior to the end of such calendar year all of our accumulated non-REIT tax earnings and profits ("E&P") incurred by us prior to such calendar year.  We believe that the distributions we made in 2010 were in sufficient amounts to enable us to satisfy this requirement, as well as our minimum REIT distribution requirements in respect of out 2010 taxable income.  However, the IRS could successfully assert that our pre-2010 taxable income should be increased, which would increase our E&P.  Thus, we might fail to satisfy the requirement that we distribute all of our E&P by the close of our first taxable year as a REIT.  Although there are procedures available to cure a failure to distribute all of our E&P, we cannot now determine whether we will be able to take advantage of these procedures (which could result in us failing to qualify as a REIT) nor can we estimate the economic impact that any such steps would cause us to incur.

We could have potential deferred tax liabilities, which could delay or impede future sales of certain of our properties.

Under the Treasury Regulations, if, during the ten-year period beginning on the first day of the first taxable year for which we qualify as a REIT, which we believe to be January 1, 2010, we recognize gain on the disposition of any property that we held as of that date, then, to the extent of the excess of (i) the fair market value of such property as of that date over (ii) our adjusted income tax basis in such property as of that date, we will be required to pay a corporate level U.S. federal income tax on this gain at the highest regular corporate tax rate.  Depending on the timing of our investments and the amount of any appreciation of such investments prior to January 1, 2010, there can be no assurance that a disposition triggering such gain will not occur and, if applicable, these Treasury Regulations could limit, delay or impede sale of our property acquired prior to January 1, 2010.

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

Your ability to exercise your warrants may be limited by the ownership limits contained in the terms of the Warrant Agreement, dated as of October 17, 2009, as amended, between us and Continental Stock Transfer and Trust Company (the "Warrant Agreement"), and our certificate of incorporation.  On May 24, 2010, The Bank of New York Mellon was appointed as the Company's new transfer agent, registrar and dividend disbursing agent.  In particular, to assist us in qualifying as a REIT, ownership of shares of our common stock by any person is limited under the certificate of incorporation, with certain exceptions, to 9.8% by value or by number of shares, whichever is more restrictive, of our outstanding shares of common stock and no more than 9.8% by value or by number of shares, whichever is more restrictive, of our outstanding capital stock.  Moreover, the terms of the warrants limit a holder's ability to exercise warrants to ensure that such holder's Beneficial Ownership or Constructive Ownership, each as defined in our certificate of incorporation, does not exceed the restrictions contained in our certificate of incorporation limiting the ownership of shares of our common stock.  In addition, our certificate of incorporation contains various other restrictions limiting the ownership and transfer of our common stock.  As a result, you may not be able to exercise your warrants if such exercise would cause you to own shares of our common stock in excess of these ownership limits.

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

We maintain our executive office at 3 Manhattanville Road, Purchase, New York 10577.  The cost for this space is included in the $7,500 per month fee we have agreed to pay NRDC Real Estate Advisors, LLC under the Transitional Shared Facilities and Services Agreement, pursuant to which NRDC Real Estate Advisors, LLC provides us with access to, among other things, their information technology and office space.

The following table provides information regarding our properties as of December 31, 2010.

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenant
Paramount Plaza	1966/2010	2009	95,062	14	100.0%	Fresh & Easy, Rite Aid and T.J. Maxx
Santa Ana Downtown Plaza, CA	1987/2010	2010	100,305	24	97.6%	Food 4 Less and FAMSA Furniture
Meridian Valley Plaza, WA	1978/1982	2010	51,597	14	95.8%	QFC (Kroger) Grocery Store
Grand Mart Plaza, CA(1)	1980/2006	2010	125,708	19	54.7%	Grand Mart Supermarket
The Market at Lake Stevens, WA	2000	2010	74,130	9	100.0%	Haggen Food & Pharmacy
Norwood Shopping Center, CA	1993	2010	88,851	15	100.0%	Viva Supermarket, Rite Aid and Citi Trends
Pleasant Hill Marketplace, CA	1980	2010	69,786	3	100.0%	Office Depot and Basset Furniture
Vancouver Market Center, WA	1996	2010	118,385	18	94.7%	Albertsons and Portland Habitat for Humanity
Happy Valley Town Center, OR	2007	2010	132,896	32	91.9%	New Season Market
Oregon City Point, OR	2007	2010	35,305	16	85.0%	Safeway Supermarket
Cascade Summit, OR	2000	2010	95,508	28	95.6%	Safeway Supermarket
Heritage Market Center, WA	2000	2010	107,468	19	88.1%	Safeway Supermarket
Claremont Center, CA	1982/2007	2010	91,520	7	65.2%	Superking Supermarket
Shops At Sycamore Creek, CA	2008	2010	74,198	9	79.4%	Safeway Supermarket
Gateway Village, CA	2003/2005	2010	96,959	27	93.0%	Henry's Marketplace
Division Crossing, OR	1992	2010	98,321	15	98.5%	Safeway Supermarket; Rite Aid
Halsey, CA	1992	2010	99,438	16	89.6%	Safeway Supermarket

__________________
(1)	Our operating partnership is a managing member of, and has a 99.97% membership interest in, the owner of this property, ROIC Phillips Ranch, LLC.

For the year ended December 31, 2010, no single tenant comprised more than 10.4% of the total annual base rent of our properties.  The following table sets forth a summary schedule of our ten largest tenants by percent of total annual base rent as of December 31, 2010.

Tenant	Number of Stores	% of Total Annual Base Rent
Safeway	6	10.4%
Haggen	1	3.8%
Rite Aid	3	3.8%
New Seasons Market	1	2.5%
Henry's Market Place	1	2.3%
Office Depot	1	2.2%
QFC-Kroger	2	2.0%
Fresh & Easy	1	2.0%
Buy Buy Baby	1	1.9%
Viva Market	1	1.6%
	18	32.5%

The following table sets forth a summary schedule of the annual lease expirations for leases in place at December 31, 2010, assuming that no tenants exercise renewal or cancellation options.

Year of Expiration	Number of Leases Expiring	Square Footage	Minimum Base Rentals	Base Rent%
2011	41	103,004	$1,924,045	8.8%
2012	40	131,353	2,096,281	9.5%
2013	54	132,362	2,869,472	13.0%
2014	43	101,944	2,171,922	9.8%
2015	39	150,832	2,023,682	9.2%
Thereafter	68	770,228	10,913,228	49.7%
Total	285	1,389,723	$21,998,629	100.0%

Item 3.	Legal Proceedings

There is no litigation currently pending or, to our knowledge, threatened against us or any of our officers or directors in their capacity as such.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market ("NASDAQ") under the symbol "ROIC."  Prior to November 3, 2009, our common stock traded on the NYSE Amex under the symbol "NAQ."  The following table sets forth, for the period indicated, the high and low sales price for our common stock as reported by the NASDAQ and the NYSE Amex, as applicable, and the per share dividends declared:

Period	High	Low	Dividends Declared
2009
First Quarter	$9.64	$9.15	$—
Second Quarter	$9.72	$9.52	$—
Third Quarter	$11.04	$9.68	$—
Fourth Quarter	$10.76	$10.01	$—
2010
First Quarter	$10.50	$9.95	$—
Second Quarter	$10.64	$9.34	$0.06
Third Quarter	$10.18	$9.35	$0.06
Fourth Quarter	$10.17	$9.53	$0.06

On February 23, 2011, the closing price of our common stock as reported by the NASDAQ was $10.65.

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

As of December 31, 2010, 100% of the outstanding interests in our operating partnership were owned by us.

Holders

As of February 23, 2011, we had 10 registered holders.  Such information was obtained through our registrar and transfer agent.

Stockholder Return Performance

The above graph compares the cumulative total return on our common stock with that of the Standard and Poor's 500 Stock Index ("S&P 500") and the National Association of Real Estate Investment Trusts Equity Index ("FTSE NAREIT Equity REITs") from October 23, 2007 (the date that our common stock began to trade publicly) through December 31, 2010.  The stock price performance graph assumes that an investor invested $100 in each of us and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of our shares of common stock.  The Company commenced its operations as a REIT on October 20, 2009.  Prior to October 20, 2009, the Company operated as a special purpose acquisition company in pursuit of an initial business combination.

	Period Ending
Index	10/30/07	12/31/07	12/31/08	12/31/09	12/31/10
Retail Opportunity Investments Corp.	100.00	100.44	100.22	110.51	110.59
S&P 500	100.00	96.67	60.90	77.02	88.62
FTSE NAREIT Equity REITs	100.00	87.33	54.38	69.60	89.05

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

Securities Authorized For Issuance Under Equity Compensation Plans

During 2009, we adopted the 2009 Equity Incentive Plan (the "2009 Plan").  (For a description of the 2009 Plan, see Note 8 to the consolidated financial statements in this Annual Report on Form 10-K.)

The following table presents certain information about our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	235,000	$10.25	3,480,000
Equity compensation plans not approved by stockholders	—	—	—
Total	235,000	$10.25	3,480,000

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

Upon the closing of the initial public offering and private placement, $406.5 million including $14.5 million of the underwriters' discounts and commissions was held in the trust account established in connection with our initial public offering (the "Trust Account")  and invested in U.S. "government securities" within the meaning of Section 2(a)(16) of the 1940 Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the 1940 Act until the earlier of (i) the consummation of our initial "business combination" and (ii) our liquidation.  On October 20, 2009, we consummated the Framework Transactions, which constituted our initial business combination.  Stockholders representing an aggregate of 5,325 shares of common stock that we issued in our initial public offering elected to exercise conversion rights, while holders representing an aggregate of 41,394,675 shares we issued in our initial public offering did not exercise conversion rights, resulting in such shares remaining outstanding upon completion of the Framework Transactions.  As a result, we had approximately $405 million released to us (after payment of deferred underwriting fees) from the Trust Account established in connection with our initial public offering to invest in our target assets and to pay expenses arising out of the Framework Transactions.

As of December 31, 2010, we have applied approximately $5.6 million of the net proceeds of the initial public offering and the private placement toward consummating a "business combination," including the Framework Transactions and paid approximately $305.7 million to acquire our properties and mortgage notes receivable.  For more information see Item 2, "Properties" in this Annual Report on Form 10-K.

No portion of the proceeds of the initial public offering was paid to directors, officers or holders of 10% or more of any class of our equity securities or their affiliates.

Item 6.	Selected Financial Data

The following selected financial and operating information should be read in conjunction with Item 7, "Management Discussion and Analysis of Financial Conditions and Results of Operations" and our financial statements, including the notes, included elsewhere herein.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Statement of Income Data:
Total Revenues	$16,328,969	$45,736	$—
Operating expenses	21,642,506	11,385,270	1,566,294
Operating loss	(5,313,537)	(11,339,534)	(1,566,294)
Gain on bargain purchase	2,216,824	—	—
Interest income	1,108,507	1,705,421	5,563,075
Other income	1,873,398	—	—
(Loss) Income before provision for income taxes	(400,921)	(9,364,113)	3,996,781
(Benefit) Provision for income taxes	—	(268,343)	1,358,906
Net (loss) income attributable to Retail Opportunity Investments Corp.	$(400,921)	$(9,365,770)	$2,637,875
Weighted average shares outstanding Basic and diluted:	41,582,401	49,734,703	51,750,000
(Loss) earnings per share Basic and diluted:	$(0.01)	$(0.19)	$0.05
Dividends per common share:	$0.18	$—	$—
Balance Sheet Data:
Net real estate investments, net	$337,755,295	$16,544,905	$—
Investments held in trust	$—	$—	$396,804,576
Investments held in trust from underwriter	$—	$—	$14,490,000
Cash and cash equivalents	$84,736,410	$383,240,287	$4,222
Total assets	$464,192,502	$403,873,513	$412,387,958
Total liabilities	$73,668,932	$5,678,738	$15,723,332
Total equity	$390,523,570	$398,194,775	$279,074,571

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Retail Opportunity Investments Corp. is a fully integrated and self-managed REIT, primarily focused on investing in, acquiring, owning, leasing, repositioning and managing a diverse portfolio of well located necessity-based community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores.  We target properties strategically situated in densely populated, middle and upper income markets in the eastern and western regions of the United States.  In addition, we supplement our direct purchases of retail properties with first mortgages or second mortgages, mezzanine loans, bridge or other loans and debt investments related to retail properties, which are referred to collectively as "real estate-related debt investments," in each case provided that the underlying real estate meets our criteria for direct investment.  Our primary focus with respect to real estate-related debt investments is to capitalize on the opportunity to acquire control positions that will enable us to obtain the asset should a default occur.  We refer to these properties and investments as our target assets.

We believe that the current market environment presents a significant and growing opportunity to acquire, reposition and manage necessity-based community and neighborhood shopping centers to profitable returns, offering us the potential to achieve attractive risk adjusted returns for our stockholders over time primarily through dividends and secondarily through capital appreciation.  To identify attractive opportunities within our target assets, we rely on the expertise and experience of our management team.  We utilize our management team's extensive contacts in the U.S. real estate market to source investment opportunities, in particular through access to both distressed and more conventional sellers such as banks, institutions, REITs, property funds, other companies and private investors.

In implementing our investment strategy, we utilize our management team's expertise in identifying undervalued real estate and real estate-related debt investments with a focus on the retail sector.  We believe that the key factors to determining current value and future growth potential include the ability to identify the fundamental qualities of an individual asset, understand the inherent strengths and weaknesses of a market, utilize local market knowledge to identify sub-market drivers and trends, and understand how to mitigate appropriate risks prior to the acquisition of an asset.  We seek to target assets where our management team believes there is an opportunity to lease-up vacant space, renew or release expiring leases and take advantage of economies of scale achieved in the management and leasing of properties acquired and developed within our target markets, and redesign and reposition properties that maximize rental revenues and property potential.  We believe that our management team's acquisition process and operational expertise provides us with the capability to identify and properly underwrite investment opportunities.

We also believe that in the current market, we will continue to have opportunities to acquire properties from sellers not able to refinance maturing debt as well as acquire properties arising out of foreclosure sales or owned by lenders following foreclosures.  In addition, we may find opportunities to acquire properties with deferred capital expenditures, design flaws or other perceived risks, such as tenancy issues or near-term lease expirations.  Further, we may find opportunities in incomplete projects held by undercapitalized and/or defaulting developers or partially leased complexes with inexperienced management unable to achieve market occupancy.

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

As of December 31, 2010, our portfolio consisted of 17 wholly-owned retail properties totalling approximately 1.6 million square feet of gross leasable area, which were approximately 89.1% leased.  In addition, we owned a 49% ownership interest in the Crossroads Shopping Center, a 464,822 square foot shopping center situated on approximately 40 acres of land, which is currently 90% leased.  We also owned a 95% interest in a development property.  We owned a 50% interest in a B-note of an existing promissory note secured by Riverside Plaza, a 407,952 square foot shopping center, and three mortgage notes secured by three shopping centers totalling 433,017 square feet and a line of credit facility loan secured by an office building.

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

The Company computes FFO in accordance with the "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income attributable to common stockholders (determined in accordance with GAAP) excluding gains or losses from debt restructuring and sales of depreciable property, plus real estate related depreciation and amortization, and after adjustments for partnerships and unconsolidated joint ventures.

In accordance with the Financial Accounting Standards Board ("FASB") guidance relating to business combinations, which, among other things, requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, during the year ended December 31, 2010 the costs of completed acquisitions will reduce our FFO.  For the year ended December 31, 2010, the Company expensed $2.6 million relating to real estate acquisitions.

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

FFO as defined by us may not be comparable to similarly titled items reported by other REITs due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the year ended December 31, 2010.  FFO for the years ended December 31, 2009 and 2008 are not provided, since there was minimal operational income and expenditures in 2009 and no real estate assets were owned by the Company in 2008.

For the year ended December 31, 2010
Net Loss for period	$(400,921)
Plus: Real property depreciation	2,347,536
Amortization of tenant improvements and allowances	710,574
Amortization of deferred leasing costs	3,046,274
Funds from operations	$5,703,463
Net Cash Provided by (Used in):
Operating Activities	$2,305,270
Investing Activities	$(290,775,946)
Financing Activities	$(10,033,740)

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

At December 31, 2010, the Company had equity interests in 19 properties, of which 17 are consolidated in the accompanying financial statements and two are accounted for under the equity method of accounting.  The Company believes, because of the location of the properties in densely populated areas, the nature of its investment provides for relatively stable revenue flows even during difficult economic times.  The Company has a strong capital structure with manageable debt as of year ended December 31, 2010.  The Company expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy.

Results of Operations for the year ended December 31, 2010 compared to the year ended December 31, 2009

During the year ended December 31, 2010, the Company incurred a net loss of approximately $400,921 compared to a net loss of approximately $9.4 million incurred during the year ended December 31, 2009.  On October 20, 2009, as a result of the approval of the Framework Transactions, the Company commenced its business plan of acquiring and managing retail properties.  Since commencing this business plan, the Company has acquired an equity interest in 19 properties, of which all but one property was purchased during 2010.  During the year ended December 31, 2010, the Company generated operating income from properties of approximately $4.6 million from these properties.  During the year ended December 31, 2009, there was minimal operating income activity.  In addition, during the year ended December 31, 2010, the Company generated interest income of $1.1 million from several mortgage notes receivables acquired during 2010.  During the year ended December 31, 2010, the Company received $3.1 million of federal and state tax refunds relating to prior years, of which approximately $1.9 million was recorded to other income.  During the year ended December 31, 2010, the Company recognized a bargain purchase gain of $2.2 million in recording the fair value of one of its properties when evaluating the purchase price allocation.  General and administrative expenses decreased to approximately $8.4 million for the year ended December 31, 2010, from approximately $11.3 million during the same period a year ago, mostly due to costs related to the Framework Transactions of $5.6 million incurred in 2009, which decrease was partially offset by higher payroll costs incurred in 2010 upon hiring key personnel following the consummation of the Framework Transactions.  During the year ended December 31, 2010, the Company incurred acquisition transaction costs of approximately $2.6 million in connection with its pursuit and acquisition of real estate properties.  During the year ended December 31, 2010, interest income recognized was $597,000 lower than the corresponding period in 2009 due to lower cash balances in 2010 resulting from the utilization of cash to purchase properties and mortgage notes.

Results of Operations for the year ended December 31, 2009 compared to the year ended December 31, 2008

Net loss of $9.4 million and net income of $2.6 million reported for the years ended December 31, 2009 and December 31, 2008 respectively, consisted primarily of interest income of $1.7 million and $5.6 million, respectively.  Interest income decreased for the year ended December 31, 2009 due to declining interest rates beginning in late 2008.  We incurred general and administrative expenses of $11.3 million and $1.6 million, respectively.  For the year ended December 31, 2009, general and administrative expenses increased due to the active pursuit of an initial business combination and transaction costs associated with the Framework Transactions.  Included in general and administrative expenses are $5.6 million of costs related to the Framework Transactions, $1.3 million in payroll and related expenses, $1.2 million in costs related to abandoned deals incurred during the pursuit of an initial business combination, $1.2 million for general legal, advisory and accounting fees and $0.5 million in state income taxes.  Approximately $0.2 million of costs related to the acquisition of properties was incurred.  Other expenses included the issuance of restricted stock to newly appointed board members and board fees totalling $0.6 million.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 1 to our consolidated financial statements.

Revenue Recognition

The Company records base rents on a straight-line basis over the term of each lease.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in tenant and other receivables on the accompanying consolidated balance sheets.  Most leases contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area expenses.  Adjustments are also made throughout the year to tenant and other receivables and the related cost recovery income based upon our best estimate of the final amounts to be billed and collected.  In addition, the Company also provides an allowance for future credit losses in connection with the deferred straight-line rent receivable.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts.  The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management's assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things.  Management's estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in our allowance for doubtful accounts related to these items.  In addition, the Company also provides an allowance for future credit losses in connection with the deferred straight-line rent receivable.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods.  The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases.  The value of below-market rental lease renewal options is deferred until such time as the renewal option is exercised and subsequently amortized over the corresponding renewal period.  The value of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancellable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  The Company will record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value.  The Company will record a liability in situations where any part of the cash consideration is deferred.  The amounts payable in the future are discounted to their present value. The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

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

Asset Impairment

On a continuous basis, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in our plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of our rental properties is impaired at December 31, 2010.

REIT Qualification Requirements

The Company intends to elect and qualify to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 2010.  The Company believes that it has been organized and has operated in a manner that will allow it to qualify for taxation as a REIT under the Code commencing with its taxable year ended December 31, 2010.

The Company is subject to a number of operational and organizational requirements to qualify and then maintain qualification as a REIT.  If the Company does not qualify as a REIT, its income would become subject to U.S. federal, state and local income taxes at regular corporate rates that would be substantial and the Company cannot re-elect to qualify as a REIT for four taxable years following the year that it failed to qualify as a REIT.  The resulting adverse effects on the Company’s results of operations, liquidity and amounts distributable to stockholders would be material.

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations make distributions to its stockholders and meet other general business needs.  During the year ended December 31, 2010, the Company's primary sources of cash generally consist of the funds released from its Trust Account upon consummation of the Framework Transactions that occurred during year ended December 31, 2009, cash generated from its operating results and interest it receives on its cash investments.  The Company will use its current cash to purchase its target assets make distributions to its stockholders and fund its operations.  The Company expects to fund long-term liquidity requirements for property acquisitions, development, and capital improvements through a combination of unsecured and secured debt financing, assumption of existing mortgage debt on acquired properties and equity financing.

As of December 31, 2010, the Company had cash and cash equivalents of approximately $84.7 million, compared to approximately $383.2 million at December 31, 2009.  As of December 31, 2010, there were no borrowings outstanding on the Credit Facility, which provides for borrowings of up to $175 million and contains an accordion feature that allows the Company the ability to increase the facility amount up to $250 million subject to commitments and other conditions.  Pursuant to the Credit Facility, the Company is subject to various affirmative and negative covenants, including limitations on liens, investments, indebtedness, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, burdensome agreements, use of proceeds and stock repurchases.  The Company is also required to comply with the following financial covenants:

(i) minimum consolidated tangible net worth equal to the sum of $310 million plus 80% of the net proceeds of future equity sales and issuances by the Company, (ii) minimum consolidated fixed charge coverage ratio of 1.75 to 1.00, (iii) maximum consolidated leverage ratio of 55% (which amount may be increased once to 60% for a maximum of two consecutive quarters), (iv) maximum quarterly distributions as determined pursuant to the credit agreement, (v) maximum consolidated unencumbered leverage ratio of 55%, (vi) maximum consolidated secured indebtedness ratio of 35% and (vii) maximum consolidated unsecured indebtedness as of the last day of any fiscal quarter, of the Mortgageability Amount (as defined in the credit agreement).  During the year ended December 31, 2010, the Company assumed five mortgage loans in connection with three separate real estate acquisitions.  The assumptions of these loans were deemed to be cost beneficial when compared to the defeasance fees that would have been incurred to prepay the loans on behalf of the seller of each property.  As of December 31, 2010, the Company has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

While the Company generally intends to hold its target assets as long term investments, certain of its investments may be sold in order to manage the Company's interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

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

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily from the cash on hand of approximately $84.7 million.  The Company believes the cash on hand will be sufficient to fund its short-term liquidity requirements for 2011 and to meet its dividend requirements necessary to qualify and maintain its qualification as a REIT.  In 2010, net cash flow provided by operations amounted to $2.3 million, compared to net cash flow used in operations of $6.1 million in 2009 and $5.2 million in 2008.  During 2010, the Company generated operating income of approximately $4.6 million from its ownership interest in the 19 properties in its portfolio.  In 2009, the Company generated approximately $7,700 from the one property owned.  The Company did not own or have any ownership interest in any property during 2008.  In 2010, the Company commenced payment of dividends on its common stock in the amount of $7.5 million.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $2.3 million in 2010, compared to net cash flow used in operations of $6.2 million in 2009 and $5.2 million in 2008.  The changes in operating cash flows were primarily the result of:

Increase in cash flows provided by operating activities from 2009 to 2010:

During 2010, the Company generated operating income of approximately $4.6 million from its equity interest in the 19 properties in its portfolio.  The Company also earned $1.1 million of interest on mortgage notes receivables.  In addition, the Company filed amended federal and state tax returns for prior years which resulted in a refund of approximately $3.1 million which was received in 2010.  In October 2009, the Company commenced operations and acquired one property in December 2009.  As a result, net operating income was immaterial during 2009.  Prior to October 2009, the only source of revenue was interest income on investments held in the Trust Account.  In addition, in 2009 the Company incurred various costs associated with the pursuit of an initial business combination.

Increase in cash flows used in operating activities from 2008 to 2009:

The increase in costs during 2009 was associated with the pursuit of an initial business combination and transaction cost associated with the Framework Transactions.

Investing Activities

Net cash flows used in investing activities were $290.8 million in 2010, compared to net cash flow provided by investing activities of $393.6 million in 2009 and $5.0 million in 2008.  The changes in investing cash flows were primarily the result of:

Increase in cash flows used in investing activities from 2009 to 2010:

During 2010, the Company acquired 19 properties for approximately $210.7 million and six mortgage notes for approximately $66.9 million.  During 2010, one mortgage note receivable in the amount of $9.2 million was paid in full.  In addition, the Company invested approximately $16.7 million in two equity joint ventures.  As of December 31, 2010 the Company had deposited $1.5 million for two additional properties that closed subsequent to December 31, 2010.  During 2009, the Company only commenced operations in the fourth quarter after the Framework Transactions were approved in October 2009.

Increase in cash flows provided by investing activities from 2008 to 2009:

During 2009, investments of approximately $411.6 million previously held as restricted in the Trust Account were released to the Company and were available for investing activities.  This increase was partially offset by the acquisition of a property for approximately $18.0 million in cash in December 2009.

Financing Activities

Net cash flows used in financing activities amounted to $10.0 million in 2010, $4.3 million in 2009 and $48,900 in 2008.  The change in net cash used by financing activities was primarily attributable to:

Increase in cash flows used in financing activities from 2009 to 2010:

During 2010, the Company paid dividends on its common stock in the amount of $7.5 million.  In addition, during 2010, the Company incurred approximately $2.4 million in financing costs associated with obtaining the Credit Facility and assuming five mortgages notes.

Decrease in cash flows provided by financing activities from 2008 to 2009:

During 2009, fees of $4.2 million were paid to underwriters relating to the Company's initial public offering in 2007.  These fees were to be paid upon consummation of the Framework Transactions, which occurred in 2009.

Contractual Obligations

The following table presents the principal amount of the Company's long-term debt maturing each year, including amortization of principal based on debt outstanding at December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
Contractual obligations:
Long-term debt principal payments (1)	$12,102,986	$7,346,051	$438,264	$13,535,984	$202,169	$6,788,772	$40,414,226
Earn-out obligations to the sellers of properties	—	—	4,916,580	—	—	—	4,916,580
Operating lease obligations	200,000	200,000	200,000	200,000	$200,000	10,800,000	11,800,000
Total	$12,302,986	$7,546,051	$5,354,844	$13,735,984	$402,169	$17,588,772	$56,930,806
(1)	Does not include Mortgage premium of $2.0 million.

As of December 31, 2010, the Company did not have any capital lease obligations, operating lease obligations or purchase obligations.  Upon consummation of the Framework Transactions, the Company entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, pursuant to which NRDC Real Estate Advisors, LLC provides the Company with access to, among other things, their information technology and office space.  The Company pays NRDC Real Estate Advisors, LLC a monthly fee of $7,500 pursuant to the Transitional Shared Facilities and Services Agreement.

In May 2010, the Company entered into a Shared Facilities and Service Agreement, effective January 1, 2010, with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement, the Company is provided the use of office space and other resources for a monthly fee of $1,938.

Off-Balance Sheet Arrangements

The Company's investment in the Wilsonville OTS LLC development project and its investment in Crossroads Shopping Center are off-balance sheet investments in real estate property.  These investments are unconsolidated joint ventures and are accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control the operating and financial decisions of these investments.  The Company's off-balance sheet arrangements are more fully discussed in Note 2, "Real Estate Investments," in the accompanying consolidated financial statements.

Real Estate Taxes

The Company's leases generally require the tenants to be responsible for a pro rata portion of the real estate taxes.

Inflation

The Company's long-term leases contain provisions to mitigate the adverse impact of inflation on its operating results.  Such provisions include clauses entitling the Company to receive (a) scheduled base rent increases and (b) percentage rents based upon tenants' gross sales which generally increase as prices rise.  In addition, many of the Company's non-anchor leases are for terms of less than ten years, which permits the Company to seek increases in rents upon renewal at then-current market rates if rents provided in the expiring leases are below then-existing market rates.  Most of the Company's leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

Leverage Policies

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its target assets and the diversification of its portfolio.  As of December 31, 2010, there were no borrowings outstanding on the Credit Facility, which provides for borrowings of up to $175 million and contains an accordion feature that allows the Company the ability to increase the facility amount up to $250 million subject to commitments and other conditions.  The Company intends to continue to use traditional forms of financing, including mortgage financing and credit facilities.  In connection with the acquisition of properties, the Company may assume all or a portion of the existing debt on such properties.  In addition, the Company may acquire retail property indirectly through joint ventures with institutional investors as a means of increasing the funds available for the acquisition of properties.

The Company may borrow on a non-recourse basis or at the corporate level or operating partnership level.  Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is secured only by specific assets without recourse to other assets of the borrower or any of its subsidiaries.  Even with non-recourse indebtedness, however, a borrower or its subsidiaries will likely be required to guarantee against certain breaches of representations and warranties such as those relating to the absence of fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentations.  Because non-recourse financing generally restricts the lender's claim on the assets of the borrower, the lender generally may only proceed against the asset securing the debt.  This protects the Company's other assets.

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

Dividends

The Company intends to make regular quarterly distributions to holders of its common stock.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  The Company intends to pay regular quarterly dividends to its stockholders in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  If the Company's cash available for distribution is less than its net taxable income, the Company could be required to sell assets or borrow funds to make cash distributions or the Company may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Recently Issued Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2010, the Company had no variable rate debt outstanding.  As of December 31, 2010, the Company used fixed-rate debt and two forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 11 of the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into two forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company's interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of December 31, 2010, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	December 31, 2010 Value	Increase 50 basis points	Increase 100 basis points
$25M	$(2,850,580)	$(1,627,996)	$(485,066)	$586,697	$1,603,556
$50M	$(3,694,140)	$(1,870,686)	$(194,002)	$1,376,511	$2,883,507

See Note 9 of the accompanying consolidated financial statements for a discussion on how the Company values derivative financial instruments.  The Company calculates the value of its interest rate swaps based upon the present value of the future cash flows expected to be paid and received on each leg of the swap.  The cash flows on the fixed leg of the swap are agreed to at inception and the cash flows on the floating leg of a swap change over time as interest rates change.  To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve which is constructed using LIBOR fixings, Eurodollar futures, and swap rates, which are observable in the market.  Both the fixed and floating legs' cash flows are discounted at market discount factors.  For purposes of adjusting its derivative valuations, the Company incorporates the nonperformance risk for both itself and its counterparties to these contracts based upon management's estimates of credit spreads, credit default swap spreads (if available) or Moody's KMV ratings in order to derive a curve that considers the term structure of credit.

As a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010, the Company's future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  The Company will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make real estate-related debt investments.  The Company's interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, the Company expects to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  In addition, the Company uses derivative financial instruments to manage interest rate risk.  The Company will not use derivatives for trading or speculative purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors.  Currently, the Company uses two interest rate swaps to manage its interest rate risk.  See Note 11 of the accompanying consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

The information required by Item 8 of Part II is incorporated by reference to Item 15 of Part IV commencing on page F-1 to this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 29, 2010, the Company dismissed McGladrey & Pullen, LLP ("McGladrey & Pullen") as its independent registered public accounting firm.  The decision to change accounting firms was recommended by the audit committee of the Company’s board of directors and approved by its board of directors.

During each of the fiscal years ended December 31, 2008 and December 31, 2009 and the subsequent period from January 1, 2010 through the Company’s notice to McGladrey & Pullen of its dismissal on March 29, 2010: (i) there were no disagreements between the Company and McGladrey & Pullen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of McGladrey & Pullen, would have caused McGladrey & Pullen to make reference to the matter in their report; and (ii) there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

McGladrey & Pullen’s reports on the Company’s financial statements for 2008 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of the December 31, 2008 financial statements included an explanatory paragraph about the Company's ability to continue as a going concern due to the Company's mandatory liquidation by October 23, 2009 if a business combination had not been consummated.

The Company provided McGladrey & Pullen with a copy of the above disclosures and requested that McGladrey & Pullen furnish the Company with a letter addressed to the SEC stating whether it agrees with such statements made by the Company.  A copy of that letter, dated March 30, 2010, was filed as Exhibit 16.1 to its current report on Form 8-K filed with the SEC on April 1, 2010.

On March 31, 2010, the Company engaged Ernst & Young LLP ("Ernst & Young") to serve as its independent registered public accountants.  The decision to engage Ernst & Young was recommended by the audit committee of the Company’s board of directors and approved by its board of directors.  During the Company’s two most recent fiscal years and the subsequent interim period through March 31, 2010, neither the Company nor anyone on the Company’s behalf consulted with Ernst & Young with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided that Ernst & Young concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in its report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during its most recent quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2011 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2010.

Item 11.	Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2011 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2011 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2011 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2010.

Item 14.	Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2011 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

Reference is made to the "Index to Consolidated Financial Statements and Financial Statement Schedules" on page F-1 of this Annual Report on Form 10-K and the consolidated financial statements included herein, beginning on page F-2.

(a)(3) Exhibits

3.1	Second Amended & Restated Certificate of Incorporation(1)
3.2	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(2)
3.3	Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(2)
3.4	Fourth Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation(2)
3.5	Amended and Restated Bylaws(2)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Form of Warrant Agreement, between Continental Stock Transfer & Trust Company and NRDC Acquisition Corp.(3)
4.5	Supplement and Amendment to Warrant Agreement, by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated October 20, 2009(2)
10.1	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and NRDC Capital Management, LLC(3)
10.2	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and William L. Mack(4)
10.3	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Robert C. Baker(4)
10.4	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Richard A. Baker(4)
10.5	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Lee S. Neibart(3)
10.6	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Michael J. Indiveri(3)
10.7	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Edward H. Meyer(3)
10.8	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Laura Pomerantz(3)
10.9	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Vincent Tese(3)

10.10	Letter Agreement among NRDC Acquisition Corp., Banc of America Securities LLC and Ronald W. Tysoe(3)
10.11	Promissory Note issued by NRDC Acquisition Corp. to NRDC Capital Management, LLC(5)
10.12	Form of Registration Rights Agreement, between NRDC Acquisition Corp. and NRDC Capital Management, LLC(3)
10.13	Private Placement Warrant Purchase Agreement, between NRDC Acquisition Corp. and NRDC Capital Management, LLC(4)
10.14	Letter Agreement between NRDC Acquisition Corp. and Apollo Real Estate Advisors(4)
10.15	Framework Agreement, by and between NRDC Acquisition Corp. and NRDC Capital Management, LLC(6)
10.16	Letter Agreement between NRDC Acquisition Corp. and Banc of America Securities LLC(7)
10.17	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and NRDC Capital Management, LLC(8)
10.18	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and William L. Mack(8)
10.19	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Robert C. Baker(8)
10.20	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Richard A. Baker(8)
10.21	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Lee S. Neibart(8)
10.22	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Michael J. Indiveri(8)
10.23	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Edward H. Meyer(8)
10.24	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Laura Pomerantz(8)
10.25	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Vincent Tese(8)
10.26	Letter Agreement, dated August 10, 2009, among NRDC Acquisition Corp., Banc of America Securities LLC and Ronald W. Tysoe(8)
10.27	Letter Agreement between NRDC Acquisition Corp. and Ladenburg Thalmann & Co. Inc. (9)
10.28	Letter Agreement between NRDC Acquisition Corp. and Maxim Group LLC(10)
10.29	Letter Agreement between NRDC Acquisition Corp. and Gunnallen Financial, Inc. (11)
10.30	Amendment to Framework Agreement, by and between NRDC Acquisition Corp. and NRDC Capital Management, LLC(11)
10.31	Amendment to Placement Warrant Purchase Agreement, by and between NRDC Acquisition Corp. and NRDC Capital Management, LLC, dated as of October 20, 2009(2)

10.32	Transitional Shared Facilities and Services Agreement, by and between NRDC Acquisition Corp. and NRDC Real Estate Advisors, LLC, dated as of October 20, 2009(2)
10.33	Employment Agreement, by and between NRDC Acquisition Corp. and Stuart Tanz, dated as of October 20, 2009(2)
10.34	Employment Agreement, by and between NRDC Acquisition Corp. and John Roche, dated as of October 20, 2009(2)
10.35	Employment Agreement, by and between NRDC Acquisition Corp. and Richard A. Baker, dated as of October 20, 2009(2)
10.36	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and Stuart Tanz, dated as of October 20, 2009(2)
10.37	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and John Roche, dated as of October 20, 2009(2)
10.38	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of October 20, 2009(2)
10.39	Option Award Agreement, by and between Retail Opportunity Investments Corp. and Stuart Tanz, dated as of October 20, 2009(2)
10.40	Option Award Agreement, by and between Retail Opportunity Investments Corp. and John Roche, dated as of October 20, 2009(2)
10.41	Option Award Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of October 20, 2009(2)
10.42	Corporate Opportunity Agreement, by and between NRDC Acquisition Corp. and Robert C. Baker, dated as of October 20, 2009(2)
10.43	Corporate Opportunity Agreement, by and between NRDC Acquisition Corp. and William L. Mack, dated as of October 20, 2009(2)
10.44	Termination of Co-Investment Agreement, by and between NRDC Acquisition Corp. and NRDC Capital Management, LLC, dated as of October 20, 2009(2)
10.45	2009 Equity Incentive Plan(2)
10.46	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan(2)
10.47	Form of Option Award Agreement under 2009 Equity Incentive Plan(2)
10.48	Agreement of Purchase and Sale and Joint Escrow Instructions, by and between Retail Opportunity Investments Corp. and PPSC, LLC and 15717 Downey Ave LLC, dated as of November 25, 2009(12)
10.49	Purchase and Sale Agreement and Receipt for Earnest Money, between PBS Associates, LLC and Retail Opportunity Investments Corp., dated December 15, 2009(12)
10.50	Purchase and Sale Agreement and Receipt for Earnest Money, between Meridian Valley Properties, LLC and Retail Opportunity Investments Corp., dated December 24, 2009(12)
10.51	Agreement of Purchase and Sale and Escrow Instructions, by and between Regency Centers, L.P. and Retail Opportunity Investments Corp., dated as of December 30, 2009(12)
10.52	Employment Agreement, by and between Retail Opportunity Investment Corp. and Richard K. Schoebel, dated as of December 9, 2009(12)

10.53	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and Richard K. Schoebel, dated as of December 9, 2009(12)
10.54	Option Award Agreement, by and between Retail Opportunity Investments Corp. and Richard K. Schoebel, dated as of December 9, 2009(12)
10.55	Common Stock Award, by Retail Opportunity Investments Corp. to Melvin S. Adess, dated as of December 11, 2009 and effective as of October 20, 2009(12)
10.56	Common Stock Award, by Retail Opportunity Investments Corp. to Charles J. Persico, dated as of December 11, 2009 and effective as of October 20, 2009(12)
10.57	Purchase and Sale Agreement, dated February 2, 2010, among ROIC Phillips Ranch, LLC, CMP Phillips Associates, LLC, MCC Realty III, LLC and First American Title Insurance Company (13)
10.58	Purchase and Sale Agreement, dated February 14, 2010, by and between Corniche Development, Inc. and Retail Opportunity Investments Corp.(14)
10.59	Purchase and Sale Agreement, dated as of March 21, 2010, by and between Norwood Properties, LLC and Retail Opportunity Investments Corp.(14)
10.60	Purchase and Sale Agreement, dated as of March 21, 2010, by and between Watt Elkhorn Associates, L.P. and Retail Opportunity Investments Corp.(14)
10.61
Agreement for Sale and Purchase of Property, dated March 25, 2010, between SPI P Hill Associates, L.P., by and through Todd Robinette in his capacity as court appointed receiver in case number CIV MSC 09-01627, in the Superior Court of California, County of Contra Costa, and Retail Opportunity Investments Corp.(14)

10.62	Purchase and Sale Agreement, dated May 11, 2010, by and between J-T Properties Ltd. and Retail Opportunity Investments Corp. (15)
10.63	Purchase and Sale Agreement, dated June 15, 2010, by and between 162nd & Fourth Plain, LLC and Retail Opportunity Investments Corp.(15)
10.64	Purchase and Sale Agreement, dated June 15, 2010, by and between Gramor Acme LLC and Retail Opportunity Investments Corp.(15)
10.65	Purchase and Sale Agreement, dated June 15, 2010, by and between Cascade Summit Retail LLC and Retail Opportunity Investments Corp.(15)
10.66	Purchase and Sale Agreement, dated June 15, 2010, by and between OC Point, LLC and Retail Opportunity Investments Corp.(15)
10.67	Operating Agreement of Wilsonville OTS LLC, dated as of July 14, 2010, between Gramor Wilsonville OTS LLC and ROIC Oregon, LLC(16)
10.68	Purchase and Sale Agreement, dated as of July 21, 2010, by and between O'Hearn/Hillcrest Properties, LLC and Retail Opportunity Investments Corp.(16)
10.69
Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of September 16, 2010, by and among Grand Gateway I, LLC, Grand Gateway II, LLC, Grand Gateway III, LLC, and Retail Opportunity Investments Corp.(16)

10.70	Conveyance in Lieu of Foreclosure Agreement, dated as of September 20, 2010, by and between DKVCMT, LLC, DLVCMT, LLC, Donald P. Knapp, Dale K. Lenington and ROIC Claremont Center, LLC(16)

10.71	Purchase and Sale Agreement, dated as of September 27, 2010, between Retail Opportunity Investments Corp. and Shops at Sycamore Creek, LLC(17)
10.72	Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions, by and between Retail Opportunity Investments Corp. and Pinole Vista LLC, dated as of October 13, 2010
10.73	Purchase and Sale Agreement, dated November 18, 2010, by and between Mission Center, LLC and Retail Opportunity Investments Corp.
10.74	Purchase and Sale Agreement, dated as of November 29, 2010, by and between PDC Community Centers L.L.C. and Retail Opportunity Investments Corp.
10.75
Agreement for the Sale and Purchase of Partnership Interests, by and among TCA Holdings, LLC, Sher GP, Inc., Mel Ronick IRA, Merrill Lynch IRA FBO Eugene Clahan, and Jacqueline Kudler, Trustee of the Joel J. Kudler Marital Trust u/a dated 11/11/88, Doris Blum, The Blum Family Trust, The Joseph Blum Irrevocable Trust, The Blum 1986 Grandchildren's Trust I, The Ari Blum Trust, The Morgan Blum Trust, Thomas Bomar Trust B under the Harris Trust u/a dated 7/22/88, Rawson, Blum & Company, The Rawson Living Trust, Argus Group, Ltd., Eugene E. and Kathleen B. Clahan Revocable Trust u/a dated 11/11/88, Merritt and Pamela Sher Living Trust, Ronald Sher, Sylvia Sher, Sydney Sher Marital Trust, Terranomics Investment Partnership, Terranomics, and Terranomics Crossroads Associates, and Retail Opportunity Investments Partnership, LP, dated as of November 30, 2010

10.76
Credit Agreement, dated as of December 1, 2010, among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, Bank of America, N.A., as Administrative Agent and L/C Issuer, KeyBank National Association, as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto(18)

14.1	Code of Business Conduct and Ethics(19)
16.1	Letter from McGladrey & Pullen, LLP(20)
21.1	List of Subsidiaries of Retail Opportunity Investments Corp.
23.1	Consent of Ernst &Young LLP
23.2	Consent of McGladrey & Pullen, LLP
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certifications pursuant to Section 1350

________________________
(1)	Incorporated by reference to our registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(2)	Incorporated by reference to our current report on Form 8-K filed on October 26, 2009.
(3)	Incorporated by reference to our registration statement on Form S-1/A filed on September 27, 2007 (File No. 333-144871).
(4)	Incorporated by reference to our registration statement on Form S-1/A filed on October 10, 2007 (File No. 333-144871).
(5)	Incorporated by reference to our registration statement on Form S-1 filed on July 26, 2007 (File No. 333-144871).
(6)	Incorporated by reference to our current report on Form 8-K filed on August 10, 2009.
(7)	Incorporated by reference to our current report on Form 8-K filed on August 12, 2009.
(8)	Incorporated by reference to our current report on Form 8-K filed on August 14, 2009.
(9)	Incorporated by reference to our current report on Form 8-K filed on August 21, 2009.
(10)	Incorporated by reference to our current report on Form 8-K filed on August 31, 2009.

(11)	Incorporated by reference to our current report on Form 8-K filed on September 16, 2009.
(12)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 12, 2010.
(13)	Incorporated by reference to our current report on Form 8-K filed on February 9, 2010.
(14)	Incorporated by reference to our quarterly report on Form 10-Q for the quarterly period ended March 31, 2010, filed on May 6, 2010.
(15)	Incorporated by reference to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2010, filed on August 5, 2010.
(16)	Incorporated by reference to our quarterly report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 4, 2010.
(17)	Incorporated by reference to our current report on Form 8-K filed on October 1, 2010.
(18)	Incorporated by reference to our current report on Form 8-K filed on December 6, 2010.
(19)	Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 12, 2010.
(20)	Incorporated by reference to our current report on Form 8-K filed on April 1, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP.

Registrant

Date: February 25, 2011	/s/ Stuart A. Tanz
Stuart A. Tanz President and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2011	/s/ John B. Roche
John B. Roche Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25, 2011	/s/ Richard A. Baker
Richard A. Baker Executive Chairman of the Board

Date: February 25, 2011	/s/ Stuart A. Tanz
Stuart A. Tanz President, Chief Executive Officer and Director

Date: February 25, 2011	/s/ Melvin S. Adess
Melvin S. Adess Director

Date: February 25, 2011	/s/ Mark Burton
Mark Burton Director

Date: February 25, 2011	/s/ Michael J. Indiveri
Michael J. Indiveri Director

Date: February 25, 2011	/s/ Edward H. Meyer
Edward H. Meyer Director

Date: February 25, 2011	/s/ Lee S. Neibart
Lee S. Neibart Director

Date: February 25, 2011	/s/ Charles J. Persico
Charles J. Persico Director

Date: February 25, 2011	/s/ Laura H. Pomerantz
Laura H. Pomerantz Director

Retail Opportunity Investments Corp.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Retail Opportunity Investments Corp.

We have audited Retail Opportunity Investments Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures - Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Retail Opportunity Investments Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Retail Opportunity Investments Corp. as of December 31, 2010, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Retail Opportunity Investments Corp.

We have audited the accompanying consolidated balance sheet of Retail Opportunity Investments Corp. (the “Company”) as of December 31, 2010, and the related consolidated statement of operations, equity, and cash flows for the year ended December 31, 2010.  Our audit also included the financial statement schedules listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Opportunity Investments Corp. at December 31, 2010, and the consolidated results of their operations and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Retail Opportunity Investments Corps.’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Retail Opportunity Investments Corp.

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. and Subsidiaries as of December 31, 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Opportunity Investments Corp. and Subsidiaries as of December 31, 2009 the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

McGLADREY & PULLEN, LLP

New York, New York

March 11, 2010

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Real Estate Investments:
Land	$85,473,305	$6,346,871
Building and improvements	187,259,539	10,218,422
	272,732,844	16,565,293
Less: accumulated depreciation	3,078,160	20,388
	269,654,684	16,544,905
Mortgage notes receivable	57,778,044	—
Investment in and advances to unconsolidated joint ventures	16,779,355	—
Real Estate Investments, net	344,212,083	16,544,905
Cash and cash equivalents	84,736,410	383,240,827
Restricted cash	2,838,261	—
Tenant and other receivables	2,055,881	—
Deposits	1,500,000	—
Acquired lease intangible asset, net of accumulated amortization	17,672,608	1,820,151
Income taxes receivable	—	1,236,375
Prepaid expenses	798,655	147,634
Deferred charges, net of accumulated amortization	9,576,904	870,769
Other	801,700	12,852
Total assets	$464,192,502	$403,873,513

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$42,417,100	$—
Acquired lease intangibles liability, net of accumulated amortization	20,996,167	1,121,187
Accounts payable and accrued expenses	4,889,350	4,434,586
Due to related party	—	5,556
Tenants' security deposits	859,537	22,946
Other liabilities	4,506,778	94,463
Total liabilities	73,668,932	5,678,738
Commitments and Contingencies	—	—
Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 41,638,100 and 41,569,675 shares issued and outstanding at December 31, 2010 and 2009	4,164	4,156
Additional paid-in-capital	403,915,775	403,184,312
Accumulated deficit	(12,880,840)	(4,993,693)
Accumulated other comprehensive loss	(517,918)	—
Total Retail Opportunity Investments Corp. stockholders' equity	390,521,181	398,194,775
Noncontrolling interests	2,389	—
Total equity	390,523,570	398,194,775
Total liabilities and equity	$464,192,502	$403,873,513

The accompanying notes to consolidated financial statements
are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009	2008
Revenues
Base rents	$12,381,427	$45,736	$—
Recoveries from tenants	2,878,582	—	—
Mortgage interest	1,068,960	—	—
Total revenues	16,328,969	45,736	—
Operating expenses
Property operating	2,847,702	9,149	—
Property taxes	1,697,200	—	—
Depreciation and amortization	6,080,571	28,864	—
General & Administrative Expenses	8,381,358	11,145,476	1,566,294
Acquisition transaction costs	2,635,675	201,781	—
Total operating expenses	21,642,506	11,385,270	1,566,294
Operating loss	(5,313,537)	(11,339,534)	(1,566,294)
Non-operating income (expenses)
Interest expense and other finance expenses	(324,126)	—	—
Gain on bargain purchase	2,216,824	—	—
Equity in earnings from unconsolidated joint ventures	38,013	—	—
Interest Income	1,108,507	1,705,421	5,563,075
Other income	1,873,398	—	—
(Loss) income before provision for income taxes	(400,921)	(9,634,113)	3,996,781
Benefit (Provision) for Income Taxes	—	268,343	(1,358,906)
Net income (loss) attributable to Retail Opportunity Investments Corp.	$(400,921)	$(9,365,770)	$2,637,875
Weighted average shares outstanding Basic and diluted:	41,582,401	49,734,703	51,750,000
Basic income (loss) per share	$(0.01)	$(0.19)	$0.05
Diluted income (loss) per share	$(0.01)	$(0.19)	$0.05
Dividends per common share	$0.18	$—	$—

The accompanying notes to consolidated financial statements
are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interests	Equity
Balance at December 31, 2007	51,750,000	$5,175	$274,677,214	$1,734,202	—	—	$276,416,591
Adjustment to expenses incurred in initial public offering	—	—	20,105	—	—	—	20,105
Net income	—	—	—	2,637,875			2,637,875
Balance at December 31, 2008	51,750,000	5,175	274,697,319	4,372,077	—	—	$279,074,571
Reduction of deferred underwriting fee	—	—	10,267,778	—	—	—	10,267,778
Shares of 5,325 exercised during conversion	(5,325)	(1)	(52,172)	—	—	—	(52,173)
Shares of 12,414,674 unexercised previously subject to possible conversion	—	—	117,590,055	—	—	—	117,590,055
Cancellation of shares issued to Founders on July 13, 2007	(10,225,000)	(1,023)	1,023	—	—	—	—
Issuance of common shares to directors	50,000	5	512,495	—	—	—	512,495
Compensation expense related to restricted stock grants	—	—	138,400	—	—	—	138,400
Compensation expense related to options granted	—	—	29,414	—	—	—	29,414
Net loss	—	—	—	(9,365,770)			(9,365,770)
Balance at December 31, 2009	41,569,675	4,156	403,184,312	(4,993,693)	—	—	398,194,775
Shares issued under the 2009 Plan	73,667	9	—	—	—	—	9
Repurchase of common stock	(5,242)	(1)	(50,904)	—	—	—	(50,905)
Compensation expense related to options granted	—	—	160,453	—	—	—	160,453
Compensation expense related to restricted stock grants	—	—	769,675	—	—	—	769,675
Registration expenditures	—	—	(147,761)	—	—	—	(147,761)
Cash dividends ($.18 per share)	—	—	—	(7,486,226)	—	—	(7,486,226)
Contributions	—	—	—	—	—	2,389	2,389
Comprehensive loss
Net Loss Attributable to Retail Opportunity Investments Corp.	—	—	—	(400,921)	—	—	(400,921)
Unrealized loss on swap derivative	—	—	—	—	(517,918)	—	(517,918)
Total other comprehensive loss							(918,839)
Balance at December 31, 2010	41,638,100	$4,164	$403,915,775	$(12,880,840)	$(517,918)	$2,389	$390,523,570

The accompanying notes to consolidated financial statements
are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) Income	$(400,921)	$(9,365,770)	$2,637,875
Adjustments to reconcile (loss) income to cash provided by(used in) operating activities:
Depreciation and amortization	6,080,571	28,864	—
Amortization of deferred financing costs	(220,293)	—	—
Gain on bargain purchase	(2,216,824)	—	—
Straight-line rent adjustment	(1,147,139)	—	—
Amortization of above- and below-market rent	(922,941)	(2,827)	—
Amortization relating to stock based compensation	930,128	680,314	—
Provisions for tenant credit losses	542,312	—	—
Equity earned in earnings from unconsolidated joint ventures	(38,013)	—	—
Net income earned in acquisition	—	(29,641)	—
Change in operating assets and liabilities
Mortgage escrows	(267,443)	—	—
Tenant and other receivables	(1,451,054)	—	—
Prepaid expenses	(651,021)	(100,380)	80,876
Interest on investments held in trust	—	(352,407)	(6,522,954)
Income taxes receivable	1,236,375	(870,222)	(366,153)
Deferred tax asset	—	675,753	(542,684)
Due to related party	(5,556)	5,556	—
Deferred interest payable	—	(960,648)	960,648
Accounts payable and accrued expenses	(135,389)	4,161,902	(123,587)
Other asset and liabilities, net	972,478	(3,777)	—
Net cash provided by (used) in operating activities	2,305,270	(6,133,283)	(5,187,568)

CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal of funds from investments placed in trust	—	411,646,984	5,042,115
Investments in real estate	(210,720,303)	(18,002,923)	—
Investments in mortgage notes	(66,948,044)	—	—
Proceeds from the repayment of mortgage notes	9,170,000	—	—
Investments in unconsolidated joint ventures	(16,741,343)	—	—
Improvements to properties and deferred charges	(1,465,438)	—	—
Deposits on real estate acquisitions	(1,500,000)	—	—
Construction escrows and other	(2,570,818)	—	—
Net cash (used in) provided by investing activities	(290,775,946)	393,644,061	5,042,115

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for shares redeemed during conversion	—	(52,173)	—
Payments of offering costs	—	(4,222,000)	(48,895)
Increase in deferred financing and other costs	(2,367,615)	—	—
Principal repayments on mortgages	(131,393)	—	—
Noncontrolling interests:
Contributions from consolidated joint venture minority interests, net	2,389	—	—
Dividends paid to common stockholders	(7,486,226)	—	—
Common shares issued under the 2009 Plan	9	—	—
Repurchase shares of common stock	(50,905)	—	—
Net cash used in financing activities	(10,033,741)	(4,274,173)	(48,895)
Net (decrease) increase in cash and cash equivalents	(298,504,417)	383,236,605	(194,348)
Cash and cash equivalents at beginning of period	383,240,827	4,222	198,570
Cash and cash equivalents at end of period	$84,736,410	$383,240,827	$4,222

The accompanying notes to consolidated financial statements
are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Business

Retail Opportunity Investments Corp. (the "Company"), formerly known as NRDC Acquisition Corp., was incorporated in Delaware on July 10, 2007 for the purpose of acquiring through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more assets or control of one or more operating businesses (the "Business Combination").  On August 7, 2009, the Company entered into the Framework Agreement (the "Framework Agreement") with NRDC Capital Management, LLC (the "Sponsor") which, among other things, sets forth the steps to be taken by the Company to continue the business as a corporation that will elect to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010.  On October 20, 2009, the Company's stockholders and warrantholders approved each of the proposals presented at the special meetings of stockholders and warrantholders, respectively, in connection with the transactions contemplated by the Framework Agreement (the "Framework Transactions"), including to provide that the consummation of substantially all of the Framework Transactions also constitutes a Business Combination under the Company's second amended and restated certificate of incorporation, as amended (the "certificate of incorporation").  Following the consummation of the Framework Transactions, the Company has been primarily focused on investing in, acquiring, owning, leasing, repositioning and managing a diverse portfolio of well located community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores.

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States ("GAAP").  The consolidated financial statements include the accounts and those of its subsidiaries, which are wholly-owned or controlled by the Company.  Entities which the Company does not control through its voting interest and entities which are variable interest entities ("VIEs"), but where it is not the primary beneficiary, are accounted for under the equity method.  All significant intercompany balances and transactions have been eliminated.

In June 2009, the Financial Accounting Standards Board ("FASB") amended the guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE.  Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  Adoption of this guidance on January 1, 2010 did not have a material impact on the Company's consolidated financial statements.

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

The Company assesses the accounting treatment for each joint venture.  This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIEs, the Company reviews such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance.  In situations where the Company or its partner approves, among other things, the annual budget, receives a detailed monthly reporting package from the Company, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture's tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, the Company does not consolidate the joint venture as it considers these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture.  The Company's joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.  As of December 31, 2010 the Company did not have any VIEs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables and the valuation of options and warrants.  Actual results could differ from these estimates.

Federal Income Taxes

Commencing with the Company's taxable year ended December 31, 2010, the Company intends to elect to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the "Code").  Under those sections, a REIT that, among other things, distributes at least 90% of REIT taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.

Although it may qualify as a REIT for U.S. federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary ("TRS") is fully subject to U.S. federal, state and local income taxes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of December 31, 2010, the tax years 2007 through and including 2009 remain open to examination by the Internal Revenue Service ("IRS") and state taxing authorities.  Subsequent to the year ended December 31, 2009, the IRS requested an examination of the Company’s 2009 federal tax return.  The examination is ongoing as of the date of this report.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the years ended December 31, 2010 and 2009, the capitalized costs related to the improvements or replacement of real estate properties were $1.5 million and $0, respectively.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases).  Acquired lease intangible assets include above market leases and acquired in-place leases in the accompanying consolidated balance sheet.  The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management's determination of the relative fair values of these assets.  In valuing an acquired property's intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand.  Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.  Leasing commissions, legal and other related costs ("lease origination costs") are classified as deferred charges in the accompanying consolidated balance sheet.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods.  The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases.  The value of below-market rental lease renewal options is deferred until such time as the renewal option is exercised and subsequently amortized over the corresponding renewal period.  The value of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancellable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value.  The Company will record a liability in situations where any part of the cash consideration is deferred. The amounts payable in the future are discounted to their present value.  The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the years ended December 31, 2010 and 2009 of $2.6 million and $201,781, respectively.  No acquisition transaction costs were incurred during the year ended December 31, 2008.

Regarding the Company's 2010 property acquisitions (see Note 2), the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of its real estate investments is impaired at December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in banks and money market depository accounts with U.S. financial institutions with original maturities of less than ninety days.  These balances in the United States may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits.

Restricted Cash

The terms of several of the Company's mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders.  Such "restricted cash" is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.  Restricted cash also includes $2.0 million held by a bank in an interest bearing account to secure a contingent letter of credit obligation.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts was $542,300 at December 31, 2010.  The provision for doubtful accounts was $0 for the year ended December 31, 2009.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $861,000 and $2,147 as of December 31, 2010 and 2009, respectively.

The unamortized balances of deferred charges will be charged to future operations as follows:

	Lease origination costs	Financing costs	Total
2011	$1,142,918	$1,232,086	$2,375,004
2012	1,016,612	1,104,255	2,120,867
2013	853,128	51,349	904,477
2014	690,825	43,896	734,721
2015	598,055	13,765	611,820
Thereafter	2,810,751	19,264	2,830,015
	$7,112,289	$2,464,615	$9,576,904

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As of December 31, 2010 and 2009 the effect of the 41,400,000 warrants to purchase the Company's common stock  (the "Public Warrants") issued in connection with the Company's initial public offering (the "Public Offering"), the 8,000,000 warrants (the "Private Placement Warrants") purchased by the Sponsor simultaneously with the consummation of the Public Offering, and the restricted stock and options granted in 2009 were not included in the calculation of diluted EPS since the effect would be anti-dilutive.  In 2008 the effect of the 41,400,000 Public Warrants and the 8,000,000 Private Placement Warrants were not considered in diluted EPS since such warrants were contingently exercisable.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 7.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  It is the Company's policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and restricted stock are expensed as compensation on a current basis over the vesting period.

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

Segment Reporting

The Company has two reportable segments:  the shopping centers segment and real estate finance segment.  The accounting policies for both segments are the same as those described in the summary of significant accounting policies.  The Company evaluates property performance primarily based on net operating income before depreciation, amortization and certain nonrecurring item.  The ultimate decision is determined by the Company's chief executive officer in conjunction with its board of directors.  The following table sets forth certain segment information for the Company for the year ended December 31, 2010.  The Company commenced its current business operations in October 2009 following the approval by its stockholders and warrantholders of the Framework Transactions, and acquired its first property in 2009.  Therefore, the Company did not report segment information prior to 2010.

	Shopping Centers	Real Estate Finance	Other	Total
Revenues	$15,260,009	$1,068,960	$—	$16,328,969
Property operating expenses and real estate taxes	4,544,903	—	—	4,544,903
Acquisition transaction costs	2,038,997	213,948	382,730	2,635,675
Other expenses	—	—	8,381,358	8,381,358
Income before depreciation and amortization	8,676,109	855,012	(8,764,088)	767,033
Depreciation and amortization	(6,080,571)	—	—	(6,080,571)
Unrealized gain on acquisition of property	2,216,824	—	—	2,216,824
Equity in earnings from unconsolidated joint ventures	38,013	—	—	38,013
Interest and other finance expense	(251,209)	—	(72,916)	(324,125)
Interest income	—	—	1,108,507	1,108,507
Other income	—	—	1,873,398	1,873,398
Net loss attributable to Retail Opportunity Investments Corp.	$4,599,166	$855,012	$(5,855,099)	$(400,921)
Real estate at cost	$272,732,844	$—	$—	$272,732,844
Expenditures for real estate and improvements	$210,720,303	$57,778,044	$—	$268,498,347
Total assets	$302,206,311	$60,094,405	$101,891,786	$464,192,502

Accounting Standards Updates

Effective January 1, 2010 the Company adopted the accounting guidance related to noncontrolling interests in the consolidated financial statements, which clarifies that a noncontrolling interest in a subsidiary (minority interests or certain limited partners' interest, in the case of the Company), subject to the classification and measurement of redeemable securities, is an ownership interest in a consolidated entity which should be reported as equity in the parent company's consolidated statements.  The guidance requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated statement of operations, of those amounts of consolidated statement of operations attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at the consolidated statement of operations.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

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

Effective January 1, 2010 the Company adopted the FASB guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE.  The guidance also requires additional disclosures about a company's involvement in VIEs and any significant changes in risk exposure due to that involvement.  The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Supplemental consolidated statements of cash flow information

	For the Year Ended December 31,
	2010	2009	2008
Supplemental disclosure of cash activities:
Cash paid for Federal and New York state income taxes	$—	$—	$4,345,144
Interest paid	379,074	—	—
Supplemental disclosure of non-cash activities:
Assumption of mortgage loans payables – acquisitions	40,545,619	—	—
Purchase accounting allocations:
Intangible lease liabilities	22,404,932	1,125,871	—
Earnout obligation	3,266,600	—	—
Net valuation increase in assumed mortgage loan payable(1)	2,002,874	—	—
Other non-cash investing and financing activities:
Reduction of deferred underwriting fee	—	(10,267,778)	—
Accrued interest rate swap liabilities	517,918	—	—
Accrued real estate improvement costs	290,364	—	—
Accrued financing costs and other	152,028	—	—
Capitalization of deferred financing costs	(2,519,643)	—	—
_______________

(1)
The net valuation increase in the assumed mortgage loan payables resulted from adjusting the contract rate of interest for the Cascade Summit Loan (7.25% per annum), the Heritage Market Loan (7.1% per annum), and the Gateway Village Loans (5.58% to 6.1%) to a market rate of interest ranging (3.62% and 4.76% per annum).

2.	Real Estate Investments

The following real estate investment transactions have occurred during the year ended December 31, 2010.

Property Acquisitions

On January 26, 2010, the Company acquired a shopping center located in Santa Ana, California (the "Santa Ana Property"), for a purchase price of approximately $17.3 million.  The Santa Ana Property is a shopping center of approximately 100,306 square feet.  The Santa Ana Property has two anchor tenants, including Food 4 Less and FAMSA Furniture Store.  The acquisition of the property was funded from available cash.

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

Pursuant to the Phillips Ranch, LLC agreement the seller is entitled to receive an earn-out payment based on future cash flows of the property.  At December 31, 2010, the Company recorded a liability of $3.4 million related to the earn-out obligation which is reflected in other liabilities of the accompanying consolidated balance sheets.  The Company also recorded a bargain purchase gain of $2.2 million to reflect the fair value of the property as determined by a third party consultant at the time of purchase.

As the managing member of the Phillips Ranch, LLC, a subsidiary of the Company has the authority to oversee the day-to-day operations of the Phillips Ranch, LLC.  The Phillips Ranch, LLC has hired an affiliate (the "Phillips Ranch Manager") of the third party member of the Phillips Ranch, LLC which holds a 0.03% membership interest in the Phillips Ranch, LLC to assist in managing and operating the Grand Mart Plaza Property as specified in that certain Management Services Agreement dated February 2, 2010 between Phillips Ranch, LLC and the Phillips Ranch Manager.  The Company receives a management fee based on 4% of collected revenue.  The Phillips Ranch Manager is to receive a monthly asset management fee of $8,000.  Effective July 1, 2010, the Management Services Agreement dated February 2, 2010, was amended to terminate the compensation of the Phillips Ranch Manager of one-third of actual management fees received by the Company.

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

On June 17, 2010, the Company acquired a shopping center located in Vancouver, Washington (the "Vancouver Market Center Property"), for an aggregate purchase price of $11.2 million.  The Vancouver Market Center Property is approximately 118,500 square feet and is anchored by Albertsons and Portland Habitat for Humanity, and shadow anchored by Taco Bell, Subway, Carl's Jr and Blockbuster.  The acquisition of the property was funded from available cash.

On July 14, 2010, the Company acquired a shopping center located in Happy Valley, Oregon (the "Happy Valley Town Center Property"), for an aggregate purchase price of $39.4 million.  The Happy Valley Town Center Property is approximately 135,422 square feet and is anchored by New Season Market Inc.  The acquisition of the property was funded from available cash.

On July 14, 2010, the Company acquired a shopping center located in Oregon City, Oregon (the "Oregon City Point Property"), for an aggregate purchase price of $11.6 million.  The Oregon City Point Property is approximately 35,305 square feet and consists of 19 shop tenants.  The acquisition of the property was funded from available cash.

On August 20, 2010, the Company acquired a shopping center located in West Linn, Oregon (the "Cascade Summit Town Square Property"), for an aggregate purchase price of $17.1 million.  The Cascade Summit Town Square Property is approximately 94,924 square feet and is anchored by Safeway Inc.  The acquisition was funded in part from available cash of $9.9 million and the assumption of an existing mortgage of $7.2 million (the "Cascade Summit Loan").

On September 23, 2010, the Company acquired a shopping center located in Vancouver, Washington (the "Heritage Market Center Property"), for an aggregate purchase price of $20.0 million.  The Heritage Market Center Property is approximately 107,471 square feet and is anchored by Safeway Inc.  The acquisition was funded in part from available cash of $8.4 million and the assumption of an existing mortgage of $11.6 million (the "Heritage Market Loan").

On May 18, 2010, the Company acquired a mortgage note from a financial institution for an aggregate purchase price of $7.3 million.  The note matured in July 2009 and the borrowers were in default.  The note was secured by a shopping center located in Claremont, California (the "Claremont Center Property").  On September 20, 2010, the Company entered into a conveyance in lieu of foreclosure agreement (the "Conveyance Agreement") with the borrower to acquire the Claremont Center Property.  Pursuant to the Conveyance Agreement, a subsidiary of the Company, as the holder of the note, agreed not to bring any action against the borrowers or the guarantors, subject to certain exceptions, and the borrowers agreed to transfer the Claremont Center Property to a subsidiary of the Company.  The conveyance was completed on September 23, 2010.  The Claremont Center Property is a neighborhood shopping center of approximately 91,000 square feet.

On September 30, 2010, the Company acquired a shopping center located in Corona, California (the "Sycamore Creek Property"), for an aggregate purchase price of approximately $17.3 million.  The Sycamore Creek Property is approximately 74,198 square feet and is anchored by Safeway Inc. (Vons).  The acquisition of the property was funded from available cash.

On December 16, 2010, the Company acquired a shopping center located in Chino Hills, California (the "Gateway Village Property"), for an aggregate purchase price of $34.0 million.  The Gateway Village Property is approximately 96,959 square feet and is anchored by Henry's Marketplace (Smart & Final).  The acquisition was funded in part from available cash of $12.2 million and the assumption of three existing mortgages totalling $21.8 million (the "Gateway Village Loans").

On December 22, 2010, the Company acquired a shopping center located Portland, Oregon (the "Division Property") for an aggregate purchase price of approximately $11.0 million.  The Division Property is a grocery-anchored neighborhood shopping center of approximately 98,321 square feet that is anchored by Safeway. The acquisition of the property was funded from available cash.

On December 22, 2010, the Company acquired a shopping center located Gresham, Oregon (the "Halsey Property") for an aggregate purchase price of approximately $7.0 million.  The Halsey Property is a grocery-anchored neighborhood shopping center of approximately 99,438 square feet that is anchored by Safeway. The acquisition of the property was funded from available cash.

Mortgage Notes Receivable

On June 28, 2010, the Company through a 50/50 joint venture with Winthrop Realty Trust acquired from John Hancock Life Insurance Company a newly created B participation interest, represented by a B-note of an existing promissory note secured by Riverside Plaza Shopping Center ("Riverside Plaza").  The Company's equity investment is $7.8 million.  Riverside Plaza is located in Riverside, California and is approximately 407,952 square feet and approximately 99% occupied.  The Participation Agreement also includes a buy-out provision of the A participation of the promissory note upon monetary or maturity default.  The A participation has an original principal balance of $54.4 million.  If the Company declines to purchase the A participation, the only rights retained by the B participation will be for residual proceeds above the A participation.  The acquisition of the B-note was funded from available cash.

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

On December 16, 2010, the Company acquired four loans (the "CA Loans") for an aggregate purchase price of $50.0 million, which represents approximately a 14% discount to the aggregate outstanding principal amount owed under the CA Loans. The CA Loans are currently in default and provide for a default interest rate of 5.0% over the regular interest rate of LIBOR +350 basis points to +450 basis points.  The Loans are cross-collateralized and are secured by:

(i)	Desert Springs Marketplace, a shopping center located in Palm Desert, CA. Desert Springs Marketplace is a grocery-anchored neighborhood shopping center of approximately 105,157 square feet.

(ii)	Mills Shopping Center, a shopping center located in Rancho Cordova, CA. Mills Shopping Center is a grocery-anchored neighborhood shopping center of approximately 252,912 square feet.

(iii)	Nimbus Winery Shopping Center, a shopping center located in Rancho Cordova, CA. Nimbus Winery Shopping Center is a grocery-anchored neighborhood shopping center of approximately 74,998 square feet.

(iv)	One of the CA Loans is also secured by a second mortgage on an office building in Kirkland, WA.

Unconsolidated Joint Ventures

On July 13, 2010, the Company, through a wholly-owned subsidiary, entered into an Operating Agreement (the "Operating Agreement") of Wilsonville OTS LLC ("Joint Venture") with Gramor Wilsonville OTS LLC ("Gramor"), with respect to the purchase of a 5.8 acre parcel of land known as Wilsonville Old Town Square ("Wilsonville Old Town Square") in Wilsonville, Oregon and the development of a 50,613 square feet shopping center on such land.  The Company expects that Wilsonville Old Town Square will be anchored by a 145,000 square foot Fred Meyer (The Kroger Co.) which is to be developed.  The Fred Meyer pad will not be owned by the joint venture.  Pursuant to the Operating Agreement, the Company and Gramor have each agreed to make capital contributions, on a 95%/5% basis, in connection with the acquisition and development of Wilsonville Old Town Square.  During the year ended December 31, 2010, the Company funded $4.5 million from available cash. The Joint Venture plans on funding the remaining development costs with a construction loan that it has obtained with a third party bank. The members will receive a 9% preferred return on their respective capital contributions and, following a return of the members' capital contributions, all distributions thereafter will be made on a 50%/50% basis to the members.  Pursuant to the Operating Agreement the members appointed Gramor as the managing member to oversee the day-to day operations of the Joint Venture.

On December 23, 2010, the Company, through a wholly-owned subsidiary, acquired a 49% equity interest in the Crossroads Shopping Center ("Crossroads"), a grocery-anchored shopping center located in Bellevue, Washington, for a net investment of approximately $12.3 million.  Crossroads is a 435,900 square foot shopping center situated on approximately 40 acres of land, which is currently 90% leased.  In addition, the Company will receive a preferred return of 8% of the purchase price for two years after the closing date.  The Company will receive 49% of any cash flows after debt service and preferred returns.  The Company will also have the option to purchase the remaining 51% interest in Crossroads during a specified period in the future for either cash or units of the Company's operating partnership priced at a 10% premium to common stock at the date of acquisition, subject to certain exceptions.  As of December 31, 2010, Crossroads was encumbered by two loans (i) a $53 million first mortgage with American International Group, Inc. with an interest rate of 6.5% and (ii) a $10 million second mortgage ($9 million is currently drawn-down) with an interest rate of 6.0%, both of which mature on September 1, 2015.  Subsequent to year end the Company paid off the $9 million second mortgage.  The day-to-day management of Crossroads will be undertaken by the Company's partner in the venture.  Major decisions must be approved by the unanimous vote of the Company and the other general partner in the joint venture.

The Company accounts for its investment in the Joint Ventures under the equity method of accounting since it exercises significant influence over, but does not control the Joint Ventures.  The other members in the Joint Ventures have substantial participation rights in the financial decisions and operations of the Joint Ventures.  The Company has evaluated its investments in the Joint Ventures and has concluded that the Joint Ventures are not a VIE.

3.	Mortgage Notes Payables and Bank Lines of Credit

At December 31, 2010, mortgage notes payable are due in installments over various periods through year ended December 31, 2016 at effective rates of interest ranging from 5.58 % to 7.25% and are collateralized by real estate investments having a net carrying value of approximately $73.2 million.

The following reflects mortgage loan activity for the year ended December 31, 2010:

On August 20, 2010, the Company assumed an existing mortgage loan with an outstanding principal balance of approximately $7.2 million as part of the acquisition of the Cascade Summit Town Square Property.  At date of acquisition, the Company determined the fair market value to be $7.7 million.  The Cascade Summit Loan bears interest at a rate of 7.25% per annum and has a maturity date of July 2012.

On September 23, 2010, the Company assumed an existing mortgage loan with an outstanding principal balance of approximately $11.6 million as part of acquisition of the Heritage Market Center Property.  At date of acquisition, the Company determined the fair market value to be $12.1 million.  The Heritage Market Loan bears interest at a rate of 7.1% per annum and has a maturity date of December 2011.

On December 1, 2010, the Company assumed three existing mortgage loans with an outstanding principal balance of approximately $21.8 million as part of its acquisition of Gateway Village.  At date of acquisition, the Company determined the fair market value to be $23.0 million.  The Gateway Village Loans bear interest at a blended rate of 5.8% per annum and are scheduled to mature between 2014 and 2016.

Combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows:

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2011	$11,270,461	$832,525	$965,954	$13,068,940
2012	6,732,230	613,821	449,247	7,795,298
2013	—	438,264	323,837	762,101
2014	13,256,024	279,960	136,720	13,672,704
2015	—	202,169	84,512	286,681
Thereafter	6,682,820	105,952	42,604	6,831,376
	$37,941,535	$2,472,691	$2,002,874	$42,417,100

On December 1, 2010, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent, and Letter of Credit issuer, KeyBank National Association, as the syndication agent, PNC Bank, National Association and U.S. Bank National Association, as co-documentation agents, and the other lenders party thereto, with respect to an unsecured revolving credit facility ("facility").  The facility provides for borrowings of up to $175 million and contains an accordion feature, which allows the Company the ability to increase the facility amount up to an aggregate of $250 million subject to commitments and other conditions. The facility has an initial maturity date of December 1, 2012 with an option that allows the Company to extend the facility for one year upon satisfaction of certain conditions.  Interest on outstanding amounts is at a rate equal to an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for Dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus one-half of 1%, (b) the rate of interest announced by Bank of America, N.A. as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate")  The Company is obligated to pay (i) an unused facility fee of (a) 0.50% if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.40% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, and (ii) a fronting fee with respect to each letter of credit issued under the Credit Agreement.

4.	Acquired Lease Intangibles

For the years ended December 31, 2010, 2009 and 2008, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was $923,000, $2,827 and $0 respectively, which amounts are included in base rents in the accompanying consolidated statements of operations.

The scheduled amortization of acquired lease intangible assets as of December 31, 2010 is as follows:

Year ending December 31:
2011	$3,603,671
2012	2,722,943
2013	2,134,061
2014	1,709,328
2015	1,385,456
Thereafter	6,117,149
$17,672,608

The scheduled amortization of acquired lease intangible liabilities as of December 31, 2010 is as follows:

Year ending December 31:
2011	$1,594,563
2012	1,556,015
2013	1,476,755
2014	1,243,982
2015	1,025,198
Thereafter	14,099,654
$20,996,167

5.	Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants' sales volume.

Minimum future rentals to be received under non-cancellable leases for shopping centers as of December 31, 2010 are summarized as follows:

2011	$21,373,831
2012	21,805,751
2013	21,589,856
2014	22,744,827
2015	21,928,426
Thereafter	482,716,180
$592,158,881

6.	Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of December 31, 2010 and 2009, there were no shares of preferred stock outstanding.

7.	Common Stock and Warrants

On October 23, 2007, the Company sold 41,400,000 units ("Units") in the Public Offering at a price of $10 per Unit, including 5,400,000 Units sold by the underwriters in their exercise of the full amount of their over-allotment option.  Each Unit consists of one share of the Company's common stock and one warrant.

Simultaneously with the consummation of the Public Offering, the Sponsor purchased 8,000,000 Private Placement Warrants at a purchase price of $1.00 per warrant.  The Private Placement Warrants were identical to the Public Warrants except that the Private Placement Warrants are exercisable on a cashless basis as long as they are still held by the Sponsor or its permitted transferees.  In addition, the Private Placement and Public Warrants have different prices at which the Company's common stock must trade before the Company is able to redeem such warrants.  The purchase price of the Private Placement Warrants approximated the fair value of such warrants at the purchase date.

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

The Company has reserved 53,400,000 shares for the exercise of the Public Warrants and the Private Placement Warrants, and issuance of shares under the Company's 2009 Equity Incentive Plan (the "2009 Plan").

Warrant Repurchase

In May 2010, the Company's board of directors authorized a warrant repurchase program to repurchase up to a maximum of $40 million of the Company's warrants.  To date, the Company has not repurchased warrants under such program.

8.	Stock Compensation and Other Benefit Plans

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

Restricted Stock

During the year ended December 31,2010, the Company did not award any shares of restricted stock.  As of December 31, 2010, there remained a total of $1.5 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of

2.0 years.  For the years ended December 31, 2010, 2009 and 2008, amounts charged to compensation expense totaled $769,700, $138,400 and $0, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2010, and changes during the year ended December 31, 2010 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2009	235,000	$10.27
Granted	—	—
Vested	(73,667)	10.27
Forfeited	—	—
Non-vested at December 31, 2010	161,333	$10.27

Stock Options

A summary of options activity as of December 31, 2010, and changes during the year then ended is presented:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	235,000	$10.25
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2010	235,000	$10.25
Exercisable at December 31, 2010	73,667	$10.25

For the years ended December 31, 2010, 2009 and 2008, amounts charged to compensation expense totaled $160,500, $29,414 and $0, respectively.  The total unearned compensation at December 31, 2010 was $335,100.  The shares vest over an average period of 2.5 years.

9.	Fair Value of Financial Instruments

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

The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Derivative Financial Instruments

Currently, the Company uses two interest rate swaps to manage its interest rate risk.  The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities.  The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the guidance the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty's non-performance risk in the fair value measurements.  In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2010 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2010

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$(517,918)	$—	$(517,918)

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments.  Mortgage notes receivable are based on the actual disbursements incurred for these recent acquisitions.  Mortgage notes payable were recorded at their fair value at the time the mortgages were assumed which occurred during the year ended December 31, 2010.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2010.  Although the Company is not aware of any factors that would significantly affect the reasonable fair value amount, such amount have not been comprehensively re-valued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

10.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2010	December 31, 2009
Framework Transactions costs	$—	$2,440,060
Professional fees	868,889	896,928
Payroll and related costs	2,138,935	521,598
Costs related to the acquisition of properties and mortgage notes	606,654	328,485
Debt financing costs	222,916	—
Property operating	224,478	—
Landlord costs	289,862	—
Other	537,616	247,515
	$4,889,350	$4,434,586

11.	Derivative and Hedging Activities

The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

In June 2010, the Company entered into a $25 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued in 2011.  The swap has a maturity date of April 15, 2021.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the year ended December 31, 2010, the Company realized no ineffectiveness as a result of the hedging relationship.

In December 2010, the Company entered into a $50 million forward starting interest rate swap with PNC Bank.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between July 1, 2011 and December 31, 2013.  The swap has a maturity date of July 1, 2018.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the year ended December 31, 2010, the Company realized no ineffectiveness as a result of the hedging relationship.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt.  During the next twelve months, the Company estimates that $1.2 million will be reclassified as an increase to interest expense.

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of instruments	Notional
Interest rate swap	2	$75,000,000

As of December 31, 2009, the Company had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2010:

Derivatives designed as hedging instruments	Balance sheet location	Fair Value(liability)
Interest rate products	Other liabilities	$ (517,918)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2010.  The Company had no derivatives outstanding as of December 31, 2009 and 2008.

Year Ended December 31, 2010
Amount of loss recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(517,918)
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—
Amount of gain recognized in income on derivative as gain on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—

12.	Income Taxes

There is no provision for income taxes for the year ended December 31, 2010 because the Company intends to elect to qualify as a REIT for U.S. federal income tax purposes.  The components of the provision for income taxes for the years ended December 31, 2009 and 2008 are as follows:

	For the year ended December 31, 2009	For the year ended December 31, 2008
Current:
Federal	$(944,096)	$1,901,590
State	—	—
Deferred:
Federal	675,753	(542,684)
State	—	—
Total provision for income taxes	$(268,343)	$1,358,906

The components of the deferred tax asset are as follows:

	December 31, 2009	December 31, 2008
Assets deferred for income tax purposes	$1,120,109	$407,664
Deferred interest income	—	381,377
Valuation allowance	(1,120,109)	(113,288)
Deferred Tax asset	—	$675,753

For the year ended December 31, 2008, the Company recorded a valuation allowance against the state deferred tax asset since it was not able determine realizability for tax purposes and therefore was not able to conclude that the deferred tax asset is more likely than not recoverable.  However, at December 31, 2009, the Company recorded a full valuation allowance against the deferred tax asset as a result of the Company’s intention to elect to qualify as a REIT for U.S. federal income tax purposes.

The Company’s effective tax rate differs from the effective tax rate of 34.0% for the year ended December 31, 2008 principally due to the following:

	For the year ended December 31, 2009	For the year ended December 31, 2008

Federal statutory rate	34.0%	34.0%
Permanent differences	-19.8%	-
State taxes	-1.0%	-2.3%
Valuation allowance	-10.5%	2.3%

Effective tax rate	2.7. %	34.0%

During the year ended December 31, 2010, the Company filed amended federal and state tax returns for prior years resulting in a total refund of $3.1 million of which approximately $1.8 million was included in other income in the accompanying consolidated statements of operations.

13.	Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

14.	Related Party Transactions

The Company has entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, an entity wholly owned by four of the Company's current and former directors.  Pursuant to the Transitional Shared Facilities and Services Agreement, NRDC Real Estate Advisors, LLC provides the Company with access to, among other things, their information technology and office space.  For the years ended December 31, 2010, 2009, and 2008 the Company incurred $90,000, $62,661 and $90,000, respectively, of expenses relating to the agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.

In May 2010, the Company entered into a Shared Facilities and Service Agreement effective January 1, 2010 with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement, the Company is provided the use of office space and other resources for a monthly fee of $1,938.  For the year ended December 31, 2010, the Company incurred $23,000 of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.  For the years ended December 31, 2009 and 2008, the Company did not incur expenses relating to this agreement.

15.	Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 are as follows (in thousands, except per share data):

	Year Ended December 31, 2010 Quarter Ended				Year Ended December 31, 2009 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
Revenues	$1,369	$2,912	$5,076	$6,971	$—	$—	$—	$46
Interest Income	$414	$288	$234	$173	$74	$83	$64	$1,484
Net loss (income) Attributable to Retail Opportunity Investments Corp	$(1,641)	$(1,090)	$(103)	$2,433	$(220)	$(739)	$(2,337)	$(6,070)
Basic and diluted (loss) income per share	$(0.04)	$(0.03)	$(0.00)	$0.06	$(0.00)	$(0.01)	$(0.05)	$(0.14)

16.	Pro Forma Financial Information (unaudited)

During the period January 1, 2010 through December 31, 2010, the Company acquired 16 shopping centers aggregating approximately 1.5 million square foot of gross leasable area for total cost of approximately $255.3 million.  The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for 2010, as if all of these acquisitions and sales were completed as of January 1, 2010.  This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2010, nor does it purport to predict the results of operations for future periods.

2010
Revenues.	$30,624,672
Net income attributable to Retail Opportunity Investments Corp.	$1,820,979
Per common share	$0.04
Weighted average number of common shares outstanding	41,582,401

17.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from January 1, 2011 to the date the financial statements are issued and discloses the following items:

On January 3, 2011, the Company acquired a shopping center located in Oceanside, California (the "Market Del Rio Property"), for a purchase price of approximately $35.7 million.  The Market Del Rio Property is a shopping center of approximately 177,136 square feet.  The Market Del Rio Property is anchored by Stater Brothers Market and Walgreens.  The acquisition of the property was funded from available cash.

 On January 6, 2011, the Company acquired a shopping center located in Pinole, California (the "Pinole Vista Property"), for a purchase price of approximately $20.8 million.  The Pinole Vista Property is a shopping center of approximately 165,025 square feet.  The Pinole Vista Property is anchored by Kmart and Dollar Tree, and shadow anchored by Lucky (SavMart).  The acquisition of the property was funded from available cash.

On January 6, 2011, the Company provided a mortgage loan to its joint venture that owns the Crossroads shopping center for approximately $9.0 million.  The Company will receive 8% interest on the loan.  The proceeds from the loan were used by the joint venture to pay off an existing second mortgage on the property.

On February 17, 2011, the Company obtained ownership of three grocery-anchored neighborhood shopping centers, Desert Springs Marketplace, Mills Shopping Center and Nimbus Winery Shopping Center, located in Palm Desert, CA, Rancho Cordova, CA and Rancho Cordova, CA, respectively (collectively, the "Lakha Properties"), from unaffiliated third parties of the Company, Lakha Properties-Sacramento, LLC, Lakha Properties-Sacramento II, LLC and Lakha Properties-Palm Desert, LLC.   The Company obtained ownership of the Lakha Properties pursuant to a Conveyance in Lieu of Foreclosure Agreement, dated as of January 28, 2011.  The Lakha Properties consist of an aggregate of approximately 433,067 square feet and are currently collectively 82.2% leased.  The aggregate balance of the CA Loans on the Company's consolidated balance sheet at December 31, 2010 was $50.0 million.  The consideration for the title to the Lakha Properties included the release and termination of the CA Loans and additional payments of approximately $2.5 million of costs.  In addition, the borrowers and guarantor under the CA Loans agreed to the release, without any further obligations, of certain alleged liabilities of the Company and the Company's President and Chief Executive Officer.

On February 22, 2011, the Company's board of directors declared a cash dividend on its common stock of $.08 per share, payable on March 31, 2011 to holders of record on March 15, 2011.

RETAIL OPPORTUNITY INVESTMENTS CORP.
SCHEDULE III-REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2010

		Initial Cost to Company			Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period

Description and Location	Encumbrances	Land		Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b)(1)	Date of Acquisition
Paramount Plaza, CA	$-	$6,346,871		$10,218,422	$-	$56,003	$6,346,871	$10,274,425	$16,621,296	$337,397	12/22/2009
Santa Ana Downtown Plaza, CA	-	7,895,272		9,707,154	-	183,286	7,895,272	9,890,440	17,785,712	296,421	1/26/2010
Meridian Valley Plaza, WA	-	1,880,637		4,787,726	-	7,063	1,880,637	4,794,789	6,675,426	171,178	2/1/2010
Grand Mart Plaza, CA	-	4,530,336		6,855,256	-	351,002	4,530,336	7,206,258	11,736,594	376,220	2/2/2010
The Market at Lake Stevens, WA	-	3,086,933		12,397,178	-	-	3,086,933	12,397,178	15,484,111	305,300	3/11/2010
Norwood Shopping Center, CA	-	3,031,309		11,481,158	-	53,081	3,031,309	11,534,239	14,565,548	251,273	4/5/2010
Pleasant Hill Marketplace, CA	-	6,359,471		6,922,347	-	5,000	6,359,471	6,927,347	13,286,818	147,036	4/8/2010
Vancouver Market Center, WA	-	4,080,212		6,868,841	-	43,314	4,080,212	6,912,155	10,992,367	134,331	6/17/2010
Happy Valley Town Center, OR	-	11,678,257		27,011,054	-	-	11,678,257	27,011,054	38,689,311	146,239	7/14/2010
Oregon City Point, OR	-	1,792,230		9,011,207	-	167,998	1,792,230	9,179,205	10,971,435	466,667	7/14/2010
Cascade Summit, OR	7,500,147	8,852,543		7,730,116	-	1,828	8,852,543	7,731,944	16,584,487	153,900	8/20/2010
Heritage Market Center, WA	11,930,875	6,594,766		17,384,101	-	15,132	6,594,766	17,399,233	23,993,999	133,443	9/23/2010
Claremont Center, CA	-	5,975,391		1,004,856	-	13,649	5,975,391	1,018,505	6,993,896	13,317	9/23/2010
Shops At Sycamore Creek, CA	-	3,747,011		11,578,487	-	5,372	3,747,011	11,583,858	15,330,869	101,133	9/30/2010
Gateway Village, CA	22,986,078	5,916,530		27,298,339	-	-	5,916,530	27,298,339	33,214,869	32,528	12/16/2010
Division Crossing, OR	-	3,705,536		8,327,097	-	-	3,705,536	8,327,097	12,032,633	5,864	12/22/2010
Halsey Crossing, CA	-	-	(2)	7,773,472	-	-	-	7,773,472	7,773,472	5,913	12/22/2010
Total	$42,417,100	$85,473,305		$186,356,811	$-	$902,728	$85,473,305	$187,259,539	$272,732,844	$3,078,160

RETAIL OPPORTUNITY INVESTMENTS CORP.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – CONTINUED
DECEMBER 31, 2010

(a)	RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES

	For the Year Ended December 31,
	2010	2009	2008

Balance at beginning of year	$16,565,293	$—	$—
Property improvements during the year	902,728	—	—
Properties acquired during the year	255,264,823	16,565,293	—
Balance at end of year	$272,732,844	$16,565,293	$—

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$20,388	—	—
Depreciation expenses	3,060,389	20,388	—
Property assets fully depreciated and written off	(2,617)	—	—
Balance at end of year	$3,078,160	$20,388	$—

(1)	Depreciation and investments in building and improvements reflected in the consolidated statement of operations is calculated over the estimated useful life of the assets as follows:

Building:  35-40 years

Property Improvements: 10-20 years

(2)	Property is subject to a ground lease.

RETAIL OPPORTUNITY INVESTMENTS CORP

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2010

Description and Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgage (a)(b)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Mortgage Loans (shopping centers):
Desert Springs Marketplace, Palm Desert, CA	LIBOR + 3.50%	Apr 2010 (delinquent)	Interest only payments are due monthly. Principal is due at maturity.	N/A	$31,758,722	(e)	(c)
Mills Shopping Center, Rancho Cordova, CA	LIBOR + 4.50%	Apr 2010 (delinquent)	Interest only payments are due monthly. Principal is due at maturity.	N/A	16,596,646	(e)	(c)
Nimbus Winery Shopping Center, Rancho Cordova, CA	LIBOR + 4.50%	Apr 2010 (delinquent)	Interest only payments are due monthly. Principal is due at maturity.	N/A	8,478,463	(e)	(c)
Second Mortgage Loans (Office):
Individually < 3%	LIBOR + 4.50%	Apr 2010 (delinquent)			1,062,002	(e)	(c)
Total Portfolio					57,895,833	49,978,044
B Note (shopping center):
Riverside, CA	12.0%	Dec 2012	Interest only payments are due monthly. Principal is due at maturity.	N/A	7,800,000	7,800,000	
Total					$65,695,833	$57,778,044

RETAIL OPPORTUNITY INVESTMENTS CORP.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE – CONTINUED
DECEMBER 31, 2010

(a)	RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

	For the Year Ended December 31,2010
Balance at beginning of period:	$	
Mortgage loans acquired during the current period		66,948,044
Mortgage loans paid off during the current period		(9,170,000)
Balance at end of period:		$57,778,044

(b)	The aggregate costs basis for Federal income tax purposes is equal to the carrying amount of the loans.

(c)
These loans are currently in default and provide for a default interest rate of 5.0% over the regular interest rate.  On February 17, 2011, the Company obtained ownership of three grocery-anchored neighborhood shopping centers, Desert Springs Marketplace, Mills Shopping Center and Nimbus Winery Shopping Center, located in Palm Desert, CA, Rancho Cordova, CA and Rancho Cordova, CA, respectively (collectively, the "Lakha Properties"), from unaffiliated third parties of the Company, Lakha Properties-Sacramento, LLC, Lakha Properties-Sacramento II, LLC and Lakha Properties-Palm Desert, LLC.  The Company obtained ownership of the Lakha Properties pursuant to a Conveyance in Lieu of Foreclosure Agreement, dated as of January 28, 2011.  The consideration for the title to the Lakha Properties included the release and termination of these loans and additional payments of approximately $2.5 million of costs.  See Note 17 to the consolidated financial statements in this Annual Report on Form 10-K for more information.

(d)	We did not have any mortgage loans outstanding prior to 2010.

(e)	Values have not been established for each loan since they were purchased as a portfolio of assets.