Form 10-Q
period 2011-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2011-05-06
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes [ x ] No [ ]

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

Large accelerated filer [ ]	Accelerated filer [ x ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  42,075,433 shares of common stock, par value $0.0001 per share, outstanding as of May 5, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Real Estate Investments:
Land	$122,782,459	$85,473,305
Building and improvements	266,767,696	187,259,539
	389,550,155	272,732,844
Less: accumulated depreciation	5,282,395	3,078,160
	384,267,760	269,654,684
Mortgage notes receivable	9,500,000	49,978,044
Investment in and advances to unconsolidated joint ventures	43,004,853	24,579,355
Real Estate Investments, net	436,772,613	344,212,083
Cash and cash equivalents	11,764,093	84,736,410
Restricted cash	3,074,914	2,838,261
Tenant and other receivables	2,961,203	2,055,881
Deposits	500,000	1,500,000
Acquired lease intangible asset, net of accumulated amortization	25,438,385	17,672,608
Prepaid expenses	962,306	798,655
Deferred charges, net of accumulated amortization	11,711,144	9,576,904
Other	78,940	801,700
Total assets	$493,263,598	$464,192,502

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$13,000,000	$—
Mortgage notes payables	41,998,314	42,417,100
Acquired lease intangibles liability, net of accumulated amortization	33,743,739	20,996,167
Accounts payable and accrued expenses	5,141,414	4,889,350
Tenants' security deposits	1,089,928	859,537
Other liabilities	3,981,645	4,506,779
Total liabilities	98,955,040	73,668,932
Commitments and Contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; 41,638,100 shares issued and outstanding	4,164	4,164
Additional paid-in-capital	404,439,065	403,915,775
Accumulated deficit	(10,066,786)	(12,880,840)
Accumulated other comprehensive loss	(70,274)	(517,918)
Total Retail Opportunity Investments Corp. shareholders' equity	394,306,169	390,521,180
Noncontrolling interests	2,389	2,389
Total equity	394,308,558	390,523,570
Total liabilities and equity	$493,263,598	$464,192,502

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Revenues
Base rents	$7,181,194	$1,108,683
Recoveries from tenants	1,905,219	260,649
Mortgage interest	954,508	-
Total revenues	10,040,921	1,369,332
Operating expenses
Property operating	1,095,524	206,965
Property taxes	1,052,393	133,957
Depreciation and amortization	4,251,799	443,550
General & Administrative Expenses	2,388,702	2,152,926
Acquisition transaction costs	175,115	486,470
Total operating expenses	8,963,533	3,423,868

Operating income (loss)	1,077,388	(2,054,536)
Non-operating income (expenses)
Interest expense and other finance expenses	(915,902)	-
Gain on bargain purchase	5,761,854	-
Equity in earnings from unconsolidated joint ventures	243,279	-
Interest income	13,470	413,561
Net income (loss) attributable to Retail Opportunity Investments Corp.	$6,180,089	$(1,640,975)

Weighted average shares outstanding Basic and diluted:	41,846,694	41,569,675

Income (loss) per share Basic and diluted per share:	$0.15	$(0.04)
Dividends per common share	$0.08	$—

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interests	Equity
Balance at December 31, 2010	41,638,100	$4,164	$403,915,775	$(12,880,840)	$(517,918)	$2,389	$390,523,570

Compensation expense related to options granted	—	—	57,051	—	—	—	57,051
Compensation expense related to restricted stock grants	—	—	466,239	—	—	—	466,239
Cash dividends ($.08 per share)	—	—	—	(3,357,135)	—	—	(3,357,135)
Dividends payable to officers	—	—	—	(8,900)	—	—	(8,900)
Comprehensive income
Net Income Attributable to Retail Opportunity Investments Corp.	—	—	—	6,180,089	—	—	6,180,089
Unrealized gain on swap derivative	—	—	—	—	447,644	—	447,644
Total other comprehensive income							6,627,733
Balance at March 31, 2011	41,638,100	$4,164	$404,439,065	$(10,066,786)	$(70,274)	$2,389	$394,308,558

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,180,089	$(1,640,975)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	4,232,474	443,550
Amortization of deferred financing costs	46,102	—
Gain on bargain purchase	(5,761,854)	—
Straight-line rent adjustment	(420,254)	(69,123)
Amortization of above and below market rent	(514,539)	(53,075)
Amortization relating to stock based compensation	523,290	229,146
Provisions for tenant credit losses	328,351	53,351
Equity earned in earnings from unconsolidated joint ventures	(243,279)	—
Change in operating assets and liabilities
Mortgage escrows	(225,177)	—
Tenant receivables	(813,419)	(152,743)
Prepaid expenses	(163,651)	(217,266)
Accounts payable and accrued expenses	(544,932)	(2,144,526)
Other asset and liabilities, net	1,412,830	332,360
Net cash provided by (used in) operating activities	4,036,031	(3,219,301)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(57,856,393)	(47,945,559)
Investments in mortgage notes receivables	(9,500,000)	—
Investments in unconsolidated joint ventures	(18,182,218)	—
Improvements to properties and deferred charges	(424,626)	(105,862)
Deposits on real estate acquisitions	(500,000)	(973,000)
Disbursements relating to notes receivable	—	(982,262)
Construction escrows and other	(11,477)	—
Net cash (used in) investing activities	(86,474,714)	(50,006,683)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment on mortgages	(176,499)	—
Proceeds from the draw on revolving credit facility	13,000,000	—
Dividends paid to common shareholders	(3,357,135)	—
Contributions from consolidated joint venture minority interests, net	—	2,389
Net cash provided by financing activities	9,466,366	2,389
Net decrease in cash and cash equivalents	(72,972,317)	(53,223,595)
Cash and cash equivalents at beginning of period	84,736,410	383,240,827
Cash and cash equivalents at end of period	$11,764,093	$330,017,232

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011
(unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Business

Retail Opportunity Investments Corp. (the "Company") is a fully integrated and self-managed real estate investment trust ("REIT'), primarily focused on investing in, acquiring, owning, leasing, repositioning and managing a diverse portfolio of well located necessity-based community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores.  The Company targets properties strategically situated in densely populated, middle and upper income markets in the eastern and western regions of the United States.  In addition, the Company supplements its direct purchases of retail properties with first mortgages or second mortgages, mezzanine loans, bridge or other loans and debt investments related to retail properties, which are referred to collectively as "real estate-related debt investments," in each case provided that the underlying real estate meets the Company's criteria for direct investment.  The Company's primary focus with respect to real estate-related debt investments is to capitalize on the opportunity to acquire control positions that will enable the Company to obtain the asset should a default occur.  These properties and investments are referred to as the Company's target assets.

 The Company was incorporated in Delaware in July 2007 and initially formed as special purpose acquisition company.  The Company commenced its current business operations in October 2009 following the approval by stockholders and warrantholders of a series of proposals contemplated by the Framework Agreement, dated August 7, 2009 (the "Framework Agreement"), between the Company and NRDC Capital Management, LLC the "Sponsor") that allowed the Company to continue our business as a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with the Company's taxable year ended December 31, 2010 (the "Framework Transactions").  The Company is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and the Company conducts substantially all of its business through, its wholly-owned operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "operating partnership"), and its subsidiaries. At the Company's 2011 annual meeting of stockholders, our stockholders voted to approve a series of proposals that will allow us to convert into a Maryland corporation.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board ("FASB") issued guidance on the disclosure of supplementary pro forma information for business combinations. Effective for periods beginning after December 15, 2010, the guidance specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. While we are currently evaluating the effect of adoption of this guidance, we currently believe that its adoption will not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring. The guidance related to disclosures of financing receivables as of the end of a reporting period is required to be adopted for interim and annual reporting periods ending on or after December 15, 2010. The financing receivables disclosures related to the activity that occurs during a reporting period are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010.  In January 2011, the FASB temporarily delayed the effective date of the disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Adoption of the remaining guidance for the annual reporting period ending December 31, 2010 resulted in additional disclosures in our consolidated financial statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, resulted in additional disclosures in our consolidated financial statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of the guidance did not have a material effect on the consolidated financial statements at March 31, 2011.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three month period ended March, 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

The consolidated financial statements include the accounts of the Company and those of its subsidiaries, which are wholly-owned or controlled by the Company.  Entities which the Company does not control through its voting interest and entities which are variable interest entities ("VIEs"), but where it is not the primary beneficiary, are accounted for under the equity method.  All significant intercompany balances and transactions have been eliminated.

The Company follows the FASB guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE.  Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

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

The Company assesses the accounting treatment for each joint venture.  This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIEs, the Company reviews such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance.  In situations where the Company or its partner approves, among other things, the annual budget, receives a detailed monthly reporting package from the Company, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture's tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, the Company does not consolidate the joint venture as it considers these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture.  The Company's joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.  As of March 31, 2011 the Company did not have any VIEs.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of March 31, 2011, the tax years 2007 through and including 2010 remain open to examination by the Internal Revenue Service ("IRS") and state taxing authorities.  During the three months ended March 31, 2011 the IRS requested an examination of the Company's 2009 federal tax return.  The examination is ongoing as of the date of this report.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  For the three months ended March 31, 2011 and 2010, the capitalized costs related to the improvements or replacement of real estate properties were approximately $793,000 and $495,360, respectively.

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

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended March 31, 2011 and 2010 of $175,000 and $486,000, respectively.

Regarding the Company's 2011 property acquisitions (see Note 2), the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

For the three months ended March 31, 2011 and 2010, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was $514,500 and $53,000 respectively, which amounts are included in base rents in the accompanying consolidated statements of operations.

During the three months ended March 31, 2011, the Company adjusted the fair value of a liability resulting from a deferred payment to the seller of one of its properties. The re-measurement resulted in a $524,000 reduction to the liability and was recorded as a reduction to property operating expenses in the accompanying consolidated statements of operations.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of its real estate investments is impaired at March 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in banks and money market depository accounts with U.S. financial institutions with original maturities of less than ninety days.  These balances in the United States may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits.

Restricted Cash

The terms of several of the Company's mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders.  Such "restricted cash" is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.  Restricted cash also includes $2.0 million held by a bank in an interest bearing account to secure a contingent letter of credit obligation. The letter of credit expired undrawn and the $2.0 million was returned to the Company in May 2011.

Revenue Recognition

Management has determined that all of the Company's leases with its various tenants are operating leases.  Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition and lease incentive amortization when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  Percentage rent is recognized when a specific tenant's sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.

During the three months ended March 31, 2011, the Company wrote off a tenant’s unamortized lease incentive balance and straight line rent receivable balance of $574,000 and $138,000, respectively, as a result of the tenant terminating its lease prior to the expiration date.  The amounts were recorded as a reduction to base rents in the accompanying consolidated statements of operations.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at March 31, 2011 and December 31, 2010 was $942,900 and $542,300, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization as of March 31, 2011 and December 31, 2010, were $1.7 million and $861,000, respectively.

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

As of March 31, 2010 the effect of the 41,400,000 warrants to purchase the Company's common stock  (the "Public Warrants") issued in connection with the Company's initial public offering (the "Public Offering"), the 8,000,000 warrants (the "Private Placement Warrants") purchased by the Sponsor simultaneously with the consummation of the Public Offering, and the restricted stock and options granted in 2009 were not included in the calculation of diluted EPS since the effect would be anti-dilutive since the Company reported a net loss during this period.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 6.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures. Restricted stock grants vest based upon the completion of a service period ("time-based grants") and/or the Company meeting certain established financial performance criteria ("performance-based grants"). Time based grants are valued according to the market price for the Company's common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. It is the Company’s policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and restricted stock are expensed as compensation on a current basis over the vesting period.

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

Supplemental Consolidated Statements of Cash Flow Information

	March 31, 2011	March 31, 2010
Supplemental disclosure of cash activities:
Cash paid for Federal and New York state income taxes	$85,075	$—
Interest paid	674,167	—
Supplemental disclosure of non-cash activities:
Purchase accounting allocations:
Intangible lease liabilities	11,781,125	2,412,302
Earnout obligation	(524,896)	—
Other non-cash investing and financing activities:
Accrued payable to seller of real property	420,000	—
Accrued interest rate swap liabilities	70,274	—
Accrued real estate improvement costs	157,137	137,367

2.	Real Estate Investments

The following real estate investment transactions have occurred during the three months ended March 31, 2011.

Property Acquisitions

On January 3, 2011, the Company acquired a shopping center located in Oceanside, California (the "Market Del Rio Property"), for a purchase price of $35.7 million.  The Market Del Rio Property is a shopping center of 177,136 square feet.  The Market Del Rio Property is anchored by Stater Brothers Market and Walgreens.  The acquisition of the property was funded from available cash.

On January 6, 2011, the Company acquired a shopping center located in Pinole, California (the "Pinole Vista Property"), for a purchase price of $20.8 million.  The Pinole Vista Property is a shopping center of 165,025 square feet.  The Pinole Vista Property is anchored by Kmart and Dollar Tree, and shadow anchored by Lucky (SavMart).  The acquisition of the property was funded from available cash.

On February 17, 2011, the Company obtained ownership of three grocery-anchored neighborhood shopping Centers (collectively, the "Lakha Properties"), which secured three of four loans (“CA Loans”) purchased during the year ended December 31, 2010 for $50.0 million.  The Company obtained ownership of the Lakha Properties pursuant to a Conveyance in Lieu of Foreclosure Agreement, dated as of January 28, 2011. The consideration for the title to the Lakha Properties included additional payments of approximately $2.3 million. The three Lakha Properties are as follows:

•
Desert Springs Marketplace, a shopping center located in Palm Desert, California. Desert Springs Marketplace is a grocery-anchored neighborhood shopping center of 105,157 square feet and was 99.1% leased at March 31, 2011.

•
Mills Shopping Center, a shopping center located in Rancho Cordova, California. Mills Shopping Center is a grocery-anchored neighborhood shopping center of 252,912 square feet and was 77.7% leased at March 31, 2011.

•
Nimbus Winery Shopping Center, a shopping center located in Rancho Cordova, California.  Nimbus Winery Shopping Center is a grocery-anchored neighborhood shopping center of 74,998 square feet and was 73.5% leased at March 31, 2011.

Mortgage Notes Receivable

During the three months ended March 31, 2011, the Company made a $9.5 million mortgage loan to the joint venture that owns the Crossroads shopping center as per the joint venture agreement. The Company owns a 49% equity interest in the joint venture. The interest due on the loan is 8% per annum and matures on September 1, 2015, which is coterminous with the existing first mortgage.  A portion of the proceeds from the loan were used by the joint venture to pay off an existing second mortgage on the property.

Unconsolidated Joint Ventures

At March 31, 2011, and December 31, 2010, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company’s ownership percentage in parentheses).

	March 31, 2011	December 31, 2010
Wilsonville OTS LLC (95%)	$4,484,325	$4,484,325
Crossroads Shopping Center (49%)	12,527,443	12,295,030
Mortgage note receivable secured by Riverside Plaza (50%)	7,878,000	7,800,000
Mortgage note receivable secured by Lakeside Plaza and Village at Eagle Glen (50%)	18,115,085	—
Total	$43,004,853	$24,579,355

The Company completed one transaction related to unconsolidated joint ventures during the three months ended March 31, 2011.  On March 22, 2011, through a 50/50 joint venture with Winthrop Realty Trust, the Company acquired  two maturity defaulted first mortgage loans that are secured by two grocery-anchored shopping centers for a purchase price of approximately $35.2 million.  The purchase price represents the aggregate outstanding principal balance due under the loans.  Both loans provide for a default interest rate of 4.0% over the regular interest rate of 4.92%. The Company’s $18.0 million investment was funded by available cash. The loans are secured by:

•	Plaza at Lakeside, a shopping center located in Moreno Valley, California. Plaza at Lakeside is a grocery-anchored shopping center of approximately 87,321 square feet; and

•	Village at Eagle Glen, a shopping center located in Corona, California. Village at Eagle Glen is a grocery-anchored shopping center of approximately 95,777 square feet.

The Company accounts for its investment in its unconsolidated joint ventures under the equity method of accounting since it exercises significant influence over, but does not control the unconsolidated joint ventures.  The other members in the unconsolidated joint ventures have substantial participation rights in the financial decisions and operations of the unconsolidated joint ventures.  The Company has evaluated its investments in the unconsolidated joint ventures and has concluded that the unconsolidated joint ventures are not VIEs.

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the completion of the properties above:
March 31, 2011 (unaudited)
ASSETS
Land	$37,309,154
Building and improvements	78,469,798
Acquired lease intangible asset	9,589,321
Deferred charges	2,737,580
Assets acquired	128,105,853
Acquired lease intangible liability	13,619,624
Liabilities assumed	$13,619,624

The following summarizes certain financial information related to the Company’s investment in the properties above as if the acquisitions occurred on the first day of the year for the period presented:

For the three months ended March 31, 2011 (unaudited)
Statement of operations:
Revenues	$3,118,956
Property operating and other expenses	753,162
Management fees to the Company	112,341
Acquisition transaction costs	170,841
Depreciation and amortization	1,586,336
Net income	$496,275

3.	Mortgage Notes Payables and Bank Lines of Credit

The first mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2011 and December 31, 2010, respectively, were as follows:

Property	Maturity Date	Interest Rate	March 31, 2011	December 31, 2010
Cascade Summit Town Square	July 2012	7.25%	$7,069,245	$7,124,718
Heritage Market Center	December 2011	7.11%	11,479,003	11,538,777
Gateway Village I	February 2014	5.58%	6,978,692	7,011,658
Gateway Village II	May 2014	5.73%	7,130,787	7,159,072
Gateway Village III	July 2016	6.10%	7,580,000	7,580,000
			40,237,727	40,414,225
Mortgage Premium			1,760,587	2,002,875
Total mortgage notes payable			$41,998,314	$42,417,100

The Company has an unsecured revolving credit facility (the "facility") with several banks.  The facility provides for borrowings of up to $175.0 million and contains an accordion feature, which allows the Company to increase the facility amount up to an aggregate of $250.0 million subject to commitments and other conditions.  The facility has an initial maturity date of December 1, 2012 with an option that allows the Company to extend the facility for one year upon satisfaction of certain conditions.  Interest on outstanding amounts is at a rate equal to an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for Dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus one-half of 1%, (b) the rate of interest announced by Bank of America, N.A. as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate")  The Company is obligated to pay (i) an unused facility fee of (a) 0.50% if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.40% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, and (ii) a fronting fee with respect to each letter of credit issued under the credit agreement. The facility contains certain representations, financial and other covenants typical for this type of facility. The Company’s ability to borrow under the facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The Company was in compliance with such covenants at March 31, 2011. The Company borrowed $13.0 million under the facility during the three months ended March 31, 2011.

4.	Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of March 31, 2011 and 2010, there were no shares of preferred stock outstanding.

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

Restricted Stock

During the three months ended March 31, 2011, the Company awarded 276,000 shares of restricted common stock under the 2009 Plan of which 111,250 are performance-based grants and the remainder of the shares are time based grants. The performance based grants vest in three equal annual tranches, depending on the Company achieving an 8% total return to shareholders, or exceeding the top one-third of a certain peer group of companies over a three-year period from December 30, 2010, through December 31, 2013. An independent appraisal Company determined the value of the performance-based grants to be $9.62 per share, compared to a market price at the date of grant of $10.88.

As of March 31, 2011, there remained a total of $3.9 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Plan. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 2.5 years (irrespective of achievement of the performance grants).  For the three months ended March 31, 2011 and 2010, amounts charged to compensation expense totaled $466,000 and $189,000, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2011, and changes during the three months ended March 31, 2011 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	161,333	$10.27
Granted	276,000	10.31
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2011	437,333	$10.30

Stock Options

During the three months ended March 31, 2011, the Company awarded a total of 102,000 options to purchase shares under the 2009 Plan.  The Company has used the Monte Carlo method for purposes of estimating the fair value in determining compensation expense for the options that were granted during the three months ended March 31, 2011.  The assumption for expected volatility has a significant effect on the grant fair value.  Volatility is determined based on the historical volatilities of REITs similar to the Company.  The Company used the simplified method to determine the expected life which is calculated as an average of the vesting period and the contractual term.  The fair value for the options awarded by the Company during the three months ended March 31, 2011, was estimated at the date of the grant using the following weighted-average assumptions. There were no options awarded during the three months ended March 31, 2010.

	Three months ended March 31, 2011
Average volatility		26.0%
Expected dividends		$0.12
Expected life (in years)	6.0 to 6.5
Risk-free interest rate (range)	2.59%	to	2.73%

A summary of options activity as of March 31, 2011, and changes during the three months ended March 31, 2011 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	235,000	$10.25
Granted	102,000	10.88
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2011	337,000	$10.46
Exercisable at March 31, 2011	73,667	$10.26

For the three months ended March 31, 2011 and 2010, the amounts charged to compensation expense totaled $57,000 and $40,000, respectively.  The total unearned compensation at March 31, 2011 was $497,000.  The shares vest over an average period of 2.2 years.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2011 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2011

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
Assets
Derivative financial instruments	$—	$217,250	$—	$217,250
Liabilities
Derivative financial instruments	$—	$(287,524)	$—	$(287,524)

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Note 1.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts realizable upon disposition of the financial instruments.  The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments.  Mortgage notes receivable are based on the actual disbursements incurred for these recent acquisitions.  Mortgage notes payable were recorded at their fair value at the time the mortgages were assumed and are estimated to have a fair value of $41.9 million as of March 31, 2011.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2011.  Although the Company is not aware of any factors that would significantly affect the reasonable fair value amount, such amount have not been comprehensively re-valued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
Payroll and related costs	$577,554	$2,138,935
Professional fees	983,007	868,889
Costs related to the acquisition of properties and mortgage notes	458,147	606,654
Debt financing costs	378,510	222,916
Property operating	1,293,155	224,478
Landlord costs	788,346	289,862
Other	662,695	537,616
	$5,141,414	$4,889,350

9.	Derivative and Hedging Activities

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

During the year ended December 31, 2010, the Company entered into a $25 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued in 2011.  The swap has a maturity date of April 15, 2021.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the three months ended March 31, 2011, the Company realized no ineffectiveness as a result of the hedging relationship.

During the year ended December 31, 2010, the Company entered into a $50 million forward starting interest rate swap with PNC Bank.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between July 1, 2011 and December 31, 2013.  The swap has a maturity date of July 1, 2018.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the three months ended March 31, 2011, the Company realized no ineffectiveness as a result of the hedging relationship.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt.  During the next twelve months, the Company estimates that $1.8 million will be reclassified as an increase to interest expense.

As of March 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of instruments	Notional
Interest rate swap	2	$75,000,000

As of March 31, 2011, the Company had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of March 31, 2011 and December 31, 2010, respectively:

Derivatives designed as hedging instruments	Balance sheet location	March 31, 2011 Fair Value(liability)	December 31, 2010 Fair Value(liability)
Interest rate products	Other liabilities	$(70,274)	$(517,918)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2011 and 2010, respectively.

	As of March 31, 2011	As of March 31, 2010
Amount of gains recognized in accumulated other comprehensive income as interest rate derivatives (effective portion)	$(447,544)	$—
Amount of loss reclassified from accumulated other comprehensive income into income as interest expense (effective portion)	$—	$—
Amount of gain recognized in income on derivative as gain on derivative instruments (ineffective portion and amount excluded from effectiveness testing)	$—	$—

10.	Commitments and Contingencies

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

The Company has entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, an entity wholly owned by four of the Company's current and former directors.  Pursuant to the Transitional Shared Facilities and Services Agreement, NRDC Real Estate Advisors, LLC provides the Company with access to, among other things, their information technology and office space.  For the three months ended March 31, 2011 and 2010, the Company incurred $22,500, of expenses relating to the agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.

In May 2010, the Company entered into a Shared Facilities and Service Agreement effective January 1, 2010 with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement, the Company is provided the use of office space and other resources for a monthly fee of $1,938.  For the three months ended March 31, 2011, the Company incurred $5,814 of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.  For the three months ended March 31, 2010 the Company did not incur expenses relating to this agreement since a retroactive payment related to this period was recorded during the three months ended June 30, 2010.

12.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from January 1, 2011 to the date the financial statements are issued and discloses the following items:

On April 4, 2011, the Company deposited a second $500,000 deposit into an interest-bearing account with the Title Company in accordance with a purchase sale agreement entered into on March 15, 2011. The deposit is for the potential acquisition of the property known as Country Club Gate Shopping Center located in Pacific Grove, California. The deposit was funded from available cash.

On April 14, 2011 and April 27, 2011, the Company deposited a total of $1,000,000 into an interest-bearing account with the Title Company in accordance with a purchase sale agreement entered into on April 11, 2011. The deposits are for the potential acquisition of the property known as Renaissance Towne Center located in San Diego, California. The deposits were funded from available cash.

On April 20, 2011, the Company made an additional $500,000 mortgage loan payment to the joint venture that owns the Crossroads shopping center. The total amount loaned to the joint venture at April 20, 2011 was $10.0 million. The Company owns a 49% equity interest in the joint venture. The interest due on the loan is 8% per annum.

On May 3, 2011, the Company's board of directors declared a cash dividend on its common stock of $0.09 per share, payable on June 15, 2011 to holders of record on May 31, 2011.

On May 4, 2011, the Company deposited $500,000 into an interest-bearing account with the Title Company in accordance with a purchase sale agreement entered into on May 1, 2011. The deposit is for the potential acquisition of the property known as Morada Ranch Shopping Center located in Stockton, California. The deposit was funded from available cash.

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

Overview

Retail Opportunity Investments Corp. (the "Company") is a fully integrated and self-managed REIT, primarily focused on investing in, acquiring, owning, leasing, repositioning and managing a diverse portfolio of well located necessity-based community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores.  The Company targets properties strategically situated in densely populated, middle and upper income markets in the eastern and western regions of the United States.  In addition, the Company supplements its direct purchases of retail properties with first mortgages or second mortgages, mezzanine loans, bridge or other loans and debt investments related to retail properties, which are referred to collectively as "real estate-related debt investments," in each case provided that the underlying real estate meets the Company's criteria for direct investment.  The Company's primary focus with respect to real estate-related debt investments is to capitalize on the opportunity to acquire control positions that will enable the Company to obtain the asset should a default occur.  These properties and investments are referred to as the Company's target assets.

 The Company was incorporated in Delaware in July 2007 and initially formed as special purpose acquisition company.  The Company commenced its current business operations in October 2009 following the approval by stockholders and warrantholders of a series of proposals contemplated by the Framework Agreement, dated August 7, 2009 (the "Framework Agreement"), between the Company and NRDC Capital Management, LLC the "Sponsor") that allowed the Company to continue our business as a corporation that will elect to qualify as a REIT for U.S. federal income tax purposes, commencing with the Company's taxable year ended December 31, 2010 (the "Framework Transactions").  The Company is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and the Company conducts substantially all of its business through, its wholly-owned operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "operating partnership"), and its subsidiaries. At the Company's 2011 annual meeting of stockholders, our stockholders voted to approve a series of proposals that will allow us to convert into a Maryland corporation.

  As of March 31, 2011, the Company’s portfolio consisted of 22 shopping centers in California, Oregon and Washington which contained approximately 2.3 million net rentable square feet and were approximately 89.2% leased. In addition, the Company owned a 49% ownership interest in Crossroads Shopping Center, a 464,822 square foot shopping center situated on approximately 40 acres of land, which is currently 90% leased. The Company also owned a 95% interest in a development property joint venture, and a 50% interests in two joint ventures that own several mortgage notes receivables.

Subsequent Events

On April 4, 2011, the Company deposited a second $500,000 deposit into an interest-bearing account with the Title Company in accordance with a purchase sale agreement entered into on March 15, 2011. The deposit is for the potential acquisition of the property known as Country Club Gate Shopping Center located in Pacific Grove, California. The deposit was funded from available cash.

On April 14, 2011 and April 27, 2011, the Company deposited a total of $1,000,000 into an interest-bearing account with the Title Company in accordance with a purchase sale agreement entered into on April 11, 2011. The deposits are for the potential acquisition of the property known as Renaissance Towne Center located in San Diego, California. The deposits were funded from available cash.

On April 20, 2011, the Company made an additional $500,000 mortgage loan payment to the joint venture that owns the Crossroads shopping center. The total amount loaned to the joint venture at April 20, 2011 was $10.0 million. The Company owns a 49% equity interest in the joint venture. The interest due on the loan is 8% per annum and matures on September 1, 2015.

On May 3, 2011, the Company's board of directors declared a cash dividend on its common stock of $0.09 per share, payable on June 15, 2011 to holders of record on May 31, 2011.

On May 4, 2011, the Company deposited $500,000 into an interest-bearing account with the Title Company in accordance with a purchase sale agreement entered into on May 1, 2011. The deposit is for the potential acquisition of the property known as Morada Ranch Shopping Center located in Stockton, California. The deposit was funded from available cash.

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

In accordance with the Financial Accounting Standards Board ("FASB") guidance relating to business combinations, which, among other things, requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, the costs of completed acquisitions will reduce our FFO. Acquisition costs for the three months ended March 31, 2011 and 2010, were 175,000 and 486,000, respectively.

However, FFO:

•
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
	$6,180,089	$(1,640,975)
Net income(Loss) for period

Plus: Real property depreciation	1,803,464	174,779
Amortization of tenant improvements and allowances	565,863	26,819
Amortization of deferred leasing costs	2,321,823	241,952
Funds from (used in) operations	$10,871,239	$(1,197,425)

Net Cash Provided by (Used in):
Operating Activities	$4,036,031	$(3,219,301)
Investing Activities	$(86,474,714)	$(50,006,683)
Financing Activities	$9,466,366	$2,389

Results of Operations

At March 31, 2011, the Company had equity interests in 24 properties, of which 22 are consolidated in the accompanying financial statements and two are accounted for under the equity method of accounting. The Company believes, because of the location of the properties in densely populated areas, the nature of its investment provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt. The Company expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy.

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

During the three months ended March 31, 2011, the Company generated net income of approximately $6.2 million compared to a net loss of $1.6 million incurred during the three months ended March 31, 2010. The substantial cause of the differences during the two periods resulted from higher operating income from owned properties as a result of an increase in the number of properties owned by the Company in 2011 as compared to 2010. As of March 31, 2011, the Company had an equity interest in 24 properties which generated operating income of approximately $2.3 million. In comparison as of March 31, 2010, the Company owned five properties which generated operating income of approximately $585,000.  During the three months ended March 31, 2011, the Company generated mortgage interest of $955,000 from mortgages notes receivables. The Company did not own any mortgage notes during the three months ended March 31, 2010.  In addition the Company recognized a $5.8 million bargain purchase gain in 2011, when recording the fair values of three properties that were acquired during the period through a Conveyance in Lieu of Foreclosure Agreement. During the three months ended March 31, 2011, the Company generated interest income of approximately $445,000 from several mortgage notes receivables acquired after March 31, 2010. The Company incurred property acquisition costs during the three months ended March 31, 2011 of $175,000 compared to $486,000 that was incurred during the comparable period in 2010. Property acquisition costs were higher in 2010 due to a greater number of acquisitions during this period as compared to the three months ended March 31, 2011. During the three months ended March 31, 2011, interest income recognized was $400,000 lower than the corresponding period in 2010 due to lower cash balances in 2011 resulting from the utilization of cash to purchase properties and mortgage notes after March 31, 2010.

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

Asset Impairment

On a continuous basis, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in our plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of our rental properties is impaired at March 31, 2011.

REIT Qualification Requirements

We intend to elect and qualify to be taxed as a REIT under the Code, commencing with our taxable year ending December 31, 2010.  We believe that we have been organized and we intend to operate in a manner that will allow us to qualify for taxation as a REIT under the Code commencing with our taxable year ending December 31, 2010. Qualification and taxation as a REIT depend on our ability to meet, on a continuing basis, through actual operating results, distribution levels, and diversity of stock ownership, various qualification requirements imposed upon REITs by the Code. In addition, our ability to qualify as a REIT may depend in part upon the operating results, organizational structure and entity classification for U.S. federal income tax purposes of certain entities in which we invest.  Our ability to qualify as a REIT for a particular year also requires that we satisfy certain asset and income tests during such year, some of which depend upon the fair market values of assets directly or indirectly owned by us.  Such values may not be susceptible to a precise determination.  Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations make distributions to our stockholders and other general business needs.  The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions and common dividend distributions, if made, primarily from operations. The Company expects to fund long-term liquidity requirements for property acquisitions, development, capital improvements through a combination of issuing debt, assuming mortgage debt and the sale of equity securities.

The Company has an unsecured revolving credit facility with several banks.  The facility provides for borrowings of up to $175.0 million and contains an accordion feature, which allows the Company to increase the facility amount up to an aggregate of $250.0 million subject to commitments and other conditions.  The facility has an initial maturity date of December 1, 2012 with an option that allows the Company to extend the facility for one year upon satisfaction of certain conditions.  Interest on outstanding amounts is at a rate equal to an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for Dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus one-half of 1%, (b) the rate of interest announced by Bank of America, N.A. as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate")  The Company is obligated to pay (i) an unused facility fee of (a) 0.50% if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.40% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, and (ii) a fronting fee with respect to each letter of credit issued under the credit agreement. The facility contains certain representations, financial and other covenants typical for this type of facility. The Company’s ability to borrow under the facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The Company was in compliance with such covenants at March 31, 2011. The Company borrowed $13.0 million under the facility during the three months ended March 31, 2011.

While the Company generally intends to hold its target assets as long term investments, certain of its investments may be sold in order to manage its interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of our investments, if any, cannot be predicted with any certainty.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $4.0 million during the three months ended March 31, 2011, compared to  net cash used in operating activities of $3.2 million in the comparable period of 2010.  Operating cash flows increased in 2011 primarily due to an increase in operating income from owned properties of approximately $5.5 million during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase resulted from a significant increase in the Company’s portfolio after March 31, 2010. As of March 31, 2011, the Company owned 22 properties and had an equity interest in four joint ventures. As of March 31, 2010, the Company owned five properties.

Investing Activities

Net cash flows used by investing activities amounted to $86.5 million in the three months ended March 31, 2011, compared to $50.0 million in the comparable period in 2010. During the three months ended March 31, 2011, the Company acquired two properties and several mortgages notes receivables for a total acquisition price of $85.6 million. During the comparable period in 2010 the Company acquired five properties for a total acquisition price of approximately $47.9 million.

Financing Activities

Net cash flows provided by financing activities amounted to $9.5 million for the three months ended March 31, 2011, compared to $2,389 in the comparable period in 2010. During the three months ended March 31, 2011, the Company received proceeds of $13.0 million from borrowings on its revolving credit facility to partially finance property and mortgage notes receivable acquisitions. Partially offsetting this increase in financing activities was the payment of dividends to common stockholders of approximately $3.4 million in March 2011. No dividends were paid during the three months ended March 31, 2010.

Contractual Obligations

The following table presents the principal amount of the Company's long-term debt maturing each year, including amortization of principal based on debt outstanding at March 31, 2011.

	2011	2012	2013	2014	2015	Thereafter	Total
Contractual obligations:
Long-term debt principal payments (1)	$11,926,487	$7,346,051	$438,264	$13,535,984	$202,169	$6,788,772	$40,237,727
Earn-out obligations to the sellers of properties	—	—	4,392,580	—	—	—	4,392,580
Operating lease obligations	150,000	200,000	200,000	200,000	$200,000	10,800,000	11,750,000
Total	$12,076,487	$7,546,051	$5,030,844	$13,735,984	$402,169	$17,588,772	$56,380,307

(1)	Does not include Mortgage premium of $1.7 million.

As of March 31, 2011, the Company did not have any capital lease obligations, operating lease obligations or purchase obligations.  Upon consummation of the Framework Transactions, the Company entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, pursuant to which NRDC Real Estate Advisors, LLC provides the Company with access to, among other things, their information technology and office space.  The Company pays NRDC Real Estate Advisors, LLC a monthly fee of $7,500 pursuant to the Transitional Shared Facilities and Services Agreement.

In May 2010, the Company entered into a Shared Facilities and Service Agreement, effective January 1, 2010, with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement, the Company is provided the use of office space and other resources for a monthly fee of $1,938.

Off-Balance Sheet Arrangements

The Company's investments in unconsolidated joint ventures are off-balance sheet investments.  These unconsolidated joint ventures are accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control the operating and financial decisions of these investments.  The Company's off-balance sheet arrangements are more fully discussed in Note 2, "Real Estate Investments," in the accompanying consolidated financial statements.

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

Leverage Policies

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its target assets and the diversification of its portfolio.  As of March 31, 2011, the Company had $13 million of borrowings outstanding on its revolving credit facility, which provides for borrowings of up to $175 million and contains an accordion feature that allows the Company the ability to increase the facility amount up to $250 million subject to commitments and other conditions. The Company’s ability to borrow under the facility is subject to its compliance with the covenants and other restrictions on an ongoing basis. The Company was in compliance with such covenants at March 31, 2011.  The Company intends to continue to use traditional forms of financing, including mortgage financing and credit facilities.  In connection with the acquisition of properties, the Company may assume all or a portion of the existing debt on such properties.  In addition, the Company may acquire retail property indirectly through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is to changes in interest rates related to our debt. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company’s future financing requirements.

As of March 31, 2011, the Company had $13.0 million of variable rate debt outstanding and $40.2 million of fixed-rate debt outstanding.

As of March 31, 2011, the Company has primarily used fixed-rate debt and two forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 9 of the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps. The Company entered into two forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company's interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of March 31, 2011, exclusive of non-performance risk.
Swap Notional	Less 100 basis points	Less 50 basis points	March 31, 2011 Value	Increase 50 basis points	Increase 100 basis points
$25M	$(2,592,817)	$(1,419,206)	$(302,543)	$758,057	$1,766,997
$50M	$(3,260,359)	$(1,518,690)	$125,399	$1,683,698	$3,182,803

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

During the three months ended March 31, 2011, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A.  Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes to our risk factors during the three months ended March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended March 31, 2011 that were not registered under the Securities Act.

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

As of March 31, 2011, we have applied approximately $5.6 million of the net proceeds of the initial public offering and the private placement toward consummating a "business combination," including the Framework Transactions and paid approximately $392 million to acquire real estate properties.  For more information see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.

No portion of the proceeds of the initial public offering was paid to directors, officers or holders of 10% or more of any class of our equity securities or their affiliates.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Second Amended & Restated Certificate of Incorporation.(1)

3.2	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.(2)

3.3	Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.(2)

3.4	Fourth Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation.(2)

3.5	Amended and Restated Bylaws.(2)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Common Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company NRDC Acquisition Corp.(3)

4.5	Supplement and Amendment to Warrant Agreement by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of October 20, 2009.(2)

10.1
Conveyance in Lieu of Foreclosure Agreement, dated as of January 28, 2011, by and among the Company, Lakha Properties-Sacramento, LLC, Lakha Properties-Sacramento II, LLC and Lakha Properties-Palm Desert, LLC, Lakha Investment Co., LLC and Amin S. Lakha.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's registration statement on Form S-1/A filed on September 27, 2007 (File No. 333-33749).
(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 9, 2009.
(3)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: May 6, 2011	/s/ Stuart A. Tanz Stuart A. Tanz President and Chief Executive Officer
Date: May 6, 2011	/s/ John B. Roche John B. Roche Chief Financial Officer