Form 10-Q
period 2011-06-30
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2011-08-04
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	26-0500600 (I.R.S. Employer Identification No.)

3 Manhattanville Road Purchase, New York (Address of Principal Executive Offices)	10577 (Zip Code)

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

Yes [x]  No [ ]

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

Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  42,075,433 shares of common stock, par value $0.0001 per share, outstanding as of August 3, 2011.

- i -

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Real Estate Investments:
Land	$125,245,455	$85,473,305
Building and improvements	287,395,154	187,259,539
	412,640,609	272,732,844
Less: accumulated depreciation	7,725,558	3,078,160
	404,915,051	269,654,684
Mortgage notes receivable	10,000,000	49,978,044
Investment in and advances to unconsolidated joint ventures	25,543,779	24,579,355
Real Estate Investments, net	440,458,830	344,212,083
Cash and cash equivalents	15,328,508	84,736,410
Restricted cash	985,210	2,838,261
Tenant and other receivables	3,430,249	2,055,881
Deposits	2,000,000	1,500,000
Acquired lease intangible asset, net of accumulated amortization	25,677,886	17,672,608
Prepaid expenses	646,955	798,655
Deferred charges, net of accumulated amortization	11,688,277	9,576,904
Other	209,002	801,700
Total assets	$500,424,917	$464,192,502

LIABILITIES AND EQUITY
Liabilities:
Revolving credit facility	$25,000,000	$—
Mortgage notes payables	41,574,734	42,417,100
Acquired lease intangibles liability, net of accumulated amortization	33,749,693	20,996,167
Accounts payable and accrued expenses	3,644,673	4,889,350
Tenants' security deposits	1,181,042	859,537
Other liabilities	5,996,002	4,506,778
Total liabilities	111,146,144	73,668,932

Commitments and Contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; 41,638,100 shares issued and outstanding	4,164	4,164
Additional paid-in-capital	404,999,044	403,915,775
Accumulated deficit	(13,155,804)	(12,880,840)
Accumulated other comprehensive loss	(2,571,020)	(517,918)
Total Retail Opportunity Investments Corp. shareholders' equity	389,276,384	390,521,181
Noncontrolling interests	2,389	2,389
Total equity	389,278,773	390,523,570
Total liabilities and equity	$500,424,917	$464,192,502

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues
Base rents	$8,789,875	$2,348,788	$15,971,069	$3,457,471
Recoveries from tenants	2,384,541	545,433	4,289,760	806,082
Mortgage interest	319,500	—	1,274,008	—
Total revenues	11,493,916	2,894,221	21,534,837	4,263,553

Operating expenses
Property operating	1,992,722	528,421	3,088,246	735,386
Property taxes	1,250,074	346,305	2,302,467	480,262
Depreciation and amortization	4,519,397	838,679	8,771,196	1,282,229
General & Administrative Expenses	2,437,421	2,061,365	4,826,123	4,214,291
Acquisition transaction costs	253,568	516,511	428,683	1,002,981
Total operating expenses	10,453,182	4,291,281	19,416,715	7,715,149

Operating income (loss)	1,040,734	(1,397,060)	2,118,122	(3,451,596)
Non-operating income (expenses)
Interest expense and other finance expenses	(1,077,444)	—	(1,993,346)	—
Gain on bargain purchase	—	—	5,761,854	—
Equity in earnings from unconsolidated joint ventures	734,234	18,200	977,513	18,200
Interest Income	247	288,556	13,717	702,117
Net Income (Loss) Attributable to Retail Opportunity Investments Corp.	$697,771	$(1,090,304)	$6,877,860	$(2,731,279)
Basic and diluted per share:	$0.02	$(0.03)	$0.16	$(0.07)
Dividends per common share	$0.09	$0.06	$0.17	$0.06

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interests	Equity
Balance at December 31, 2010	41,638,100	$4,164	$403,915,775	$(12,880,840)	$(517,918)	$2,389	$390,523,570
Compensation expense related to options granted	—	—	114,102	—	—	—	114,102
Compensation expense related to restricted stock grants	—	—	969,167	—	—	—	969,167
Cash dividends ($.17 per share)	—	—	—	(7,133,911)	—	—	(7,133,911)
Dividends payable to officers	—	—	—	(18,913)	—	—	(18,913)
Comprehensive income
Net Income Attributable to Retail Opportunity Investments Corp.	—	—	—	6,877,860	—	—	6,877,860
Unrealized loss on swap derivative	—	—	—	—	(2,053,102)	—	(2,053,102)
Total other comprehensive income							4,824,758
Balance at June 30, 2011	41,638,100	$4,164	$404,999,044	$(13,155,804)	$(2,571,020)	$2,389	$389,278,773

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited)

	For the Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,877,860	$(2,731,279)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	8,771,196	1,282,229
Amortization of deferred financing costs and mortgage premium	89,926	—
Gain on bargain purchase	(5,761,854)	—
Straight-line rent adjustment	(1,007,580)	(254,205)
Amortization of above and below market rent	(1,046,205)	(167,090)
Amortization relating to stock based compensation	1,083,269	458,293
Provisions for tenant credit losses	612,777	182,050
Equity earned in earnings from unconsolidated joint ventures	(977,513)	(18,200)
Distributions of cumulative earnings from unconsolidated joint ventures	544,014	—
Change in operating assets and liabilities
Mortgage escrows	(126,496)	—
Tenant receivables	(979,565)	(349,573)
Prepaid expenses	151,700	(210,207)
Accounts payable and accrued expenses	(1,384,216)	(2,339,143)
Other asset and liabilities, net	(294,179)	471,067
Net cash provided by (used in) operating activities	6,553,134	(3,676,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(81,501,498)	(93,500,615)
Investments in mortgage notes receivables	(10,000,000)	—
Investments in unconsolidated joint ventures	(18,977,217)	(7,781,800)
Proceeds received from unconsolidated joint ventures	18,596,294	—
Proceeds from the sale of land	159,973	—
Improvements to properties	(1,727,320)	(491,930)
Deposits on real estate acquisitions	(2,000,000)	(2,000,000)
Disbursements relating to notes receivable	—	(1,015,708)
Construction escrows and other	1,979,547	—
Net cash (used in) investing activities	(93,470,221)	(104,790,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment on mortgages	(356,904)	—
Proceeds from the draw on revolving credit facility	25,000,000	—
Dividends paid to common shareholders	(7,133,911)	(2,508,283)
Contributions from consolidated joint venture minority interests, net	—	2,389
Net cash provided by (used in) financing activities	17,509,185	(2,505,894)
Net decrease in cash and cash equivalents	(69,407,902)	(110,972,005)
Cash and cash equivalents at beginning of period	84,736,410	383,240,827
Cash and cash equivalents at end of period	$15,328,508	$272,268,822

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011
(unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Business

Retail Opportunity Investments Corp. (the "Company") is a fully integrated and self-managed real estate investment trust ("REIT"), primarily focused on investing in, acquiring, owning, leasing, repositioning and managing a diverse portfolio of well located necessity-based community and neighborhood shopping centers, anchored by national or regional supermarkets and drugstores.  The Company targets properties strategically situated in densely populated, middle and upper income markets in the eastern and western regions of the United States.  In addition, the Company supplements its direct purchases of retail properties with first mortgages or second mortgages, mezzanine loans, bridge or other loans and debt investments related to retail properties, which are referred to collectively as "real estate-related debt investments," in each case provided that the underlying real estate meets the Company's criteria for direct investment.  The Company's primary focus with respect to real estate-related debt investments is to capitalize on the opportunity to acquire control positions that will enable the Company to obtain the asset should a default occur.  These properties and investments are referred to as the Company's target assets.

 The Company was incorporated in Delaware in July 2007 and converted to a Maryland corporation on June 2, 2011.  The Company was initially formed as a special purpose acquisition company.  The Company commenced its current business operations in October 2009 following the approval by stockholders and warrantholders of a series of proposals contemplated by the Framework Agreement, dated August 7, 2009 (the "Framework Agreement"), between the Company and NRDC Capital Management, LLC (the "Sponsor") that allowed the Company to continue its business as a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with the Company's taxable year ended December 31, 2010 (the "Framework Transactions").  The Company is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and the Company conducts substantially all of its business through, its wholly-owned operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "operating partnership"), and its subsidiaries.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board ("FASB") issued guidance on the disclosure of supplementary pro forma information for business combinations.  Effective for periods beginning after December 15, 2010, the guidance specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  While the Company is currently evaluating the effect of the adoption of this guidance, it currently believes that its adoption will not have a material impact on its consolidated financial statements.

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring.  The guidance related to disclosures of financing receivables as of the end of a reporting period is required to be adopted for interim and annual reporting periods ending on or after December 15, 2010.  The financing receivables disclosures related to the activity that occurs during a reporting period are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010.  The troubled debt restructuring disclosure is effective for interim and annual periods ending after June 15, 2011.  Adoption of the remaining guidance for the annual reporting period ending December 31, 2010 resulted in additional disclosures in the Company's consolidated financial statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009.  Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, resulted in additional disclosures in the Company's consolidated financial statements.  The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010.  The adoption of the guidance did not have a material effect on the consolidated financial statements at June 30, 2011.

In June 2011, the FASB issued updated guidance on disclosures relating to the reporting of other comprehensive income.  The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of equity.  The updated guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011.  While the Company is currently evaluating the effect of the adoption of this guidance, it currently believes that its adoption will not have a material impact on its consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Company assesses the accounting treatment for each joint venture.  This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIEs, the Company reviews such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance.  In situations where the Company or its partner approves, among other things, the annual budget, receives a detailed monthly reporting package from the Company, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture's tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, the Company does not consolidate the joint venture as it considers these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture.  The Company's joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.  As of June 30, 2011 the Company did not have any VIEs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables, the valuation of options and warrants and derivatives.  Actual results could differ from these estimates.

Federal Income Taxes

Commencing with the Company's taxable year ended December 31, 2010, the Company has elected to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the "Code").  Under those sections, a REIT that, among other things, distributes at least 90% of REIT taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.

Although it may qualify as a REIT for U.S. federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary ("TRS") is fully subject to U.S. federal, state and local income taxes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of June 30, 2011, the tax years 2007 through and including 2010 remain open to examination by the Internal Revenue Service ("IRS") and state taxing authorities.  During the six months ended June 30, 2011 the IRS requested an examination of the Company's 2009 federal tax return.  The examination is ongoing as of the date of this report.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the six months ended June 30, 2011 and 2010, capitalized costs related to the improvements or replacement of real estate properties were approximately $2.4 million and $331,000, respectively.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases).  Acquired lease intangible assets include above-market leases and acquired in-place leases in the accompanying consolidated balance sheet.  The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management's determination of the relative fair values of these assets.  In valuing an acquired property's intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand.  Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.  Leasing commissions, legal and other related costs ("lease origination costs") are classified as deferred charges in the accompanying consolidated balance sheet.

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

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended June 30, 2011 and 2010 of $253,508 and $516,511, respectively and $428,613 and approximately $1.0 million during the six months ended June 30, 2011 and 2010, respectively.

Regarding the Company's 2011 property acquisitions (see Note 2), the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

For the three months ended June 30, 2011 and 2010, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was approximately $532,000 and $114,000, respectively.  For the six months ended June 30, 2011 and 2010, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was approximately $1.1 million and $167,000, respectively.  The net amortization amounts are included in base rents in the accompanying consolidated statements of operations.

During the six months ended June 30, 2011, the Company adjusted the fair values of two liabilities resulting from deferred payments to the sellers of two of its properties.  The re-measurements resulted in a $191,402 and $695,626 reduction to the liability during the three months and six months ended June 30, 2011, respectively, which was recorded as a reduction to property operating expenses in the accompanying consolidated statements of operations.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of its real estate investments is impaired at June 30, 2011.

The Company reviews its investments in its unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the value of any of its unconsolidated joint ventures is impaired at June 30, 2011.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in banks and money market depository accounts with U.S. financial institutions with original maturities of less than ninety days.  These balances in the United States may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits.

Restricted Cash

The terms of several of the Company's mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders.  Such "restricted cash" is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.  Restricted cash at December 31, 2010, also included $2.0 million held by a bank in an interest bearing account to secure a contingent letter of credit obligation.  The letter of credit expired undrawn and the $2.0 million was returned to the Company in May 2011.

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

During the six months ended June 30, 2011, the Company wrote off a tenant's unamortized lease incentive balance and straight line rent receivable balance of  approximately $574,000 and $138,000, respectively, as a result of the tenant terminating its lease prior to the expiration date.  The amounts were recorded as a reduction to base rents in the accompanying consolidated statements of operations.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at June 30, 2011 and December 31, 2010 was approximately $1.3 million and $542,300, respectively.

Depreciation and Amortization

The Company uses the straight-line method for depreciation and amortization.  Buildings are depreciated over the estimated useful lives which the Company estimates to be 39-40 years.  Property improvements are depreciated over the estimated useful lives that range from 10 to 20 years.  Furniture and fixtures are depreciated over the estimated useful lives that range from 3 to 10 years.  Tenant improvements are amortized over the shorter of the life of the related leases or their useful life.

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization as of June 30, 2011 and December 31, 2010, were approximately $2.5 million and $861,000, respectively.

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

As of June 30, 2010, the effect of the 41,400,000 warrants to purchase the Company's common stock  (the "Public Warrants") issued in connection with the Company's initial public offering (the "Public Offering"), the 8,000,000 warrants (the "Private Placement Warrants") purchased by the Sponsor simultaneously with the consummation of the Public Offering, and the restricted stock and options granted in 2009 were not included in the calculation of diluted EPS since the effect would be anti-dilutive since the Company reported a net loss during this period.

The following table sets forth the reconciliation between basic and diluted EPS:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Denominator:
Denominator for basic EPS – weighted average common shares	41,964,183	41,569,675	41,905,439	41,569,675
Effect of dilutive securities:
Restricted stock awards	41,965	—	40,910	—
Stock Options	10,446	—	7,026	—
Denominator for diluted EPS – weighted average common equivalent shares.	42,016,594	41,569,675	41,953,375	41,569,675

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 6.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  Restricted stock grants vest based upon the completion of a service period ("time-based grants") and/or the Company meeting certain established financial performance criteria ("performance-based grants").  Time-based grants are valued according to the market price for the Company's common stock at the date of grant.  For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company's policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and restricted stock are expensed as compensation on a current basis over the vesting period.

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

Cash Flows

Supplemental Consolidated Statements of Cash Flow Information

	For the Six Months Ended
	June 30, 2011	June 30, 2010
Supplemental disclosure of cash activities:
Cash paid for Federal and New York state income taxes	$85,075	$—
Interest paid	1,627,582	—
Supplemental disclosure of non-cash activities:
Purchase accounting allocations:
Intangible lease liabilities	14,480,485	4,106,087
Earn out obligation	(695,626)	—
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	2,499,000	—
Accrued real estate improvement costs	42,670	30,655

2.	Real Estate Investments

The following real estate investment transactions have occurred during the six months ended June 30, 2011.

Property Acquisitions

On January 3, 2011, the Company acquired a shopping center located in Oceanside, California (the "Market Del Rio Property"), for a purchase price of $35.7 million.  The Market Del Rio Property is a shopping center of 177,136 square feet.  The Market Del Rio Property is anchored by State Brothers Market and Walgreens.  The property was acquired with cash.

On January 6, 2011, the Company acquired a shopping center located in Pinole, California (the "Pinole Vista Property"), for a purchase price of $20.8 million.  The Pinole Vista Property is a shopping center of 165,025 square feet.  The Pinole Vista Property is anchored by Kmart and Dollar Tree, and shadow anchored by Lucky (Samarth).  The property was acquired with cash.

On February 17, 2011, the Company obtained ownership of three grocery-anchored neighborhood shopping Centers (collectively, the "Lakha Properties"), which secured three of four loans ("CA Loans") purchased during the year ended December 31, 2010 for $50.0 million.  The Company obtained ownership of the Lakha Properties pursuant to a Conveyance in Lieu of Foreclosure Agreement, dated as of January 28, 2011.  The consideration for the title to the Lakha Properties included additional payments of approximately $2.3 million.  The fourth loan was secured by a second mortgage on an office building in Washington.  The Company attributed no value to the second mortgage when it was acquired since that the outstanding principal balance of the senior mortgage of the property, which was held by a third party, exceeded the value of the property.  As such, in connection with the deed-in-lieu transaction, the Company agreed to extinguish the forth loan and remove its lien on the property.

The three Lakha Properties are as follows:

•
Desert Springs Marketplace, a shopping center located in Palm Desert, California.  Desert Springs Marketplace is a grocery-anchored neighborhood shopping center of 105,157 square feet and was 97.0% leased at June 30, 2011.

•
Mills Shopping Center, a shopping center located in Rancho Cordova, California.  Mills Shopping Center is a grocery-anchored neighborhood shopping center of 238,981 square feet and was 90.8% leased at June 30, 2011.

•
Nimbus Winery Shopping Center, a shopping center located in Rancho Cordova, California.  Nimbus Winery Shopping Center is a grocery-anchored neighborhood shopping center of 74,998 square feet and was 66.0% leased at June 30, 2011.

On May 20, 2011, the Company acquired a shopping center located in Stockton, California (the "Morada Ranch Property"), for a purchase price of $23.8 million.  The Morada Ranch Property is a shopping center of 101,842 square feet.  The Morada Ranch Property is anchored by Raley's Supermarket.  The property was acquired with cash.

June 30, 2011 (unaudited)
ASSETS
Land	$39,830,010
Building and improvements	97,962,575
Acquired lease intangible asset	11,740,665
Deferred charges	3,183,465
Assets acquired	152,716,715
Acquired lease intangible liability	14,480,485
Liabilities assumed	$14,480,485

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the six months ended June 30, 2011 and 2010, adjusted to give effect of these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Statement of operations:
Revenues	$11,672,227	$11,799,397	$23,220,584	$22,773,225
Property operating and other expenses	3,231,954	3,743,738	5,888,996	7,179,007
Depreciation and amortization	4,651,783	5,489,799	9,613,883	10,915,781
Net income attributable to Retail Opportunity Investments Corp.	$3,788,490	$2,565,860	$7,717,705	$4,678,437

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the six months ended June 30, 2011 for the properties acquired during the six months ended June 30, 2011.

Statement of operations:	For the Six Months Ended June 30, 2011
Revenues	$5,811,194
Property operating and other expenses	1,674,009
Depreciation and amortization	2,780,075
Net income attributable to Retail Opportunity Investments Corp.	$1,357,109

Mortgage Notes Receivable

During the six months ended June 30, 2011, the Company made a $10.0 million mortgage loan to the joint venture that owns the Crossroads Shopping Center as per the joint venture agreement.  The Company owns a 49% equity interest in the joint venture.  The interest due on the loan is 8% per annum and matures on September 1, 2015, which is coterminous with the existing first mortgage.  A portion of the proceeds from the loan were used by the joint venture to pay off an existing second mortgage on the property.

Unconsolidated Joint Ventures

At June 30, 2011, and December 31, 2010, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses).

	June 30, 2011	December 31, 2010
Wilsonville OTS LLC (95%)	$4,484,325	$4,484,325
Crossroads Shopping Center (49%)	13,181,454	12,295,030
Mortgage note receivable secured by Riverside Plaza (50%)	7,878,000	7,800,000
Total	$25,543,779	$24,579,355

The Company completed one transaction related to unconsolidated joint ventures during the six months ended June 30, 2011.  On March 22, 2011, through a 50/50 joint venture with Winthrop Realty Trust, the Company acquired two maturity defaulted first mortgage loans that are secured by two grocery-anchored shopping centers for a purchase price of approximately $36.2 million.  The purchase price represents the aggregate outstanding principal balance due under the loans.  Both loans provided for default interest rate of 4.0% over the regular interest rate of 4.92%.  The Company's $18.0 million investment was funded by available cash.  In May 2011, the borrower paid the joint venture the principal balance and unpaid interest in the amount of $37.5 million in full satisfaction of the notes.  The Company received $18.8 million of the proceeds.

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

3.	Mortgage Notes Payables and Bank Lines of Credit

The first mortgage notes payable collateralized by respective properties and assignment of leases at June 30, 2011 and December 31, 2010, respectively, were as follows:

Property	Maturity Date	Interest Rate	June 30, 2011	December 31, 2010
Heritage Market Center	December 2011	7.11%	$11,419,228	$11,538,777
Cascade Summit Town Square	July 2012	7.25%	7,013,773	7,124,718
Gateway Village I	February 2014	5.58%	6,945,725	7,011,658
Gateway Village II	May 2014	5.73%	7,098,595	7,159,072
Gateway Village III	July 2016	6.10%	7,580,000	7,580,000
			40,057,321	40,414,225
Mortgage Premium			1,517,413	2,002,875
Total mortgage notes payable			$41,574,734	$42,417,100

The Company has an unsecured revolving credit facility (the "facility") with several banks.  The facility provides for borrowings of up to $175.0 million and contains an accordion feature, which allows the Company to increase the facility amount up to an aggregate of $250.0 million subject to commitments and other conditions.  The facility has an initial maturity date of December 1, 2012 with an option that allows the Company to extend the facility for one year upon satisfaction of certain conditions.  Interest on outstanding amounts is at a rate equal to an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for Dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus one-half of 1%, (b) the rate of interest announced by Bank of America, N.A. as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate")  The Company is obligated to pay (i) an unused facility fee of (a) 0.50% if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.40% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, and (ii) a fronting fee with respect to each letter of credit issued under the credit agreement. The facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at June 30, 2011.  As of June 30, 2011 the Company had outstanding $25.0 million with an average interest rate of 2.94% under the facility.  The Company has $150 million available to borrow under the facility at June 30, 2011.

4.	Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of June 30, 2011 and 2010, there were no shares of preferred stock outstanding.

5.	Common Stock and Warrants

On June 23, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock, par value $0.0001 per share, having aggregate sales proceeds of $50,000,000, from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated will act as sales agent and/or principal.  As of June 30, 2011, the Company did not sell any shares under the sales agreement.

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

Warrant Repurchase

In May 2010, the Company's board of directors authorized a warrant repurchase program to repurchase up to a maximum of $40.0 million of the Company's warrants.  To date, the Company has not repurchased warrants under such program.

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

Restricted Stock

During the six months ended June 30, 2011, the Company awarded 276,000 shares of restricted common stock under the 2009 Plan of which 111,250 are performance-based grants and the remainder of the shares are time based grants.  The performance based grants vest in three equal annual tranches, depending on the Company achieving an 8% total return to shareholders, or exceeding the top one-third of a certain peer group of companies over a three-year period from December 30, 2010, through December 31, 2013.  An independent appraisal Company determined the value of the performance-based grants to be $9.62 per share, compared to a market price at the date of grant of $10.88.

As of June 30, 2011, there remained a total of $3.4 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.65 years (irrespective of achievement of the performance grants).  For the three months ended June 30, 2011 and 2010, amounts charged to compensation expense totaled approximately $494,000 and $189,000, respectively.  For the six months ended June 30, 2011 and 2010, amounts charged to compensation expense totaled approximately $969,000 and $378,000, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of June 30, 2011, and changes during the six months ended June 30, 2011 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	161,333	$10.27
Granted	276,000	10.31
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2011	437,333	$10.30

Stock Options

During the six months ended June 30, 2011, the Company awarded a total of 102,000 options to purchase shares under the 2009 Plan.  The Company has used the Monte Carlo method for purposes of estimating the fair value in determining compensation expense for the options that were granted during the six months ended June 30, 2011.  The assumption for expected volatility has a significant effect on the grant fair value.  Volatility is determined based on the historical volatilities of REITs similar to the Company.  The Company used the simplified method to determine the expected life which is calculated as an average of the vesting period and the contractual term.  The fair value for the options awarded by the Company during the six months ended June 30, 2011, was estimated at the date of the grant using the following weighted-average assumptions.  There were no options awarded during the six months ended June 30, 2010.

Six Months Ended June 30, 2011
Average volatility	26.0%
Expected dividends	$0.12
Expected life (in years)	6.0 to 6.5
Risk-free interest rate (range)	2.59% to 2.73%

A summary of options activity as of June 30, 2011, and changes during the six months ended June 30, 2011 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	235,000	$10.25
Granted	102,000	10.88
Exercised	—	—
Expired	—	—
Outstanding at June 30, 2011	337,000	$10.46
Exercisable at June 30, 2011	73,667	$10.26

For the three months ended June 30, 2011 and 2010, the amounts charged to compensation expense totaled approximately $57,000 and $40,000, respectively.  For the six months ended June 30, 2011 and 2010, the amounts charged to compensation expense totaled approximately $114,000 and $80,000, respectively.  The total unearned compensation at June 30, 2011 was approximately $440,000.  The shares vest over an average period of 1.93 years.

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

The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierachy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets and accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments.  Mortgage notes receivable are based on the actual disbursements incurred for these recent acquisitions.  Mortgage notes payable and the credit facility were recorded at their fair value at the time the mortgages were assumed and are estimated to have a fair value of approximately $66.8 million as of June 30, 2011.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2011.  Although the Company is not aware of any factors that would significantly affect the reasonable fair value amount, such amount have not been comprehensively re-valued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

During the year ended December 31, 2010, the Company entered into a $25 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued in 2011.  The swap has a maturity date of April 15, 2021.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the six months ended June 30, 2011, the Company recorded $98,925 of hedge ineffectiveness related to this swap as the swap became effective but the Company has not yet undertaken its planned debt issuance.

During the year ended December 31, 2010, the Company entered into a $50 million forward starting interest rate swap with PNC Bank.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between July 1, 2011 and December 31, 2013.  The swap has a maturity date of July 1, 2018.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the six months ended June 30, 2011, the Company recorded $10,681 of ineffectiveness related to this swap as a result of a mismatch in the hedged instrument.

On May 25, 2011, the Company entered into a $50 million forward starting interest rate swap with Bank of Montreal.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between April 2, 2012 and March 1, 2015.  The swap has a maturity date of April 1, 2019.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the six months ended June 30, 2011, the Company realized no ineffectiveness as a result of the hedging relationship.

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities.  The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2011 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2011

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$(2,499,001)	$—	$(2,499,001)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt.  During the next twelve months, the Company estimates that $2.5 million will be reclassified as an increase to interest expense.

As of June 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of instruments	Notional
Interest rate swap	3	$125,000,000

As of June 30, 2011, the Company had no outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of June 30, 2011 and December 31, 2010, respectively:

Derivatives designed as hedging instruments	Balance sheet location	June 30, 2011 Fair Value (liability)	December 31, 2010 Fair Value (liability)
Interest rate products	Other liabilities	$(2,499,001)	$(517,918)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the six months ended June 30, 2011 and 2010, respectively.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from Accumulated OCI into Interest Expense (Effective Portion)		Amount of Gain or (Loss) Recognized in Interest Expense on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	2011	2010	2011	2010
For the three months ended June 30,
Interest rate products	$2,500,747	$868,889	$—	$—	$109,606	$—
Total	$2,500,747	$868,889	$—	$—	$109,606	$—
For the six months ended June 30,
Interest rate products	$2,053,151	$868,889	$—	$—	$109,557	$—
Total	$2,053,151	$868,889	$—	$—	$109,557	$—

9.	Commitments and Contingencies

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

The Company has entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, an entity wholly owned by four of the Company's current and former directors.  Pursuant to the Transitional Shared Facilities and Services Agreement, NRDC Real Estate Advisors, LLC provides the Company with access to, among other things, their information technology and office space.  For the three and six months ended June 30, 2011 and 2010, the Company incurred $22,500 and $45,000, respectively, of expenses relating to the agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.

In May 2010, the Company entered into a Shared Facilities and Service Agreement effective January 1, 2010 with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement, the Company is provided the use of office space and other resources for a monthly fee of $1,938.  For the six months ended June 30, 2011 and 2010, the Company incurred $11,628 of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.

11.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from July 1, 2011 to the date the financial statements are issued and discloses the following items:

On July 8, 2011, the Company acquired the property known as Country Club Gate Shopping Center located in Pacific Grove, California for a purchase price of $22.8 million. Country Club Gate Shopping Center is 109,331 square feet and is anchored by a Save Mart Supermarket and Rite Aid store.  The property was acquired with cash of $10.0 million and the assumption of an existing mortgage of $12.8 million.

On July 29, 2011, the Company acquired the property known Canyon Park Shopping Center located in Bothell, Washington for a purchase price of $18.4 million.  Canyon Park Shopping Center is 121,713 square feet and is anchored by an Albertsons and Rite Aid.  The property was acquired with cash.

On August 3, 2011, the Company acquired the property known as Renaissance Towne Center located in La Jolla, California for a purchase price of $23.8 million.  Renaissance is 53,074 square feet and is anchored by CVS Pharmacy.  The property was acquired with cash of $6.4 million and the assumption of an existing mortgage of $17.4 million.

In August 2011, the Company entered into a lease agreement effective July 1, 2011 with an officer of the Company.  Pursuant to the lease agreement, the Company is provided the use of storage for a monthly fee of $395.

On July 29, 2011, the Company's board of directors declared a cash dividend on its common stock of $0.10 per share, payable on September 15, 2011 to holders of record on August 31, 2011.

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

•	the level of rental revenue and net interest income we achieve from our target assets;
•	the market value of our assets and the supply of, and demand for, retail real estate and real estate-related debt investments in which we invest;
•	the length of the current economic downturn;
•	the conditions in the local markets in which we will operate, as well as changes in national economic and market conditions;
•	consumer spending and confidence trends;
•	our ability to enter into new leases or to renew leases with existing tenants at the properties we acquire at favorable rates;
•	our ability to anticipate changes in consumer buying practices and the space needs of tenants;
•	the competitive landscape impacting the properties we acquire and their tenants;
•	our relationships with our tenants and their financial condition;
•	our ability to qualify as a REIT for U.S. federal income tax purposes;
•	our use of debt as part of our financing strategy and our ability to make payments or to comply with any covenants under any borrowings or other debt facilities we obtain;
•	the level of our operating expenses, including amounts we are required to pay to our management team and to engage third party property managers;
•	changes in interest rates that could impact the market price of our common stock and the cost of our borrowings; and
•	legislative and regulatory changes (including changes to laws governing the taxation of real estate investment trusts ("REITs")).

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

The Company was incorporated in Delaware in July 2007 and converted to a Maryland corporation on June 2, 2011.   The Company was initially formed as a special purpose acquisition company.  The Company commenced its current business operations in October 2009 following the approval by stockholders and warrantholders of a series of proposals contemplated by the Framework Agreement, dated August 7, 2009 (the "Framework Agreement"), between the Company and NRDC Capital Management, LLC the ("Sponsor") that allowed the Company to continue its business as a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with the Company's taxable year ended December 31, 2010 (the "Framework Transactions").  The Company is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and the Company conducts substantially all of its business through, its wholly-owned operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "operating partnership"), and its subsidiaries.

As of June 30, 2011, the Company's portfolio consisted of 23 shopping centers in California, Oregon and Washington which contained approximately 2.4 million net rentable square feet and were approximately 91.8% leased.  During the six months ended June 30, 2011, the Company leased or renewed a total of 206,294 square feet in its portfolio.  In addition, the Company owned a 49% ownership interest in Crossroads Shopping Center, a 464,822 square foot shopping center situated on approximately 40 acres of land, which is currently 90% leased.  The Company also owned a 95% interest in a development property joint venture, and a 50% interests in a joint ventures that owns a mortgage notes receivables.

Subsequent Events

On July 8, 2011, the Company acquired the property known as Country Club Gate Shopping Center located in Pacific Grove, California for a purchase price of $22.8 million. Country Club Gate Shopping Center is 109,331 square feet and is anchored by a Save Mart Supermarket and Rite Aid store.  The property was acquired with cash of $10.0 million and the assumption of an existing mortgage of $12.8 million.

On July 29, 2011, the Company acquired the property known Canyon Park Shopping Center located in Bothell, Washington for a purchase price of $18.4 million.  Canyon Park Shopping Center is 121,713 square feet and is anchored by an Albertsons and Rite Aid.  The property was acquired with cash.

On August 3, 2011, the Company acquired the property known as Renaissance Towne Center located in La Jolla, California for a purchase price of $23.8 million.  Renaissance is 53,074 square feet and is anchored by CVS Pharmacy.  The property was acquired with cash of $6.4 million and the assumption of an existing mortgage of $17.4 million.

In August 2011, the Company entered into a lease agreement effective July 1, 2011 with an officer of the Company.  Pursuant to the lease agreement, the Company is provided the use of storage for a monthly fee of $395.

On July 29, 2011, the Company's board of directors declared a cash dividend on its common stock of $0.10 per share, payable on September 15, 2011 to holders of record on August 31, 2011.

Factors Impacting Our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the following:

•
Our ability to identify and acquire retail real estate and real estate-related debt investments that meet our investment standards and the time period required for us to acquire our initial portfolio of our target assets;

•	The level of rental revenue and net interest income we achieve from our target assets;
•	The market value of our assets and the supply of, and demand for, retail real estate and real estate-related debt investments in which we invest;
•	The length of the current economic downturn;
•	The conditions in the local markets in which we will operate, as well as changes in national economic and market conditions;
•	Consumer spending and confidence trends;
•	Our ability to enter into new leases or to renew leases with existing tenants at the properties we acquire at favorable rates;
•	Our ability to anticipate changes in consumer buying practices and the space needs of tenants;
•	The competitive landscape impacting the properties we acquire and their tenants;
•	Our relationships with our tenants and their financial condition;
•	Our ability to qualify as a REIT for U.S. federal income tax purposes;
•	Our use of debt as part of our financing strategy and our ability to make payments or to comply with any covenants under any borrowings or other debt facilities we obtain;
•	The level of our operating expenses, including amounts we are required to pay to our management team and to engage third party property managers;
•	Changes in interest rates that could impact the market price of our common stock and the cost of our borrowings; and
•	legislative and regulatory changes (including changes to laws governing the REITs).

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

In accordance with the Financial Accounting Standards Board ("FASB") guidance relating to business combinations, which, among other things, requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, the costs of completed acquisitions will reduce our FFO.  Acquisition costs for the three months ended June 30, 2011 and 2010 were approximately $253,600 and $516,500, respectively.  Acquisition costs for the six months ended June 30, 2011 and 2010 were approximately $428,700 and $1.0 million, respectively.

However, FFO:

•
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net income (Loss) for period	$697,771	$(1,090,304)	$6,877,860	$(2,731,279)
Plus: Real property depreciation	1,986,141	406,680	3,789,605	581,459
Amortization of tenant improvements and allowances	624,648	49,719	1,190,511	76,539
Amortization of deferred leasing costs	2,368,151	382,284	4,689,974	624,230
Funds from (used in) operations	$5,676,711	$(251,621)	$16,547,950	$(1,449,051)

Net Cash Provided by (Used in):
Operating Activities	$2,517,103	$(456,757)	$6,553,134	$(3,676,058)
Investing Activities	$(6,995,507)	$(54,783,370)	$(93,470,221)	$(104,790,053)
Financing Activities	$8,042,819	$(2,508,283)	$17,509,185	$(2,505,894)

Results of Operations

At June 30, 2011, the Company had equity interests in 25 properties, of which 23 are consolidated in the accompanying financial statements and two are accounted for under the equity method of accounting.  The Company believes, because of the location of the properties in densely populated areas, the nature of its investment provides for relatively stable revenue flows even during difficult economic times.  The Company expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy, while maintaining a strong capital structure with manageable debt.

Results of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

During the three months ended June 30, 2011, the Company generated net income of approximately $698,000 compared to a net loss of approximately $1.1 million incurred during the three months ended June 30, 2010.  The substantial cause of the differences during the two periods resulted from higher operating income (net of depreciation and amortization) from owned properties as a result of an increase in the number of properties owned in 2011.  As of June 30, 2011, the Company owned 23 properties which generated operating income (net of depreciation and amortization) of approximately $3.5 million for the three months ended June 30, 2011.  In comparison, as of June 30, 2010, the Company owned 8 properties which generated operating income (net of depreciation and amortization) of approximately $1.2 million.  During the three months ended June 30, 2011, the Company generated approximately $734,000 from its investments in unconsolidated joint ventures.  Income in 2011 from investments in unconsolidated joint ventures was generated from two investments in mortgage notes receivable and an investment in a shopping center.  The Company generated $18,200 from unconsolidated joint venture as of June 30, 2010 which represented income from an investment in one mortgage note.  During the three months ended June 30, 2011, the Company generated mortgage interest of approximately $320,000 from mortgage notes receivables by comparison; the Company did not generate mortgage interest during the three months ended June 30, 2010.  The Company incurred property acquisition costs during the three months ended June 30, 2011 of approximately $253,600 compared to $516,500 incurred during the comparable period in 2010.  Property acquisition costs were higher in 2010 due to a greater number of acquisitions during this period as compared to the three months ended June 30, 2011.  General & administrative expenses increased to approximately $2.5 million during the three months ended June 30, 2011 from approximately $2.1 million during the comparable period in 2010 due to additional costs incurred from the increase in the number of properties owned in 2011 compared to 2010.  During the three months ended June 30, 2011, interest income recognized was approximately $288,000 lower than the corresponding period in 2010 due to lower cash balances in 2011 resulting from the utilization of cash to purchase properties and mortgage notes after June 30, 2010.  During the three months ended June 30, 2011, the Company incurred approximately $1.1 million of interest expense from several first mortgage notes payable and from $25 million borrowed under its unsecured revolving credit facility.  The Company did not have any mortgage notes payable or unsecured revolving credit facility debt outstanding during the three months ended June 30, 2010.

Results of Operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

During the six months ended June 30, 2011, the Company generated net income of approximately $6.9 million compared to a net loss of approximately $2.7 million incurred during the six months ended June 30, 2010.  The substantial cause of the differences during the two periods resulted from higher operating income (net of depreciation and amortization) from owned properties as a result of an increase in the number of properties owned by the Company in 2011 compared to 2010.  As of June 30, 2011, the Company owned 23 properties which generated operating income (net of depreciation and amortization) of approximately $6.1 million.  In comparison, as of June 30, 2010 the Company owned 8 properties which generated operating income (net of depreciation and amortization) of approximately $1.8 million.  During the six months ended June 30, 2011, the Company generated mortgage interest of approximately $1.3 million from mortgage notes receivable.  The Company did not generate mortgage interest income during the six months ended June 30, 2010.  During the six months ended June 30, 2011 the Company generated approximately $977,500 from investments in unconsolidated joint ventures.  The income in 2011 from its investments in unconsolidated joint ventures was generated from two investments in mortgage notes receivable and an investment in a shopping center.  The Company generated $18,200 of income from unconsolidated joint venture as of June 30, 2010 which represented income from an investment in a mortgage note.  In addition, the Company recognized a $5.8 million bargain purchase gain in 2011, when recording the fair values of three properties that were acquired during the period through a Conveyance in Lieu of Foreclosure Agreement.  The Company incurred property acquisition costs during the six months ended June 30, 2011 of approximately $428,700 compared to $1.0 million that was incurred during the comparable period in 2010.  Property acquisition costs were higher in 2010 due to a greater number of acquisitions during the period as compared to the six months ended June 30, 2011.  General & administrative expenses increased to approximately $4.8 million during the six months ended June 30, 2011 from approximately $4.2 million during the comparable period in 2010 due to additional costs from the increase in the number of properties owned in 2011 compared to 2010.  During the six months ended June 30, 2011, interest income recognized was approximately $702,000 lower than the corresponding period in 2010 due to lower cash balances in 2011 resulting from the utilization of cash to acquire properties and mortgage notes after June 30, 2010.  During the six months ended June 30, 2011, the Company incurred approximately $2.0 million of interest expense from several first mortgage notes payable and from $25 million borrowed under its unsecured revolving credit facility.  The Company did not have any mortgage notes payable or unsecured revolving credit facility debt outstanding during the six months ended June 30, 2010.

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Buildings	39-40 years
Property Improvements	10-20 years
Furniture/Fixtures	3-10 years
Tenant Improvements	Shorter of lease term or their useful life

Asset Impairment

On a continuous basis, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in our plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of its rental properties is impaired at June 30, 2011.

The Company reviews its investments in its unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the value of its unconsolidated joint ventures is impaired at June 30, 2011.

REIT Qualification Requirements

The Company has elected to qualify to be taxed as a REIT under the Code, commencing with our taxable year ending December 31, 2010.  We believe that we have been organized and we intend to operate in a manner that will allow us to qualify for taxation as a REIT under the Code commencing with our taxable year ending December 31, 2010.  Qualification and taxation as a REIT depend on our ability to meet, on a continuing basis, through actual operating results, distribution levels, and diversity of stock ownership, various qualification requirements imposed upon REITs by the Code.  In addition, our ability to qualify as a REIT may depend in part upon the operating results, organizational structure and entity classification for U.S. federal income tax purposes of certain entities in which we invest.  Our ability to qualify as a REIT for a particular year also requires that we satisfy certain asset and income tests during such year, some of which depend upon the fair market values of assets directly or indirectly owned by us.  Such values may not be susceptible to a precise determination.  Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

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

The Company has an unsecured revolving credit facility with several banks.  The facility provides for borrowings of up to $175.0 million and contains an accordion feature, which allows the Company to increase the facility amount up to an aggregate of $250.0 million subject to commitments and other conditions.  The facility has an initial maturity date of December 1, 2012 with an option that allows the Company to extend the facility for one year upon satisfaction of certain conditions.  Interest on outstanding amounts is at a rate equal to an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for Dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus one-half of 1%, (b) the rate of interest announced by Bank of America, N.A. as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate")  The Company is obligated to pay (i) an unused facility fee of (a) 0.50% if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.40% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, and (ii) a fronting fee with respect to each letter of credit issued under the credit agreement. The facility contains certain representations, financial and other covenants typical for this type of facility.  The Company's ability to borrow under the facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at June 30, 2011.  The Company had $25.0 million outstanding under the facility as of June 30, 2011.

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

Net Cash Flows from:

Operating Activities:

Net cash flows provided by operating activities amounted to $6.6 million during the six months ended June 30, 2011, compared to  net cash used in operating activities of $3.7 million in the comparable period of 2010.  Operating cash flows increased in 2011 primarily due to an increase in operating income from owned properties of approximately $11.8 million during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  This increase resulted from a significant increase in the Company's portfolio after June 30, 2010.  As of June 30, 2011, the Company owned 23 properties and had an equity interest in three joint ventures.  As of June 30, 2010, the Company owned 8 properties.

Investing Activities:

Net cash flows used by investing activities amounted to $93.5 million in the six months ended June 30, 2011, compared to $104.8 million in the comparable period in 2010.  During the six months ended June 30, 2011, the Company acquired three properties and a mortgage notes receivable for a total acquisition price of $92.2 million.  During the comparable period in 2010 the Company acquired seven properties, entered into an unconsolidated joint venture and acquired a mortgage note receivable for a total acquisition price of approximately $101.3 million.

Financing Activities:

Net cash flows provided by financing activities amounted to $17.5 million for the six months ended June 30, 2011, compared to cash flows used in financing activities of $2.5 million in the comparable period in 2010.  During the six months ended June 30, 2011, the Company received proceeds of $25.0 million from borrowings on its revolving credit facility to partially finance property and mortgage notes receivable acquisitions.  Partially offsetting this increase in financing activities was the payment of dividends to common stockholders of approximately $7.1 million.  Dividends of approximately $2.5 million were paid during the three months ended June 30, 2010.

Contractual Obligations

The following table presents the principal amount of the Company's long-term debt maturing each year, including amortization of principal based on debt outstanding at June 30, 2011.

	2011	2012	2013	2014	2015	Thereafter	Total
Contractual obligations:
Long-term debt principal payments (1)	$11,746,081	$7,346,051	$438,264	$13,535,984	$202,169	$6,788,772	$40,057,321
Earn-out obligations to the sellers of properties	—	—	3,775,954	—	—	—	3,775,954
Operating lease obligations	100,000	200,000	200,000	200,000	$200,000	10,800,000	11,700,000
Total	$11,846,081	$7,546,051	$4,414,218	$13,735,984	$402,169	$17,588,772	$55,533,275
______________
(1)	Does not include Mortgage premium of $1.5 million.

As of June 30, 2011, the Company did not have any capital lease obligations or purchase obligations.  Upon consummation of the Framework Transactions, the Company entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, pursuant to which NRDC Real Estate Advisors, LLC provides the Company with access to, among other things, their information technology and office space.  The Company pays NRDC Real Estate Advisors, LLC a monthly fee of $7,500 pursuant to the Transitional Shared Facilities and Services Agreement.

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

Leverage Policies

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its target assets and the diversification of its portfolio.  As of June 30, 2011, the Company had $25 million of borrowings outstanding on its revolving credit facility, which provides for borrowings of up to $175 million and contains an accordion feature that allows the Company the ability to increase the facility amount up to $250 million subject to commitments and other conditions.  The Company's ability to borrow under the facility is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at June 30, 2011.  The Company intends to continue to use traditional forms of financing, including mortgage financing and credit facilities.  In connection with the acquisition of properties, the Company may assume all or a portion of the existing debt on such properties.  In addition, the Company may acquire retail property indirectly through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposure is to changes in interest rates related to our debt.  There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

As of June 30, 2011, the Company had $25.0 million of variable-rate debt outstanding and $40.1 million of fixed-rate debt outstanding.

As of June 30, 2011, the Company has primarily used fixed-rate debt and three forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 8 of the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.  The Company entered into three forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company's interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of June 30, 2011, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	June 30, 2011 Value	Increase 50 basis points	Increase 100 basis points
$25M	$(3,376,926)	$(2,191,733)	$(1,060,017)	$16,344	$1,041,272
$50M	$(4,986,590)	$(3,258,216)	$(1,589,296)	$9,452	$1,550,530
$50M	$(3,723,499)	$(1,831,433)	$(133,131)	$1,433,558	$2,933,136

See Note 8 of the accompanying consolidated financial statements for a discussion on how the Company values derivative financial instruments.  The Company calculates the value of its interest rate swaps based upon the present value of the future cash flows expected to be paid and received on each leg of the swap.  The cash flows on the fixed leg of the swap are agreed to at inception and the cash flows on the floating leg of a swap change over time as interest rates change.  To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve which is constructed using LIBOR fixings, Eurodollar futures, and swap rates, which are observable in the market.  Both the fixed and floating legs' cash flows are discounted at market discount factors.  For purposes of adjusting its derivative valuations, the Company incorporates the nonperformance risk for both itself and its counterparties to these contracts based upon management's estimates of credit spreads, credit default swap spreads (if available) or Moody's KMV ratings in order to derive a curve that considers the term structure of credit.

As a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010, the Company's future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  The Company will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make real estate-related debt investments.  The Company's interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, the Company expects to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  In addition, the Company uses derivative financial instruments to manage interest rate risk.  The Company will not use derivatives for trading or speculative purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors.  Currently, the Company uses three interest rate swaps to manage its interest rate risk.  See Note 8 of the accompanying consolidated financial statements.

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

During the three months ended June 30, 2011, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, are any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A.  Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes to our risk factors during the six months ended June 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended June 30, 2011 that were not registered under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1
Agreement and Plan of Merger, by and between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, dated as of June 1, 2011.(1)

3.1	Articles of Amendment and Restatement of Retail Opportunity Investments Corp., a Maryland corporation.(2)

3.2	Bylaws of Retail Opportunity Investments Corp., a Maryland corporation.(2)

3.3
Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor, as filed with the State Department of Assessments and Taxation of Maryland on June 2, 2011.(2)

4.1	Specimen Unit Certificate.(3)

4.2	Specimen Warrant Certificate.(3)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company NRDC Acquisition Corp.(4)

4.5	Supplement and Amendment to Warrant Agreement by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of October 20, 2009.(3)

10.1	ATM Equity OfferingSM Sales Agreement, dated June 23, 2011, by and among the Company, Retail Opportunity Investments Partnership, LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated.(5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_________________
(1)	Incorporated by reference to Post Effective Amendment No. 1 to the Company's registration statement on Form S-3 filed on June 3, 2011 (File No. 333-163866).
(2)	Incorporated by reference to the Company's Current Report on the Form 8-K filed on June 3, 2011.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 26, 2009.
(4)	Incorporated by reference to the Company's registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(5)	Incorporated by reference to the Company's Current Report on the Form 8-K filed on June 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Registrant

Date: August 4, 2011	/s/ Stuart A. Tanz
Stuart A. Tanz President and Chief Executive Officer

Date: August 4, 2011	/s/ John B. Roche
John B. Roche Chief Financial Officer