Form 10-Q
period 2011-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2011-11-04
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes  [   ]   No [ x ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  42,152,391 shares of common stock, par value $0.0001 per share, outstanding as of November 2, 2011.

TABLE OF CONTENTS
Page

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Real Estate Investments:
Land	$167,170,306	$85,473,305
Building and improvements	393,113,359	187,259,539
	560,283,665	272,732,844
Less: accumulated depreciation	10,816,987	3,078,160
	549,466,678	269,654,684
Mortgage notes receivable	10,000,000	49,978,044
Investment in and advances to unconsolidated joint ventures	25,959,767	24,579,355
Real Estate Investments, net	585,426,445	344,212,083
Cash and cash equivalents	8,260,434	84,736,410
Restricted cash	1,684,162	2,838,261
Tenant and other receivables	5,039,050	2,055,881
Deposits	1,000,000	1,500,000
Acquired lease intangible asset, net of accumulated amortization	32,643,527	17,672,608
Prepaid expenses	451,200	798,655
Deferred charges, net of accumulated amortization	15,621,584	9,576,904
Other	575,318	801,700
Total assets	$650,701,720	$464,192,502

LIABILITIES AND EQUITY
Liabilities:
Revolving credit lines	$140,110,258	$—
Mortgage notes payables	60,440,142	42,417,100
Acquired lease intangibles liability, net of accumulated amortization	45,597,080	20,996,167
Accounts payable and accrued expenses	7,082,309	4,889,350
Tenants' security deposits	1,575,926	859,537
Other liabilities	17,316,326	4,506,778
Total liabilities	272,122,041	73,668,932
Commitments and Contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; 41,720,300 and 41,638,100 shares issued and outstanding	4,172	4,164
Additional paid-in-capital	406,203,187	403,915,775
Accumulated deficit	(14,789,556)	(12,880,840)
Accumulated other comprehensive loss	(12,840,513)	(517,918)
Total Retail Opportunity Investments Corp. shareholders' equity	378,577,290	390,521,181
Noncontrolling interests	2,389	2,389
Total equity	378,579,679	390,523,570
Total liabilities and equity	$650,701,720	$464,192,502

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues
Base rents	$10,469,729	$3,624,215	$26,440,798	$7,081,686
Recoveries from tenants	2,655,549	833,938	6,945,309	1,640,020
Mortgage interest	430,086	384,154	1,704,094	384,154
Total revenues	13,555,364	4,842,307	35,090,201	9,105,860

Operating expenses
Property operating	2,195,280	624,393	5,283,526	1,359,779
Property taxes	1,259,174	465,236	3,561,641	945,499
Depreciation and amortization	5,890,170	1,638,057	14,661,366	2,920,286
General & Administrative Expenses	2,427,693	2,132,811	7,253,816	6,347,101
Acquisition transaction costs	1,346,851	475,605	1,775,534	1,478,586
Total operating expenses	13,119,168	5,336,102	32,535,883	13,051,251

Operating income (loss)	436,196	(493,795)	2,554,318	(3,945,391)
Non-operating income (expenses)
Interest expense and other finance expenses	(1,739,279)	(76,837)	(3,732,625)	(76,837)
Gain on bargain purchases	3,687,205	—	9,449,059	—
Equity in earnings from unconsolidated joint ventures	159,989	234,000	1,137,502	252,200
Interest Income	772	234,030	14,489	936,147
Net Income (Loss) Attributable to Retail Opportunity Investments Corp.	$2,544,883	$(102,602)	$9,422,743	$(2,833,881)
Basic and diluted per share:	$0.06	$—	$0.22	$(0.07)
Dividends per common share	$0.10	$0.06	$0.27	$0.12

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interests	Equity
Balance at December 31, 2010	41,638,100	$4,164	$403,915,775	$(12,880,840)	$(517,918)	$2,389	$390,523,570
Compensation expense related to options granted	—	—	171,153	—	—	—	171,153
Compensation expense related to restricted stock grants	—	—	1,463,442	—	—	—	1,463,442
Proceeds from the sale of stock	82,200	8	928,010	—	—	—	928,018
Registration expenditures	—	—	(275,193)	—	—	—	(275,193)
Cash dividends ($0.27 per share)	—	—	—	(11,301,421)	—	—	(11,301,421)
Dividends payable to officers	—	—	—	(30,038)	—	—	(30,038)
Comprehensive income
Net Income Attributable to Retail Opportunity Investments Corp.	—	—	—	9,422,743	—	—	9,422,743
Unrealized loss on swap derivative	—	—	—	—	(12,322,595)	—	(12,322,595)
Total other comprehensive loss							(2,899,852)
Balance at September 30, 2011	41,720,300	$4,172	$406,203,187	$(14,789,556)	$(12,840,513)	$2,389	$378,579,679

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,422,743	$(2,833,881)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	14,661,366	2,920,286
Amortization of deferred financing costs and mortgage premium	54,379	—
Gain on bargain purchases	(9,449,059)	—
Straight-line rent adjustment	(1,916,217)	(654,465)
Amortization of above and below market rent	(1,442,362)	(329,703)
Amortization relating to stock based compensation	1,634,595	687,440
Provisions for tenant credit losses	1,074,506	450,952
Equity earned in earnings from unconsolidated joint ventures	(1,137,502)	(252,200)
Distributions of cumulative earnings from unconsolidated joint ventures	778,014	234,000
Change in operating assets and liabilities
Mortgage escrows	(531,561)	(255,483)
Tenant and other receivables	(2,141,458)	(918,370)
Prepaid expenses	347,455	(27,405)
Accounts payable and accrued expenses	1,869,199	(571,684)
Other asset and liabilities, net	599,130	1,553,890
Net cash provided by operating activities	13,823,228	3,377

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(190,142,575)	(180,739,795)
Investments in mortgage notes receivables	(10,000,000)	(7,838,500)
Investments in unconsolidated joint ventures	(19,467,218)	(3,664,530)
Proceeds received from unconsolidated joint ventures	18,596,294	—
Proceeds from the sale of land	159,973	—
Improvements to properties	(5,111,468)	(1,025,791)
Deposits on real estate acquisitions	(1,000,000)	(3,000,000)
Disbursements relating to notes receivable	—	(1,043,640)
Construction escrows and other	1,685,660	(176,353)
Net cash used in investing activities	(205,279,334)	(197,488,609)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment on mortgages	(11,950,416)	(18,051)
Net proceeds from the draw on revolving credit lines	140,110,258	—
Increase in deferred financing and other costs	(2,686,107)	—
Proceeds from the sale of stock	928,010	—
Registration expenditures	(120,194)	—
Dividends paid to common shareholders	(11,301,421)	(5,016,560)
Contributions from consolidated joint venture minority interests, net	—	2,389
Net cash provided by (used in) financing activities	114,980,130	(5,032,222)
Net decrease in cash and cash equivalents	(76,475,976)	(202,517,454)
Cash and cash equivalents at beginning of period	84,736,410	383,240,827
Cash and cash equivalents at end of period	$8,260,434	$180,723,373

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011
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

The Company was incorporated in Delaware in July 2007 and converted to a Maryland corporation in June 2011.  The Company was initially formed as a special purpose acquisition company.  The Company commenced its current business operations in October 2009 following the approval by stockholders and warrantholders of a series of proposals contemplated by the Framework Agreement, dated August 7, 2009 (the "Framework Agreement"), between the Company and NRDC Capital Management, LLC (the "Sponsor") that allowed the Company to continue its business as a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with the Company's taxable year ended December 31, 2010 (the "Framework Transactions").  The Company is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and the Company conducts substantially all of its business through, its wholly-owned operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "operating partnership"), and its subsidiaries.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board ("FASB") issued guidance on the disclosure of supplementary pro forma information for business combinations.  Effective for periods beginning after December 15, 2010, the guidance specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The adoption of the guidance did not have a material effect on the Company's consolidated financial statements at September 30, 2011.

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring.  The guidance related to disclosures of financing receivables as of the end of a reporting period is required to be adopted for interim and annual reporting periods ending on or after December 15, 2010.  The financing receivables disclosures related to the activity that occurs during a reporting period are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010.  The troubled debt restructuring disclosure is effective for interim and annual periods ending after June 15, 2011.  Adoption of the remaining guidance for the annual reporting period ended December 31, 2010 resulted in additional disclosures in the Company's consolidated financial statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009.  Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, resulted in additional disclosures in the Company's consolidated financial statements.  The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010.  The adoption of the guidance did not have a material effect on the Company’s consolidated financial statements at September 30, 2011.

In June 2011, the FASB issued updated guidance on disclosures relating to the reporting of other comprehensive income.  The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of equity.  The updated guidance is effective for fiscal years, and interim periods within those years beginning after December 15, 2011.  While the Company is currently evaluating the effect of the adoption of this guidance, it currently believes that its adoption will not have a material impact on the Company’s consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of September 30, 2011, the tax years 2007 through and including 2010 remain open to examination by the Internal Revenue Service ("IRS") and state taxing authorities.  During the nine months ended September 30, 2011, the IRS requested an examination of the Company's 2009 federal tax return.  The examination is ongoing as of the date of this report.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the nine months ended September 30, 2011 and 2010, capitalized costs related to the improvements or replacement of real estate properties were approximately $5.1 million and $681,000, respectively.

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

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended September 30, 2011 and 2010 of approximately $1.3 million and $475,000, respectively and approximately $1.8 million and $1.5 million during the nine months ended September 30, 2011 and 2010, respectively.

Regarding the Company's 2011 property acquisitions (see Note 2), the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

For the three months ended September 30, 2011 and 2010, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was approximately $400,000 and $163,000, respectively.  For the nine months ended September 30, 2011 and 2010, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was approximately $1.4 million and $330,000, respectively.  The net amortization amounts are included in base rents in the accompanying consolidated statements of operations.

During the nine months ended September 30, 2011, the Company adjusted the fair values of two liabilities resulting from deferred payments to the sellers of two of its properties.  The re-measurements resulted in a $696,000 reduction to the liability during the nine months ended September 30, 2011, respectively, which was recorded as a reduction to property operating expenses in the accompanying consolidated statements of operations.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of its real estate investments is impaired at September 30, 2011.

The Company reviews its investments in its unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the value of any of its unconsolidated joint ventures is impaired at September 30, 2011.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in banks and money market depository accounts with U.S. financial institutions with original maturities of less than ninety days.  These balances in the United States may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits.

Restricted Cash

The terms of several of the Company's mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders.  Such "restricted cash" is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.  Restricted cash at December 31, 2010, also includes $2.0 million held by a bank in an interest bearing account to secure a contingent letter of credit obligation.  The letter of credit expired undrawn and the $2.0 million was returned to the Company in May 2011.

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

During the nine months ended September 30, 2011, the Company wrote off a tenant's unamortized lease incentive balance and straight line rent receivable balance of approximately $574,000 and $138,000, respectively, as a result of the tenant terminating its lease prior to the expiration date.  The amounts were recorded as a reduction to base rents in the accompanying consolidated statements of operations.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at September 30, 2011 and December 31, 2010 was approximately $1.9 million and $542,300, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $3.6 million and $861,000, as of September 30, 2011 and December 31, 2010, respectively.

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

As of September 30, 2010, the effect of the 41,400,000 warrants to purchase the Company's common stock  (the "Public Warrants") issued in connection with the Company's initial public offering (the "Public Offering"), the 8,000,000 warrants (the "Private Placement Warrants") purchased by the Sponsor simultaneously with the consummation of the Public Offering, and the restricted stock and options granted in 2009 were not included in the calculation of diluted EPS since the effect would be anti-dilutive since the Company reported a net loss during this period.

For the three and nine months ended September 30, 2011 and 2010, basic earnings per share was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period, including the effect of the 82,200 shares sold in September 2011 as described in Note 5. Net income during the applicable period is also allocated to the unvested restricted stock as the restricted stock is entitled to receive dividends and is therefore considered a participating security.  Unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of unvested restricted stock.  The weighted average unvested shares of restricted stock outstanding were 254,200 and 208,500 during the three and nine months ended September 30, 2011. There were no unvested shares of restricted stock outstanding during the three and nine months ended September 30, 2010, respectively.  The dividends declared payable to unvested restricted stockholders was $11,000 and $30,000 during the three and nine months ended September 30, 2011, respectively. There were no dividends declared payable to unvested restricted stockholders during the three and nine months ended September 30, 2010, respectively.  The restricted stock units awarded under the performance-based program described in Note 6 are excluded from the basic earnings per share calculation, as these units are not participating securities.

The following table sets forth the reconciliation between basic and diluted EPS:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Denominator:
Denominator for basic EPS – weighted average common shares	41,974,492	41,569,675	41,928,795	41,569,675
Effect of dilutive securities:
Restricted stock awards	58,793	—	57,223	—
Stock Options	18,614	—	10,513	—
Denominator for diluted EPS – weighted average common equivalent shares.	42,051,899	41,569,675	41,996,531	41,569,675

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

Cash Flows

Supplemental Consolidated Statements of Cash Flow Information	For the Nine Months Ended
	September 30, 2011	September 30, 2010
Supplemental disclosure of cash activities:
Cash paid for Federal and New York state income taxes	$85,075	$—
Interest paid	3,180,732	43,481
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	12,442,412	2,069,356
Accrued real estate improvement costs	18,155	36,176
Accrued financing costs and other	—	2,028

2.    Real Estate Investments

The following real estate investment transactions have occurred during the nine months ended September 30, 2011.

Property Acquisitions

On January 3, 2011, the Company acquired a shopping center located in Oceanside, California (the "Market Del Rio Property"), for a purchase price of $35.7 million.  The Market Del Rio Property is a shopping center of 177,136 square feet.  The Market Del Rio Property is anchored by State Brothers Market and Walgreens.  The property was acquired with cash.

On January 6, 2011, the Company acquired a shopping center located in Pinole, California (the "Pinole Vista Property"), for a purchase price of $20.8 million.  The Pinole Vista Property is a shopping center of 165,025 square feet.  The Pinole Vista Property is anchored by Save-mart, Kmart and Dollar Tree.  The property was acquired with cash.

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

The three Lakha Properties are as follows:

•
Desert Springs Marketplace, a shopping center located in Palm Desert, California.  Desert Springs Marketplace is a grocery-anchored neighborhood shopping center of 105,157 square feet and was 100.0% leased at September 30, 2011.

•
Mills Shopping Center, a shopping center located in Rancho Cordova, California.  Mills Shopping Center is a grocery-anchored neighborhood shopping center of 238,981 square feet and was 90.8% leased at September 30, 2011.

•
Nimbus Winery Shopping Center, a shopping center located in Rancho Cordova, California.  Nimbus Winery Shopping Center is a grocery-anchored neighborhood shopping center of 74,998 square feet and was 69.1% leased at September 30, 2011.

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

On September 8, 2011, the Company acquired the property known as Hawks Prairie located in Lacey, Washington for a purchase price of $22.5 million.  Hawks Prairie is 154,781 square feet and is anchored by   Safeway and Big Lots.  The property was acquired with cash.

On September 30, 2011, the Company acquired the property known as The Kress Building located in Settle, Washington for a purchase price of $28.8 million.  The Kress Building is 73,563 square feet and is anchored by Kress IGA Supermarket and JC Penney. The property was acquired with cash.

On August 23, 2011, the Company acquired a mortgage note from a special servicer for an aggregate purchase price of $22.0 million in cash. The note was secured by a shopping center located in Zephyr Cove, Nevada (“Round Hill Square”).  At the time of closing on the note, the borrower was in default, having failed to meet debt service payments since April 2010. On September 12, 2011, the Company entered into a conveyance in lieu of foreclosure agreement (the “Conveyance Agreement”) with the borrower to acquire Round Hill Square. Pursuant to the Conveyance Agreement, the Company, as the holder of the note, agreed not to bring any action against the borrower or the guarantors, subject to certain exceptions, and the borrowers agreed to transfer Round Hill Square to the Company.  The conveyance was completed on September 23, 2011. Round Hill Square is a neighborhood shopping center of approximately 117,000 square feet and is anchored by Safeway.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the nine months ended September 30, 2011.

September 30, 2011 (unaudited)
ASSETS
Land	$81,695,190
Building and improvements	200,885,981
Acquired lease intangible asset	21,425,280
Deferred charges	5,272,186
Assets acquired	309,278,637
Acquired lease intangible liability	27,361,727
Liabilities assumed	$30,851,282

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the nine months ended September 30, 2011 and 2010, adjusted to give effect of these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Statement of operations:
Revenues	$15,504,076	$15,385,050	$46,187,186	$45,974,129
Property operating and other expenses	3,990,903	4,545,444	12,053,193	13,932,809
Depreciation and amortization	7,113,115	6,713,889	20,812,855	19,899,399
Net income attributable to Retail Opportunity Investments Corp.	$4,400,058	$4,125,717	$13,321,138	$12,141,921

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the nine months ended September 30, 2011 for the properties acquired during the nine months ended September 30, 2011.

Statement of operations:	For the Nine Months Ended September 30, 2011
Revenues	$11,247,888
Property operating and other expenses	3,199,339
Depreciation and amortization	5,480,135
Net income attributable to Retail Opportunity Investments Corp.	$2,568,414

Mortgage Notes Receivable

During the nine months ended September 30, 2011, the Company made a $10.0 million mortgage loan to the joint venture that owns the Crossroads Shopping Center as per the joint venture agreement.  The Company owns a 49% equity interest in the joint venture.  The interest due on the loan is 8% per annum and matures on September 1, 2015, which is coterminous with the existing first mortgage.

Unconsolidated Joint Ventures

At September 30, 2011, and December 31, 2010, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses).

	September 30, 2011	December 31, 2010
Wilsonville OTS LLC (95%)	$4,542,791	$4,484,325
Crossroads Shopping Center (49%)	13,538,976	12,295,030
Mortgage note receivable secured by Riverside Plaza (50%)	7,878,000	7,800,000
Total	$25,959,767	$24,579,355

The Company completed one transaction related to unconsolidated joint ventures during the nine months ended September 30, 2011.  On March 22, 2011, through a 50/50 joint venture with Winthrop Realty Trust, the Company acquired two maturity defaulted first mortgage loans that are secured by two grocery-anchored shopping centers for a purchase price of approximately $36.2 million.  The purchase price represents the aggregate outstanding principal balance due under the loans.  Both loans provided for default interest rate of 4.0% over the regular interest rate of 4.92%.  The Company's $18.0 million investment was funded by available cash.  In May 2011, the borrower paid the joint venture the principal balance and unpaid interest in the amount of $37.5 million in full satisfaction of the notes.  The Company received $18.8 million of the proceeds.

The Company has evaluated its investments in the joint ventures and has concluded that the joint ventures are not VIEs.  The Company accounts for its investment in its unconsolidated joint ventures under the equity method of accounting since it exercises significant influence over, but does not control the unconsolidated joint ventures.  The other members in the unconsolidated joint ventures have substantial participation rights in the financial decisions and operations of the unconsolidated joint ventures.

3.     Mortgage Notes Payable and Bank Lines of Credit

Mortgage Notes Payable

The first mortgage notes payable collateralized by respective properties and assignment of leases at September 30, 2011 and December 31, 2010, respectively, were as follows:

Property	Maturity Date	Interest Rate	September 30, 2011	December 31, 2010
Heritage Market Center	December 2011	7.11%	$—	$11,538,777
Cascade Summit Town Square	July 2012	7.25%	6,958,301	7,124,718
Gateway Village I	February 2014	5.58%	6,912,758	7,011,658
Gateway Village II	May 2014	5.73%	7,066,403	7,159,072
Country Club Gate	January 2015	5.04%	12,761,987	—
Renaissance Towne Center	June 2015	5.13%	17,096,722	—
Gateway Village III	July 2016	6.10%	7,580,000	7,580,000
			58,376,171	40,414,225
Mortgage Premium			2,063,971	2,002,875
Total mortgage notes payable			$60,440,142	$42,417,100

On July 8, 2011, the Company assumed an existing mortgage loan with an outstanding principal balance of approximately $12.8 million as part of the acquisition of the Country Club Gate Shopping Center. The fair market value was determined to be $13.5 million.  The Country Club Gate loan bears interest at a rate of 5.04% per annum and has a maturity date of January 2015.

On August 8, 2011, the Company assumed an existing mortgage loan with an outstanding principal balance of approximately $17.1 million as part of the acquisition of Renaissance Towne Center. The fair market value was determined to be $ 17.3 million.  The Renaissance Towne Center loan bears interest at a rate of 5.13% per annum and has a maturity date of June 2015.

On September 10, 2011, the Company paid off $11.4 million of mortgage debt that was secured by the Heritage Market Center.

Revolving Credit Lines

On September 20, 2011, the Company simultaneously extended its existing unsecured credit agreement (the “credit facility agreement”) with KeyBank National Association, as administrative agent and L/C issuer, Bank of America, N.A., as syndication agent, PNC Bank, National Association and U.S. Bank, National Association, as co-documentation agents, and the other lenders party thereto, and a term loan agreement (the “term loan agreement” and together with the credit facility agreement, the “agreements”) with KeyBank National Association, as administrative agent, Bank of America, N.A., as syndication agent, PNC Bank, National Association and U.S. Bank National Association, as co-documentation agents, and the other lenders party thereto.

The credit facility agreement provides for borrowings of up to $175.0 million with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments.  The credit facility agreement allows the Company the ability to increase the size of the facility by an additional $125.0 million subject to certain conditions set forth in the credit facility agreement, including the consent of the lenders for the additional commitments.  The term loan agreement provides for borrowings of up to $110.0 million and allows the Company the ability to increase aggregate commitments by an additional $65.0 million subject to certain conditions set forth in the term loan agreement, including the consent of the lenders for the additional commitments.

The initial maturity date of the credit facility is September 20, 2014, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions. The maturity date of the term loan  is September 20, 2015.

Borrowings under the agreements bear interest on the outstanding principal amount at a rate equal to, prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for Dollar deposits for the relevant period (the " Eurodollar Rate "), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the " Base Rate "). From, and after the time the Company obtains an investment grade rating from at least two rating agencies, borrowings under the agreements will bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  Under the credit facility agreement, the Company is obligated to pay (i) prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an unused fee of  (a) 0.35% if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, (ii) from and after such time as the Company has obtained an investment grade rating from at least two rating agencies, a facility fee at a facility fee rate based on the credit rating level of the Company, and (iii) a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the  agreements. The agreements contain certain representations, financial and other covenants typical for these types of facilities.  The Company's ability to borrow under the agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at September 30, 2011.

As of September 30, 2011, the Company had outstanding on the credit facility and term loan approximately $30.1 million and $110.0 million, respectively, with an average interest rate of 1.99%.  The Company has approximately $144.9 million available to borrow under the credit facility at September 30, 2011.

  4.           Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of September 30, 2011 and 2010, there were no shares of preferred stock outstanding.

5.             Common Stock and Warrants

On June 23, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock, par value $0.0001 per share, having aggregate sales proceeds of $50,000,000 (the "Shares"), from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated (“agent”) will act as sales agent and/or principal.  During the three months ended September 30, 2011, the Company sold 82,200 shares under the sales agreement, which resulted in gross proceeds of approximately $928,000 and commissions of $18,600 paid to the agent, resulting in net proceeds to the Company, before expenses, of approximately $909,400.

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

Restricted Stock

During the nine months ended September 30, 2011, the Company awarded 276,000 shares of restricted common stock under the 2009 Plan of which 111,250 are performance-based grants and the remainder of the shares are time based grants.  The performance based grants vest in three equal annual tranches, depending on the Company achieving an 8% total return to shareholders, or exceeding the top one-third of a certain peer group of companies over a three-year period from December 30, 2010, through December 31, 2013.  An independent appraisal Company determined the value of the performance-based grants to be $9.62 per share, compared to a market price at the date of grant of $10.88.

As of September 30, 2011, there remained a total of $2.9 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.4 years (irrespective of achievement of the performance grants).  For the three months ended September 30, 2011 and 2010, amounts charged to expenses totaled approximately $494,000 and $189,000, respectively.  For the nine months ended September 30, 2011 and 2010, amounts charged to compensation expense totaled approximately $1.5 million and $567,000, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2011, and changes during the nine months ended September 30, 2011 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	161,333	$10.27
Granted	276,000	10.31
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2011	437,333	$10.30

Stock Options

During the nine months ended September 30, 2011, the Company awarded a total of 102,000 options to purchase shares under the 2009 Plan.  The Company has used the Monte Carlo method for purposes of estimating the fair value in determining compensation expense for the options that were granted during the nine months ended September 30, 2011.  The assumption for expected volatility has a significant effect on the grant fair value.  Volatility is determined based on the historical volatilities of REITs similar to the Company.  The Company used the simplified method to determine the expected life which is calculated as an average of the vesting period and the contractual term.  The fair value for the options awarded by the Company during the nine months ended September 30, 2011, was estimated at the date of the grant using the following weighted-average assumptions.  There were no options awarded during the nine months ended September 30, 2010.

Nine Months Ended September 30, 2011
Average volatility	26.0%
Expected dividends	$0.12
Expected life (in years)	6.0 to 6.5
Risk-free interest rate (range)	2.59% to 2.73%
A summary of options activity as of September 30, 2011, and changes during the nine months ended September 30, 2011 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	235,000	$10.25
Granted	102,000	10.88
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2011	337,000	$10.46
Exercisable at September 30, 2011	73,667	$10.26

For the three months ended September 30, 2011 and 2010, the amounts charged to expenses totaled approximately $57,000 and $40,100, respectively.  For the nine months ended September 30, 2011 and 2010, the amounts charged to compensation expense totaled approximately $171,000 and $120,300, respectively.  The total unearned compensation at September 30, 2011, was approximately $383,000.  The options vest over an average period of 1.68 years.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses and revolving credit facilities are reasonable estimates of their fair values because of the short-term nature of these instruments.  Mortgage notes receivable are based on the actual disbursements incurred for these recent acquisitions.  Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $62.4 million as of September 30, 2011.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2011.  Although the Company is not aware of any factors that would significantly affect the reasonable fair value amount, such amount have not been comprehensively re-valued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

During the year ended December 31, 2010, the Company entered into a $25 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued in 2011.  The swap has a maturity date of April 15, 2021.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the nine months ended September 30, 2011, the Company realized no ineffectiveness as a result of the hedging relationship.

During the year ended December 31, 2010, the Company entered into a $50 million forward starting interest rate swap with PNC Bank.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between July 1, 2011 and December 31, 2013.  The swap has a maturity date of July 1, 2018.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings. During the nine months ended September 30, 2011, the Company realized no ineffectiveness as a result of the hedging relationship.

On May 25, 2011, the Company entered into a $50 million forward starting interest rate swap with Bank of Montreal.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between April 2, 2012 and March 1, 2015.  The swap has a maturity date of April 1, 2019.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the nine months ended September 30, 2011, the Company realized no ineffectiveness as a result of the hedging relationship.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2011 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2011

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$(12,442,412)	$—	$(12,442,412)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt.  During the next twelve months, the Company estimates that $2.8 million will be reclassified as an increase to interest expense.

As of September 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of instruments	Notional
Interest rate swap	3	$125,000,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of September 30, 2011 and December 31, 2010, respectively:

Derivatives designed as hedging instruments	Balance sheet location	September 30, 2011 Fair Value (liability)	December 31, 2010 Fair Value (liability)
Interest rate products	Other liabilities	$(12,442,412)	$ (517,918)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the nine months ended September 30, 2011 and 2010, respectively.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010		2011	2010		2011	2010
For the three months ended September 30,
Interest rate products	$(10,635,041)	$(1,200,467)	Interest expense	$(365,549)	$—	Interest expense	$109,606	$—
Total	$(10,635,041)	$(1,200,467)	Interest expense	$(365,549)	$—	Interest expense	$109,606	$—
For the nine months ended September 30,
Interest rate products	$(12,688,192)	$(2,069,356)	Interest expense	$(365,549)	$—	Interest expense	$—	$—
Total	$(12,688,192)	$(2,069,356)	Interest expense	$(365,549)	$—	Interest expense	$—	$—

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

10.            Related Party Transactions

The Company has entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, an entity wholly owned by four of the Company's current and former directors.  Pursuant to the Transitional Shared Facilities and Services Agreement, NRDC Real Estate Advisors, LLC provides the Company with access to, among other things, their information technology and office space.  For the three and nine months ended September 30, 2011 and 2010, the Company incurred $22,500 and $67,500, respectively, of expenses relating to the agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.

In May 2010, the Company entered into a Shared Facilities and Service Agreement effective January 1, 2010 with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement, the Company is provided the use of office space and other resources for a monthly fee of $1,938.  For the nine months ended September 30, 2011 and 2010, the Company incurred $17,442 of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.

In August 2011, the Company entered into a lease agreement effective July 1, 2011, with an officer of the Company.  Pursuant to the lease agreement, the Company is provided the use of storage space for a monthly fee of $395. For the nine months ended September 30, 2011, the Company incurred $1,580 of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.

11.            Subsequent Events

In determining subsequent events, the Company reviewed all activity from October 1, 2011 to the date the financial statements are issued and discloses the following items:

On October 26, 2011, the Company entered into a purchase and sale agreement to acquire the shopping center property known as Harbor Bay Landing located in Alameda, California for $24.8 million. The shopping center is approximately 116,000 square feet and is anchored by Safeway and CVS Pharmacy. On October 28, 2011, the Company deposited $750,000 into an interest-bearing account with the title company as escrow agent in accordance with the purchase sale agreement. The deposit was funded with cash.

On August 31, 2011, the Company entered into a purchase and sale agreement to acquire the shopping center property known as Hillsboro Market Center located in Hillsboro, Oregon, within the Portland metropolitan area, for $18.0 million. The shopping center is approximately 156,000 square feet and is anchored by Albertsons.

On November 2, 2011, the Company's board of directors declared a cash dividend on its common stock of $0.12 per share, payable on November 30, 2011 to holders of record on November 14, 2011.

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

•	the level of rental revenue and net interest income we achieve from our target assets;

•	the market value of our assets and the supply of, and demand for, retail real estate and real estate-related debt investments in which we invest;

•	the length of the current economic downturn;

•	the conditions in the local markets in which we will operate, as well as changes in national economic and market conditions;

•	consumer spending and confidence trends;

•	our ability to enter into new leases or to renew leases with existing tenants at the properties we acquire at favorable rates;

•	our ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	the competitive landscape impacting the properties we acquire and their tenants;

•	our relationships with our tenants and their financial condition;

•	our ability to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	our use of debt as part of our financing strategy and our ability to make payments or to comply with any covenants under any borrowings or other debt facilities we obtain;

•	the level of our operating expenses, including amounts we are required to pay to our management team and to engage third party property managers;

•	changes in interest rates that could impact the market price of our common stock and the cost of our borrowings; and

•	legislative and regulatory changes (including changes to laws governing the taxation of REIT).

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

The Company was incorporated in Delaware in July 2007 and converted to a Maryland corporation in June 2011.   The Company was initially formed as special purpose acquisition company.  The Company commenced its current business operations in October 2009 following the approval by stockholders and warrantholders of a series of proposals contemplated by the Framework Agreement, dated August 7, 2009 (the "Framework Agreement"), between the Company and NRDC Capital Management, LLC (the "Sponsor") that allowed the Company to continue its business as a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with the Company's taxable year ended December 31, 2010 (the "Framework Transactions").  The Company is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and the Company conducts substantially all of its business through, its wholly-owned operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "operating partnership"), and its subsidiaries.

As of September 30, 2011, the Company's portfolio consisted of 29 shopping centers in California, Oregon and Washington which contained approximately 3.0 million net rentable square feet and were approximately 92.5% leased. During the nine months ended September 30, 2011, the Company leased or renewed a total of 279,729 square feet in its portfolio. The Company has committed $3.2 million and $355,000 in tenant improvements and leasing commissions, respectively, for the new leases and renewals that occurred during the nine months ended September 30, 2011. In addition, the Company owned a 49% ownership interest in Crossroads Shopping Center, a 464,822 square foot shopping center situated on approximately 40 acres of land, which is currently 92.1% leased. The Company also owned a 95% interest in a development property joint venture, and a 50% interest in a joint venture that owns a mortgage notes receivable.

During the three and nine months ended September 30, 2011, the Company acquired shopping center investments of approximately $138.3 million and $228.6 million, respectively. The Company continues to identify accretive acquisition opportunities in its target markets.

Subsequent Events

On October 26, 2011, the Company entered into a purchase and sale agreement to acquire the shopping center property known as Harbor Bay Landing located in Alameda, California for $24.8 million. The shopping center is approximately 116,000 square feet and is anchored by Safeway and CVS Pharmacy. On October 28, 2011, the Company deposited $750,000 into an interest-bearing account with the title company as escrow agent in accordance with the purchase sale agreement. The deposit was funded with cash.

On August 31, 2011, the Company entered into a purchase and sale agreement to acquire the shopping center property known as Hillsboro Market Center located in Hillsboro, Oregon, within the Portland metropolitan area, for $18.0 million. The shopping center is approximately 156,000 square feet and is anchored by Albertsons.

On November 2, 2011, the Company's board of directors declared a cash dividend on its common stock of $0.12 per share, payable on November 30, 2011 to holders of record on November 14, 2011.

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

Report on Operating Results

Funds from operations ("FFO") is a widely-recognized non-GAAP financial measure for REITs that the Company believes when considered with financial statements determined in accordance with GAAP, provides additional and useful means to assess our financial performance.  FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.

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

In accordance with the Financial Accounting Standards Board ("FASB") guidance relating to business combinations, which, among other things, requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, the costs of completed acquisitions will reduce our FFO.  Acquisition costs for the three months ended September 30, 2011 and 2010 were approximately $1.3 million and $475,600, respectively.  Acquisition costs for the nine months ended September 30, 2011 and 2010 were approximately $1.8 million and $1.5 million, respectively.

However, FFO:

•
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by us may not be comparable to similarly titled items reported by other real estate investment trusts due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net income (Loss) for period	$2,544,883	$(102,602)	$9,422,743	$(2,833,881)
Plus: Real property depreciation	2,630,480	696,305	6,420,085	1,277,764
Amortization of tenant improvements and allowances	762,651	133,563	1,953,162	210,102
Amortization of deferred leasing costs	3,078,345	808,190	7,768,319	1,432,420
Funds from (used in) operations	$9,016,359	$1,535,456	$25,564,309	$86,405

Net Cash Provided by (Used in):
Operating Activities	$7,270,094	$3,661,235	$13,823,228	$3,377
Investing Activities	$(111,809,113)	$(92,680,356)	$(205,279,334)	$(197,488,609)
Financing Activities	$97,470,945	$(2,526,328)	$114,980,130	$(5,032,222)

Results of Operations

At September 30, 2011, the Company had equity interests in 31 properties, of which 29 are consolidated in the accompanying financial statements and two are accounted for under the equity method of accounting.  The Company believes, because of the location of the properties in densely populated areas, the nature of its investment provides for relatively stable revenue flows even during difficult economic times.  The Company expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy, while maintaining a strong capital structure with manageable debt.

Results of Operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

During the three months ended September 30, 2011, the Company generated net income of approximately $2.5 million compared to a net loss of approximately $103,000 incurred during the three months ended September 30, 2010.  The substantial cause of the differences during the two periods resulted from higher operating income (net of depreciation and amortization) from owned properties as a result of an increase in the number of properties owned in 2011 and the recognition of a $3.7 million bargain purchase gain. The Company recorded the gain when recording the fair value of a property that was acquired during the period through a Conveyance in Lieu of Foreclosure Agreement.  As of September 30, 2011, the Company owned 29 properties which generated operating income (net of depreciation and amortization) of approximately $3.8 million for the three months ended September 30, 2011.  In comparison, as of September 30, 2010, the Company owned 14 properties which generated operating income (net of depreciation and amortization) of approximately $1.7 million. The Company incurred property acquisition costs during the three months ended September 30, 2011 of approximately $1.3 million compared to $475,600 incurred during the comparable period in 2010.  Property acquisition costs were higher in 2011 due to a greater number of acquisitions during this period as compared to the three months ended September 30, 2010.  General & administrative expenses increased to approximately $2.4 million during the three months ended September 30, 2011 from approximately $2.1 million during the comparable period in 2010 due to additional costs incurred from the increase in the number of properties owned in 2011 compared to 2010.  During the three months ended September 30, 2011, interest income recognized was approximately $233,000 lower than the corresponding period in 2010 due to lower cash balances in 2011 resulting from the utilization of cash to purchase properties and mortgage notes after September 30, 2010.  During the three months ended September 30, 2011, the Company incurred approximately $1.7 million of interest expense compared to approximately $76,800 during the three months ended September 30, 2010. At September 30, 2011, the Company had several first mortgage notes payable with borrowings outstanding of approximately $60.4 million compared to $19.8 million at September 30, 2010. In addition the Company generated interest expense in 2011 from borrowings under its term loan and credit facility which had borrowings outstanding of approximately $140.1 million at September 30, 2011.  The Company did not have any term loan or credit facility debt outstanding during the three months ended September 30, 2010.

Results of Operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, the Company generated net income of approximately $9.4 million compared to a net loss of approximately $2.8 million incurred during the nine months ended September 30, 2010.  The substantial cause of the differences during the two periods resulted from higher operating income (net of depreciation and amortization) from owned properties as a result of an increase in the number of properties owned by the Company in 2011 compared to 2010.  As of September 30, 2011, the Company owned 29 properties which generated operating income (net of depreciation and amortization) of approximately $9.9 million.  In comparison, as of September 30, 2010 the Company owned 14 properties which generated operating income (net of depreciation and amortization) of approximately $3.5 million.  During the nine months ended September 30, 2011, the Company generated mortgage interest income of approximately $1.7 million from several mortgage notes receivable as compared with approximately $384,000 during the nine months ended September 30, 2010.  In 2011, the Company held additional mortgage notes which generated higher mortgage interest income as compared to 2010. During the nine months ended September 30, 2011, the Company generated approximately $1.1 million from investments in unconsolidated joint ventures.  The income in 2011 from its investments in unconsolidated joint ventures was generated from two investments in mortgage notes receivable and an investment in a shopping center.  The Company generated approximately $252,200 of income from unconsolidated joint ventures as of September 30, 2010, which represented income from an investment in a mortgage note.  In addition, the Company recognized a $9.5 million bargain purchase gain in 2011, when recording the fair values of four properties that were acquired during the period through a Conveyance in Lieu of Foreclosure Agreement. General & administrative expenses increased to approximately $7.3 million during the nine months ended September 30, 2011, from approximately $6.3 million during the comparable period in 2010 due to additional costs from the increase in the number of properties owned in 2011 compared to 2010.  During the nine months ended September 30, 2011, interest income recognized was approximately $922,000 lower than the corresponding period in 2010 due to lower cash balances in 2011 resulting from the utilization of cash to acquire properties and mortgage notes after September 30, 2010.  During the nine months ended September 30, 2011, the Company incurred approximately $3.7 million of interest expense compared to approximately $76,800 during the nine months ended September 30, 2010. At September 30, 2011, the Company had several first mortgage notes payable with borrowings outstanding of approximately $60.4 million compared to $19.8 million at September 30, 2010. In addition the Company generated interest expense in 2011 from borrowings under its term loan and credit facility which had borrowings outstanding of approximately $140.1 million at September 30, 2011.  The Company did not have any term loan or credit facility debt outstanding during the nine months ended September 30, 2010.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 1 to the Company’s consolidated financial statements.

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

Asset Impairment

On a continuous basis, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in our plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of its rental properties is impaired at September 30, 2011.

The Company reviews its investments in its unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the value of its unconsolidated joint ventures is impaired at September 30, 2011.

REIT Qualification Requirements

The Company has elected to qualify to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 2010.  The Company believes that it has been organized and it intends to operate in a manner that will allow it to qualify for taxation as a REIT under the Code commencing with our taxable year ended December 31, 2010.  Qualification and taxation as a REIT depend on the Company’s ability to meet, on a continuing basis, through actual operating results, distribution levels, and diversity of stock ownership, various qualification requirements imposed upon REITs by the Code.  In addition, the Company’s ability to qualify as a REIT may depend in part upon the operating results, organizational structure and entity classification for U.S. federal income tax purposes of certain entities in which the Company invest.  The Company’s ability to qualify as a REIT for a particular year also requires that it satisfies certain asset and income tests during such year, some of which depend upon the fair market values of assets directly or indirectly owned by the Company.  Such values may not be susceptible to a precise determination.  Accordingly, no assurance can be given that the actual results of it has operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

Liquidity and Capital Resources

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations make distributions to the Company’s stockholders and other general business needs.  The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions and common dividend distributions, if made, primarily from operations.  The Company expects to fund long-term liquidity requirements for property acquisitions, development, capital improvements through a combination of issuing and/or assuming mortgage debt and the sale of equity securities.

The Company has an unsecured credit facility with several banks.  The credit facility provides for borrowings of up to $175.0 million with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments and contains an accordion feature, which allows the Company to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions, including the lenders' consent.  The facility has an initial maturity date of September 20, 2014, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions.

The Company also has a term loan with several banks.  The term loan provides for borrowings of up to $110.0 million and contains an accordion feature, which allows the Company to increase the term loan amount up to an aggregate of $175.0 million subject to commitments and other conditions, including the lenders' consent.  The term loan has a maturity date of September 20, 2015.

 Borrowings under the credit facility and term loan agreements bear interest on the outstanding principal amount at a rate equal to, prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for Dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate"). From and after the time the Company obtains an investment grade rating from at least two rating agencies, borrowings under the agreements will bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  Under the credit facility agreement, the Company is obligated to pay (i) prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an unused fee of  (a) 0.35% if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, (ii) from and after such time as the Company has obtained an investment grade rating from at least two rating agencies, a facility fee at a facility fee rate based on the credit rating level of the Company, and (iii) a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility agreement. The agreements contain certain representations, financial and other covenants typical for these types of facilities.  The Company's ability to borrow under the agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at September 30, 2011.

As of September 30, 2011 the Company had outstanding on the credit facility and term loan approximately $30.1 million and $110.0 million, respectively, with an average interest rate of 1.99%.  The Company has approximately $144.9 million available to borrow under the credit facility at September 30, 2011.

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

The Company had the following sources of net cash flows from operating, financing and investing activities:

Operating Activities:

Net cash flows provided by operating activities amounted to $13.8 million during the nine months ended September 30, 2011, compared to $3,377 in the comparable period of 2010.  Operating cash flows increased in 2011 primarily due to an increase in operating income from owned properties of approximately $18.1 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  This increase resulted from a significant increase in the Company's portfolio after September 30, 2010.  As of September 30, 2011, the Company owned 29 properties and had an equity interest in three joint ventures.  As of September 30, 2010, the Company owned 14 properties and had an equity interest in two joint ventures. Partially offsetting this increase was an increase in interest expense of approximately $3.6 million during the nine months ended September 30, 2011, compared to the comparable period a year ago due to higher borrowing amounts in 2011 as compared to 2010.

Investing Activities:

Net cash flows used by investing activities amounted to $205.3 million in the nine months ended September 30, 2011, compared to $197.5 million in the comparable period in 2010.  During the nine months ended September 30, 2011, the Company acquired nine properties and a mortgage notes receivable for a total acquisition price of $200.1 million.  During the comparable period in 2010 the Company acquired 14 properties, entered into an unconsolidated joint venture and acquired a mortgage note receivable for a total acquisition price of approximately $192.3 million.

Financing Activities:

Net cash flows provided by financing activities amounted to $115.0 million for the nine months ended September 30, 2011, compared to cash flows used in financing activities of $5.0 million in the comparable period in 2010.  During the nine months ended September 30, 2011, the Company received proceeds of $140.1 million from borrowings on its term loan and credit facility to partially finance property and mortgage notes receivable acquisitions. Offsetting this increase was a payment that the Company made to pay-off a mortgage in the amount of approximately $11.9 million that encumbered one of its properties. In addition, the Company paid dividends to common stockholders of approximately $11.3 million.  Dividends of approximately $5.1 million were paid during the nine months ended September 30, 2010.

Contractual Obligations

The following table presents certain contractual obligations of the company as of September 30, 2011.

	2011	2012	2013	2014	2015	Thereafter	Total
Contractual obligations:
Long-term debt principal payments (1)	$277,723	$7,806,011	$918,002	$14,005,677	$28,579,986	$6,788,772	$58,376,171
Term Loan	—	—	—	—	110,000,000	—	110,000,000
Credit Facility	—	—	—	30,110,258	—	—	30,110,258
Earn-out obligations to the sellers of properties	—	—	3,775,954	—	—	—	3,775,954
Operating lease obligations	50,000	200,000	200,000	200,000	200,000	10,800,000	11,650,000
Total	$327,723	$8,006,011	$4,893,956	$44,315,935	$138,779,986	$17,588,772	$213,912,383

(1)	Does not include Mortgage premium of $2.1 million.

As of September 30, 2011, the Company did not have any capital lease obligations or purchase obligations.  Upon consummation of the Framework Transactions, the Company entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, pursuant to which NRDC Real Estate Advisors, LLC provides the Company with access to, among other things, their information technology and office space.  The Company pays NRDC Real Estate Advisors, LLC a monthly fee of $7,500 pursuant to the Transitional Shared Facilities and Services Agreement.

In May 2010, the Company entered into a Shared Facilities and Service Agreement, effective January 1, 2010, with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement, the Company is provided the use of office space and other resources for a monthly fee of $1,938.

In August 2011, the Company entered into a lease agreement effective July 1, 2011, with an officer of the Company.  Pursuant to the lease agreement, the Company is provided the use of storage space for a monthly fee of $395.

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

Leverage Policies

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its target assets and the diversification of its portfolio.  As of September 30, 2011, the Company had $110.0 million of borrowings outstanding on its term loan and $30.1 million outstanding on its credit facility. The term loan provides for borrowings of up to $110.0 million and contains an accordion feature that allows the Company the ability to increase the facility amount up to $175.0 million subject to commitments and other conditions, including the lenders' consent. The credit facility provides for borrowings of up to $175.0 million with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments and contains an accordion feature that allows the Company the ability to increase the facility amount up to $300.0 million subject to commitments and other conditions, including the lenders' consent. The Company's ability to borrow under the term loan and credit facility agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at September 30, 2011.  The Company intends to continue to use traditional forms of financing, including mortgage financing, term loans and credit facilities.  In connection with the acquisition of properties, the Company may assume all or a portion of the existing debt on such properties.  In addition, the Company may acquire retail property indirectly through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

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

Dividends

The Company intends to make regular quarterly distributions to holders of its common stock.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  The Company intends to pay regular quarterly dividends to its stockholders in an amount not less than its net taxable income, if and to the extent authorized by the Company’s board of directors.  If the Company’s cash available for distribution is less than its net taxable income, it could be required to sell assets or borrow funds to make cash distributions or the Company’s may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Recently Issued Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure is to changes in interest rates related to its debt.  There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

As of September 30, 2011, the Company had $140.1 million of variable-rate debt outstanding and $30.1 million of fixed-rate debt outstanding.

As of September 30, 2011, the Company has primarily used fixed-rate debt and three forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 8 of the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.  The Company entered into three forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company's interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of September 30, 2011, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	September 30, 2011 Value	Increase 50 basis points	Increase 100 basis points
$25M	$(6,218,780)	$(4,950,225)	$(3,728,125)	$(2,564,983)	$(1,854,282)
$50M	$(8,452,278)	$(6,697,028)	$(4,981,727)	$(3,335,408)	$(1,746,506)
$50M	$(8,174,785)	$(6,223,713)	$(4,431,922)	$(2,723,817)	$(1,084,483)

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

During the three months ended September 30, 2011, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A.  Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no significant changes to our risk factors during the three months ended September 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the three months ended September 30, 2011 that were not registered under the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Articles of Amendment and Restatement of Retail Opportunity Investments Corp., a Maryland corporation.(1)

3.2	Bylaws of Retail Opportunity Investments Corp., a Maryland corporation.(1)

3.3
Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor, as filed with the State Department of Assessments and Taxation of Maryland on June 2, 2011.(1)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Warrant Certificate.(2)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company NRDC Acquisition Corp.(3)

4.5	Supplement and Amendment to Warrant Agreement by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of October 20, 2009.(2)

10.1
Credit Agreement, dated as of September 20, 2011, among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent and L/C Issuer, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto.(4)

10.2
Term Loan Agreement, dated as of September 20, 2011, among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto.(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS XBRL Instance Document

101. SCH XBRL Taxonomy Extension Schema

101. CAL XBRL Taxonomy Extension Calculation Database

101. DEF Taxonomy Extension Definition Linkbase

101. LAB XBRL Taxonomy Extension Label Linkbase

101. PRE XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 3, 2011.
(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 26, 2009.
(3)	Incorporated by reference to the Company's registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(4)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 26, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: November 4, 2011	/s/ Stuart A. Tanz Stuart A. Tanz President and Chief Executive Officer
Date: November 4, 2011	/s/ John B. Roche John B. Roche Chief Financial Officer