Form 10-K
period 2011-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2012-02-28
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to           .

Commission file number:  001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 81 Main Street, Suite 503 White Plains, New York (Address of principal executive offices)	26-0500600 (I.R.S. Employer Identification No.) 10601 (Zip code)

Registrant's telephone number, including area code:
(914) 620-2700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value per share Warrants, exercisable for Common Stock at an exercise price of $12.00 per share Units, each consisting of one share of Common Stock and one Warrant	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

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

Large accelerated filer	Accelerated filer	Non accelerated filer [ ]	Smaller reporting company
[ ]	[X]	(Do not check if a smaller reporting company)	[ ]

Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act).  Yes [  ]    No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was $395,738,732 (based on the closing sale price of $10.76 per share of the registrant's common stock on that date as reported on the NASDAQ Global Select Market).

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  49,661,936 shares of common stock, par value $0.0001 per share, outstanding as of February 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2012 Annual Meeting, to be filed within 120 days after the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

RETAIL OPPORTUNITY INVESTMENTS CORP.

Statements Regarding Forward-Looking Information

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words "believes," "anticipates," "projects," "should," "estimates," "expects," and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").  Actual results may differ materially due to uncertainties including:

•	the Company's ability to identify and acquire retail real estate and real estate-related debt investments that meet its investment standards in its target markets;

•	the level of rental revenue and net interest income the Company achieves from its target assets;

•	the market value of the Company's assets and the supply of, and demand for, retail real estate and real estate-related debt investments in which it invests;

•	the length of the current economic downturn;

•	the conditions in the local markets in which the Company operates and its concentration in those markets, as well as changes in national economic and market conditions;

•	consumer spending and confidence trends;

•	the Company's ability to enter into new leases or to renew leases with existing tenants at the properties it owns or acquires at favorable rates;

•	the Company's ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	the competitive landscape impacting the properties the Company owns or acquires and their tenants;

•	the Company's relationships with its tenants and their financial condition and liquidity;

•	the Company's ability to continue to qualify as a real estate investment trust (a "REIT") for U.S. federal income tax purposes;

•
the Company's use of debt as part of its financing strategy and its ability to make payments or to comply with any covenants under any borrowings or other debt facilities it currently has or subsequently obtains;

•	the Company's level of operating expenses, including amounts it is required to pay to its management team and to engage third party property managers;

•	changes in interest rates that could impact the market price of the Company's common stock and the cost of the Company's borrowings; and

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs).

Forward-looking statements are based on estimates as of the date of this Annual Report on Form 10-K.  The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this Annual Report on Form 10-K.

The risks included here are not exhaustive.  Other sections of this Annual Report on Form 10-K may include additional factors that could adversely affect the Company's business and financial performance.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, all references to "the Company," "our company," "we," "our," and "us" means Retail Opportunity Investments Corp. and one or more of its subsidiaries, including its operating partnership.

Item 1. Business

Overview
Retail Opportunity Investments Corp. commenced operations in October 2009 as a fully integrated, self-managed real estate investment trust, or REIT.  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers in the western and eastern regions of the United States, anchored by national and regional supermarkets and drugstores.  The Company refers to the properties it targets for investment as its target assets.

From the commencement of its operations through December 31, 2011, the Company completed approximately $626.0 million of shopping center investments.  As of  December 31, 2011, the Company's portfolio consisted of 30 wholly-owned retail properties totalling approximately 3.2 million square feet of gross leasable area, or GLA, two retail properties owned through joint ventures, encompassing approximately 500,000 square feet of GLA and a 50% interest in a B-note of an existing promissory note secured by a 407,952 square foot shopping center.

The Company reincorporated as a Maryland corporation on June 2, 2011.   The Company has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2010.

Investment Strategy

The Company seeks to acquire shopping centers located in densely populated, supply-constrained metropolitan markets in the western and eastern regions of the United States, which exhibit income and population growth and high barriers to entry.  The Company's senior management team has operated in the Company's target markets for over 20 years and has established an extensive network of relationships in these markets with key institutional and private property owners, brokers and financial institutions and other real estate operators.  The Company's in-depth local and regional market knowledge and expertise provides us with a distinct competitive advantage in identifying and accessing attractive acquisition opportunities, including properties that are not widely marketed.

The Company targets high quality necessity based community and neighborhood shopping centers anchored by national and regional supermarkets and drugstores that are well-leased, with stable cash flows. Additionally, the Company acquires shopping centers which it believes are candidates for attractive near-term repositioning or present other value-enhancement opportunities.

Upon acquiring a shopping center, the Company normally commences leasing initiatives aimed at enhancing long-term value through re-leasing below market space and improving tenant mix.   The Company focuses on leasing to retailers that provide necessity-based, non-discretionary goods and services, catering to the basic and daily needs of the surrounding community.  The Company believes necessity-based retailers draw consistent, regular traffic to its shopping centers, which results in stronger sales for its tenants and a more consistent revenue base.   Additionally, the Company seeks to maintain a strong and diverse tenant base with a balance of large, long-term leases to major national and regional retailers, including supermarkets, drugstores and discount stores, with small, shorter-term leases to a broad mix of national, regional and local retailers.  The Company believes the long-term anchor tenants provide a reliable, stable base of rental revenue, while the shorter-term leases afford the Company the opportunity to drive rental growth, as well as the ongoing flexibility to adapt to evolving consumer trends.

The Company believes that the current market environment presents a significant opportunity for it to continue to build its portfolio and add additional necessity-based community and neighborhood shopping centers that meet its target profile.  The Company also believes that in the current market, it will continue to have opportunities to acquire properties from sellers not able to refinance maturing debt as well as acquire properties arising out of foreclosure sales or owned by lenders following foreclosures.  In addition, the Company may find opportunities to acquire properties with deferred capital expenditures, design flaws or other perceived risks, such as tenancy issues or near-term lease expirations.  Further, the Company may find opportunities in incomplete projects held by undercapitalized and/or defaulting developers or partially leased complexes with inexperienced management unable to achieve market occupancy. The Company's long-term objective is to prudently build and maintain a diverse portfolio of necessity-based community and neighborhood shopping centers aimed at providing stockholders with sustainable, long-term growth and value through all economic cycles.

In implementing its investment strategy and selecting an asset for acquisition, the Company analyzes the fundamental qualities of the asset, the inherent strengths and weaknesses of its market, sub-market drivers and trends, and potential risks and risk mitigants facing the property.  The Company believes that its acquisition process and operational expertise provide it with the capability to identify and properly underwrite investment opportunities.

With respect to the mortgage loans, mezzanine loans, or other loans and debt investments(collectively "real estate-related debt investments") that the Company targets, the Company's primary focus is to capitalize on opportunities to acquire control positions that will enable it to obtain the asset should a default occur, provided that the underlying real estate meets its criteria for direct investment.

The Company's aim is to seek to provide a diversification of asset classes, tenant exposures, lease terms and locations as its portfolio expands.  In order to capitalize on the changing sets of investment opportunities that may be present in the various points of an economic cycle, the Company may expand or refocus its investment strategy.  The Company's investment strategy may be amended from time to time, if approved by its board of directors.  The Company is not required to seek stockholder approval when amending its investment strategy.

Recent Developments

Acquisitions

On January 3, 2011, the Company acquired a shopping center located in Oceanside, California (the "Market Place Del Rio Property"), for a purchase price of $35.7 million.  The Market Place Del Rio Property is a shopping center containing 177,136 square feet of GLA.  The Market Place Del Rio Property is anchored by Stater Brothers Market and Walgreens.  The Company acquired this property with cash and did not encumber this asset with a mortgage.

On January 6, 2011, the Company acquired a shopping center located in Pinole, California (the "Pinole Vista Property"), for a purchase price of $20.8 million.  The Pinole Vista Property is a shopping center containing 165,025 square feet of GLA.  The Pinole Vista Property is anchored by Save-mart (Lucky) Supermarket, Kmart and Dollar Tree.  The Company acquired this property with cash and did not encumber this asset with a mortgage.

On February 17, 2011, the Company obtained ownership of three neighborhood shopping centers (collectively, the "Premier Properties"), which secured three of four loans ("CA Loans") purchased during the year ended December 31, 2010 for $50.0 million.  The Company obtained ownership of the Premier Properties pursuant to a Conveyance in Lieu of Foreclosure Agreement, dated as of January 28, 2011.  The consideration for the title to the Premier Properties included additional payments of approximately $2.3 million.  The fourth loan was secured by a second mortgage on an office building in Washington.  The Company attributed no value to the second mortgage when it was acquired since the outstanding principal balance of the senior mortgage of the property, which was held by a third party, exceeded the value of the property.  As such, in connection with the deed-in-lieu transaction, the Company agreed to extinguish the fourth loan and remove its lien on the property.

The three Premier Properties are as follows:

•
Desert Springs Marketplace, a shopping center located in Palm Desert, California.  Desert Springs Marketplace is a grocery-anchored neighborhood shopping center containing 105,157 square feet of GLA anchored by Kroger (Ralph’s) Supermarket and was 100.0% leased at December 31, 2011.

•
Mills Shopping Center, a shopping center located in Rancho Cordova, California.  Mills Shopping Center is a neighborhood shopping center containing 238,981 square feet of GLA anchored by Raleys Supermarket and was 87.2% leased at December 31, 2011.

•
Nimbus Village, a shopping center located in Rancho Cordova, California.  Nimbus Village is a  neighborhood shopping center containing 74,998 square feet of GLA and was 68.6% leased at December 31, 2011.

On May 20, 2011, the Company acquired a shopping center located in Stockton, California (the "Morada Ranch Property"), for a purchase price of $23.8 million.  The Morada Ranch Property is a shopping center containing 101,842 square feet of GLA and is anchored by Raley's Supermarket.  The Company acquired this property with cash and did not encumber this asset with a mortgage.

On July 8, 2011, the Company acquired the property known as Country Club Gate Shopping Center located in Pacific Grove, California for a purchase price of $22.8 million. Country Club Gate Shopping Center is a shopping center containing 109,331 square feet of leaseable space and is anchored by a Save Mart Supermarket and Rite Aid.  The property was acquired with cash of $10.0 million and the assumption of an existing mortgage with a principal balance of approximately $12.8 million as of the date of the Company's acquisition.

On July 29, 2011, the Company acquired the property known as Canyon Park Shopping Center located in Bothell, Washington for a purchase price of $18.4 million.  Canyon Park Shopping Center is a shopping center containing 121,713 square feet of GLA and is anchored by an Albertson’s Supermarket and Rite Aid.  The Company acquired this property with cash and did not encumber this asset with a mortgage.

On August 3, 2011, the Company acquired the property known as Renaissance Towne Center located in La Jolla, California for a purchase price of $23.8 million.  Renaissance Towne Center is a shopping center containing 53,074 square feet of GLA and is anchored by CVS Pharmacy.  The property was acquired with cash of $6.7 million and the assumption of an existing mortgage with a principal balance of approximately $17.1 million as of the date of the Company's acquisition.

On September 8, 2011, the Company acquired the property known as Hawks Prairie located in Lacey, Washington for a purchase price of $22.5 million.  Hawks Prairie is a shopping center containing 154,781 square feet of GLA and is anchored by  Safeway Supermarket and Big Lots.  The Company acquired this property with cash and did not encumber this asset with a mortgage.

On September 30, 2011, the Company acquired the property known as The Kress Building located in Seattle, Washington for a purchase price of $28.8 million.  Originally developed as an office property, the Kress Building has been converted into a central business district retail facility containing 73,563 square feet of GLA.  The anchor tenants for this property are by IGA Supermarket and J.C. Penney.   While JC Penney is currently paying rent at this property, it has not yet commenced occupancy.  The Company acquired this property with cash and did not encumber this asset with a mortgage.

On August 23, 2011, the Company acquired a mortgage note from a special servicer for an aggregate purchase price of $22.0 million in cash. The note was secured by a shopping center located in Zephyr Cove, Nevada (“Round Hill Square”).  Round Hill Square is a shopping center containing approximately 117,000 square feet of GLA and is anchored by Safeway Supermarket.  At the time of closing on the mortgage note, the borrower was in default, having failed to meet debt service payments since April 2010. On September 12, 2011, the Company entered into a conveyance in lieu of foreclosure agreement (the “Conveyance Agreement”) with the borrower to acquire Round Hill Square. Pursuant to the Conveyance Agreement, the Company, as the holder of the mortgage note, agreed not to bring any action against the borrower or the guarantors, subject to certain exceptions, and the borrowers agreed to transfer Round Hill Square to the Company.  The conveyance was completed on September 23, 2011.

On November 22, 2011, the Company acquired the property known as the Hillsboro Market Center located in Hillsboro, Oregon for a purchase price of approximately $17.5 million.  The Hillsboro Market Center is a shopping center containing 156,021 square feet of GLA and is anchored by Albertson’s Supermarket, Dollar Tree and Marshalls. The Company acquired this property with cash and did not encumber this asset with a mortgage.

On February 16, 2012, the Company acquired a shopping center known as teh Gateway Shopping Center located in Marysville, Washington for a purchase price of $29.4 million. The Gateway Shopping Center is approximately 101,000 square feet and is anchored by WinCo Foods (NAP) and Rite Aid.

Dispositions

There were no real estate dispositions during 2011.

Financing Activities

The Company employs prudent amounts of leverage and uses debt as a means of providing additional funds for the acquisition of its properties and the diversification of its portfolio.  The Company seeks to primarily utilize unsecured debt in order to maintain liquidity and flexibility in its capital structure.

On September 20, 2011, the Company entered into a credit agreement (the "credit facility") with KeyBank National Association, as Administrative Agent and L/C Issuer, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $175.0 million unsecured revolving credit facility, with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments.  The credit facility also provides that the Company may from time to time request increased aggregate commitments of $125.0 million under certain conditions set forth in the credit facility, including the consent of the lenders for the additional commitments.  The initial maturity date of the credit facility is September 20, 2014, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions, including payment of an extension fee to the credit facility administrative agent in an amount equal to 0.25% multiplied by the aggregate commitments to be shared pro rata among the lenders thereto.  As of December 31, 2011, the Company did not have any amounts outstanding under the credit facility.

On September 20, 2011, the Company also entered into a term loan agreement (the "term loan", and together with the credit facility, the “credit facilities”) with KeyBank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $110.0 million unsecured term loan facility.  The term loan also provides that the Company may from time to time request increased aggregate commitments of $65.0 million under certain conditions set forth in the term loan, including the consent of the lenders for the additional commitments. The maturity date of the term loan is September 20, 2015.  As of December 31, 2011, $110.0 million was outstanding under the term loan.

In addition, in connection with the acquisition of two properties, the Company has assumed an aggregate of two mortgages representing an unpaid principal amount as of December 31, 2011 of approximately $29.9 million.

On December 7, 2011, the Company sold 7,475,000 shares of its common stock in an underwritten follow-on common stock offering at a price of $10.85 per share, for net proceeds of approximately $77.2 million after the underwriting discount and offering expenses of approximately $3.9 million.

The Company plans to finance future acquisitions of its target assets through a combination of cash, borrowings under its credit facilities, the assumption of existing mortgage debt in connection with the future acquisition of properties, and equity and debt offerings.

Business Segments

The Company operates in one industry segment, ownership of commercial real estate properties. The Company does not distinguish property operations for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

Regulation

The following discussion describes certain material U.S. federal laws and regulations that may affect its operations and those of its tenants.  However, the discussion does not address state laws and regulations, except as otherwise indicated.  These state laws and regulations, like the U.S. federal laws and regulations, could affect its operations and those of its tenants.

Generally, real estate properties are subject to various laws, ordinances and regulations.  Changes in any of these laws or regulations, such as the Comprehensive Environmental Response and Compensation Liability Act, increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on the properties.  In addition, laws affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of real estate property sites or other impairments, which would adversely affect its cash flows from operating activities.

Under the Americans with Disabilities Act of 1990 (the "Americans with Disabilities Act") all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons.  A number of additional U.S. federal, state and local laws also exist that may require modifications to properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons.  Noncompliance with the Americans with Disabilities Act could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature and in substantial capital expenditures.  To the extent the Company’s properties are not in compliance, the Company may incur additional costs to comply with the Americans with Disabilities Act.

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

In connection with the ownership, operation and management of the Company's current properties and any properties that it may acquire and/or manage in the future, the Company could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property.  In order to assess the potential for such liability, the Company conducts an environmental assessment of each property prior to acquisition and manage its properties in accordance with environmental laws while it owns or operate them.  All of its leases contain a comprehensive environmental provision that requires tenants to conduct all activities in compliance with environmental laws and to indemnify the owner for any harm caused by the failure to do so.  In addition, the Company has engaged qualified, reputable and adequately insured environmental consulting firms to perform environmental site assessments of its properties and is not aware of any environmental issues that are expected to materially impact the operations of any property.

Competition

The Company believes that competition for the acquisition, operation and development of retail properties is highly fragmented.  The Company competes with numerous owners, operators and developers for acquisitions and development of retail properties, including institutional investors, other REITs and other owner-operators of necessity-based community and neighborhood shopping centers, primarily anchored by national or regional supermarkets and drugstores some of which own or may in the future own properties similar to the Company's in the same markets in which its properties are located.  The Company also faces significant competition in leasing available space to prospective tenants at its operating and development properties.  Recent economic conditions have caused a greater than normal amount of space to be available for lease generally and in the markets in which the Company's properties are located.  The actual competition for tenants varies depending upon the characteristics of each local market (including current economic conditions) in which the Company owns and manages property. The Company believes that the principal competitive factors in attracting tenants in its market areas are location, demographics, price, the presence of anchor stores and the appearance of properties.

Many of the Company's competitors are substantially larger and have considerably greater financial, marketing and other resources than the Company.  Other entities may raise significant amounts of capital, and may have investment objectives that overlap with those of the Company, which may create additional competition for opportunities to acquire assets.  In the future, competition from these entities may reduce the number of suitable investment opportunities offered to the Company or increase the bargaining power of property owners seeking to sell.  Further, as a result of their greater resources, such entities may have more flexibility than the Company does in their ability to offer rental concessions to attract tenants.  If the Company's competitors offer space at rental rates below current market rates, or below the rental rates the Company currently charges its tenants, the Company may lose potential tenants and it may be pressured to reduce its rental rates below those it currently charges in order to retain tenants when its tenants' leases expire.

Employees

As of December 31, 2011, the Company had 21 employees, including four executive officers, two of whom are also members of its board of directors.

Available Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the "SEC").  You may obtain copies of these documents by visiting the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company's website is www.roireit.net.  The Company's reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports are available free of charge on its Website as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.  The contents of the Company's website are not incorporated by reference herein.

Item 1A.Risk Factors

Risks Related to the Company's Business and Operations

There are risks relating to investments in real estate.

Real property investments are subject to varying degrees of risk.  Real estate values are affected by a number of factors, including:  changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand for real estate in an area), the quality and philosophy of management, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and to control variable operating costs.  Shopping centers, in particular, may be affected by changing perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the shopping center, increasing consumer purchases through online retail websites and catalogs, the ongoing consolidation in the retail sector and by the overall climate for the retail industry generally.  Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax and other laws.  A significant portion of the Company's income is derived from rental income from real property.  The Company's income, cash flow, results of operations, financial condition, liquidity and prospects could be materially and adversely affected if a significant number of its tenants were unable to meet their obligations, or if it were unable to lease on economically favorable terms a significant amount of space in its properties.  In the event of default by a tenant, the Company may experience delays in enforcing, and incur substantial costs to enforce, its rights as a landlord.  In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment.

The Company operates in a highly competitive market and competition may limit its ability to acquire desirable assets and to attract and retain tenants.

The Company operates in a highly competitive market.  The Company's profitability depends, in large part, on its ability to acquire its target assets at favorable prices and on trends impacting the retail industry in general, national, regional and local economic conditions, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  Many of the Company's competitors are substantially larger and have considerably greater financial, marketing and other resources than it does.  Other entities may raise significant amounts of capital, and may have investment objectives that overlap with the Company's.  In addition, the properties that the Company acquires may face competition from similar properties in the same market.  This competition may create additional competition for opportunities to acquire assets and to attract and retain tenants.

The Company may change any of its strategies, policies or procedures without stockholder consent, which could materially and adversely affect its business.

The Company may change any of its strategies, policies or procedures with respect to acquisitions, asset allocation, growth, operations, indebtedness, financing strategy and distributions, including those related to maintaining its REIT qualification, at any time without the consent of its stockholders, which could result in making acquisitions that are different from, and possibly riskier than, the types of acquisitions described in this Annual Report on Form 10-K.  A change in the Company's strategy may increase its exposure to real estate market fluctuations, financing risk, default risk and interest rate risk.  Furthermore, a change in the Company's asset allocation could result in the Company making acquisitions in asset categories different from those described in this Annual Report on Form 10-K.  These changes could materially and adversely affect the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

The Company's executive officers and directors are subject to potential conflicts of interest.

The Company's executive officers and directors face conflicts of interest.  Except for Messrs. Tanz, Roche and Schoebel, none of the Company's executive officers or directors are required to commit his or her full time to its affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.  In addition, except for Messrs. Tanz, Roche and Schoebel, each of the Company's executive officers and directors (including the Company's existing Executive Chairman) is engaged in several other business endeavors and they are not obligated to contribute any specific number of hours per week to the Company's affairs.  In the course of their other business activities, the Company's executive officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to the Company as well as the other entities with which they are affiliated.  They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

As a result of multiple business affiliations, the Company's non-management directors may have legal obligations relating to presenting opportunities to acquire one or more properties, portfolios or real estate-related debt investments to other entities. The Company's non-management directors may present such opportunities to the other entities to which they owe a pre-existing fiduciary duties  before presenting such opportunities to the Company, subject in the case of the Company's existing Executive Chairman to the obligations described above in his employment agreement.  In addition, conflicts of interest may arise when the Company's board of directors evaluates a particular opportunity.

The Company has limited operating history and may not be able to successfully operate its business or generate sufficient revenue to make or sustain distributions to its stockholders.

The Company was originally organized in as a special purpose acquisition company with the intent of acquiring one or more operating businesses through a business combination transaction.  On October 20, 2009, the Company commenced operations upon consummation of the transactions contemplated by the Framework Agreement that the Company entered into on August 7, 2009 with NRDC Capital Management, LLC (the "Framework Agreement"), which, among other things, set forth the steps taken by the Company to continue its business as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010.  The Company cannot assure you that it will be able to operate its business successfully or implement its policies and strategies as described in this Annual Report on Form 10-K.  The Company's ability to provide attractive risk adjusted returns to its stockholders over time is dependent on its ability both to generate sufficient cash flow to pay an attractive dividend and to achieve capital appreciation, and it cannot assure you it will do either.  There can be no assurance that the Company will be able to generate sufficient revenue from operations to pay its operating expenses and make distributions to stockholders.

Capital markets and economic conditions can materially affect the Company's financial condition, its results of operations and the value of its assets.

There are many factors that can affect the value of the Company's assets, including the state of the capital markets and economy.  The recent economic downturn negatively affected consumer spending and retail sales, which has adversely impacted the performance and value of retail properties in most regions in the United States.  In addition, loans backed by real estate were increasingly difficult to obtain and that difficulty, together with a tightening of lending policies, resulted in a significant contraction in the amount of debt available to fund retail properties.  Although the Company has recently seen a gradual improvement in the credit markets, any reduction in available financing may materially and adversely affect its ability to achieve its financial objectives.  Concern about the stability of the markets generally may limit the Company's ability and the ability of its tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.  Although the Company will factor in these conditions in acquiring its target assets, its long term success depends in part on improving economic conditions and the eventual return of a stable and dependable financing market for retail real estate.  If market conditions do not eventually improve, the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders could be materially and adversely affected.

Bankruptcy or insolvency of tenants may decrease the Company's revenues and available cash.

In the case of many retail properties, the bankruptcy or insolvency of a major tenant could cause the Company to suffer lower revenues and operational difficulties, and could allow other tenants to exercise so-called "kick-out" clauses in their leases and terminate their lease or reduce their rents prior to the normal expiration of their lease terms.  As a result, the bankruptcy or insolvency of major tenants could materially and adversely affect the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

Inflation or deflation may materially and adversely affect the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

Increased inflation could have a pronounced negative impact on the Company's mortgages and interest rates and general and administrative expenses, as these costs could increase at a rate higher than the Company's rents.  Inflation could also have an adverse effect on consumer spending which could impact the Company's tenants' sales and, in turn, the Company's percentage rents, where applicable.  Conversely, deflation could lead to downward pressure on rents and other sources of income.

Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.

Under the Americans with Disabilities Act all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons.  Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants.  If, under the Americans with Disabilities Act, the Company is required to make substantial alterations and capital expenditures in one or more of its properties, including the removal of access barriers, it could materially and adversely affect its income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

The Company's properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements.  If the Company fails to comply with these requirements, it could incur fines or private damage awards.  The Company does not know whether compliance with the requirements will require significant unanticipated expenditures that could affect its income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

The Company expects to acquire additional properties and this may create risks.

The Company expects to acquire additional properties consistent with its investment strategies.  The Company may not, however, succeed in consummating desired acquisitions on time or within budget.  In addition, the Company may face competition in pursuing acquisition opportunities which could increase their costs.  When the Company does pursue a project or acquisition, it may not succeed in leasing newly acquired properties at rents sufficient to cover its costs of acquisition.  Difficulties in integrating acquisitions may prove costly or time-consuming and could result in poorer than anticipated performance.  The Company may also abandon acquisition opportunities that it has begun pursuing and consequently fail to recover expenses already incurred.  Furthermore, acquisitions of new properties will expose the Company to the liabilities of those properties, including, for example, such as liabilities for clean-up of disclosed or undisclosed environmental contamination, claims by persons in respect of events transpiring or conditions existing before the Company's acquisition and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of  properties.

Factors affecting the general retail environment could adversely affect the financial condition of the Company's retail tenants and the willingness of retailers to lease space in its shopping centers, and in turn, materially and adversely affect the Company.

The Company expects its properties and its real estate-related debt investments to be focused on the retail real estate market.  This means that the performance of the Company's properties will be impacted by general retail market conditions, including the level of consumer spending and consumer confidence, the threat of terrorism and increasing competition from online retail websites and catalog companies.  These conditions could adversely affect the financial condition of the Company's retail tenants and the willingness of retailers to lease space in the Company's shopping centers, and in turn, materially and adversely affect the Company.

The Company's growth depends on external sources of capital, which may not be available in the future.

In order to maintain its qualification as a REIT, the Company is required under the Internal Revenue Code of 1986, as amended (the "Code"), to annually distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain.  After the Company invests its cash on hand, it expects to depend primarily on its credit facilities and other external financing to fund the growth of its business (including debt and equity financings).  The Company's access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally.  As a result of current economic conditions, the Company may be limited in its ability to obtain additional financing or to refinance existing debt maturities on favorable terms or at all and there can be no assurances as to when financing conditions will improve.

The Company does not have a formal policy limiting the amount of debt it may incur and its board of directors may change its leverage policy without stockholder consent, which could result in a different risk profile.

Although the Company's Charter  and Bylaws do not limit the amount of indebtedness the Company can incur.  The Company's policy is to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its target assets and the diversification of its portfolio.  The amount of leverage the Company will deploy for particular investments in its target assets will depend upon its management team's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in its investment portfolio, the potential for losses, the availability and cost of financing the assets, the Company's opinion of the creditworthiness of its financing counterparties, the health of the U.S. economy and commercial mortgage markets, the Company's outlook for the level, slope and volatility of interest rates, the credit quality of the tenants occupying space at the Company's properties, and the need for the Company to comply with financial covenants contained in the Company's credit facilities.  See “"Management’s Discussion and Analysis of Financial Conditions and Results of Operations−Liquidity and Capital Resources” for more detail regarding the financial covenants contained in the Company's credit facilities.  The Company's board of directors may change its leverage policies at any time without the consent of its stockholders, which could result in an investment portfolio with a different risk profile.

The Company could be adversely affected if it or any of its subsidiaries are required to register as an investment company under the Investment Company Act of 1940 as amended (the "1940 Act").

The Company conducts its operations so that neither it, nor its operating partnership nor any of its other subsidiaries, is required to register as investment companies under the 1940 Act.   If the Company, its operating partnership or its other subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in certain  business, and criminal and civil actions could be brought against such entity.  In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Increasing vacancy rates for retail property assets resulting from recent disruptions in the financial markets and deteriorating economic conditions could materially and adversely affect the value of the retail property assets the Company acquires.

The Company depends upon tenants for a majority of its revenue from real property investments.  Recent disruptions in the financial markets have resulted in a trend toward increasing vacancy rates for certain classes of commercial property, including retail properties, due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space.  Business failures and downsizings have led to reduced consumer demand for retail products and services, which in turn has led to retail business failures or downsizings and reducing demand for retail space.  Reduced demand for retail space could require the Company to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time it acquires the property.  The continuation of disruptions in the financial markets and deteriorating economic conditions could materially and adversely impact certain of the retail properties the Company may acquire and such properties could experience higher levels of vacancy than anticipated at the time of the Company's acquisition of such properties.  The value of the Company's retail property investments could decrease below the amounts paid for such properties.  Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent.  The Company incurs expenses, such as for maintenance costs, insurance costs and property taxes, even though a property is vacant.  The longer the period of significant vacancies for a property, the greater the potential negative impact on the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

Real estate investments' value and income fluctuate due to conditions in the general economy and the real estate business, which may materially and adversely affect the Company's ability to service its debt and expenses.

The value of real estate fluctuates depending on conditions in the general and local economy and the real estate business.  These conditions may also limit the Company's revenues and available cash.  The rents the Company receives and the occupancy levels at its properties may decline as a result of adverse changes in conditions in the general economy and the real estate business.  If rental revenues and/or occupancy levels decline, the Company generally would expect to have less cash available to pay indebtedness and for distribution to its stockholders.  In addition, some of the Company's major expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline.

The lack of liquidity of the Company's assets could materially and adversely affect the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders, and could materially and adversely affect the Company's ability to value and sell its assets.

Real estate investments are relatively difficult to buy and sell quickly.  In addition, the illiquidity of the Company's investments in commercial mortgage loans and other real estate-related debt investments may make it difficult for it to sell such investments if the need or desire arises.  Many of the securities the Company purchases will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws.  In addition, certain real estate-related debt investments, including mortgage loans, are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower's default.  As a result, the Company expects many of its investments will be illiquid and if it is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the value at which it had previously recorded its investments.

The Company depends on leasing space to tenants on economically favorable terms and collecting rent from tenants, some of whom may not be able to pay.

The Company's financial results depend significantly on leasing space in its properties to tenants on economically favorable terms.  In addition, as a substantial majority of the Company's revenue comes from renting of real property, the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders could be materially and adversely affected if a significant number of its tenants cannot pay their rent or if the Company is not able to maintain occupancy levels on favorable terms.  If a tenant does not pay its rent, the Company may not be able to enforce its rights as landlord without delays and may incur substantial legal costs.

Some of the Company's properties depend on anchor stores or major tenants to attract shoppers and could be materially and adversely affected by the loss of or a store closure by one or more of these tenants.

The Company’s shopping centers are primarily anchored by national and regional supermarkets and drug stores. The value of the retail properties the Company acquires could be materially and adversely affected if these tenants fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations. Adverse economic conditions may result in the closure of existing stores by tenants which may result in increased vacancies at the Company’s properties.  If there are periods of significant vacancies for the Company's properties they could materially and adversely impact the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

Loss of revenues from major tenants could reduce the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

The Company derives significant revenues from anchor tenants such as Safeway, Inc., Rite Aid and QFC-Kroger.  As of December 31, 2011, these tenants are the Company's three largest tenants and accounted for 6.0%, 3.4% and 2.8% respectively, of  its annualized base rent on a pro-rata basis.  The Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders could be materially and adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

The Company's Common Area Maintenance ("CAM") contributions may not allow it to recover the majority of its operating expenses from tenants, which may reduce operating cash flow from its properties and result in a material and adverse effect on the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs and security costs.  The Company may acquire properties with leases with variable CAM provisions that adjust to reflect inflationary increases or leases with a fixed CAM payment methodology which fixes its tenants' CAM contributions.  With respect to both variable and fixed payment methodologies, the amount of CAM charges the Company bills to its tenants may not allow it to recover or pass on all these operating expenses to tenants, which may reduce operating cash flow from its properties.  Such a reduction could result in a material and adverse effect on the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

The Company may incur costs to comply with environmental laws.

The Company's operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety.  Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property.  The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination.  These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release.  The presence of contamination or the failure to remediate contamination may impair the Company's ability to sell or lease real estate or to borrow using the real estate as collateral.  Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodelling and also govern emissions of and exposure to asbestos fibers in the air.  The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls ("PCBs") and underground storage tanks are also regulated by federal and state laws.  The Company is also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals.  The Company could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure to contamination at or from its properties.  Identification of compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to the Company.

The Company's investments in mezzanine loans and B-notes may be subject to losses.  The B-notes in which the Company invests in may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to the Company.

The Company may acquire mezzanine loans, which are loans made to property owners that are secured by pledges of the borrower's ownership interests, in whole or in part, in entities that directly or indirectly own the real property.  The key distinction from mortgage loans is that the most senior portion of the loan with the least credit risk is owned by the senior lender.  In the event a borrower defaults on a loan and lacks sufficient assets to satisfy a loan, the Company may suffer a loss of principal or interest.  In the event a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan.  In addition, mezzanine loans are by their nature structurally subordinated to more senior property level financings.  If a borrower defaults on a mezzanine loan held by the Company or on debt senior to the Company's loan, or in the event of a borrower bankruptcy, the Company's mezzanine loan will be satisfied only after the property level debt and other senior debt is paid in full.  In contrast to mezzanine loans,  B-notes are commercial real estate loans secured by a first mortgage on a single large commercial property or group of related properties and subordinated to a senior interest, referred to as an A-note.  The Company currently owns a 50% interest in B-note of an existing promissory note secured by a 407,952 square foot shopping center.  B-note holders face certain risks, including that, in the case of  a borrower default, there may not be sufficient funds remaining for B-note holders after payments are made in respect of the A-note.  B-notes reflect similar credit risks to comparably rated commercial mortgage-backed securities.  However, since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks.  For example, the rights of holders of B-notes to control the process following a borrower default may be limited in certain investments.  The Company cannot predict the terms of each B-note investment.  Significant losses related to mezzanine loans and B-notes could result in operating losses for the Company and could have a material and adverse effect on its income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

The Company may invest in loans to owners of net leased properties and these investments may generate losses.

The Company may invest in commercial mortgage loans to owners of net leased real estate assets.  A net lease requires the tenant to pay, in addition to the fixed rent, some or all of the property expenses that normally would be paid by the property owner.  The value of the Company's investments and the income from its investments in loans to owners of net leased properties, if any, will depend upon the ability of the applicable tenant to meet its obligations to maintain the property under the terms of the net lease.  If a tenant fails or becomes unable to so maintain a property, the borrower could have difficulty making its required loan payments to the Company.  In addition, under many net leases the owner of the property retains certain obligations with respect to the property, including among other things, the responsibility for maintenance and repair of the property, to provide adequate parking, maintenance of common areas and compliance with other affirmative covenants in the lease.  If the borrower were to fail to meet these obligations, the applicable tenant could abate rent or terminate the applicable lease, which may result in a loss of capital invested in, and anticipated profits from, the property to the borrower and the borrower could have difficulty making its required loan payments to the Company.  In addition, the borrower may find it difficult to lease property to new tenants that may have been suited to the particular needs of a former tenant.

The Company may be subject to "lender liability" claims, which may subject it to significant liability, should a claim of this type arise.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed "lender liability."  Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders.  The Company cannot assure prospective investors that such claims will not arise or that it will not be subject to significant liability if a claim of this type did arise.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair the Company's assets and have a material and adverse effect on its income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

The Company believes the risks associated with its business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values.  Because the Company has only recently acquired assets, it is not burdened by the losses experienced by certain of its competitors as a result of the recent economic downturn and declines in real estate values with respect to properties acquired before the economic downturn.  Although it will take current economic conditions into account in acquiring its target assets, the Company's long term success depends in part on improving economic conditions and the eventual return of a stable and dependable financing market for retail real estate.  If the current challenging economic conditions persist or worsen, the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders, could be materially and adversely affected.

Loss of key personnel could harm the Company's operations and materially and adversely affect its income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

The Company is dependent on the efforts of certain key personnel of its senior management team.  While the Company has employment contracts with each of Messrs. Baker, Roche, Schoebel and Tanz, the loss of the services of any of these individuals could harm the Company's operations and have a material and adverse effect on its income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

Under their employment agreements, certain members of the Company's senior management team will have certain rights to terminate their employment and receive severance in connection with a change in control of the Company.

The Company's employment agreements with each of Messrs. Roche, Schoebel and Tanz, which provide that, upon termination of his employment (i) by the applicable officer within 12 months following the occurrence of a change in control (as defined in the employment agreement), (ii) by the Company without cause (as defined in the employment agreement), (iii) by the applicable officer for good reason (as defined in the employment agreement), (iv) by non-renewal of the applicable officer's employment agreement or (v) by reason of the applicable officer's death or disability (as defined in the employment agreement), such executive officers would be entitled to certain termination or severance payments made by the Company (which may include a lump sum payment equal to defined percentages of annual salary and prior years' average bonuses, paid in accordance with the terms and conditions of the respective agreement).  In addition, the vesting of all his outstanding unvested equity-based incentives and awards would accelerate.  These provisions make it costly to terminate their employment and could delay or prevent a transaction or a change in control of the Company that might involve a premium paid for shares of its common stock or otherwise be in the best interests of its stockholders.

Joint investments could be materially and adversely affected by the Company's lack of sole decision-making authority or reliance on a joint venture partner's financial condition.

The Company currently owns two of its properties through joint ventures with third parties and may also enter into similar arrangements in the future.  Investments in joint ventures involve risks that are not otherwise present with properties which the Company owns entirely.  In these investments, the Company does not have exclusive control or sole decision-making authority over the development, financing, leasing, management and other aspects of these investments.  As a result, the joint venture partner might have economic or business interests or goals that are inconsistent with the Company's goals or interests, take action contrary to the Company's interests or otherwise impede the Company's objectives.  These investments involve risks and uncertainties, including the risk of the joint venture partner failing to provide capital and fulfill its obligations, which may result in certain liabilities to the Company for guarantees and other commitments, the risk of conflicts arising between the Company and its partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.  The joint venture partner also might become insolvent or bankrupt, which may result in significant losses to the Company.  Further, although the Company may own a controlling interest in a joint venture and may have authority over major decisions such as the sale or refinancing of investment properties, the Company may have fiduciary duties to the joint venture partners or the joint venture itself that may cause, or require, it to take or refrain from taking actions that it would otherwise take if it owned the investment properties outright.

Uninsured losses or a loss in excess of insured limits could materially and adversely affect the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

The Company carries comprehensive general liability, fire, extended coverage, loss of rent insurance, and environmental liability where applicable on its properties, with policy specifications and insured limits customarily carried for similar properties.  However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, the Company generally does not maintain loss of rent insurance.  In addition, there are certain types of losses, such as losses resulting from wars, terrorism or acts of God that generally are not insured because they are either uninsurable or not economically insurable.  Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property.  Any loss of these types could materially and adversely affect the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

The Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders could be materially and adversely affected by poor market conditions where its properties are geographically concentrated.

The Company's performance depends on the economic conditions in markets in which its properties are concentrated.  During the year ended December 31, 2011, the Company's properties in California, Oregon and Washington accounted for 62.2%, 21.0% and 16.8%, respectively, of its consolidated net operating income.  The Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Oregon and Washington.

Risks Related to Financing

The Company's credit facilities contain restrictive covenants relating to its operations, which could limit the Company's ability to respond to changing market conditions and its ability to pay distributions on its common stock.

The Company's credit facilities contain restrictive covenants which are described in "Management’s Discussion and Analysis of Financial Conditions and Results of Operations−Liquidity and Capital Resources.”  These or other limitations, including those that may apply to future company borrowings,  may materially and adversely affect the Company's flexibility and its ability to achieve its operating plans and could result in the Company being limited in the amount of dividends it would be permitted to pay on its common stock.

In addition, failure to comply with these covenants could cause a default under the applicable debt instrument, and the Company  may then be required to repay such debt with capital from other sources.  Under those circumstances, other sources of capital may not be available to the Company, or be available only on unattractive terms.

In addition, failure to comply with these covenants could cause a default under the applicable debt instrument, and the Company may then be required to repay such debt with capital from other sources.  Under those circumstances, other sources of capital may not be available to the Company, or be available only on unattractive terms.

Certain of the Company's mortgage financing contains provisions that could limit the Company's operating flexibility.

The Company's existing mortgage financing contains, and future mortgage financing may in the future contain, customary covenants and provisions that limit the Company's ability to pre pay such mortgages before their scheduled maturity date or to transfer the underlying Additionally, the Company's ability to satisfy prospective mortgage lenders' insurance requirements may be materially and adversely affected if lenders generally insist upon greater insurance coverage against certain risks than is available to the Company in the marketplace or on commercially reasonable terms. In addition, because a mortgage is secured by a lien on the underlying real property, mortgage defaults subject the Company to the risk of losing the property through foreclosure.

The Company's access to financing may be limited and thus its ability to potentially enhance its returns may be materially and adversely affected.

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its target assets and the diversification of its portfolio.  To the extent market conditions improve and markets stabilize over time, the Company expects to increase its borrowing levels.  As of December 31, 2011, the Company's outstanding mortgage indebtedness was approximately $59.9 million, and the Company may incur significant additional debt to finance future acquisition and development activities.  The Company's credit facilities consist of  a $175.0 million unsecured revolving credit facility (which was undrawn at December 31, 2011) and a $110.0 million term loan which was fully drawn at December 31, 2011.

The Company's access to financing will depend upon a number of factors, over which it has little or no control, including:

•	general market conditions;

•	the market's view of the quality of the Company's assets;

•	the market's perception of the Company's growth potential;

•	the Company's eligibility to participate in and access capital from programs established by the U.S. government;

•	the Company's current and potential future earnings and cash distributions; and

•	the market price of the shares of the Company's common stock.

Although the Company has recently seen a gradual improvement in the credit markets, any reduction in available financing may materially and adversely affect its ability to achieve its financial objectives.  Concern about the stability of the markets generally could adversely affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide the Company with financing or to increase the costs of that financing.  In addition, if regulatory capital requirements imposed on the Company's private lenders change, they may be required to limit, or increase the cost of, financing they provide to the Company.  In general, this could potentially increase the Company's financing costs and reduce its liquidity or require it to sell assets at an inopportune time or price.

During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, the Company has and may continue to purchase certain properties for cash.  Consequently, depending on market conditions at the relevant time, the Company may have to rely more heavily on additional equity issuances, which may be dilutive to its stockholders, or on less efficient forms of debt financing that require a larger portion of its cash flow from operations, thereby reducing funds available for its operations, future business opportunities, cash distributions to its stockholders and other purposes.  The Company cannot assure you that it will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause it to curtail its asset acquisition activities and/or dispose of assets, which could materially and adversely affect its income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

Interest rate fluctuations could reduce the income on the Company's investments and increase its financing costs.

Changes in interest rates will affect the Company's operating results as such changes will affect the interest it receives on any floating rate interest bearing investments it may then hold and the financing cost of its floating rate debt, as well as its interest rate swaps that it utilizes for hedging purposes.  There can be no guarantee that the financial condition of the counterparties with respect to the Company's interest rate swaps will enable them to fulfill their obligations under these agreements.  Changes in interest rates may also, in the case of real estate-related debt investments, affect borrower default rates, which may result in losses for the Company.  These risks could materially and adversely affect the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

Financing arrangements that the Company may use to finance its assets may require it to provide additional collateral or pay down debt.

The Company, when appropriate, uses traditional forms of financing including secured credit facilities.  In the event the Company utilizes such financing arrangements, they would involve the risk that the market value of its assets which are secured may decline in value, in which case the lender may, in connection with a refinancing of the credit facility, require it to provide additional collateral, provide additional equity, or to repay all or a portion of the funds advanced.  The Company may not have the funds available to repay its debt or provide additional equity at that time, which would likely result in defaults unless it is able to raise the funds from alternative sources, which it may not be able to achieve on favorable terms or at all.  Providing additional collateral or equity would reduce the Company's liquidity and limit its ability to leverage its assets.  If the Company cannot meet these requirements, the lender could accelerate the Company's indebtedness, increase the interest rate on advanced funds and terminate its ability to borrow funds from them, which could materially and adversely affect the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.  The providers of credit facilities may also require the Company to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position.  As a result, the Company may not be able to leverage its assets as fully as it would choose, which could reduce its return on assets.  There can be no assurance that the Company will be able to utilize such arrangements on favorable terms, or at all.

Risks Related to the Company's Organization and Structure

The Company depends on dividends and distributions from its direct and indirect subsidiaries.  The creditors and any preferred equity holders of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to the Company.

Substantially all of the Company's assets are held through its operating partnership that holds substantially all of its properties and assets through subsidiaries.  The Company's operating partnership's cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of its cash flow is dependent on cash distributions to it by its operating partnership.  The creditors and any preferred equity holders of the Company's direct and indirect subsidiaries are entitled to payment of that subsidiary's obligations to them, when due and payable, before distributions may be made by that subsidiary to its common equity holders.  Thus, the Company's operating partnership's ability to make distributions to the Company and therefore the Company's ability to make distributions to its stockholders will depend on its subsidiaries' ability first to satisfy their obligations to creditors and any preferred equity holders and then to make distributions to the Company's operating partnership.

In addition, the Company's participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including trade creditors, and preferred equity holders are satisfied.

The outstanding warrants could adversely impact the trading price of the Company's common stock.

As of December 31, 2011, the Company had outstanding warrants to purchase 49,400,000 shares of common stock at an exercise price of $12.00 per share.  The warrants expire on October 23, 2014, subject to the right of the Company to call the warrants in the event that the Company's common stock trades at levels specified in the warrants.  The existence of these warrants, and the prospect that a substantial number of shares of common stock could be purchased at $12.00 per share, could have the effect of setting an upper limit on the trading price of the common stock during the period that the warrants remain outstanding.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of the Company.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium price for holders of the Company's common stock or otherwise be in their best interests, including:

•
“business combination” provisions that, subject to certain limitations, prohibit certain business combinations between the Company and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the Company's shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special minimum price provisions and special stockholder voting requirements on these combinations; and

•
“control share” provisions that provide that “control shares” of the Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the Company's stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

However, the provisions of the MGCL relating to business combinations do not apply to business combinations that are approved or exempted by the Company's board of directors prior to the time that the interested stockholder becomes an interested stockholder. In addition, the Company's Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of the Company's common stock. There can be no assurance that such exemption will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits the Company's board of directors, without stockholder approval and regardless of what is currently provided in the Company's charter or bylaws, to take certain actions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium to the market price of its common stock or otherwise be in the stockholders’ best interests.  These provisions of the MGCL permit the Company, by provision in its charter or bylaws or a resolution of its board of directors and notwithstanding any contrary provision in the charter or bylaws, to adopt:

·	a classified board;
·	a two-thirds vote requirement for removing a director;
·	a requirement that the number of directors be fixed only by vote of the board of directors;
·
a requirement that a vacancy on the board be filled only by the remaining directors in office and (if the board is classified) for the remainder of the full term of the class of directors in which the vacancy occurred; and

·	a majority requirement for the calling of a stockholder-requested special meeting of stockholders.

The authorized but unissued shares of preferred stock and the ownership limitations contained in the Company's Charter may prevent a change in control.

The Charter authorizes the Company to issue authorized but unissued shares of preferred stock.  In addition, the Charter provides that the Company's board of directors has the power, without stockholder approval, to authorize the Company to issue any authorized but unissued shares of stock, to classify any unissued shares of preferred stock and to reclassify any unissued shares of common stock or previously-classified shares of preferred stock into other classes or series of stock.  As a result, the Company's board of directors may establish a series of shares of preferred stock or use such preferred stock to create a stockholder's rights plan or  so-called "poison pill" that could delay or prevent a transaction or a change in control that might involve a premium price for shares of the Company's common stock or otherwise be in the best interests of the Company's stockholders.

In addition, the Company's Charter contains restrictions limiting the ownership and transfer of shares of the Company's common stock and other outstanding shares of capital stock.  The relevant sections of the Company's Charter provide that, subject to certain exceptions, ownership of shares of the Company's common stock by any person is limited to 9.8% by value or by number of shares, whichever is more restrictive, of the outstanding shares of common stock (the common share ownership limit), and no more than 9.8% by value or number of shares, whichever is more restrictive, of the outstanding capital stock (the aggregate share ownership limit).  The common share ownership limit and the aggregate share ownership limit are collectively referred to herein as the "ownership limits."  These provisions will restrict the ability of persons to purchase shares in excess of the relevant ownership limits.  The Company's board of directors has established exemptions from this ownership limit which permit certain institutional investors to hold additional shares of the Company's common stock.  The Company's board of directors may in the future, in its sole discretion, establish additional exemptions from this ownership limit.

The Company's failure to qualify as a REIT would subject it to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of cash available for distribution to its stockholders.

The Company intends to operate in a manner that will enable it to continue to qualify as a REIT for U.S. federal income tax purposes.  The Company has not requested and does not intend to request a ruling from the IRS that it will continue to qualify as a REIT.  The U.S. federal income tax laws governing REITs are complex.  The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Code ("Treasury Regulations") is greater in the case of a REIT that holds assets through a partnership, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited.  To qualify as a REIT, the Company must meet, on an ongoing basis, various tests regarding the nature of its assets and its income, the ownership of its outstanding shares, and the amount of its distributions.  Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for the Company to qualify as a REIT.  Thus, while the Company believes that it has operated and intends to continue to operate so that it will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in the Company's circumstances, no assurance can be given that it has qualified or will continue to so qualify for any particular year.

If the Company fails to qualify as a REIT in any taxable year, and does not qualify for certain statutory relief provisions, it would be required to pay U.S. federal income tax on its taxable income, and distributions to its stockholders would not be deductible by it in determining its taxable income.  In such a case, the Company might need to borrow money or sell assets in order to pay its taxes.  The Company's payment of income tax would decrease the amount of its income available for distribution to its stockholders.  Furthermore, if the Company fails to maintain its qualification as a REIT, it would no longer be required to distribute substantially all of its net taxable income to its stockholders.  In addition, unless the Company were eligible for certain statutory relief provisions, it would not be eligible to re-elect to qualify as a REIT for four taxable years following the year in which it failed to qualify as a REIT.

Failure to make required distributions would subject the Company to tax, which would reduce the cash available for distribution to its stockholders.

In order to qualify as a REIT, the Company must distribute to its stockholders each calendar year at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain.  To the extent that the Company satisfies the 90% distribution requirement, but distribute less than 100% of its taxable income, it is subject to U.S. federal corporate income tax on its undistributed income.  In addition, the Company will incur a 4% non-deductible excise tax on the amount, if any, by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws.  The Company intends to distribute its net income to its stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% non-deductible excise tax.

The Company's taxable income may exceed its net income as determined by the U.S. generally accepted accounting principles ("GAAP") because, for example, realized capital losses will be deducted in determining its GAAP net income, but may not be deductible in computing its taxable income.  In addition, the Company may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets.  For example, the Company may be required to accrue interest income on mortgage loans or other types of debt securities or interests in debt securities before it receives any payments of interest or principal on such assets.  Similarly, some of the debt securities that the Company acquires may have been issued with original issue discount.  The Company will be required to report such original issue discount based on a constant yield method.  As a result of the foregoing, the Company may generate less cash flow than taxable income in a particular year.  To the extent that the Company generates such non-cash taxable income in a taxable year, it may incur corporate income tax and the 4% non-deductible excise tax on that income if it does not distribute such income to stockholders in that year.  In that event, the Company may be required to use cash reserves, incur debt or liquidate assets at rates or times that it regards as unfavorable or make a taxable distribution of its shares in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal corporate income tax and the 4% non-deductible excise tax in that year.

To maintain its REIT qualification, the Company may be forced to borrow funds during unfavorable market conditions.

In order to qualify as a REIT and avoid the payment of income and excise taxes, the Company may need to borrow funds on a short-term basis, or possibly on a long-term basis, to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings.  These borrowing needs could result from, among other things, a difference in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, the creation of reserves or required debt amortization payments.

Even if the Company qualifies as a REIT, it may be required to pay certain taxes.

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, franchise, property and transfer taxes, including mortgage recording taxes.  In addition, the Company holds some of its assets through taxable REIT subsidiary ("TRS") corporations.  Any TRSs or other taxable corporations in which the Company owns an interest will be subject to U.S. federal, state and local corporate taxes.  Payment of these taxes generally would materially and adversely affect the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could materially and adversely affect the value of the Company's shares or warrants.

The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 15% (through 2012).  Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 35% maximum U.S. federal income tax rate on ordinary income.  Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the Company's shares.

The Company may be subject to adverse legislative or regulatory tax changes that could reduce the market price of its shares of common stock or warrants.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect.  The Company cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively.  The Company and its stockholders or warrantholders could be materially and adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

The failure of a mezzanine loan to qualify as a real estate asset would materially and adversely affect the Company's ability to qualify as a REIT.

The Company may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property.  In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test.  Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law.  The Company may acquire mezzanine loans that do not meet all of the requirements for reliance on this safe harbor.  In the event the Company owns a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan's treatment as a real estate asset for purposes of the REIT asset and the interest generated by such a loan as qualifying income for purposes of the REIT income tests, and if such a challenge were sustained, the Company could fail to qualify as a REIT.

The Company cannot assure you of its ability to pay distributions in the future.

The Company intends to pay quarterly distributions and to make distributions to its stockholders in an amount such that it distributes all or substantially all of its REIT taxable income in each year, subject to certain adjustments.  The Company's ability to pay distributions may be materially and adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K.  All distributions will be made, subject to Maryland law, at the discretion of the Company's board of directors and will depend on the Company's earnings, its financial condition, any debt covenants, maintenance of its REIT qualification and other factors as its board of directors may deem relevant from time to time.  The Company believes that a change in any one of the following factors could materially and adversely affect its income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders:

•	the profitability of the assets acquired;

•	the Company's ability to make profitable acquisitions;

•	margin calls or other expenses that reduce the Company's cash flow;

•	defaults in the Company's asset portfolio or decreases in the value of its portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

The Company cannot assure you that it will achieve results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.  In addition, some of the Company's distributions may include a return in capital.

The ability of the warrantholders to exercise warrants may be limited by the ownership limits contained in the terms of the Warrant Agreement and the Company's Charter.

The ability of the warrantholders to exercise their warrants may be limited by the ownership limits contained in the terms of the Warrant Agreement, dated as of October 17, 2009, as amended, between the Company and Continental Stock Transfer and Trust Company (the "Warrant Agreement"), and the Company's Charter.  On May 24, 2010, The Bank of New York Mellon (the predecessor to Computershare) was appointed as the Company's new transfer agent, registrar and dividend disbursing agent.  In particular, to assist the Company in qualifying as a REIT, ownership of shares of the Company's common stock by any person is limited under the Charter, with certain exceptions, to 9.8% by value or by number of shares, whichever is more restrictive, of the Company's outstanding shares of common stock and no more than 9.8% by value or by number of shares, whichever is more restrictive, of the Company's outstanding capital stock.  Moreover, the terms of the warrants limit a holder's ability to exercise warrants to ensure that such holder's Beneficial Ownership or Constructive Ownership, each as defined in the Charter, does not exceed the restrictions contained in the Company's Charter limiting the ownership of shares of the Company's common stock.  In addition, the Company's Charter contains various other restrictions limiting the ownership and transfer of common stock.  As a result, any warrantholder may not be able to exercise its warrants if such exercise would cause it to own shares of the Company's common stock in excess of these ownership limits.

Warrantholders will not be able to exercise their warrants if an effective registration statement is not in place when such holders desire to do so.

No warrant will be exercisable and the Company will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current.  Under the terms of the Warrant Agreement, the Company is required to use its best efforts to meet these conditions and to maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants.  However, there can be no assurance that the Company will be able to do so, and if it does not maintain a current prospectus related to the shares of common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants.  Additionally, the Company will have no obligation to settle the warrants for cash or "net cash settle" any warrant exercise.  Accordingly, if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

The Company's warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and dilute the ownership of existing stockholders.

Outstanding warrants, consisting of 41,400,000 public warrants and 8,000,000 private placement warrants, to purchase an aggregate of 49,400,000 shares of the Company's common stock are currently exercisable at an exercise price of $12.00 per share.  NRDC Capital Management, LLC, the holder of the 8,000,000 private placement warrants, is entitled to certain registration rights with respect to such warrants and the shares for which they are exercisable.  The warrant exercise price may be lowered under certain circumstances, including, among others, in the Company's sole discretion at any time prior to the expiration date of the warrants for a period of not less than 20 business days; provided, however, that any such reduction shall be identical in percentage terms among all of the warrants.  These warrants likely will be exercised if the market price of the shares of the Company's common stock equals or exceeds the warrant exercise price.  Therefore, as long as warrants remain outstanding, there will be a drag on any increase in the price of the Company's common stock in excess of the warrant exercise price.  To the extent such warrants are exercised, additional shares of the Company's common stock will be issued, which would dilute the ownership of existing stockholders.  Further, if these warrants are exercised at any time in the future at a price lower than the book value per share of the Company's common stock, existing stockholders could suffer substantial dilution of their investment, which dilution could increase in the event the warrant exercise price is lowered.  Additionally, if the Company were to lower the exercise price in the near future, the likelihood of this dilution could be accelerated.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The Company maintains its executive office at 81 Main Street, Suite 503, White Plains, New York 10601.

As of December 31, 2011, the Company's portfolio consisted of 30 wholly-owned retail properties totalling approximately 3.2 million square feet of gross leasable area, which were approximately 91.2% leased. At December 31, 2011, the Company considered 26 of its wholly-owned properties to be stabilized properties with a weighted average leased area of 93.7%. The remaining four properties were considered by the Company to be re-development properties that were 73% leased at December 31, 2011.  During the year ended December 31, 2011, the Company leased or renewed a total of 361,612 square feet in its portfolio. The Company has committed $4.7 million and $411,000 in tenant improvements and leasing commissions respectively, for the new leases and renewals that occurred during the year ended December 31, 2011.

In addition, the Company owned a 49% ownership interest in the Crossroads Shopping Center, a 464,822 square foot shopping center situated on approximately 40 acres of land, which is currently 90% leased.  The Company also owned a 95% interest in a shopping center located in Wilsonville, Oregon.

The following table provides information regarding the Company's properties as of December 31, 2011.

Property, State	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants
Northern California
Norwood Shopping Center, CA	1993	2010	88,851	17	100.0%	Viva Supermarket, Rite Aid, Citi Trends
Pleasant Hill Marketplace, CA	1980	2010	69,786	4	100.0%	Buy Buy Baby, Office Depot, Basset Furniture
Pinole Vista Shopping Center, CA	1981	2011	165,025	37	100.0%	Kmart, SaveMart (Lucky) Supermarket(2)
Mills Shopping Center, CA	1955/1988	2011	239,031	23	87.2%	Raley’s Supermarket, UEI College, Dollar Tree
Morada Ranch, CA	2006	2011	101,842	17	96.0%	Raley’s Supermarket
Nimbus Village, CA	1873/1985	2011	71,318	19	68.6%	Spaghetti Factory, Cattlemens Restaurant
Round Hill Square, NV	1998	2011	116,849	23	81.2%	Safeway Supermarket, U.S. Postal Service
Country Club Gate Center, CA	1974	2011	109,331	25	91.3%	SaveMart, Rite Aid

Southern California
Paramount Plaza,CA	1966/2010	2009	95,062	14	100.0%	Fresh & Easy, Rite Aid,TJ Maxx
Santa Ana Downtown Plaza, CA	1987/2010	2010	100,305	24	96.5%	Kroger (Food 4 Less) Supermarket, FAMSA
Gateway Village, CA	2003/2005	2010	96,959	29	94.3%	Sprout’s Farmers Market
Sycamore Creek, CA	2008	2010	74,198	17	89.9%	Safeway (Vons) Supermarket, CVS(2)
Phillips Village, CA (1)	1980/2006	2010	125,708	24	69.7%	Fresh Choice Supermarket
Claremont Promenade Center, CA	1982/2007	2010	91,520	10	71.8%	Superking Supermarket
Marketplace Del Rio, CA	1990/2004	2011	177,136	39	92.7%	Stater Brothers Supermarket,Walgreens, Ace Hardware
Renaissance Towne Center, CA	1991	2011	53,074	26	97.2%	CVS Pharmacy
Desert Springs Marketplace, CA	1993-1994	2011	105,157	18	100.0%	Kroger (Ralph’s) Supermarket, Rite Aid

Portland Metropolitan
Happy Valley Town Center, OR	2007	2010	132,896	35	98.5%	New Season Market
Oregon City Point, OR	2007	2010	35,305	14	73.4%	Starbucks, West Cost Bank, FedEx Kinko’s
Cascade Summit, OR	2000	2010	95,508	28	96.8%	Safeway Supermarket
Vancouver Market Center, WA	1996	2010	118,385	16	91.0%	Albertsons Supermarket
Division Crossing, OR	1992	2010	98,321	16	58.8%	Rite Aid
Halsey Crossing, OR	1992	2010	99,438	16	98.6%	Safeway Supermarket, Dollar Tree
Wilsonville Old Towne Square,OR (3)	2011	2011	49,973	16	77.5%	Kroger(Fred Meyer)(2)
Heritage Market Center, WA	2000	2010	107,468	19	93.4%	Safeway Supermarket
Hillsboro Market Center, OR	2001/2002	2011	156,021	18	92.0%	Albertsons Supermarket, Dollar Tree, Marshalls

Seattle Metropolitan
Meridian Valley Plaza, WA	1978/1982	2010	51,597	14	100.0%	Kroger(QFC)Supermarket
The Market at Lake Stevens, WA	2000	2010	74,130	10	100.0%	Haggen Food & Pharmacy
Crosssroads,WA (3)	1962/2004	2010	463,376	85	92.1%	Kroger(QFC)Supermarket,Sports Authority
Canyon Park, WA	1980/1981	2011	123,627	20	99.1%	Albertsons Supermarket, Rite Aid
Hawks Prairie, WA	1988/1995	2011	154,781	20	96.0%	Safeway Supermarket, Dollar Tree, Big Lots
Kress Building, WA	1910	2011	73,563	7	100.0%	IGA Supermarket, J.C. Penney

(1)The Company's operating partnership is a managing member of, and has a 99.97% membership interest in, the owner of this property, ROIC Phillips Ranch, LLC.

(2)Retailer owns their own space and is not a tenant of the Company.

(3)The Company accounts for this joint venture under the equity method of accounting and does not consolidate the entity owning the property.

As illustrated by the following tables, the Company's shopping centers are substantially diversified by both tenant mix and by the staggering of its major tenant lease expirations. For the year ended December 31, 2011, no single tenant comprised more than 6.0% of the total annual base rent of the Company's portfolio.

The following table sets forth a summary schedule of the Company's ten largest tenants by percent of total annual base rent, as of December 31, 2011.

Tenant	Number of Stores	% of Total Annual Base Rent(1)
Safeway.	7	6.0%
Rite Aid	6	3.4%
Kroger	3	2.8%
Raley’s	3	2.5%
J.C. Penney	1	2.4%
Albertson’s	4	2.1%
Haggen	1	1.8%
UEI College	1	1.7%
KMart/Sears	2	1.3%
New Seasons Market	1	1.2%

	29	25.2%
(1) Annual base rent is equal to monthly rent, on an annualized basis, at December 31, 2011.  Annual base rent does not include concessions or future rent increases.

The following table sets forth a summary schedule of the annual lease expirations for leases in place across the Company's total portfolio at December 31, 2011.

Year of Expiration	Number of Leases Expiring(1)	Square Footage	Annual Base Rent(2)	Annual Base Rent%
2012	105	374,093	$6,318,600	13.4%
2013	82	220,064	4,627,615	9.8%
2014	93	291,489	5,194,207	11.0%
2015	81	336,592	5,037,798	10.7%
2016	102	407,447	6,126,551	13.0%
Thereafter	111	1,282,173	19,789,245	42.1%
Total	574	2,911,858	$47,094,016	100.0%
(1) Assumes no tenants exercise renewal options or cancellation options.
(2) Annual base rent is equal to monthly rent, on an annualized basis, at December 31, 2011.  Annual base rent does not include concessions or future rent increases.
Excludes joint venture properties.

The following tables sets forth a summary schedule of the annual lease expirations for leases in place with the Company's anchor tenants at December 31, 2011. Anchor tenants are tenants with leases occupying at least 15,000 square feet or more.

Year of Expiration	Number of Leases Expiring(1)	Square Footage	Annual Base Rent(2)	Annual Base Rent%
2012	5	167,907	$1,254,143	2.7%
2013	2	45,406	419,917	0.9%
2014	2	102,040	941,557	2.0%
2015	4	145,636	806,712	1.7%
2016	5	193,912	1,506,903	3.2%
Thereafter	25	933,647	12,096,279	25.7%
Total	43	1,588,548	$17,025,511	36.2%

(1) Assumes no tenants exercise renewal or cancellation options.
(2) Annual base rent is equal to monthly rent, on an annualized basis, at December 31, 2011.  Annual base rent does not include concessions or future rent increases.
Excludes joint venture properties.

Item 3.Legal Proceedings

In the normal course of business, from time to time, the Company is involved in routine legal actions incidental to its business of the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol "ROIC."  Prior to November 3, 2009, the Company's common stock traded on the NYSE Amex under the symbol "NAQ."  The following table sets forth, for the period indicated, the high and low sales price for the Company's common stock as reported by the NASDAQ and the per share dividends declared:

Period	High	Low	Dividends Declared
2010
First Quarter	$10.50	$9.95	$—
Second Quarter	$10.64	$9.34	$0.06
Third Quarter	$10.18	$9.35	$0.06
Fourth Quarter	$10.17	$9.53	$0.06
2011
First Quarter	$11.16	$9.65	$0.08
Second Quarter	$11.29	$10.32	$0.09
Third Quarter	$11.29	$10.34	$0.10
Fourth Quarter	$11.84	$10.53	$0.12

On February 27, 2012, the closing price of the Company's common stock as reported by the NASDAQ was $11.72.

Dividends Declared on Common Stock and Tax Status

The Company intends to make regular quarterly distributions to holders of its common stock.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  The Company intends to pay regular quarterly dividends to stockholders in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  Before the Company pays any dividend, whether for U.S. federal income tax purposes or otherwise, it must first meet both its operating requirements and its debt service on debt.  If the Company's cash available for distribution is less than its net taxable income, it could be required to sell assets or borrow funds to make cash distributions or it may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

The following table sets forth the dividends declared per share of the Company’s common stock and the tax status for U.S. federal income tax purposes of such dividends declared during the years ended December 31, 2011 and 2010:

For the year ended December 31, 2011
Record Date	Payable Date	Total Dividened per Share	Ordinary Income per Share (1)	Return of Capital per Share
3/15/2011	3/31/2011	$0.080000	$0.054066	$0.025934
5/31/2011	6/15/2011	$0.090000	$0.060825	$0.029175
8/31/2011	9/15/2011	$0.100000	$0.067583	$0.032417
11/14/2011	11/30/2011	$0.120000	$0.081099	$0.038901
(1)Ordinary Income per Share is non-qualified dividend income.

For the year ended December 31, 2010
Record Date	Payable Date	Total Dividends per Share	Ordinary Income per Share		Return of Capital per Share
5/26/2010	6/15/2010	$0.06	$0.06	(1)	$-
8/26/2010	9/15/2010	$0.06	$0.04	(2)	$0.02
11/26/2010	12/15/2010	$0.06	$0.04		$0.02

(1)Ordinary Income per Share includes $.02 of qualified dividend income.
(2)Ordinary Income per Share includes $.01 of qualified dividend income.

As of December 31, 2011, 100% of the outstanding interests in the operating partnership were owned by the Company.

Holders

As of February 27, 2012, the Company had 17 registered holders.  Such information was obtained through the registrar and transfer agent.

Stockholder Return Performance

The above graph compares the cumulative total return on the Company's common stock with that of the Standard and Poor's 500 Stock Index ("S&P 500") and the National Association of Real Estate Investment Trusts Equity Index ("FTSE NAREIT Equity REITs") from October 23, 2007 (the date that the Company's common stock began to trade publicly) through December 31, 2011.  The stock price performance graph assumes that an investor invested $100 in each of the Company and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of the Company's shares of common stock.  The Company commenced its operations as a REIT on October 20, 2009.  Prior to October 20, 2009, the Company operated as a special purpose acquisition company in pursuit of an initial business combination.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Retail Opportunity Investments Corp.	100.44	100.22	110.51	110.59	136.85
S&P 500	96.67	60.90	77.02	88.62	90.49
FTSE NAREIT Equity REITs	87.33	54.38	69.60	89.05	96.45

Except to the extent that the Company specifically incorporates this information by reference, the foregoing Stockholder Return Performance information shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act or under the Exchange Act.  This information shall not otherwise be deemed filed under such Acts.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2009, the Company adopted the 2009 Equity Incentive Plan (the "2009 Plan").  (For a description of the 2009 Plan, see Note 8 to the consolidated financial statements in this Annual Report on Form 10-K.)

The following table presents certain information about the Company's equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	337,000	$10.44	3,204,000
Equity compensation plans not approved by stockholders	—	—	—
Total	337,000	$10.44	3,204,000

(1)  Consists of 102,000 and 235,000 options granted during the year ended December 31, 2011 and 2009, respectively.

Item 6.Selected Financial Data

The following selected financial and operating information should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Conditions and Results of Operations" and the Company's financial statements, including the notes, included elsewhere herein.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Statement of Income Data:
Total Revenues	$51,737,512	$16,328,969	$45,736
Operating expenses	46,782,558	21,642,505	11,385,270
Operating income (loss)	4,954,954	(5,313,536)	(11,339,534)
Gain on bargain purchase	9,449,059	2,216,824	—
Interest income	19,142	1,108,507	1,705,421
Interest expense	6,225,084	324,126	—
Other income	—	1,873,398	—
Operating income(Loss) Income before provision for income taxes	9,656,321	(400,921)	(9,634,113)
Benefit for income taxes	—	—	268,343
Net income (loss) attributable to Retail Opportunity Investments Corp.	$9,656,321	$(400,921)	$(9,365,770)
Weighted average shares outstanding- Basic:	42,477,007	41,582,401	49,734,703
Weighted average shares outstanding- Diluted:	42,526,288	41,582,401	49,734,703

Income (Loss) per share-Basic and Diluted:	$0.23	$(0.01)	$(0.19)
Dividends per common share	$0.39	$0.18	$—
Balance Sheet Data:
Net real estate investments, net	$602,623,893	$344,212,083	$16,544,905
Cash and cash equivalents	$34,317,588	$84,736,410	$383,240,287
Total assets	$694,432,627	$464,192,502	$403,873,513
Total liabilities	$243,943,573	$73,668,932	$5,678,738
Total equity	$450,489,054	$390,523,570	$398,194,775

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Retail Opportunity Investments Corp. commenced operations in October 2009 as a fully integrated, self-managed REIT.  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers in the western and eastern regions of the United States, anchored by national and regional supermarkets and drugstores.  The Company refers to the properties it targets for investment as its target assets. The Company reincorporated as a Maryland corporation on June 2, 2011.   The Company has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2010.

From the commencement of its operations through December 31, 2011, the Company completed approximately $630.0 million of shopping center investments.  As of  December 31, 2011, the Company's portfolio consisted of 30 wholly-owned retail properties totalling approximately 3.2 million square feet GLA, two retail properties owned through joint ventures, encompassing approximately 500,000 square feet of GLA  comprising of a 49% ownership interest in the Crossroads Shopping Center, a 464,822 square foot shopping center situated on approximately 40 acres of land, which is currently 90% leased and a 95% interest in a shopping center located in Wilsonville, Oregon.  In addition, the Company owns a 50% interest in a B-note of an existing promissory note secured by a 407,952 square foot shopping center.

As of December 31, 2011, the Company's portfolio was approximately 91.2% leased. At December 31, 2011, the Company considered 26 of its wholly-owned properties to be stabilized properties with a weighted average leased area of 93.7%. The remaining four properties were considered by the Company to be re-development properties that were 73.9 % leased at December 31, 2011.  During the year ended December 31, 2011, the Company leased or renewed a total of 361,612 square feet in its portfolio. The Company has committed approximately $4.7 million and $411,000 in tenant improvements and leasing commissions respectively, for the new leases and renewals that occurred during the year ended December 31, 2011. During the year ended December 31, 2011, the Company experienced a 3.0% increase in rental rates across its portfolio with respect to lease renewals that expired during such period.

Report on Operating Results

Funds from operations ("FFO"), is a widely-recognized non-GAAP financial measure for REIT's that the Company believes when considered with financial statements determined in accordance with GAAP, provides additional and useful means to assess its financial performance.  FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.

The Company computes FFO in accordance with the "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income attributable to common stockholders (determined in accordance with GAAP) excluding gains or losses from debt restructuring, sales of depreciable property, and impairments, plus real estate related depreciation and amortization, and after adjustments for partnerships and unconsolidated joint ventures.

In accordance with the Financial Accounting Standards Board ("FASB") guidance relating to business combinations, which, among other things, requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, during the year ended December 31, 2011 the costs of acquisition activity will reduce the Company's FFO.  For the year ended December 31, 2011, the Company expensed $2.3 million relating to real estate acquisitions.

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

•	should not be considered an alternative to net income as an indication of the Company's performance.

FFO as defined by the Company may not be comparable to similarly titled items reported by other REITs due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the years ended December 31, 2011 and 2010.  FFO for the year ended December 31 2009 is not provided, since there was minimal operational income and expenditures in 2009.

	For the year ended December 31, 2011	For the year ended December 31, 2010
Net income (loss) for period	$9,656,321	$(400,921)
Plus: Real property depreciation	9,460,303	2,347,536
Amortization of tenant improvements and allowances	2,931,160	710,574
Amortization of deferred leasing costs	10,993,941	3,046,274
Funds from operations	$33,041,725	$5,703,463
Net Cash Provided by (Used in):
Operating Activities	$17,286,197	$2,305,270
Investing Activities	$(225,154,948)	$(290,775,946)
Financing Activities	$157,449,929	$(10,033,741)

Results of Operations

The Company's entire activity prior to the consummation of the transactions contemplated by the Framework Agreement was limited to organizational activities, activities relating to its initial public offering and, after the initial public offering, activities relating to identifying and evaluating prospective acquisition targets.  During that period, the Company neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the initial public offering.  Prior to the consummation of the Framework Transactions, the majority of its operating income is derived from interest earned from a trust account previously held.

At December 31, 2011, the Company had an ownership interest in 32 properties, of which 30 are consolidated in the accompanying financial statements and two are accounted for under the equity method of accounting.  The Company believes, because of the location of the properties in densely populated areas, the nature of its investment provides for relatively stable revenue flows even during difficult economic times.  The Company has a strong capital structure with manageable debt as of year ended December 31, 2011.  The Company expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy.

Results of Operations for the year ended December 31, 2011 compared to the year ended December 31, 2010

During the year ended December 31, 2011, the Company generated net income of approximately $9.7 million compared to a net loss of approximately $400,900 incurred during year ended December 31, 2010.  The substantial cause of the differences during the two periods resulted from higher amounts recognized in 2011 relating to bargain purchase gains and higher operating income (net of depreciation and amortization) from owned properties. The Company recognized a $9.5 million bargain purchase gain in 2011, when recording the fair values of four properties that were acquired during the period through conveyance in lieu of foreclosure agreements. In comparison, in 2010 the Company recognized a bargain purchase gain of $2.2 million in recording the fair value of one of its properties when evaluating the purchase price allocation. The Company generated higher operating income (net of depreciation and amortization) as a result of an increase in the number of properties owned by the Company in 2011 compared to 2010.  As of December 31, 2011, the Company owned 30 properties which generated operating income (net of depreciation and amortization) of approximately $15.1 million.  In comparison, as of December 31, 2010 the Company owned 17 properties which generated operating income (net of depreciation and amortization) of approximately $4.6 million. During the year ended December 31, 2011, the Company generated mortgage interest income of approximately $1.9 million from several mortgage notes receivables compared with $1.1 million during the year ended December 31, 2010.  During the year ended December 31, 2011, the Company generated approximately $1.5 million from investments in unconsolidated joint ventures.  The income during such period from its investments in unconsolidated joint ventures was generated from two investments in mortgage notes receivables and an investment in a shopping center. The Company generated approximately $38,000 of income from its investment in a shopping center held for a partial month during the year ended December 31, 2010.  General and administrative expenses increased to approximately $9.8 million during the year ended December 31, 2011, from approximately $8.4 million during the comparable period in 2010 due to additional costs from the increase in the number of properties owned in 2011 compared to 2010.  During the year ended December 31, 2011, interest income recognized was approximately $1.1 million lower than the corresponding period in 2010 due to lower cash balances in 2011 resulting from the utilization of cash to acquire properties and mortgage notes receivable after the year ended December 31, 2010.  During the year ended December 31, 2011, the Company incurred approximately $6.2 million of interest expense compared to approximately $324,000 during the year ended December 31, 2011, due to higher average outstanding borrowings on mortgage notes payable, the term loan and credit facility. During the year ended December 31, 2011, the Company had $110.0 outstanding on its term loan and although there were no borrowings outstanding on the credit facility at December 31, 2011 the Company incurred interest expense on borrowings that were paid off during the year. The Company did not have any term loan or credit facility debt outstanding during the twelve months ended December 31, 2010.

Results of Operations for the year ended December 31, 2010 compared to the year ended December 31, 2009

During the year ended December 31, 2010, the Company incurred a net loss of approximately $400,921 compared to a net loss of approximately $9.4 million incurred during the year ended December 31, 2009.  On October 20, 2009, as a result of the approval of the Framework Transactions, the Company commenced its business plan of acquiring and managing retail properties.  During the year ended December 31, 2010, the Company generated operating income from properties of approximately $4.6 million from the 19 properties purchased during this period.  During the year ended December 31, 2009, there was minimal operating income activity since the Company had one property which it acquired in December 2009.  In addition, during the year ended December 31, 2010, the Company generated interest income of approximately $1.1 million from several mortgage notes receivables acquired during 2010.  During the year ended December 31, 2010, the Company received approximately, $3.1 million of federal and state tax refunds relating to prior years, of which approximately $1.9 million was recorded to other income.  During the year ended December 31, 2010, the Company recognized a bargain purchase gain of approximately $2.2 million in recording the fair value of one of its properties when evaluating the purchase price allocation.  General and administrative expenses decreased to approximately $8.4 million for the year ended December 31, 2010, from approximately $11.3 million during the same period for the year ended December 31, 2009 primarily due to costs related to the Framework Transactions of approximately $5.6 million incurred in 2009, which decrease was partially offset by higher payroll costs incurred in 2010 upon hiring key personnel following the consummation of the Framework Transactions.  During the year ended December 31, 2010, the Company incurred acquisition transaction costs of approximately $2.6 million in connection with its pursuit and acquisition of real estate properties.  During the year ended December 31, 2010, interest income recognized was approximately $597,000 lower than the corresponding period in 2009 due to lower cash balances in 2010 resulting from the utilization of cash to purchase properties and mortgage notes receivables.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to the Company's consolidated financial statements.

Revenue Recognition

The Company records base rents on a straight-line basis over the term of each lease.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in tenant and other receivables on the accompanying consolidated balance sheets.  Most leases contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area expenses.  Adjustments are also made throughout the year to tenant and other receivables and the related cost recovery income based upon the Company's best estimate of the final amounts to be billed and collected.  In addition, the Company also provides an allowance for future credit losses in connection with the deferred straight-line rent receivable.

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

Asset Impairment

On a continuous basis, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  A property value is considered impaired when management's estimate of current and projected operating cash flows (undiscounted and without interest) of the property over its remaining useful life is less than the net carrying value of the property.  Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred, the loss is measured as the excess of the net carrying amount of the property over the fair value of the asset.  Changes in estimated future cash flows due to changes in the Company's plans or market and economic conditions could result in recognition of impairment losses which could be substantial.  Management does not believe that the value of the Company's rental properties is impaired at December 31, 2011.

The Company reviews its investments in its unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the value of its unconsolidated joint ventures is impaired at December 31, 2011.

REIT Qualification Requirements

The Company has elected and qualified to be taxed as a REIT under the Code, and believes that it has been organized and has operated in a manner that will allow it to continue to qualify for taxation as a REIT under the Code.

The Company is subject to a number of operational and organizational requirements to qualify and then maintain qualification as a REIT.  If the Company does not qualify as a REIT, its income would become subject to U.S. federal, state and local income taxes at regular corporate rates that would be substantial and the Company cannot re-elect to qualify as a REIT for four taxable years following the year that it failed to qualify as a REIT.  The resulting adverse effects on the Company's results of operations, liquidity and amounts distributable to stockholders would be material.

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and meet other general business needs.  During the year ended December 31, 2011, the Company's primary sources of cash was (i) cash on hand and cash flows from operating activities, (ii) proceeds from bank borrowings and (iii) equity financings including an underwritten follow-on common stock offering as described below.

As of December 31, 2011, the Company had cash and cash equivalents of approximately $34.3 million, compared to approximately $84.7 million at December 31, 2010.

On September 20, 2011, the Company entered the credit facility, under which the lenders agreed to provide a $175.0 million unsecured revolving credit facility, with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments.  The credit facility also provides that the Company may from time to time request increased aggregate commitments of $125.0 million under certain conditions set forth in the credit facility, including the consent of the lenders for the additional commitments.  The initial maturity date of the credit facility is September 20, 2014, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions, including payment of an extension fee to the credit facility administrative agent in an amount equal to 0.25% multiplied by the aggregate commitments to be shared pro rata among the lenders thereto.  As of December 31, 2011, the Company did not have any amounts outstanding under the credit facility.

On September 20, 2011, the Company also entered into the term loan, under which the lenders agreed to provide a $110.0 million unsecured term loan facility.  The term loan also provides that the Company may from time to time request increased aggregate commitments of $65.0 million under certain conditions set forth in the term loan, including the consent of the lenders for the additional commitments. The maturity date of the term loan is September 20, 2015.  As of December 31, 2011, $110.0 million was outstanding under the term loan.

Pursuant to the term loan and credit facility agreements, the Company is subject to various affirmative and negative covenants, including limitations on liens, investments, indebtedness, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, burdensome agreements, use of proceeds and stock repurchases.  The Company is also required to comply with the following financial covenants:  (i) minimum consolidated tangible net worth equal to the sum of $326 million plus 80% of the net proceeds of future equity sales and issuances by the Company, (ii) minimum consolidated fixed charge coverage ratio of 1.5 to 1.0, (iii) maximum consolidated leverage ratio of 60%, (iv) maximum quarterly distributions as determined pursuant to the credit agreement, (v) maximum consolidated unencumbered leverage ratio of 60%, (vi) maximum consolidated secured indebtedness ratio of 40% and (vii) maximum consolidated unsecured indebtedness as of the last day of any fiscal quarter, of the Mortgageability Amount (as defined in each of the agreements).

During the year ended December 31, 2011, the Company assumed $29.9 million mortgage loans in connection with two separate real estate acquisitions.  The assumptions of these loans were deemed to be cost beneficial when compared to the defeasance fees that would have been incurred to prepay the loans on behalf of the seller of each property.  As of December 31, 2011, the Company has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

On December 7, 2011, the Company sold 7,475,000 shares of its common stock in an underwritten follow-on common stock offering at a price of $10.85 per share, for net proceeds of approximately $77.2 million after the underwriting discount and offering expenses of approximately $3.9 million. The Company used the proceeds of the offering to repay existing draws on its credit facility. The Company intends to use the remaining proceeds from the offering for working capital and general corporate purposes, including the acquisition of properties.

On June 23, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock, par value $0.0001 per share, having aggregate sales proceeds of $50,000,000 from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the year ended December 31, 2011, the Company sold 131,800 shares under the sales agreement, which resulted in gross proceeds of approximately $1.5 million and commissions of approximately $29,900 paid to the agent.

While the Company generally intends to hold its target assets as long term investments, certain of its investments may be sold in order to manage the Company's interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

Potential future sources of capital include cash flows from operating activities, proceeds from unsecured or secured financings from banks or other lenders and undistributed funds from operations.  In addition, the Company anticipates raising additional capital from future equity financings and if the value of its common stock exceeds the exercise price of its warrants through the sale of common stock to the holders of its warrants from time to time.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily from the cash on hand of approximately $34.3 million.  The Company believes the cash on hand and cash flows from operating activities will be sufficient to fund its short-term liquidity requirements for 2012 and to meet its dividend requirements necessary to qualify and maintain its qualification as a REIT.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $17.3 million and $2.3 million in 2011 and 2010, respectively, compared to net cash flow used in operations of $6.1 million in 2009.  The changes in operating cash flows were primarily the result of:

Increase in cash flows provided by operating activities from 2010 to 2011:

The increase in operating cash flows is primarily due to the increase in property net operating income resulting from the increase in the number of properties owned in 2011 as compared to 2010. During 2011, the Company generated operating income from owned properties of approximately $36.4 million from its ownership interest in 32 properties. In comparison, the Company in 2010 generated net operating income of $10.7 million from its ownership interest in the 19 properties in its portfolio.  This was partially offset by an increase in interest expense of approximately $5.9 million during 2011 as compared to 2010 due to higher borrowing amounts in 2011 as compared to 2010. The increase in the borrowing amounts in 2011 was the result the acquisition activity that occurred in 2011. In addition, in 2010 the Company received a refund of $3.1 million as result of the Company filing amended federal and state tax returns for prior years.

Increase in cash flows provided by operating activities from 2009 to 2010:

During 2010, the Company generated net operating income of approximately $10.7 million from its equity interest in the 19 properties in its portfolio.  The Company also earned $1.1 million of interest on mortgage notes receivables.  In addition, the Company filed amended federal and state tax returns for prior years which resulted in a refund of approximately $3.1 million which was received in 2010.  In October 2009, the Company commenced operations and acquired one property in December 2009.  As a result, net operating income was immaterial during 2009.  Prior to October 2009, the only source of revenue was interest income on investments previously held in a trust account prior to the Company commencing operations.  In addition, in 2009 the Company incurred various costs associated with the pursuit of an initial business combination.

Investing Activities

Net cash flows used in investing activities was $225.2 million and $290.8 million in 2011 and 2010 respectively, compared to net cash flow provided by investing activities of $393.6 million in 2009.  The changes in investing cash flows were primarily the result of:

Decrease in cash flows used in investing activities from 2010 to 2011:

Net cash flows used by investing activities amounted to $225.2 million during the year ended December 31, 2011, compared to $290.8 million in the comparable period in 2010.  During the year ended December 31, 2011, the Company acquired 10 properties and a mortgage note receivable for a total acquisition price of $217.0 million.  During the comparable period in 2010, the Company acquired 19 properties, entered into two unconsolidated joint ventures and acquired six mortgage notes receivables for a total acquisition price of approximately $294.3 million.

Increase in cash flows used in investing activities from 2009 to 2010:

During 2010, the Company acquired 19 properties for approximately $210.7 million and six mortgage notes receivables for approximately $66.9 million.  During 2010, one mortgage note receivable in the amount of $9.2 million was paid in full.  In addition, the Company invested approximately $16.7 million in two equity joint ventures.  As of December 31, 2010 the Company had deposited $1.5 million for two additional properties that closed subsequent to December 31, 2010.  During 2009, the Company commenced operations in the fourth quarter after the Framework Transactions were approved in October 2009.

Financing Activities

Net cash flows provided by financing activities amounted to $157.4 million in 2011, compared to net cash flow used by financing activities of $10.0 million in 2010 and $4.3 million in 2009.

Increase in cash flows provided by financing activities from 2010 to 2011:

During the year ended December 31, 2011, the Company received proceeds of $140.1 million from borrowings on its term loan and credit facility to partially finance property and mortgage notes receivable acquisitions. During the 2011, the Company subsequently paid off approximately $30.1 million of borrowings on the credit facility. In addition, the Company received net proceeds of approximately $82.6 million from the sale of equity during 2011. Offsetting this increase was a payment that the Company made to pay-off a mortgage in the amount of approximately $11.5 million that encumbered one of its properties. In addition, the Company paid dividends to common stockholders of approximately $16.3 million.  Dividends of approximately $7.5 million were paid during the year ended December 31, 2010.

Increase in cash flows used in financing activities from 2009 to 2010:

During 2010, the Company paid dividends on its common stock in the amount of $7.5 million.  In addition, during 2010, the Company incurred approximately $2.4 million in financing costs associated with obtaining the credit facility and assuming five mortgage notes.

Contractual Obligations

The following table presents the principal amount of the Company's long-term debt maturing each year, including amortization of principal based on debt outstanding at December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable (1)	$7,712,557	$831,788	$13,923,330	$28,369,303	$7,212,672	—	$58,049,650
Term loan		—	—	110,000,000	—	—	110,000,000
Earn-out obligations to the sellers of properties	—	4,136,380	—	—	—	—	4,136,380
Operating lease obligations	200,000	200,000	200,000	200,000	200,000	10,650,000	11,600,000
Total	$7,912,557	$5,168,168	$14,123,330	$138,569,303	$7,412,672	$10,650,000	$183,786,030

(1)-Does not include unamortized mortgage premium of $1.9 million as of December 31, 2011.

As of December 31, 2011, the Company did not have any capital lease obligations, or purchase obligations.

In August 2011, the Company entered into a lease agreement effective July 1, 2011, with an officer of the Company.  Pursuant to the lease agreement, the Company is provided the use of storage space for a monthly fee of $395.

Off-Balance Sheet Arrangements

The Company's investment in unconsolidated joint ventures are off-balance sheet investments.  These  unconsolidated joint ventures are accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control the operating and financial decisions of these investments.  The Company's off-balance sheet arrangements are more fully discussed in Note 2, "Real Estate Investments," in the accompanying consolidated financial statements.

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

Leverage Policies

The Company employs prudent amounts of leverage and uses debt as a means of providing additional funds for the acquisition of its properties and the diversification of its portfolio.  The Company seeks to primarily utilize unsecured debt in order to maintain liquidity and flexibility in its capital structure.

On September 20, 2011, the Company entered the credit facility with KeyBank National Association, as Administrative Agent and L/C Issuer, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $175.0 million unsecured revolving credit facility, with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments.  The credit facility also provides that the Company may from time to time request increased aggregate commitments of $125.0 million under certain conditions set forth in the credit facility, including the consent of the lenders for the additional commitments.  The initial maturity date of the credit facility is September 20, 2014, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions, including payment of an extension fee to the credit facility administrative agent in an amount equal to 0.25% multiplied by the aggregate commitments to be shared pro rata among the lenders thereto.  As of December 31, 2011, the Company did not have any amounts outstanding under the credit facility.

On September 20, 2011, the Company also entered into the term loan with KeyBank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, PNC Bank, National Association, and U.S. Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $110.0 million unsecured term loan facility.  The term loan also provides that the Company may from time to time request increased aggregate commitments of $65.0 million under certain conditions set forth in the term loan, including the consent of the lenders for the additional commitments. The maturity date of the term loan is September 20, 2015.

As of December 31, 2011, the Company had $110.0 million of borrowings outstanding on its term loan and there were no borrowings outstanding on the credit facility as of December 31, 2011. The Company's ability to borrow under the credit facility is subject to its compliance with the covenants and other restrictions on an on-going basis.  The Company was in compliance with such covenants at December 31, 2011.  The credit facilities provide that the Company may from time to time request increased aggregate commitments, subject to certain conditions, including the consent of the lenders for the additional commitments.

In addition, in connection with the acquisition of two properties, the Company has assumed an aggregate of two mortgages representing an unpaid principal amount as of December 31, 2011 of approximately $29.9 million.

The Company may borrow on a non-recourse basis or at the corporate level or operating partnership level.  Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is secured only by specific assets without recourse to other assets of the borrower or any of its subsidiaries.  Even with non-recourse indebtedness, however, a borrower or its subsidiaries will likely be required to guarantee against certain breaches of representations and warranties such as those relating to the absence of fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentations.  Because non-recourse financing generally restricts the lender's claim on the assets of the borrower, the lender generally may only proceed against the asset securing the debt.  This may protect the Company's other assets.

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

The Company plans to finance future acquisitions of its target assets through a combination of cash, borrowings under its credit facilities, the assumption of existing mortgage debt in connection with the future acquisition of properties, and equity and debt offerings. In addition, the Company may acquire retail property indirectly through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk exposure is to changes in interest rates related to its debt.  There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

As of December 31, 2011, the Company had $110.0 million of variable rate debt outstanding.  As of December 31, 2011, the Company has primarily used fixed-rate debt and four forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 10 of the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into four forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company's interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of December 31, 2011, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	December 31, 2011 Value	Increase 50 basis points	Increase 100 basis points
$25M	(6,258,403)	(5,013,652)	(3,818,173)	(2,678,728)	(1,591,212)
$50M	(8,553,767)	(6,848,932)	(5,193,103)	(3,600,975)	(2,062,447)
$50M	(8,707,799)	(6,811,864)	(5,022,670)	(3,302,279)	(1,647,049)
$25M	(2,670,293)	(1,749,933)	(885,708)	(55,099)	743,692

See Note 10 of the accompanying consolidated financial statements for a discussion on how the Company values derivative financial instruments.  The Company calculates the value of its interest rate swaps based upon the present value of the future cash flows expected to be paid and received on each leg of the swap.  The cash flows on the fixed leg of the swap are agreed to at inception and the cash flows on the floating leg of a swap change over time as interest rates change.  To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve which is constructed using LIBOR fixings, Eurodollar futures, and swap rates, which are observable in the market.  Both the fixed and floating legs' cash flows are discounted at market discount factors.  For purposes of adjusting its derivative valuations, the Company incorporates the nonperformance risk for both itself and its counterparties to these contracts based upon management's estimates of credit spreads, credit default swap spreads (if available) or Moody's KMV ratings in order to derive a curve that considers the term structure of credit.

As a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010, the Company's future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  The Company will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make real estate-related debt investments.  The Company's interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, the Company expects to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  In addition, the Company uses derivative financial instruments to manage interest rate risk.  The Company will not use derivatives for trading or speculative purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors.  Currently, the Company uses four interest rate swaps to manage its interest rate risk.  See Note 10 of the accompanying consolidated financial statements.

Item 8.Financial Statements and Supplementary Data

The information required by Item 8 of Part II is incorporated by reference to Item 15 of Part IV commencing on page F-1 to this Annual Report on Form 10-K.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 29, 2010, the Company dismissed McGladrey & Pullen, LLP ("McGladrey & Pullen") as its independent registered public accounting firm.  The decision to change accounting firms was recommended by the audit committee of the Company's board of directors and approved by its board of directors.

During each of the fiscal years ended December 31, 2008 and December 31, 2009 and the subsequent period from January 1, 2010 through the Company's notice to McGladrey & Pullen of its dismissal on March 29, 2010:  (i) there were no disagreements between the Company and McGladrey & Pullen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement, if not resolved to the satisfaction of McGladrey & Pullen, would have caused McGladrey & Pullen to make reference to the matter in their report; and (ii) there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

McGladrey & Pullen's reports on the Company's financial statements for 2008 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the report of the December 31, 2008 financial statements included an explanatory paragraph about the Company's ability to continue as a going concern due to the Company's mandatory liquidation by October 23, 2009 if a business combination had not been consummated.

The Company provided McGladrey & Pullen with a copy of the above disclosures and requested that McGladrey & Pullen furnish the Company with a letter addressed to the SEC stating whether it agrees with such statements made by the Company.  A copy of that letter, dated March 30, 2010, was filed as Exhibit 16.1 to its current report on Form 8-K filed with the SEC on April 1, 2010.

On March 31, 2010, the Company engaged Ernst & Young LLP ("Ernst & Young") to serve as its independent registered public accountants.  The decision to engage Ernst & Young was recommended by the audit committee of the Company's board of directors and approved by its board of directors.  During the Company's two most recent fiscal years and the subsequent interim period through March 31, 2010, neither the Company nor anyone on the Company's behalf consulted with Ernst & Young with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its consolidated financial statements, and neither a written report was provided to the Company nor oral advice was provided that Ernst & Young concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.Controls and Procedures

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young, an independent registered public accounting firm, as stated in its report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during its most recent quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.Other Information

Additional U.S. Federal Income Tax Considerations

The following discussion does not purport to deal with all aspects of taxation that may be relevant to particular stockholders.  The tax consequences to any particular stockholder of holding the Company's common stock will depend on the stockholder's particular tax circumstances.  Stockholders are urged to consult their tax advisor regarding the U.S. federal, state, local, and foreign income and other tax consequences to such stockholder in light of such stockholder’s particular investment or tax circumstances of acquiring, holding, or disposing of the Company’s common stock.

Foreign Accounts

Recently enacted legislation may impose withholding taxes on certain types of payments made to "foreign financial institutions" and certain other non-U.S. entities.  Although the legislation provided that such withholding taxes would apply to certain payments made after December 31, 2012, under recent Internal Revenue Service guidance, such withholding tax will only apply to distributions on the Company's stock paid after December 31, 2013, and proceeds from the sale (or other disposition) of the Company's stock realized after December 31, 2014.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2012 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2011.

Item 11.Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2012 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2011.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2012 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2011.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2012 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2011.

Item 14.Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2012 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2011.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

Reference is made to the "Index To Consolidated Financial Statements and Financial Statement Schedules" on page F-1 of this Annual Report on Form 10-K and the consolidated financial statements included herein, beginning on page F-2.

(a)(3) Exhibits

2.1	Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor (1)
3.1	Articles of Amendment and Restatement(1)
3.2	Bylaws(1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Form of Warrant Agreement, between Continental Stock Transfer & Trust Company and NRDC Acquisition Corp.(17)
4.5	Supplement and Amendment to Warrant Agreement, by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated October 20, 2009(2)
10.1	Employment Agreement, by and between NRDC Acquisition Corp. and Stuart Tanz, dated as of October 20, 2009(2)
10.2	Employment Agreement, by and between NRDC Acquisition Corp. and John Roche, dated as of October 20, 2009(2)
10.3	Employment Agreement, by and between NRDC Acquisition Corp. and Richard A. Baker, dated as of October 20, 2009(2)
10.4	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and Stuart Tanz, dated as of October 20, 2009(2)
10.5	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and John Roche, dated as of October 20, 2009(2)
10.6	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of October 20, 2009(2)
10.7	Option Award Agreement, by and between Retail Opportunity Investments Corp. and Stuart Tanz, dated as of October 20, 2009(2)
10.8	Option Award Agreement, by and between Retail Opportunity Investments Corp. and John Roche, dated as of October 20, 2009(2)
10.9	Option Award Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of October 20, 2009(2)

10.10	Corporate Opportunity Agreement, by and between NRDC Acquisition Corp. and Robert C. Baker, dated as of October 20, 2009(2)
10.11	Corporate Opportunity Agreement, by and between NRDC Acquisition Corp. and William L. Mack, dated as of October 20, 2009(2)
10.12	2009 Equity Incentive Plan(19)
10.13	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan(2)
10.14	Form of Option Award Agreement under 2009 Equity Incentive Plan(2)
10.15	Employment Agreement, by and between Retail Opportunity Investment Corp. and Richard K. Schoebel, dated as of December 9, 2009(3)
10.16	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and Richard K. Schoebel, dated as of December 9, 2009(3)
10.17	Option Award Agreement, by and between Retail Opportunity Investments Corp. and Richard K. Schoebel, dated as of December 9, 2009(3)
10.18	Common Stock Award, by Retail Opportunity Investments Corp. to Melvin S. Adess, dated as of December 11, 2009 and effective as of October 20, 2009(3)
10.19	Common Stock Award, by Retail Opportunity Investments Corp. to Charles J. Persico, dated as of December 11, 2009 and effective as of October 20, 2009(3)
10.20	Purchase and Sale Agreement, dated as of March 21, 2010, by and between Norwood Properties, LLC and Retail Opportunity Investments Corp.(5)
10.21	Purchase and Sale Agreement, dated as of March 21, 2010, by and between Watt Elkhorn Associates, L.P. and Retail Opportunity Investments Corp.(5)
10.22
Agreement for Sale and Purchase of Property, dated March 25, 2010, between SPI P Hill Associates, L.P., by and through Todd Robinette in his capacity as court appointed receiver in case number CIV MSC 09-01627, in the Superior Court of California, County of Contra Costa, and Retail Opportunity Investments Corp.(5)

10.23	Purchase and Sale Agreement, dated May 11, 2010, by and between J-T Properties Ltd. and Retail Opportunity Investments Corp. (6)
10.24	Purchase and Sale Agreement, dated June 15, 2010, by and between 162nd & Fourth Plain, LLC and Retail Opportunity Investments Corp.(6)
10.25	Purchase and Sale Agreement, dated June 15, 2010, by and between Gramor Acme LLC and Retail Opportunity Investments Corp.(6)
10.26	Purchase and Sale Agreement, dated June 15, 2010, by and between Cascade Summit Retail LLC and Retail Opportunity Investments Corp.(6)
10.27	Purchase and Sale Agreement, dated June 15, 2010, by and between OC Point, LLC and Retail Opportunity Investments Corp.(6)
10.28	Operating Agreement of Wilsonville OTS LLC, dated as of July 14, 2010, between Gramor Wilsonville OTS LLC and ROIC Oregon, LLC(7)
10.29	Purchase and Sale Agreement, dated as of July 21, 2010, by and between O'Hearn/Hillcrest Properties, LLC and Retail Opportunity Investments Corp.(7)

10.30
Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of September 16, 2010, by and among Grand Gateway I, LLC, Grand Gateway II, LLC, Grand Gateway III, LLC, and Retail Opportunity Investments Corp.(7)

10.31	Conveyance in Lieu of Foreclosure Agreement, dated as of September 20, 2010, by and between DKVCMT, LLC, DLVCMT, LLC, Donald P. Knapp, Dale K. Lenington and ROIC Claremont Center, LLC(7)
10.32	Purchase and Sale Agreement, dated as of September 27, 2010, between Retail Opportunity Investments Corp. and Shops at Sycamore Creek, LLC(8)
10.33	Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions, by and between Retail Opportunity Investments Corp. and Pinole Vista LLC, dated as of October 13, 2010(9)
10.34	Purchase and Sale Agreement, dated November 18, 2010, by and between Mission Center, LLC and Retail Opportunity Investments Corp. (10)
10.35	Purchase and Sale Agreement, dated as of November 29, 2010, by and between PDC Community Centers L.L.C. and Retail Opportunity Investments Corp. (11)
10.36
Agreement for the Sale and Purchase of Partnership Interests, by and among TCA Holdings, LLC, Sher GP, Inc., Mel Ronick IRA, Merrill Lynch IRA FBO Eugene Clahan, and Jacqueline Kudler, Trustee of the Joel J. Kudler Marital Trust u/a dated 11/11/88, Doris Blum, The Blum Family Trust, The Joseph Blum Irrevocable Trust, The Blum 1986 Grandchildren's Trust I, The Ari Blum Trust, The Morgan Blum Trust, Thomas Bomar Trust B under the Harris Trust u/a dated 7/22/88, Rawson, Blum & Company, The Rawson Living Trust, Argus Group, Ltd., Eugene E. and Kathleen B. Clahan Revocable Trust u/a dated 11/11/88, Merritt and Pamela Sher Living Trust, Ronald Sher, Sylvia Sher, Sydney Sher Marital Trust, Terranomics Investment Partnership, Terranomics, and Terranomics Crossroads Associates, and Retail Opportunity Investments Partnership, LP, dated as of November 30, 2010. (12)

10.37
Conveyance in Lieu of Foreclosure Agreement, dated as of January 28, 2011, by and among the Company, Lakha Properties-Sacramento, LLC, Lakha Properties-Sacramento II, LLC and Lakha Properties-Palm Desert, LLC, Lakha Investment Co., LLC and Amin S. Lakha.(20)

10.38
ATM Equity OfferingSM Sales Agreement dated June 23, 2011 by and among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Retail Opportunity Investments Partnership, LP and Retail Opportunity Investments Corp. (13)

10.39
Credit Agreement, dated as of September 20, 2011, among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent and L/C Issuer, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party. (14)

10.40
Term Loan Agreement, dated as of September 20, 2011, among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto. (14)

10.41
Underwriting Agreement, dated December 1, 2011, among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several underwriters named therein thereto. (15)

14.1	Code of Business Conduct and Ethics(16)
16.1	Letter from McGladrey & Pullen, LLP(17)

21.1	List of Subsidiaries of Retail Opportunity Investments Corp.
23.1	Consent of Ernst &Young LLP
23.2	Consent of McGladrey & Pullen, LLP
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certifications pursuant to Section 1350

101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema
101 CAL	XBRL Taxonomy Extension Calculation Database
101 DEF	Taxonomy Extension Definition Linkbase
101 LAB	XBRL Taxonomy Extension Label Linkbase
101 PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company's current report on Form 8-K filed on June 2, 2011
(2)	Incorporated by reference to the Company's current report on Form 8-K filed on October 26, 2009.
(3)	Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 12, 2010.
(4)	Incorporated by reference to the Company's current report on Form 8-K filed on February 9, 2010.
(5)	Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2010, filed on May 6, 2010.
(6)	Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2010, filed on August 5, 2010.
(7)	Incorporated by reference to the Company quarterly report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 4, 2010.
(8)	Incorporated by reference to the Company's current report on Form 8-K filed on October 1, 2010.
(9)	Incorporated by reference to the Company's current report on Form 8-K filed on October 18, 2010.
(10)	Incorporated by reference to the Company's current report on Form 8-K filed on November 29, 2010.
(11)	Incorporated by reference to the Company's current report on Form 8-K filed on December 2, 2010.
(12)	Incorporated by reference to the Company's current report on Form 8-K filed on December 3, 2010.
(13)	Incorporated by reference to the Company's current report on Form 8-K filed on June 23, 2011.
(14)	Incorporated by reference to the Company's current report on Form 8-K filed on September 26, 2011
(15)	Incorporated by reference to the Company's current report on Form 8-K filed on December 6, 2011
(16)	Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 12, 2010.
(17)	Incorporated by reference to the Company's current report on Form 8-K filed on April 1, 2010.
(18)	Incorporated by reference to the Company's registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(19)	Incorporated by reference to the Company's Post-Effective Amendment No. 1 to the Company's registration statement on Form S-8 filed on June 3, 2011 (File No. 333-170692).
(20)	Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2011, filed on May 6, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: February 28, 2012	/s/ Stuart A. Tanz
Stuart A. Tanz
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 28, 2012	/s/ Richard A. Baker
Richard A. Baker
Executive Chairman of the Board

Date: February 28, 2012	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 28, 2012	/s/ John B. Roche
John B. Roche
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 28, 2012	/s/ Mark Burton
Mark Burton
Director

Date: February 28, 2012	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 28, 2012	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 28, 2012	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 28, 2012	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 28, 2012	/s/ Laura H. Pomerantz
Laura H. Pomerantz
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Retail Opportunity Investments Corp.

We have audited Retail Opportunity Investments Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures - Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Retail Opportunity Investments Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Retail Opportunity Investments Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2011 and 2010 of the Company and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Retail Opportunity Investments Corp.

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statement of operations, equity, and cash flows for the years ended December 31, 2011 and 2010.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Opportunity Investments Corp. at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Retail Opportunity Investments Corps.’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Retail Opportunity Investments Corp.

We have audited the accompanying consolidated statement of operations, equity, and cash flows of Retail Opportunity Investments Corp. and Subsidiaries, for the year ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Retail Opportunity Investments Corp. and Subsidiaries, and their cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ McGLADREY & PULLEN, LLP

New York, New York

March 11, 2010

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Real Estate Investments:
Land	$167,191,883	$85,473,305
Building and improvements	413,640,527	187,259,539
	580,832,410	272,732,844
Less: accumulated depreciation	14,451,032	3,078,160
	566,381,378	269,654,684
Mortgage notes receivable	10,000,000	57,778,044
Investment in and advances to unconsolidated joint ventures	26,242,514	16,779,355
Real Estate Investments, net	602,623,892	344,212,083
Cash and cash equivalents	34,317,588	84,736,410
Restricted cash	1,230,808	2,838,261
Tenant and other receivables	6,895,806	2,055,881
Deposits	500,000	1,500,000
Acquired lease intangible asset, net of accumulated amortization	32,024,153	17,672,608
Prepaid expenses	672,679	798,655
Deferred charges, net of accumulated amortization	15,342,132	9,576,904
Other	825,569	801,700
Total assets	$694,432,627	$464,192,502

LIABILITIES AND EQUITY
Liabilities:
Credit facilities	$110,000,000	$—
Mortgage notes payable	59,905,964	42,417,100
Acquired lease intangibles liability, net of accumulated amortization	46,700,620	20,996,167
Accounts payable and accrued expenses	7,475,283	4,889,350
Tenants' security deposits	1,552,630	859,537
Other liabilities	18,309,076	4,506,778
Total liabilities	243,943,573	73,668,932
Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 49,375,738 and 41,638,100 shares issued and outstanding at December 31, 2011 and 2010	4,938	4,164
Additional paid-in-capital	484,194,434	403,915,775
Accumulated deficit	(19,617,877)	(12,880,840)
Accumulated other comprehensive loss	(14,094,830)	(517,918)
Total Retail Opportunity Investments Corp. stockholders' equity	450,486,665	390,521,181
Noncontrolling interests	2,389	2,389
Total equity	450,489,054	390,523,570
Total liabilities and equity	$694,432,627	$464,192,502

The accompanying notes to consolidated financial statements are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	2011	2010	2009
Revenues
Base rents	$39,581,142	$12,381,427	$45,736
Recoveries from tenants	10,247,715	2,878,582	—
Mortgage interest	1,908,655	1,068,960	—
Total revenues	51,737,512	16,328,969	45,736
Operating expenses
Property operating	8,403,771	2,847,701	9,149
Property taxes	5,022,544	1,697,200	—
Depreciation and amortization	21,264,172	6,080,571	28,864
General & administrative expenses	9,801,233	8,381,358	11,145,476
Acquisition transaction costs	2,290,838	2,635,675	201,781
Total operating expenses	46,782,558	21,642,505	11,385,270
Operating income (loss)	4,954,954	(5,313,536)	(11,339,534)
Non-operating income (expenses)
Interest expense and other finance expenses	(6,225,084)	(324,126)	—
Gain on bargain purchase	9,449,059	2,216,824	—
Equity in earnings from unconsolidated joint ventures	1,458,249	38,013	—
Interest income	19,143	1,108,507	1,705,421
Other income	—	1,873,398	—
(Loss) income before provision for income taxes	9,656,321	(400,921)	(9,634,113)
Benefit (Provision) for income taxes	—	—	268,343
Net income (loss) attributable to Retail Opportunity Investments Corp.	$9,656,321	$(400,921)	$(9,365,770)
Basic income (loss) per share	$0.23	$(0.01)	$(0.19)
Diluted income (loss) per share	$0.23	$(0.01)	$(0.19)

The accompanying notes to consolidated financial statements are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non- controlling interests	Equity
Balance at December 31, 2008	51,750,000	$5,175	$274,697,319	$4,372,077	—	—	$279,074,571
Reduction of deferred underwriting fee	—	—	10,267,778	—	—	—	10,267,778
Shares of 5,325 exercised during conversion	(5,325)	(1)	(52,172)	—	—	—	(52,173)
Shares of 12,414,674 unexercised previously subject to possible conversion	—	—	117,590,055	—	—	—	117,590,055
Cancellation of shares issued to Founders on July 13, 2007	(10,225,000)	(1,023)	1,023	—	—	—	—
Issuance of common shares to directors	50,000	5	512,495	—	—	—	512,495
Compensation expense related to restricted stock grants	—	—	138,400	—	—	—	138,400
Compensation expense related to options granted	—	—	29,414	—	—	—	29,414
Net loss	—	—	—	(9,365,770)			(9,365,770)
Balance at December 31, 2009	41,569,675	4,156	403,184,312	(4,993,693)	—	—	398,194,775
Shares issued under the 2009 Plan	73,667	9	—	—	—	—	9
Repurchase of common stock	(5,242)	(1)	(50,904)	—	—	—	(50,905)
Compensation expense related to options granted	—	—	160,453	—	—	—	160,453
Compensation expense related to restricted stock grants	—	—	769,675	—	—	—	769,675
Registration expenditures	—	—	(147,761)	—	—	—	(147,761)
Cash dividends ($.18 per share)	—	—	—	(7,486,226)	—	—	(7,486,226)
Contributions	—	—	—	—	—	2,389	2,389
Comprehensive loss
Net loss attributable to Retail Opportunity Investments Corp.	—	—	—	(400,921)	—	—	(400,921)
Unrealized loss on swap derivative	—	—	—	—	(517,918)	—	(517,918)
Total other comprehensive loss							(918,839)
Balance at December 31, 2010	41,638,100	4,164	403,915,775	(12,880,840)	(517,918)	2,389	390,523,570
Shares issued under the 2009 Plan	151,135	15	—	—	—	—	15
Repurchase of common stock	(20,297)	(2)	(235,544)	—	—	—	(235,546)
Compensation expense related to options granted	—	—	228,204	—	—	—	228,204
Compensation expense related to restricted stock grants	—	—	1,957,718	—	—	—	1,957,718
Proceeds from the sale of stock	7,606,800	761	82,599,749	—	—	—	82,600,510
Registration expenditures	—	—	(4,271,468)	—	—	—	(4,271,468)
Cash dividends ($.39 per share)	—	—	—	(16,349,970)	—	—	(16,349,970)
Dividends payable to officers	—	—	—	(43,388)	—	—	(43,388)
Comprehensive loss
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	9,656,321	—	—	9,656,321
Unrealized loss on swap derivatives	—	—	—	—	(13,576,912)	—	(13,576,912)
Total other comprehensive loss							(3,920,591)
Balance at December 31, 2011	49,375,738	$4,938	$484,194,434	$(19,617,877)	$(14,094,830)	$2,389	$450,489,054

The accompanying notes to consolidated financial statements are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,656,321	$(400,921)	$(9,365,770)
Adjustments to reconcile net income (loss) to cash provided by(used in) operating activities:
Depreciation and amortization	21,264,172	6,080,571	28,864
Amortization of deferred financing costs and mortgage premium	156,575	(220,293)	—
Gain on bargain purchases	(9,449,059)	(2,216,824)	—
Straight-line rent adjustment	(2,733,939)	(1,147,139)	—
Amortization of above and below-market rent	(3,165,657)	(922,941)	(2,827)
Amortization relating to stock based compensation	2,185,922	930,128	680,314
Provisions for tenant credit losses	1,146,224	542,312	—
Equity earned in earnings from unconsolidated joint ventures	(1,458,249)	(548,026)	—
Net income earned in acquisition	—	—	(29,641)
Distribution of cumulative earnings from unconsolidated joint ventures	1,513,090	390,000	—
Change in operating assets and liabilities
Mortgage escrows	(159,452)	(267,443)	—
Tenant and other receivables	(3,252,211)	(1,451,054)	—
Prepaid expenses	125,976	(651,021)	(100,380)
Interest on investments held in trust	—	—	(352,407)
Income taxes receivable	—	1,236,375	(870,222)
Deferred tax asset	—	—	675,753
Due to related party	—	(5,556)	5,556
Deferred interest payable	—	—	(960,648)
Accounts payable and accrued expenses	1,729,609	(135,389)	4,161,902
Other asset and liabilities, net	(273,125)	1,092,491	(3,777)
Net cash provided by (used) in operating activities	17,286,197	2,305,270	(6,133,283)
CASH FLOWS FROM INVESTING ACTIVITIES
Withdrawal of funds from investments placed in trust	—	—	411,646,984
Investments in real estate	(206,999,678)	(210,720,303)	(18,002,923)
Investments in mortgage notes receivables	(10,000,000)	(66,948,044)	—
Investments in unconsolidated joint ventures	(19,663,218)	(16,741,343)	—
Proceeds received from unconsolidated joint ventures	18,095,218	—	—
Proceeds from the repayment of mortgage notes	—	9,170,000	—
Proceeds from the sale of land	159,973	—	—
Improvements to properties	(8,014,148)	(1,465,438)	—
Deposits on real estate acquisitions	(500,000)	(1,500,000)	—
Construction escrows and other	1,766,905	(2,570,818)	—
Net cash (used in) provided by investing activities	(225,154,948)	(290,775,946)	393,644,061
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for shares redeemed during conversion	—	—	(52,173)
Payments of offering costs	—	—	(4,222,000)
Principal repayments on mortgages	(12,276,948)	(131,393)	—
Net proceeds from the draw on revolving credit lines	140,110,258	—	—
Pay down on revolving credit lines	(30,110,258)	—	—
Proceeds from the sale of stock	82,600,510	—	—
Increase in deferred financing and other costs	(2,481,663)	(2,367,615)	—
Registrations expenditures	(3,806,469)	—	—
Dividends paid to common stockholders	(16,349,970)	(7,486,226)	—
Contributions from consolidated joint venture minority interests, net	—	2,389	—
Common shares issued under the 2009 Plan	15	9	—
Repurchase shares of common stock	(235,546)	(50,905)	—
Net cash provided (used in) financing activities	157,449,929	(10,033,741)	(4,274,173)
Net (decrease) increase in cash and cash equivalents	(50,418,822)	(298,504,417)	383,236,605
Cash and cash equivalents at beginning of period	84,736,410	383,240,827	4,222
Cash and cash equivalents at end of period	$34,317,588	$84,736,410	$383,240,827

The accompanying notes to consolidated financial statements are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Business

Retail Opportunity Investments Corp. (the "Company") is a fully integrated and self-managed real estate investment trust ("REIT"). The Company specializes in the acquisition ownership and management of necessity-based community and neighborhood shopping centers in the eastern and western regions of the United States anchored by national and regional supermarkets and drugstores.  The Company refers to the properties interests as its target assets.

With the approval of its stockholders, the Company reincorporated as a Maryland corporation on June 2, 2011.  The Company began operations as a Delaware corporation, known as NRDC Acquisition Corp., which was incorporated in Delaware on July 10, 2007, for the purpose of acquiring through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more assets or control of one or more operating businesses.   On October 20, 2009, the Company's stockholders and warrantholders approved each of the proposals presented at the special meetings of stockholders and warrantholders, respectively, in connection with the transactions contemplated by the Framework Agreement (the "Framework Agreement") it entered into on August 7, 2009 with NRDC Capital Management, LLC, which, among other things, set forth the steps to be taken by it to continue its business as a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010.  The Company is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and the Company conducts substantially all of its business through, its wholly-owned operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "operating partnership"), and its subsidiaries. The Company has elected to be taxed as a REIT, for U.S. federal income tax purposes commencing with the year ended December 31, 2010.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board ("FASB") issued guidance on the disclosure of supplementary pro forma information for business combinations.  Effective for periods beginning after December 15, 2010, the guidance specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements at December 31, 2011.

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring.  The guidance related to disclosures of financing receivables as of the end of a reporting period is required to be adopted for interim and annual reporting periods ending on or after December 15, 2010.  The financing receivables disclosures related to the activity that occurs during a reporting period are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010.  The troubled debt restructuring disclosure is effective for interim and annual periods ending after June 15, 2011.  Adoption of the remaining guidance for the annual reporting period ending December 31, 2010 resulted in additional disclosures in the Company’s consolidated financial statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009.  Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, resulted in additional disclosures in our consolidated financial statements.  The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010.  The adoption of the guidance did not have a material effect on the Company’s consolidated financial statements at December 31, 2011.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of December 31, 2011, the tax years 2007 through and including 2010 remain open to examination by the Internal Revenue Service ("IRS") and state taxing authorities.  During the twelve months ended December 31, 2011, the IRS requested an examination of the Company's 2009 federal tax return.  The examination is ongoing as of the date of this report.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the years ended December 31, 2011 and 2010, capitalized costs related to the improvements or replacement of real estate properties were approximately $8.3 million and $1.5 million, respectively.

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

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs for the years ended December 31, 2011, 2010 and 2009 of approximately $2.3 million, $2.6 million and $202,000, respectively.

Regarding the Company's 2011 property acquisitions (see Note 2), the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2011.

The Company reviews its investments in its unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the carrying value of any of the Company’s unconsolidated joint ventures was impaired at December 31, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed the federally insured limit by the Federal Deposit Insurance Corporation.  The Company has never experienced any losses related to these balances.

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

During the twelve months ended December 31, 2011, the Company wrote off a tenant's unamortized lease incentive balance and straight line rent receivable balance of approximately $574,000 and $138,000, respectively, as a result of the tenant terminating its lease prior to the expiration date.  The amounts were recorded as a reduction to base rents in the accompanying consolidated statements of operations.

Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date.  The Company recognizes termination fees in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, "Revenue Recognition," when the following conditions are met:  (a) the termination agreement is executed; (b) the termination fee is determinable; (c) all landlord services pursuant to the terminated lease have been rendered; and (d) collectivity of the termination fee is assured.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at December 31, 2011 and 2010 was approximately $2.1 million and $542,300, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $4.7 million and $861,000, as of December 31, 2011 and 2010, respectively.

The unamortized balances of deferred charges will be charged to future operations as follows:

	Lease origination costs	Financing costs	Total
2012	$2,400,624	$1,256,584	$3,657,208
2013	2,084,750	1,259,517	3,344,267
2014	1,731,147	1,016,002	2,747,149
2015	1,350,221	176,180	1,526,401
2016	873,170	—	873,170
Thereafter	3,193,937	—	3,193,937
	$11,633,849	$3,708,283	$15,342,132

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

As of December 31, 2011, the effect of the 41,400,000 warrants to purchase the Company's common stock  (the "Public Warrants") issued in connection with the Company's initial public offering (the "Public Offering"), the 8,000,000 warrants (the "Private Placement Warrants") purchased by NRDC Capital Management, LLC (the “Sponsor”) simultaneously with the consummation of the Public Offering were not included in the calculation of diluted EPS since they are not deemed exercisable.  Similarly, during the years ended December 31, 2010 and 2009, the Public Warrants, the Private Placement Warrants, the restricted stock and options granted in 2009 were not included in the calculation of diluted EPS since the effect would be anti-dilutive since the Company reported a net loss during these periods.

For the years ended December 31, 2011, 2010 and 2009, basic earnings per share was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period, including the effect of the 7,606,800 shares sold during the twelve months ended December 31, 2011 as described in Note 7. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. For 2011, the Company had 312,098 weighted average unvested restricted shares outstanding.   The restricted stock grants awarded under the performance-based program described in Note 8 are excluded from the basic earnings per share calculation, as these units are not participating securities.

The following table sets forth the reconciliation between basic and diluted EPS:

	For the year ended December 31,
	2011	2010	2009
Denominator:
Denominator for basic EPS – weighted average common shares	42,477,007	41,582,401	49,734,703
Restricted stock awards-Performance-based	35,878	—	—
Stock Options	13,403	—	—
Denominator for diluted EPS – weighted average common equivalent shares.	42,526,288	41,582,401	49,734,703

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 8.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  Restricted stock grants vest based upon the completion of a service period ("time-based grants") and/or the Company meeting certain established financial performance criteria ("performance-based grants").  Time-based grants are valued according to the market price for the Company's common stock at the date of grant.  For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company's policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and time-based grants stock are expensed as compensation over the vesting period.  Awards of performance-based grants are expensed as compensation under an accelerated method and are recognized in income (loss) regardless of the results of the performance criteria.

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

Segment Reporting

The Company operates in one industry segment, ownership of commercial real estate properties. The Company does not distinguish in property operations for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

Cash Flows

Supplemental Consolidated Statements of Cash Flow Information	For the Year Ended December 31,
	2011	2010	2009
Supplemental disclosure of cash activities:
Cash paid for Federal and New York state income taxes	$85,075	—	—
Interest paid	5,961,651	379,074	—
Other non-cash investing and financing activities:
Intangible lease liabilities	30,684,243	22,404,932	—
Accrued interest rate swap liabilities	13,338,502	517,918	—
Accrued real estate improvement costs	252,189	260,364	—
Accrued financing costs and other	—	152,028	—

2.	Real Estate Investments

The following real estate investment transactions have occurred during the twelve months ended December 31, 2011.

Property Acquisitions

On January 3, 2011, the Company acquired a shopping center located in Oceanside, California (the "Market Place Del Rio Property"), for a purchase price of $35.7 million.  The Market Place Del Rio Property is anchored by Stater Brothers Market and Walgreens.  The property was acquired with cash.

On January 6, 2011, the Company acquired a shopping center located in Pinole, California (the "Pinole Vista Property"), for a purchase price of $20.8 million.  The Pinole Vista Property is anchored by Save-mart (Lucky) Supermarket, Kmart and Dollar Tree.  The property was acquired with cash.

On February 17, 2011, the Company obtained ownership of three neighborhood shopping Centers (collectively, the "Premier Properties"), which secured three of four loans ("CA Loans") purchased during the year ended December 31, 2010 for $50.0 million.  The Company obtained ownership of the Premier Properties pursuant to a Conveyance in Lieu of Foreclosure Agreement, dated as of January 28, 2011.  The consideration for the title to the Premier Properties included additional payments of approximately $2.3 million.  The fourth loan was secured by a second mortgage on an office building in Washington.  The Company attributed no value to the second mortgage when it was acquired since the outstanding principal balance of the senior mortgage of the property, which was held by a third party, exceeded the value of the property.  As such, in connection with the deed-in-lieu transaction, the Company agreed to extinguish the fourth loan and remove its lien on the property. In determining the purchase price allocation as described in Note 1 the Company recorded a bargain purchase gain of approximately $5.7 million since it determined that the purchase price for the acquired assets was less than the fair value.

The three Premier Properties are as follows:

•
Desert Springs Marketplace, a shopping center located in Palm Desert, California.  Desert Springs Marketplace is a grocery-anchored neighborhood shopping center anchored by Kroger (Ralph’s) Supermarket.

•	Mills Shopping Center, a shopping center located in Rancho Cordova, California. Mills Shopping Center is a neighborhood shopping center anchored by Raleys Supermarket.

•	Nimbus Village, a shopping center located in Rancho Cordova, California. Nimbus Village is a neighborhood shopping center.

On May 20, 2011, the Company acquired a shopping center located in Stockton, California (the "Morada Ranch Property"), for a purchase price of $23.8 million.  The Morada Ranch Property is anchored by Raley's Supermarket.  The property was acquired with cash.

On July 8, 2011, the Company acquired the property known as Country Club Gate Shopping Center located in Pacific Grove, California for a purchase price of $22.8 million. Country Club Gate Shopping Center is anchored by a Save Mart Supermarket and Rite Aid.  The property was acquired with cash of $10.0 million and the assumption of an existing mortgage of $12.8 million.

On July 29, 2011, the Company acquired the property known as Canyon Park Shopping Center located in Bothell, Washington for a purchase price of $18.4 million.  Canyon Park Shopping Center is anchored by an Albertson’s Supermarket and Rite Aid.  The property was acquired with cash.

On August 3, 2011, the Company acquired the property known as Renaissance Towne Center located in La Jolla, California for a purchase price of $23.8 million.  Renaissance is anchored by CVS Pharmacy.  The property was acquired with cash of $6.7 million and the assumption of an existing mortgage of $17.1 million.

On September 8, 2011, the Company acquired the property known as Hawks Prairie located in Lacey, Washington for a purchase price of $22.5 million.  Hawks Prairie is anchored by Safeway Supermarket and Big Lots.  The property was acquired with cash.

On September 30, 2011, the Company acquired the property known as The Kress Building located in Seattle, Washington for a purchase price of $28.8 million.  The Kress Building is anchored by IGA Supermarket and J.C. Penney. The property was acquired with cash.

On August 23, 2011, the Company acquired a mortgage note from a special servicer for an aggregate purchase price of $22.0 million in cash. The note was secured by a shopping center located in Zephyr Cove, Nevada (“Round Hill Square”).  At the time of closing on the note, the borrower was in default, having failed to meet debt service payments since April 2010. On September 12, 2011, the Company entered into a conveyance in lieu of foreclosure agreement (the “Conveyance Agreement”) with the borrower to acquire Round Hill Square. Pursuant to the Conveyance Agreement, the Company, as the holder of the note, agreed not to bring any action against the borrower or the guarantors, subject to certain exceptions, and the borrowers agreed to transfer Round Hill Square to the Company.  The conveyance was completed on September 23, 2011. In determining the purchase price allocation as described in Note 1 the Company recorded a bargain purchase gain of approximately $3.8 million since it determined that the purchase price for the acquired assets was less than the fair value. Round Hill Square is a neighborhood shopping center anchored by Safeway Supermarket.

On November 22, 2011, the Company acquired the property known as the Hillsboro Market Center located in Hillsboro, Oregon for a purchase price of approximately $17.5 million.  The Hillsboro Market Center is anchored by Albertson’s Supermarket, Dollar Tree and Marshalls. The property was acquired with cash.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the twelve months ended December 31, 2011.

December 31, 2011
ASSETS
Land	$81,695,190
Building and improvements	218,940,910
Acquired lease intangible asset	23,558,124
Deferred charges	5,906,930
Assets acquired	$330,101,154
Acquired lease intangible liability	$30,684,243
Mortgage notes assumed	30,851,283
Liabilities assumed	$61,535,526

Included above are the purchase price allocations for the Premier Properties previously secured by CA Loans purchased during the year ended December 31, 2010 for $50.0 million.

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the year ended December 31, 2011 and 2010, adjusted to give effect of these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	For the Year Ended December 31,
	2011	2010
Statement of operations:
Revenues	$62,774,530	$62,494,025
Property operating and other expenses	16,649,757	16,681,232
Depreciation and amortization	28,450,791	28,570,743
Net income attributable to Retail Opportunity Investments Corp.	$17,673,982	$17,242,050

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2011, for the properties acquired during the twelve months ended December 31, 2011.

Statement of operations:	Year Ended December 31, 2011
Revenues	$18,754,179
Property operating and other expenses	4,997,068
Depreciation and amortization	9,295,157
Net income attributable to Retail Opportunity Investments Corp.	$4,461,954

Mortgage Notes Receivable

During the year ended December 31, 2011, the Company made a $10.0 million second mortgage loan to the joint venture that owns the Crossroads Shopping Center as per the joint venture agreement.  The Company owns a 49% equity interest in the joint venture.  The interest due on the loan is 8% per annum and matures on September 1, 2015, which is coterminous with the existing first mortgage.

Unconsolidated Joint Ventures

At December 31, 2011, and 2010, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses).

	December 31, 2011	December 31, 2010
Wilsonville OTS LLC (95%)	$4,584,496	$4,484,325
Crossroads Shopping Center (49%)	13,780,018	12,295,030
Mortgage note receivable secured by Riverside Plaza (50%)	7,878,000	—
Total	$26,242,514	$16,779,355

The Company has no contractual capital contribution commitments to its Joint Ventures.

The Company completed one transaction related to unconsolidated joint ventures during the year ended December 31, 2011.  On March 22, 2011, through a 50/50 joint venture with Winthrop Realty Trust, the Company acquired two maturity defaulted first mortgage loans that were secured by two grocery-anchored shopping centers for a purchase price of approximately $36.2 million.  The purchase price represents the aggregate outstanding principal balance due under the loans.  Both loans provided for default interest rate of 4.0% over the regular interest rate of 4.92%.  The Company's $18.0 million investment was funded by available cash.  In May 2011, the borrower paid the joint venture the principal balance and unpaid interest in the amount of $37.6 million in full satisfaction of the notes.  The Company received $18.8 million of the proceeds.

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

3.	Acquired Lease Intangibles

For the years ended December 31, 2011, 2010 and 2009, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was $3.2 million, $923,000 and $2,827 respectively, which amounts are included in base rents in the accompanying consolidated statements of operations. During the year ended December 31, 2011, the Company wrote off $1.1 million representing the fair value allocated to the below-market rental renewal options of a tenant that did not exercise its renewal option. The amount written off resulted in an increase in base rents in the accompanying consolidated statements of operations and is included in the $3.2 million stated above.

The scheduled amortization of acquired lease intangible assets as of December 31, 2011 is as follows:

Year ending December 31:
2012	$8,274,171
2013	6,097,825
2014	4,658,331
2015	3,527,746
2016	2,480,072
Thereafter	6,986,008
$32,024,153
The scheduled amortization of acquired lease intangible liabilities as of December 31, 2011 is as follows:

Year ending December 31:
2012	$4,756,166
2013	4,771,343
2014	3,742,243
2015	3,271,826
2016	2,615,770
Thereafter	27,543,272
$46,700,620

4.	Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants' sales volume.

Minimum future rentals to be received under non-cancellable leases for shopping centers as of December 31, 2011 are summarized as follows:

2012	$45,898,239
2013	40,931,988
2014	35,486,440
2015	30,357,498
2016	24,606,265
Thereafter	142,075,196
$319,355,626

5.	Mortgage Notes Payable and Credit Facilities

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at December 31, 2011 and December 31, 2010, respectively, were as follows:

Property	Maturity Date	Interest Rate	December 31, 2011	December 31, 2010
Heritage Market Center	December 2011	7.11%	$—	$11,538,777
Cascade Summit Town Square	July 2012	7.25%	6,894,650	7,124,718
Gateway Village I	February 2014	5.58%	6,868,492	7,011,658
Gateway Village II	May 2014	5.73%	7,019,258	7,159,072
Country Club Gate	January 2015	5.04%	12,705,857	—
Renaissance Towne Center	June 2015	5.13%	17,014,883	—
Gateway Village III	July 2016	6.10%	7,546,509	7,580,000
			58,049,649	40,414,225
Mortgage Premium			1,856,315	2,002,875
Total mortgage notes payable			$59,905,964	$42,417,100

The combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows:

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2012	$6,773,573	$938,983	$711,135	$8,423,691
2013	—	831,788	579,079	1,410,867
2014	13,266,116	657,214	400,919	14,324,249
2015	28,161,488	207,815	118,152	28,487,455
2016	7,172,076	40,596	47,030	7,259,702
Thereafter	—	—	—	—
	$55,373,253	$2,676,396	$1,856,315	$59,905,964

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

On September 10, 2011, the Company paid off $11.5 million of mortgage debt that was secured by the Heritage Market Center.

Credit Facilities

On September 20, 2011, the Company simultaneously extended its existing unsecured credit agreement (“credit facility”) and entered into a term loan agreement (“term loan”) (collectively, the “agreements”) with KeyBank National Association, as administrative agent and issuer, Bank of America, N.A., as Syndication Agent, PNC Bank, National Association and U.S. Bank, National Association, as co-documentation agents, and the other lenders party thereto.

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

Borrowings under the agreements bear interest on the outstanding principal amount at a rate equal to, prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the “Base Rate”). From, and after the time the Company obtains an investment grade rating from at least two rating agencies, borrowings under the agreements will bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  The Company is obligated to pay (i) prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an unused fee of  (a) 0.35% if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, (ii) from and after such time as the Company has obtained an investment grade rating from at least two rating agencies, a facility fee at a facility fee rate based on the credit rating level of the Company, and (iii) a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the  agreements. The agreements contain certain representations, financial and other covenants typical for these types of facilities.  The Company's ability to borrow under the agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at December 31, 2011.

As of December 31, 2011, $110.0 million was outstanding under the term loan and although there were borrowings under the credit facility during the year the Company did not have any borrowings outstanding on the credit facility at December 31, 2011.  The average interest rate on borrowings under both loans during the year ended December 31, 2011 was 2.1%.  The Company had $175.0 million available to borrow under the credit facility at December 31, 2011.

6.	Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of December 31, 2011 and 2010, there were no shares of preferred stock outstanding.

7.	Common Stock and Warrants

On December 7, 2011, the Company sold 7,475,000 shares of its common stock in an underwritten follow-on common stock offering at a price of $10.85 per share, for net proceeds of approximately $77.2 million after the underwriting discount and offering expenses of approximately $3.9 million. The Company used the proceeds of the offering to repay existing draws on its credit facility. The Company intends to use the remaining proceeds from the offering for working capital and general corporate purposes, including the acquisition of properties.

On June 23, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock par value $0.0001 per share, having aggregate sales proceeds of $50,000,000, from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated (“agent”) acts as sales agent and/or principal agent.  During the year ended December 31, 2011, the Company sold 131,800 shares under the sales agreement, which resulted in gross proceeds of approximately $1.5 million and commissions of approximately $29,900 paid to the agent.

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

•
To provide that a warrantholder's ability to exercise warrants is limited to ensure that such holder's "Beneficial Ownership" or "Constructive Ownership," each as defined in the Company's Charter, does not exceed the restrictions contained in the Charter limiting the ownership of shares of the Company's common stock.

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

Restricted Stock

During the year ended December 31, 2011, the Company awarded 276,000 shares of restricted common stock under the 2009 Plan of which 111,250 are performance-based grants and the remainder of the shares are time-based grants.  The performance-based grants vest in three equal annual tranches, depending on the Company achieving an 8% total return to shareholders, or exceeding the top one-third of a certain peer group of companies over a three-year period from December 30, 2010, through December 31, 2013. An independent appraisal Company determined the value of the performance-based grants to be $9.62 per share, compared to a market price at the date of grant of $10.88.  The time-based grants are expensed as compensation over the vesting period.  The performance-based grants are expensed as compensation under an accelerated method and are recognized in income (loss) regardless of the results of the performance criteria.  On December 31, 2011, 37,085 shares vested since the Company met the established financial performance criteria.

As of December 31, 2011, there remained a total of $2.3 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.7 years (irrespective of achievement of the performance grants).  For the years ended December 31, 2011, 2010 and 2009, amounts charged to expenses totaled approximately $2.0 million, $769,700 and $138,400, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2011, and changes during the year ended December 31, 2011 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	161,333	$10.27
Granted	276,000	10.31
Vested	(151,135)	10.27
Forfeited	—	—
Non-vested at December 31, 2011	286,198	$10.30

Stock Options

During the year ended December 31, 2011, the Company awarded a total of 102,000 options to purchase shares under the 2009 Plan.  The Company has used the Monte Carlo method for purposes of estimating the fair value in determining compensation expense for the options that were granted during the twelve months ended December 31, 2011.  The assumption for expected volatility has a significant effect on the grant fair value.  Volatility is determined based on the historical volatilities of REITs similar to the Company.  The Company used the simplified method to determine the expected life which is calculated as an average of the vesting period and the contractual term.  The fair value for the options awarded by the Company during the twelve months ended December 31, 2011, was estimated at the date of the grant using the following weighted-average assumptions.  There were no options awarded during the year ended December 31, 2010.

Twelve Months Ended December 31, 2011
Average volatility	26.0%
Expected dividends	$0.12
Expected life (in years)	6.0 to 6.5
Risk-free interest rate (range)	2.59% to 2.73%

A summary of options activity as of December 31, 2011, and changes during the year ended December 31, 2011 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	235,000	$10.25
Granted	102,000	10.88
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2011	337,000	$10.44
Exercisable at December 31, 2011	157,933	$10.53

For the years ended December 31, 2011, 2010 and 2009, the amounts charged to expenses totaled approximately $228,000, $160,500 and $29,414, respectively.  The total unearned compensation at December 31, 2011, was approximately $328,000.  The options vest over an average period of 1.5 years.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Code.  Under the 401K Plan, the Company made contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $12,000 for the year ended December 31, 2011.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses, revolving credit facilities and term loan are reasonable estimates of their fair values because of the short-term nature of these instruments.  Mortgage notes receivables were recorded at the actual purchase price.  Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $61.6 million as of December 31, 2011.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2011.  Although the Company is not aware of any factors that would significantly affect the reasonable fair value amount, such amount have not been comprehensively re-valued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

During the year ended December 31, 2010, the Company entered into a $25.0 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge variable cash flows associated with the Company's variable-rate debt. The swap was effective on April 15, 2011 and has a maturity date of April 15, 2021.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the year ended December 31, 2011, the Company realized $12,000 of ineffectiveness as a result of the hedging relationship.

During the year ended December 31, 2010, the Company entered into a $50.0 million forward starting interest rate swap with PNC Bank.  The forward starting swap is being used to hedge the variable cash flows associated with the Company's variable-rate debt.  The swap was effective on July 1, 2011 and has a maturity date of July 1, 2018.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings. During the year ended December 31, 2011, the Company realized no ineffectiveness as a result of the hedging relationship.

On May 25, 2011, the Company entered into a $50.0 million forward starting interest rate swap with Bank of Montreal.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between April 2, 2012 and March 1, 2015.  The swap has a maturity date of April 1, 2019.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the year  ended December 31, 2011, the Company realized no ineffectiveness as a result of the hedging relationship.

On October 13, 2011, the Company entered into a $25.0 million forward starting interest rate swap with Wells Fargo Bank, N.A.   The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between April 2, 2012 and April 2, 2019.  The swap has a maturity date of April 2, 2019.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the year ended December 31, 2011, the Company realized no ineffectiveness as a result of the hedging relationship.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2011 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$(13,856,420)	$—	$(13,856,420)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt.  During the next twelve months, the Company estimates that $3.3 million will be reclassified as an increase to interest expense.

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of instruments	Notional
Interest rate swap	4	$150,000,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of December 31, 2011 and 2010, respectively:

Derivatives designed as hedging instruments	Balance sheet location	December 31, 2011 Fair Value (liability)	December 31, 2010 Fair Value (liability)
Interest rate products	Other liabilities	$(13,856,420)	$(517,918)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2011 and 2010, respectively.  The Company had no derivatives outstanding as of December 31, 2009. Amounts reclassified from other comprehensive income and ineffectiveness are recognized as interest expense and amounts related to ineffectiveness.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Amount of gain (loss) recognized in OCI on derivative	$(14,657,235)	$(517,918)
Amount of gain (loss) reclassified from accumulated OCI into interest	$1,080,323	$—
Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$(12,296)	$—

11.	Income Taxes

There is no provision for income taxes for the year ended December 31, 2011 and 2010 because the Company has elected to qualify as a REIT for U.S. federal income tax purposes.  The components of the provision for income taxes for the year ended December 31, 2009 are as follows:

Year ended December 31, 2009
Current:
Federal	$(944,096)
State	—
Deferred:
Federal	675,753
State	—
Total provision (benefit) for income taxes	$(268,343)

The components of the deferred tax asset are as follows:

Year ended December 31, 2009
Assets deferred for income tax purposes	$1,120,109
Valuation allowance	(1,120,109)
Deferred Tax asset	$—

The Company’s effective tax rate differs from the effective tax rate of 2.7% for the year ended December 31, 2009 principally due to the following:

For the year ended December 31, 2009

Federal statutory rate	34.0%
Permanent differences	-19.8%
State taxes	-1.0%
Valuation allowance	-10.5%

Effective tax rate	2.7. %

During the year ended December 31, 2010, the Company filed amended federal and state tax returns for prior years resulting in a total refund of $3.1 million of which approximately $1.8 million was included in other income in the accompanying consolidated statements of operations.

12.	Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The Company’s headquarters are located at 81 Main Street, White Plains, New York, which it leased from a third party. The terms of the lease will expire in February 2014.  Future minimum rents payable under the terms of the lease, amount to $63,800, $63,800, and $10,640, during the years 2012 through 2014, respectively.

13.	Related Party Transactions

The Company had entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, an entity wholly owned by four of the Company's current and former directors.  Pursuant to the Transitional Shared Facilities and Services Agreement, NRDC Real Estate Advisors, LLC provided the Company with access to, among other things, their information technology and office space. On October 31, 2011 this agreement expired.  For the years ended December 31, 2011, 2010 and 2009 the Company incurred $75,000, $90,000 and $62,661, respectively, of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.

In May 2010, the Company had entered into a Shared Facilities and Service Agreement effective January 1, 2010 with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement, the Company had provided the use of office space and other resources for a monthly fee of $1,938. The agreement was terminated on October 31, 2011 due to the relocation of office space. For the years ended December 31, 2011 and 2010, the Company incurred $19,380 and $23,256 of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations.  For the years ended December 31, 2009, the Company did not incur expenses relating to this agreement.

In August 2011, the Company entered into two lease agreements effective July 1, 2011, with an officer of the Company.  Pursuant to the lease agreements, the Company is provided the use of storage space for a monthly fee of $790. For the year ended December 31, 2011, the Company incurred $4,740 of expenses relating to these agreements which is included in general and administrative expenses in the accompanying consolidated statements of operations.

14.	Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 are as follows (in thousands, except per share data):

	Year Ended December 31, 2011 Quarter Ended				Year Ended December 31, 2010 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
Revenues	$10,041	$11,494	$13,555	$16,647	$1,369	$2,912	$4,842	$6,971
Interest Income	$-	$-	$-	$-	$414	$288	$234	$173
Net income (loss) attributable to Retail Opportunity Investments Corp	$6,180	$698	$2,544	$234	$(1,641)	$(1,090)	$(103)	$2,433
Basic and diluted (loss) income per share	$0.15	$0.02	$.06	$.01	$(0.04)	$(0.03)	$(0.00)	$0.06

15.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from January 1, 2012 to the date the financial statements are issued and discloses the following items:

On January 6, 2012, the Company deposited $500,000 into an interest-bearing account with a title company for a total deposit of $1.0 million in accordance with a purchase sale agreement entered into on December 8, 2011. The deposit is for the potential acquisition of the property known as Euclid Plaza located in National City, California. The deposit was funded with cash.

On February 16, 2012, the Company acquired a shopping center in Marysville, Washington (the “Gateway Shopping Center”) for a purchase price of $29.4 million. The Gateway Shopping Center is anchored by WinCo Foods (NAP) and Rite Aid.

On February 22, 2012, the Company's board of directors declared a cash dividend on its common stock of $0.12 per share, payable on March 15, 2012 to holders of record on February 29, 2012.

RETAIL OPPORTUNITY INVESTMENTS CORP.
SCHEDULE III-REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2011

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b)(1)	Date of Acquisition
Paramount Plaza, CA	$-	$6,346,871	$10,274,425	$-	$69,911	$6,346,871	$10,344,336	$16,691,207	$666,776	12/22/2009
Santa Ana Downtown Plaza, CA	-	7,895,272	9,890,440	-	11,812	7,895,272	9,902,252	17,797,524	668,960	1/26/2010
Meridian Valley Plaza, WA	-	1,880,637	4,794,789	-	559,592	1,880,637	5,354,381	7,235,018	388,179	2/1/2010
Grand Mart Plaza, CA	-	4,530,336	7,206,258	-	379,548	4,530,336	7,585,806	12,116,142	713,021	2/2/2010
The Market at Lake Stevens, WA	-	3,086,933	12,397,178	-	34,397	3,086,933	12,431,575	15,518,508	688,560	3/16/2010
Norwood Shopping Center, CA	-	3,031,309	11,534,239	-	11,556	3,031,309	11,545,795	14,577,104	617,903	4/5/2010
Pleasant Hill Marketplace, CA	-	6,359,471	6,927,347	-	740,990	6,359,471	7,668,337	14,027,808	390,840	4/8/2010
Vancouver Market Center, WA	-	4,080,212	6,912,155	-	11,369	4,080,212	6,923,524	11,003,736	360,321	6/17/2010
Happy Valley Town Center, OR	-	11,678,257	27,011,054	-	218,411	11,678,257	27,229,465	38,907,722	1,515,929	7/14/2010
Oregon City Point, OR	-	1,792,230	9,179,205	-	80,174	1,792,230	9,259,379	11,051,609	450,360	7/14/2010
Cascade Summit, OR	7,026,703	8,852,543	7,731,944	-	37,237	8,852,543	7,769,181	16,621,724	510,080	8/20/2010
Heritage Market Center, WA	-	6,594,766	17,399,233	-	47,069	6,594,766	17,446,302	24,041,068	665,540	9/23/2010
Claremont Center, CA	-	5,975,391	1,018,505	183,362	2,569,958	6,158,753	3,588,463	9,747,216	110,060	9/23/2010
Shops at Sycamore Creek, CA	-	3,747,011	11,583,858	-	640,707	3,747,011	12,224,565	15,971,576	567,722	9/30/2010
Gateway Village, CA	22,345,769	5,916,530	27,298,339	-	115,102	5,916,530	27,413,441	33,329,971	893,430	12/16/2010
Division Crossing, OR	-	3,705,536	8,327,097	-	73,139	3,705,536	8,400,236	12,105,772	292,855	12/22/2010
Halsey Crossing, OR	-	-	7,773,472	-	426,904	-	8,200,376	8,200,376	338,667	12/22/2010
Marketplace Del Rio, CA	-	13,420,202	22,251,180	-	286,320	13,420,202	22,537,500	35,957,702	825,574	1/3/2011
Pinole Vista, CA	-	9,233,728	17,553,082	-	420,984	9,233,728	17,974,066	27,207,794	643,883	1/6/2011
Desert Spring Marketplace, CA	-	8,517,225	18,761,350	(159,973)	281,911	8,357,252	19,043,261	27,400,513	625,960	2/17/2011
Nimbus Winery, CA	-	2,071,668	3,522,286	-	80,519	2,071,668	3,602,805	5,674,473	170,097	2/17/2011
Mills Shopping Center, CA	-	4,083,583	16,833,059	-	347,525	4,083,583	17,480,584	21,564,167	657,284	2/17/2011
Morada Ranch, CA	-	2,503,605	19,546,783	-	74,790	2,503,605	19,621,573	22,125,178	378,264	5/20/2011
Renaissance, CA	17,206,645	8,640,261	13,848,388	-	107,026	8,640,261	13,955,414	22,595,675	174,221	8/3/2011
Country Club Gate, CA	13,326,846	6,487,457	17,340,757	-	49,200	6,487,457	17,389,957	23,877,414	270,233	7/8/2011
Canyon Park, WA	-	9,352,244	11,291,210	-	7,300	9,352,244	11,298,510	20,650,754	195,459	7/29/2011
Hawks Prairie, WA	-	5,334,044	20,693,920	-	-	5,334,044	20,693,920	26,027,964	2368,18	9/8/2011
Kress Building, WA	-	5,692,748	20,866,133	-	39,660	5,692,748	20,905,793	26,598,541	202,312	9/30/2011
Round Hill Square, CA	-	6,358,426	17,734,397	-	60,403	6,358,426	17,794,800	24,153,226	166,335	8/23/2011
Hillsboro, OR	-	-	18,054,929	-	-	-	18,054,929	18,054,929	65,389	11/23/2011
Total	$59,905,963	$167,168,495	$405,557,012	$23,389	$8,083,514	$167,191,884	$413,640,525	$580,932,410	$14,451,032

RETAIL OPPORTUNITY INVESTMENTS CORP.
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION – CONTINUED
DECEMBER 31, 2011

(a)	RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES

	For the Year Ended December 31,
	2011	2010	2009

Balance at beginning of year	$272,732,844	$16,565,293	$—
Property improvements during the year	8,106,363	902,728	—
Properties acquired during the year	299,993,203	255,264,823	16,565,293
Balance at end of year	$580,832,410	$272,732,844	$16,565,293

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	3,078,160	20,388	—
Depreciation expenses	11,793,750	3,060,389	20,388
Property assets fully depreciated and written off	(420,878)	(2,617)	—
Balance at end of year	$14,451,032	$3,078,160	$20,388

(1)	Depreciation and investments in building and improvements reflected in the consolidated statement of operations is calculated over the estimated useful life of the assets as follows:

Building:  39-40 years
Property Improvements: 10-20 years

(2)	Property is subject to a ground lease.

(3)	The aggregate cost for Federal Income Tax Purposes for real estate was approximately $562 million at December 31, 2011.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2011

Description	Interest Rate	Final Maturity date	Periodic Payment Terms	Prior Liens	Carrying Amount of Mortgage(a)(b)
Crossroads, WA	8.0%	Sept 2015	Payable in monthly installments of Interest of $66,666	N/A	$10,000,000

RETAIL OPPORTUNITY INVESTMENTS CORP.
SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE – CONTINUED
DECEMBER 31, 2011

(a)	RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

	For the Year Ended December 31,
	2011	2010	2009

Balance at beginning of period:	$57,778,044	$—	$—
Mortgage loans acquired during the current period	10,000,000	66,948,044
Mortgage loans converted to fee interest through deed-in-lieu of foreclosure	(49,778,044)	—	—
Mortgage loans paid off during the current period	—	(9,170,000)	—
Balance at end of period:	$10,000,000	$57,778,044	$—

(b)	The aggregate costs basis for Federal income tax purposes is equal to the carrying amount of the loans.

(c)	We did not have any mortgage loans outstanding prior to 2010

(d)	Values have not been established for each loan since they were purchased as a portfolio of assets.