Form 10-Q
period 2012-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2012-05-04
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	26-0500600 (I.R.S. Employer Identification No.)

81 Main Street, Suite 503 White Plains, New York (Address of principal executive offices)	10601 (Zip code)

(914) 620-2700
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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 50,345,769 shares of common stock, par value $0.0001 per share, outstanding as of May 3, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011
ASSETS
Real Estate Investments:
Land	$176,193,572	$167,191,883
Building and improvements	449,998,716	413,640,527
	626,192,288	580,832,410
Less: accumulated depreciation	18,376,326	14,451,032
	607,815,962	566,381,378
Mortgage notes receivable	10,000,000	10,000,000
Investment in and advances to unconsolidated joint ventures	26,650,344	26,242,514
Real Estate Investments, net	644,466,306	602,623,892
Cash and cash equivalents	10,738,987	34,317,588
Restricted cash	1,703,079	1,230,808
Tenant and other receivables	7,721,266	6,895,806
Deposits	500,000	500,000
Acquired lease intangible asset, net of accumulated amortization	32,296,754	32,024,153
Prepaid expenses	981,014	672,679
Deferred charges, net of accumulated amortization	14,970,057	15,342,132
Other	851,981	825,569
Total assets	$714,229,444	$694,432,627

LIABILITIES AND EQUITY
Liabilities:
Credit facilities	$125,000,000	$110,000,000
Mortgage notes payable	67,864,171	59,905,964
Acquired lease intangibles liability, net of accumulated amortization	46,734,516	46,700,620
Accounts payable and accrued expenses	5,420,075	7,475,283
Tenants' security deposits	1,578,114	1,552,630
Other liabilities	18,000,685	18,309,076
Total liabilities	264,597,561	243,943,573
Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 49,587,238 and 49,375,738 shares issued and outstanding at March 31, 2012 and December 31, 2011	4,959	4,938
Additional paid-in-capital	487,206,209	484,194,434
Accumulated deficit	(24,453,384)	(19,617,877)
Accumulated other comprehensive loss	(13,128,290)	(14,094,830)
Total Retail Opportunity Investments Corp. stockholders' equity	449,629,494	450,486,665
Noncontrolling interests	2,389	2,389
Total equity	449,631,883	450,489,054
Total liabilities and equity	$714,229,444	$694,432,627

The accompanying notes to consolidated financial statements are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Revenues
Base rents	$13,341,420	$7,181,194
Recoveries from tenants	3,104,042	1,905,219
Mortgage interest	202,222	954,508
Total revenues	16,647,684	10,040,921

Operating expenses
Property operating	2,969,348	1,095,524
Property taxes	1,599,159	1,052,393
Depreciation and amortization	6,649,818	4,251,799
General & Administrative Expenses	2,419,838	2,388,702
Acquisition transaction costs	122,843	175,115
Total operating expenses	13,761,006	8,963,533

Operating income	2,886,678	1,077,388
Non-operating income (expenses)
Interest expense and other finance expenses	(2,293,748)	(915,902)
Gain on bargain purchase	—	5,761,854
Equity in earnings from unconsolidated joint ventures	524,329	243,279
Interest income	10,145	13,470
Net income attributable to Retail Opportunity Investments Corp.	$1,127,404	$6,180,089

Basic income per share:	$0.02	$0.15

Diluted income per share:	$0.02	$0.15

Dividends per common share	$0.12	$0.08

Comprehensive income:
Net income attributable to Retail Opportunity Investments Corp.	$1,127,404	$6,180,089
Other comprehensive income
Unrealized gain on swap derivative	966,540	447,644
Total other comprehensive income	966,540	447,644
Total Comprehensive Income	$2,093,944	$6,627,733

The accompanying notes to consolidated financial statements are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interests	Equity
Balance at December 31, 2011	49,375,738	$4,938	$484,194,434	$(19,617,877)	$(14,094,830)	$2,389	$450,489,054
Compensation expense related to options granted	—	—	57,051	—	—	—	57,051
Compensation expense related to restricted stock grants	—	—	498,148	—	—	—	498,148
Proceeds from the sale of stock	211,500	21	2,556,401	—	—	—	2,556,422
Registration expenditures	—	—	(99,825)	—	—	—	(99,825)
Dividends ($.12 per share)	—	—	—	(5,962,911)	—	—	(5,962,911)
Comprehensive income
Net Income Attributable to Retail Opportunity Investments Corp.	—	—	—	1,127,404	—	—	1,127,404
Other Comprehensive Income	—	—	—	—	966,540	—	966,540
Balance at March 31, 2012	49,587,238	$4,959	$487,206,209	$(24,453,384)	$(13,128,290)	$2,389	$449,631,883

The accompanying notes to consolidated financial statements are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,127,404	$6,180,089
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,649,818	4,232,474
Amortization of deferred financing costs	110,582	46,102
Gain on bargain purchase	—	(5,761,854)
Straight-line rent adjustment	(959,388)	(420,254)
Amortization of above and below market rent	(748,257)	(514,539)
Amortization relating to stock based compensation	555,199	523,290
Provisions for tenant credit losses	382,608	328,351
Equity earned in earnings from unconsolidated joint ventures	(524,329)	(243,279)
Distribution of cumulative earnings from unconsolidated joint ventures	234,000	234,000
Change in operating assets and liabilities
Mortgage escrows	(361,907)	(225,177)
Tenant receivables	(248,680)	(813,419)
Prepaid expenses	(308,334)	(163,651)
Accounts payable and accrued expenses	(2,307,295)	(544,932)
Other asset and liabilities, net	512,686	1,412,830
Net cash provided by operating activities	4,114,107	4,270,031

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(36,471,938)	(57,856,393)
Investments in mortgage notes receivables	—	(9,500,000)
Investments in unconsolidated joint ventures	(735,000)	(18,416,218)
Return of capital from unconsolidated joint ventures	617,500	—
Improvements to properties and deferred charges	(1,603,327)	(424,626)
Deposits on real estate acquisitions	(500,000)	(500,000)
Construction escrows and other	(110,364)	(11,477)
Net cash used in investing activities	(38,803,129)	(86,708,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment on mortgages	(263,089)	(176,499)
Proceeds from the draw on revolving credit facility	15,000,000	13,000,000
Proceeds from the sale of stock	2,556,422	—
Deferred financing and other costs	(130,986)	—
Registration expenditures	(97,915)	—
Dividends paid to common shareholders	(5,954,011)	(3,357,135)
Net cash provided by financing activities	11,110,421	9,466,366
Net decrease in cash and cash equivalents	(23,578,601)	(72,972,317)
Cash and cash equivalents at beginning of period	34,317,588	84,736,410
Cash and cash equivalents at end of period	$10,738,987	$11,764,093

The accompanying notes to consolidated financial statements are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012
(unaudited)

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Business

Retail Opportunity Investments Corp. (the "Company") is a fully integrated and self-managed real estate investment trust ("REIT").  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers in the western and eastern regions of the United States anchored by national and regional supermarkets and drugstores.  The Company refers to the properties it targets for investments as its target assets.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued updated guidance on disclosures relating to the reporting of other comprehensive income.  The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of equity.  The updated guidance was effective as of January 1, 2012.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three month period ended March, 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of March 31, 2012, the tax years 2007 through and including 2011 remain open to examination by the Internal Revenue Service ("IRS") and state taxing authorities.  During the year ended December 31, 2011, the IRS requested an examination of the Company's 2009 federal tax return.  During the three months ended March 31, 2012 the Company reached a settlement with the IRS in which the Company paid to the IRS approximately $122,000.                           .

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  For the three months ended March 31, 2012 and 2011, capitalized costs related to the improvements or replacement of real estate properties were approximately $1.8 million and $793,000, respectively.

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

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended March 31, 2012 and 2011 of approximately $123,000 and $175,000, respectively.

Regarding the Company's 2012 property acquisitions (see Note 2), the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at March 31, 2012.

The Company reviews its investments in its unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the carrying value of any of the Company's unconsolidated joint ventures was impaired at March 31, 2012.

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

Restricted Cash

The terms of several of the Company's mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders.  Such "restricted cash" is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations

Revenue Recognition

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at March 31, 2012 and December 31, 2011 was approximately $2.6 million and $2.1 million, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $5.7 million and $4.7 million, as of March 31, 2012 and December 31, 2011, respectively.

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

As of March 31, 2012 and 2011, the effect of the 41,400,000 warrants to purchase the Company's common stock  (the "Public Warrants") issued in connection with the Company's initial public offering (the "IPO"), the 8,000,000 warrants (the "Private Placement Warrants") purchased by NRDC Capital Management, LLC (the "Sponsor") simultaneously with the consummation of the IPO were not included in the calculation of diluted EPS since the weighted average share price was less than the exercise price during the quarter.

For the three months ended March 31, 2012 and 2011, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. For the three months ended March 31, 2012, the Company had 249,198 weighted average unvested restricted shares outstanding.   The restricted stock grants awarded under the 2009 plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities.

The following table sets forth the reconciliation between basic and diluted EPS:

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Numerator:
Income attributable to Retail Opportunity Investments Corp.	$1,127,404	$6,180,089
Less, earnings allocated to unvested shares	(29,754)	—
Net income available for common shareholders, basic and diluted	$1,097,650	$6,180,089

Denominator:
Denominator for basic EPS – weighted average common shares	49,603,759	41,846,694
Restricted stock awards-Performance-based	45,413	—
Stock Options	41,078	—
Denominator for diluted EPS – weighted average common equivalent shares	49,690,250	41,846,694

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

Cash Flows

Supplemental Consolidated Statements of Cash Flow Information

	March 31, 2012	March 31, 2011
Supplemental disclosure of cash activities:
Cash paid for Federal and New York state income taxes	$124,082	$85,075
Interest paid	1,776,277	674,167
Other non-cash investing and financing activities:
Purchase accounting allocations:
Intangible lease liabilities	1,235,988	11,781,125
Earnout obligation	—	(524,896)
Accrued payable to seller of real property	—	420,000
Accrued interest rate swap liabilities	920,148	70,274
Accrued improvements to properties and deferred charges	106,659	(74,296)

2.	Real Estate Investments

The following real estate investment transactions have occurred during the three months ended March 31, 2012.

Property Acquisitions

On February 16, 2012, the Company acquired a shopping center in Marysville, Washington ("Gateway Shopping Center") for a purchase price of approximately $29.5 million.  The Gateway Shopping Center is anchored by WinCo Foods (NAP) and Rite Aid. The property was acquired with cash.

On March 29, 2012, the Company acquired a shopping center in San Diego, California ("Euclid Plaza") for a purchase price of approximately $15.9 million. Euclid Plaza is anchored by a Vallarta Supermarkets. The property was acquired with cash of approximately $7.5 million and the assumption of an existing mortgage of approximately $8.4 million.

The financial information set forth below summarizes the Company's preliminary purchase price allocation for the properties acquired during the three months ended March 31, 2012.

March 31, 2012
ASSETS
Land	$9,001,688
Building and improvements	34,530,180
Acquired lease intangible asset	2,787,908
Deferred charges	316,212
Assets acquired	$46,635,988
Acquired lease intangible liability	$1,235,988
Mortgage notes assumed	8,428,061
Liabilities assumed	$9,664,049

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three months ended March 31, 2012 and 2011, adjusted to give effect of these transactions at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Statement of operations:
Revenues	$17,176,560	$16,894,138
Property operating and other expenses	4,718,403	4,349,521
Depreciation and amortization	6,839,464	7,086,013
Net income attributable to Retail Opportunity Investments Corp.	$5,618,693	$5,458,604

The following table summarizes the operating results included in the Company's historical consolidated statement of operations for the three months ended March 31, 2012, for the properties acquired during the three months ended March 31, 2012.

Statement of operations:	Three Months Ended March 31, 2012
Revenues	$342,999
Property operating and other expenses	70,294
Depreciation and amortization	130,992
Net income attributable to Retail Opportunity Investments Corp.	$141,713

Mortgage Notes Receivable

The Company holds a $10.0 million second mortgage loan to the joint venture that owns the Crossroads Shopping Center as per the joint venture agreement.  The Company owns a 49% equity interest in the joint venture.  The interest due on the loan is 8% per annum and matures on September 1, 2015, which is coterminous with the existing first mortgage.

Unconsolidated Joint Ventures

At March 31, 2012 and December 31, 2011, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses).

	March 31, 2012	December 31, 2011
Wilsonville OTS LLC (95%)	$4,019,302	$4,584,496
Crossroads Shopping Center (49%)	14,753,042	13,780,018
Mortgage note receivable secured by Riverside Plaza (50%)	7,878,000	7,878,000
Total	$26,650,344	$26,242,514

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

3.	Mortgage Notes Payable and Credit Facilities

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2012 and December 31, 2011, respectively, were as follows:

Property	Maturity Date	Interest Rate	March 31, 2012	December 31, 2011
Cascade Summit Town Square	July 2012	7.25%	$6,837,798	$6,894,650
Gateway Village I	February 2014	5.58%	6,830,781	6,868,492
Gateway Village II	May 2014	5.73%	6,982,319	7,019,258
Euclid Plaza	November 2014	5.23%	8,428,061	-
Country Club Gate	January 2015	5.04%	12,654,064	12,705,857
Renaissance Towne Center	June 2015	5.13%	16,957,484	17,014,883
Gateway Village III	July 2016	6.10%	7,524,114	7,546,509
			66,214,621	58,049,649
Mortgage Premium			1,649,550	1,856,315
Total mortgage notes payable			$67,864,171	$59,905,964

On March 29, 2012, the Company assumed an existing mortgage loan with an outstanding principal balance of approximately $8.4 million as part of the acquisition of Euclid Plaza.  The Euclid Plaza loan bears interest at a rate of 5.23% per annum and has a maturity date of November 2014.

Credit Facilities

The Company has a credit facility with KeyBank National Association, as Administrative Agent and L/C Issuer, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $175.0 million unsecured revolving credit facility, with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments.  The credit facility also provides that the Company may from time to time request increased aggregate commitments of $125.0 million under certain conditions set forth in the credit facility, including the consent of the lenders for the additional commitments.  The initial maturity date of the credit facility is September 20, 2014, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions, including payment of an extension fee to the credit facility administrative agent in an amount equal to 0.25% multiplied by the aggregate commitments to be shared pro rata among the lenders thereto.

The Company also has a term loan agreement with KeyBank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, PNC Bank, National Association, and U.S. Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $110.0 million unsecured term loan facility.  The term loan also provides that the Company may from time to time request increased aggregate commitments of $65.0 million under certain conditions set forth in the term loan, including the consent of the lenders for the additional commitments.  The maturity date of the term loan is September 20, 2015.

Borrowings under the credit facility and term loan agreements (collectively, the “loan agreements”) bear interest on the outstanding principal amount at a rate equal to, prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate").  From, and after the time the Company obtains an investment grade rating from at least two rating agencies, borrowings under the loan agreements will bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  The Company is obligated to pay (i) prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an unused fee of  (a) 0.35% if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, (ii) from and after such time as the Company has obtained an investment grade rating from at least two rating agencies, a facility fee at a facility fee rate based on the credit rating level of the Company, and (iii) a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the  agreements.  The agreements contain certain representations, financial and other covenants typical for these types of facilities.  The Company's ability to borrow under the loan agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at March 31, 2012.

As of March 31, 2012, $110.0 million was outstanding under the term loan and $15.0 million was outstanding under the credit facility.  The average interest rate on borrowings under both loans during the three months ended March 31, 2012 was 2.1%.  The Company had $165.0 million available to borrow under the credit facility at March 31, 2012.  The Company had no available borrowings under the term loan.

4.	Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of March 31, 2012 and 2011, there were no shares of preferred stock outstanding.

5.	Common Stock and Warrants

On June 23, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock par value $0.0001 per share, having aggregate sales proceeds of $50,000,000, from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated ("agent") acts as sales agent and/or principal agent.  During the three months ended March 31, 2012, the Company sold 211,500 shares under the sales agreement, which resulted in gross proceeds of approximately $2.6 million and commissions of approximately $51,000 paid to the agent. At March 31, 2012, the Company sold since the inception of the plan a total of 343,300 shares under the sales agreement, which resulted in gross proceeds of approximately $4.1 million and commissions of approximately $81,000 paid to the agent.

Simultaneously with the consummation of the IPO, the Sponsor purchased 8,000,000 Private Placement Warrants at a purchase price of $1.00 per warrant.  The Private Placement Warrants were identical to the Public Warrants except that the Private Placement Warrants are exercisable on a cashless basis as long as they are still held by the Sponsor or its permitted transferees.  In addition, the Private Placement and Public Warrants have different prices at which the Company's common stock must trade before the Company is able to redeem such warrants.  The purchase price of the Private Placement Warrants approximated the fair value of such warrants at the purchase date.

The Company has the right to redeem all of the warrants it issued in the IPO and the Private Placement Warrants, at a price of $0.01 per warrant upon 30 days' notice while the warrants are exercisable, only in the event that the last sale price of the common stock is at least a specified price.  The terms of the warrants are as follows:

•	The exercise price of the warrants is $12.00.

•	The expiration date of the warrants is October 23, 2014.

•	The price at which the Company's common stock must trade before the Company is able to redeem the warrants it issued in the IPO is $18.75.

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

Restricted Stock

During the three months ended March 31, 2012, the Company did not award any restricted stock under the 2009 Plan.

As of March 31, 2012, there remained a total of $1.7 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.4 years (irrespective of achievement of the performance grants).  For the three months ended March 31, 2012 and 2011, amounts charged to expenses totaled approximately $498,000 and $466,000, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2012, and changes during the three months ended March 31, 2012 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	286,198	$10.30
Granted
Vested	(13,667)	10.44
Forfeited	(16,667)	10.44
Non-vested at March 31, 2012	255,864	$10.30

Stock Options

During the three months ended March 31, 2012, the Company did not award any options to purchase shares under the 2009 Plan.

A summary of options activity as of March 31, 2012, and changes during the three months ended March 31, 2012 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	337,000	$10.44
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 31, 2012	337,000	$10.44
Exercisable at March 31, 2012	157,933	$10.53

For the three months ended March 31, 2012 and 2011, the amounts charged to expenses totaled approximately $57,000 during each period.  The total unearned compensation at March 31, 2012, was approximately $268,000.  The options vest over an average period of 1.25 years.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Code.  Under the 401K Plan, the Company made contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $7,000 for the three months ended March 31, 2012. The Company did not make any contributions to the 401K Plan during the three months ended March 31, 2011.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses, revolving credit facilities and term loan are reasonable estimates of their fair values because of the short-term nature of these instruments.  Mortgage notes receivables were recorded at the actual purchase price.  Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $70.4 million as of March 31, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2012.  Although the Company is not aware of any factors that would significantly affect the reasonable fair value amount, such amount have not been comprehensively re-valued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

During the year ended December 31, 2010, the Company entered into a $25.0 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge variable cash flows associated with the Company's variable-rate debt.  The swap was effective on April 15, 2011 and has a maturity date of April 15, 2021.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the three months ended March 31, 2012, the Company realized approximately $18,800 of ineffectiveness as a result of the hedging relationship.

During the year ended December 31, 2010, the Company entered into a $50.0 million forward starting interest rate swap with PNC Bank.  The forward starting swap is being used to hedge the variable cash flows associated with the Company's variable-rate debt.  The swap was effective on July 1, 2011 and has a maturity date of July 1, 2018.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the three months ended March 31, 2012, the Company realized no ineffectiveness as a result of the hedging relationship.

During the year ended December 31, 2011, the Company entered into a $50.0 million forward starting interest rate swap with Bank of Montreal.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between April 2, 2012 and March 1, 2015.  The swap has a maturity date of April 1, 2019.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the three months ended March 31, 2012, the Company realized no ineffectiveness as a result of the hedging relationship.

During the year ended December 31, 2011, the Company entered into a $25.0 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between April 2, 2012 and April 2, 2019.  The swap has a maturity date of April 2, 2019.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings. During the three months ended March 31, 2012, the Company realized approximately $7,000 of ineffectiveness as a result of the hedging relationship.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2012 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2012

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$(12,936,272)	$—	$(12,936,272)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt.  During the next twelve months, the Company estimates that $4.1 million will be reclassified as an increase to interest expense.

As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of instruments	Notional
Interest rate swap	4	$150,000,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of March 31, 2012 and December 31, 2011, respectively:

Derivatives designed as hedging instruments	Balance sheet location	March 31, 2012 Fair Value (liability)	December 31, 2011 Fair Value (liability)
Interest rate products	Other liabilities	$(12,936,272)	$(13,856,420)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2012 and 2011, respectively.    Amounts reclassified from other comprehensive income and ineffectiveness are recognized as interest expense and amounts related to ineffectiveness.

	As of March 31, 2012	As of March 31, 2011
Amount of gain (loss) recognized in OCI on derivative	$(394,464)	$(447,544)
Amount of gain (loss) reclassified from accumulated OCI into interest	$(572,076)	$—
Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$(25,651)	$(49)

9.	Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The Company's headquarters are located in White Plains, New York, which it leases from a third party.  The terms of the lease will expire in February 2014.  Future minimum rents payable under the terms of the lease, amount to approximately $47,800, $63,800, and $10,640, during the years 2012 through 2014, respectively.

10.	Related Party Transactions

The Company had entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, an entity wholly owned by four of the Company's current and former directors.  Pursuant to the Transitional Shared Facilities and Services Agreement, NRDC Real Estate Advisors, LLC provided the Company with access to, among other things, their information technology and office space.  On October 31, 2011 this agreement expired.  For the three months ended March 31, 2011 the Company incurred $22,500 of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations. The Company did not incur any expenses relating to this agreement during the three months ended March 31, 2012.

In May 2010, the Company had entered into a Shared Facilities and Service Agreement effective January 1, 2010 with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement, the Company had provided the use of office space and other resources for a monthly fee of $1,938.  The agreement was terminated on October 31, 2011 due to the relocation of office space. For the three months ended March 31, 2011 the Company incurred approximately $5,800 of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations. The Company did not incur any expenses relating to this agreement during the three months ended March 31, 2012, since the agreement was terminated on October 31, 2011.

In August 2011, the Company entered into two lease agreements effective July 1, 2011, with an officer of the Company.  Pursuant to the lease agreements, the Company is provided the use of storage space for a monthly fee of $790.  For the three months ended March 31, 2012, the Company incurred $2,370 of expenses relating to the agreements which were included in general and administrative expenses in the accompanying consolidated statements of operations. The Company did not incur any expenses relating to these agreements during the three months ended March 31, 2011, since the agreements became effective on July 1, 2011.

11.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from April 1, 2012 to the date the financial statements are issued and discloses the following items:

On April 1, 2012 the Company awarded a total of 306,000 shares of restricted common stock and 11,500 options to purchase common stock under the 2009 Plan.

On April 2, 2012, the Company acquired a $11.2 million defaulted first mortgage loan secured by a drugstore shopping center for a purchase price of approximately $8.3 million.  The acquisition of the mortgage note was funded with cash.

In April 2012, the Company deposited a total of $1,000,000 into an interest-bearing account with a title company in accordance with a purchase sale agreement entered into on April 5, 2012.  The deposit is for the potential acquisition of the property known as Marlin Cove.  The deposit was funded with cash.

On April 10, 2012, the Company paid off $6.9 million of mortgage debt that was secured by the Cascade Summit shopping center.

On May 2, 2012, the Company's board of directors declared a cash dividend on its common stock of $0.13 per share, payable on May 30, 2012 to holders of record on May 16, 2012.

On May 3, 2012, the Company acquired the property known as Aurora Square located in the Seattle suburb of Shoreline, Washington for a purchase price of $4.2 million.  Aurora Square is 38,030 square feet and is anchored by a 35,000 square foot Central Market.  The property was acquired with cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, we refer to Retail Opportunity Investments Corp. and its consolidated subsidiaries as "we," "us," "Company," or "our," unless we specifically state otherwise or the context indicates otherwise.

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "projects," "should," "estimates," "expects," and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").  Actual results may differ materially due to uncertainties including:

•	our ability to identify and acquire retail real estate and real estate-related debt investments that meet our investment standards in our target markets;

•	the level of rental revenue and net interest income we achieve from our target assets;

•	the market value of our assets and the supply of, and demand for, retail real estate and real estate-related debt investments in which we invest;

•	the length of the current economic downturn;

•	the conditions in the local markets in which we operate and our concentration in those markets, as well as changes in national economic and market conditions;

•	consumer spending and confidence trends;

•	our ability to enter into new leases or to renew leases with existing tenants at the properties we own or acquire at favorable rates;

•	our ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	the competitive landscape impacting the properties we own or acquire and their tenants;

•	our relationships with our tenants and their financial condition and liquidity;

•	our ability to continue to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax;

•
our use of debt as part of our financing strategy and our ability to make payments or to comply with any covenants under any borrowings or other debt facilities we currently have or subsequently obtain;

•	the level of our operating expenses, including amounts we are required to pay to our management team and to engage third party property managers;

•	changes in interest rates that could impact the market price of our common stock and the cost of our borrowings; and

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs.

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

 Overview

Retail Opportunity Investments Corp. commenced operations in October 2009 as a fully integrated and self-managed REIT.  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers in the western and eastern regions of the United States, anchored by national and regional supermarkets and drugstores.  The Company refers to the properties it targets for investment as its target assets.

From the commencement of its operations through March 31, 2012, the Company completed approximately $671.0 million of shopping center investments.  As of March 31, 2012, the Company's portfolio consisted of 32 wholly-owned retail properties totalling approximately 3.4 million square feet of gross leasable area (“GLA”). The Company also owns two retail properties owned through joint ventures, encompassing approximately 500,000 square feet of GLA.  The joint ventures are comprised of a 49% ownership interest in the Crossroads Shopping Center, a 464,822 square foot shopping center situated on approximately 40 acres of land, which is currently 92% leased and a 95% interest in a shopping center located in Wilsonville, Oregon.  In addition, the Company owns a 50% interest in a B-note of an existing promissory note secured by a 407,952 square foot shopping center.

As of March 31, 2012, the Company's portfolio was approximately 92.2% leased.  At March 31, 2012, the Company considered 28 of its wholly-owned properties to be stabilized properties with a weighted average leased area of 94.4%.  The remaining four properties were considered by the Company to be re-development properties that were 76.0 % leased at March 31, 2012.  During the three months ended March 31, 2012, the Company leased or renewed a total of 172,461 square feet in its portfolio.  The Company has committed approximately $445,000 and $134,000 in tenant improvements and leasing commissions respectively, for the new leases and renewals that occurred during the year ended March 31, 2012.  During the three months ended March 31, 2012, the Company experienced a 1.0% increase in rental rates across its portfolio with respect to lease renewals that expired during such period.

The Company reincorporated as a Maryland corporation on June 2, 2011.  The Company has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2010.

Subsequent Events

On April 1, 2012 the Company awarded a total of 306,000 shares of restricted common stock and 11,500 options to purchase common stock under the Company’s 2009 Equity Incentive Plan.

On April 2, 2012, the Company acquired a $11.2 million defaulted first mortgage loan secured by a drug store-anchored shopping center for a purchase price of approximately $8.3 million.  The acquisition of the mortgage note was funded with cash.

In April 2012, the Company deposited a total of $1,000,000 into an interest-bearing account with a title company in accordance with a purchase sale agreement entered into on April 5, 2012.  The deposit is for the potential acquisition of the property known as Marlin Cove.  The deposit was funded with cash.

On April 10, 2012, the Company paid off $6.9 million of mortgage debt that was secured by the Cascade Summit shopping center.

On May 2, 2012, the Company's board of directors declared a cash dividend on its common stock of $0.13 per share, payable on May 30, 2012 to holders of record on May 16, 2012.

On May 3, 2012, the Company acquired the property known as Aurora Square located in the Seattle suburb of Shoreline, Washington for a purchase price of $4.2 million.  Aurora Square is 38,030 square feet and is anchored by a 35,000 square foot Central Market.  The property was acquired with cash.

Report on Operating Results

Funds from operations ("FFO"), is a widely-recognized non-GAAP financial measure for REITs that the Company believes when considered with financial statements determined in accordance with GAAP, provides additional and useful means to assess its financial performance.  FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.

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

In accordance with the Financial Accounting Standards Board ("FASB") guidance relating to business combinations, which, among other things, requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, the costs of completed acquisitions will reduce our FFO. Acquisition costs for the three months ended March 31, 2012 and 2011, were $123,000 and$175, 000, respectively.

However, FFO:

•
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by us may not be comparable to similarly titled items reported by other REITs due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31, 2012	March 31, 2011
	$1,127,404	$6,180,089
Net income for period

Plus: Real property depreciation	3,206,588	1,803,464
Amortization of tenant improvements and allowances	1,088,800	565,863
Amortization of deferred leasing costs	2,960,695	2,321,823
Funds from operations	$8,383,487	$10,871,239

Net Cash Provided by (Used in):
Operating Activities	$4,114,107	$4,270,031
Investing Activities	$(38,803,129)	$(86,708,714)
Financing Activities	$11,110,421	$9,466,366

Results of Operations

At March 31, 2012, the Company had equity interests in 34 properties, of which 32 are consolidated in the accompanying financial statements and two are accounted for under the equity method of accounting. The Company believes, because of the location of the properties in densely populated areas, the nature of its investment provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt. The Company expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

The following comparison for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, makes reference to the effect of the same-store properties. Same-store properties represent all consolidated operating properties owned by the Company in the same manner during both periods which totaled 17 of the Company’s 32 consolidated properties. Operating income is defined as operating income generated from the Company’s consolidated operating properties (net of depreciation and amortization).

During the three months ended March 31, 2012, the Company generated net income of approximately $1.1 million compared to net income of $6.2 million generated during the three months ended March 31, 2011. The substantial cause of the differences during the two periods resulted from a bargain purchase gain recorded during the three months ended March 31, 2011. The Company recognized a $5.8 million bargain purchase gain in 2011, when recording the fair values of three properties that were acquired during the period through a Conveyance in Lieu of Foreclosure Agreement. In addition, operating income increased by $2.5 million as a result of an increase in the number of properties owned by the Company in 2012 compared to 2011 and an increase in same- store properties operating income.   As of March 31, 2012, the Company owned 32 properties as compared to 24 properties at March 1, 2011. The newly acquired properties increased operating income in 2012 by approximately $1.8 million. Operating income from the 17 same-store properties increased operating income by approximately $680,000 primarily due to an increase in the weight average leased area which increased to 90.8% in 2012  as compared to 89.6% in 2011 for these properties. During the three months ended March 31, 2012, interest income generated from mortgages notes receivables decreased by approximately $750,000 as a result of the Company obtaining ownership interest in three properties that were previously secured by a mortgage note. The Company obtained the properties through a Conveyance in Lieu of Foreclosure agreement during the three months ended March 31, 2011. During the three months ended March 31, 2012, the Company incurred approximately $2.3 million of interest expense compared to approximately $916,000 during the three months ended March 31, 2011, due to borrowings on the term loan. During the three months ended March 31, 2012, the Company had $110.0 million outstanding on its term loan. There were no borrowings outstanding on the term loan at March 31, 2011, as the Company obtained the loan after March 31, 2011.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at March 31, 2012.

The Company reviews its investments in its unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the value of its unconsolidated joint ventures was impaired at March 31, 2012.

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

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and meet other general business needs.  During the three months ended March 31, 2012, the Company's primary sources of cash was (i) cash on hand and cash flows from operating activities, (ii) proceeds from bank borrowings and (iii) proceeds from the sale of common stock. As of March 31, 2012, the Company has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

The Company has a credit facility with several banks which provides for up to $175.0 million of unsecured borrowings, with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments.  The credit facility also provides that the Company may from time to time request increased aggregate commitments of $125.0 million under certain conditions set forth in the credit facility, including the consent of the lenders for the additional commitments.  The initial maturity date of the credit facility is September 20, 2014, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions, including payment of an extension fee to the credit facility administrative agent in an amount equal to 0.25% multiplied by the aggregate commitments to be shared pro rata among the lenders thereto.  As of March 31, 2012, $15.0 million was outstanding under the credit facility.

The Company also has a term loan that provides for up to $110.0 million of unsecured borrowings.  The term loan also provides that the Company may from time to time request increased aggregate commitments of $65.0 million under certain conditions set forth in the term loan, including the consent of the lenders for the additional commitments. The maturity date of the term loan is September 20, 2015.  As of March 31, 2012, $110.0 million was outstanding under the term loan.

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

During the three months ended March 31, 2012, the Company assumed an existing mortgage loan with an outstanding principal balance of approximately $8.4 million as part of the acquisition of Euclid Plaza. The assumption of the loan was deemed to be cost beneficial when compared to the defeasance fees that would have been incurred to prepay the loan on behalf of the seller of the property.

During the year ended December 31, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock, par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the three months ended March 31, 2012, the Company sold 211,500 shares under the sales agreement, which resulted in gross proceeds of approximately $2.6 million and commissions of approximately $51,000 paid to the agent.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $4.1 million in the three months ended March 31, 2012, compared to $4.3 million in the comparable period in 2011. During the three months ended March 31, 2012, cash flows from operating activities was increased by approximately $3.4 million due to additional operating income from new acquisitions. This increase was partially offset by an increase in interest expense of $1.4 million in 2012 as a result of higher borrowing amounts in 2012 and due to a decrease in accrued expenses of $2.4 million in 2012.

Investing Activities

Net cash flows used by investing activities amounted to $38.8 million in the three months ended March 31, 2012, compared to $86.7 million in the comparable period in 2011. During the three months ended March 31, 2012, the Company acquired two properties totaling a net cash investment of $36.5 million. During the comparable period in 2011 the Company acquired two properties and several mortgages notes receivables totaling a net cash investment of approximately $85.8 million.

Financing Activities

Net cash flows provided by financing activities amounted to $11.1 million for the three months ended March 31, 2012, compared to $9.5 million in the comparable period in 2011. During the three months ended March 31, 2012, the Company received proceeds of $15.0 million from borrowings on its revolving credit facility compared to $13.0 million in the comparable period a year ago. In both periods the Company used the proceeds to partially finance property and mortgage notes receivable acquisitions. During the three months ended March 31, 2012, the Company received proceeds of approximately $2.5 million from the sale of common stock. Partially offsetting the increase in financing activities was an increase in the dividend payment to common stockholders of approximately $2.6 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The dividend payment increased in 2012 as a result of an increase in the quarterly rate in 2012 of $0.04 and an increase in the number of shares outstanding in 2012 due to a common stock offering in December 2011.

Contractual Obligations

The following table presents the principal amount of the Company's long-term debt maturing each year, including amortization of principal based on debt outstanding at March 31, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable (1)	$7,579,911	$980,764	$22,090,425	$28,354,304	$7,209,217	—	$66,214,621
Term loan	—	—	—	110,000,000	—	—	110,000,000
Credit facility	15,000,000	—	—	—	—	—	15,000,000
Earn-out obligations to the sellers of properties	—	4,136,380	—	—	—	—	4,136,380
Operating lease obligations	518,166	690,888	690,888	690,888	754,910	24,900,617	28,246,357
Total	$23,098,077	$5,808,032	$22,781,313	$139,045,192	$7,964,127	$24,900,617	$223,597,358

(1)	Does not include unamortized mortgage premium of $1.6 million as of March 31, 2012.

As of March 31, 2012, the Company did not have any capital lease obligations, or purchase obligations.

The Company had entered into two lease agreements with an officer of the Company in a prior year.  Pursuant to the lease agreement, the Company is provided the use of storage space for a monthly fee of $790.

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

The Company has a credit facility with KeyBank National Association, as Administrative Agent and L/C Issuer, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $175.0 million unsecured revolving credit facility, with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments.  The credit facility also provides that the Company may from time to time request increased aggregate commitments of $125.0 million under certain conditions set forth in the credit facility, including the consent of the lenders for the additional commitments.  The initial maturity date of the credit facility is September 20, 2014, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions, including payment of an extension fee to the credit facility administrative agent in an amount equal to 0.25% multiplied by the aggregate commitments to be shared pro rata among the lenders thereto.

The Company also has a term loan agreement with KeyBank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, PNC Bank, National Association, and U.S. Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $110.0 million unsecured term loan facility.  The term loan also provides that the Company may from time to time request increased aggregate commitments of $65.0 million under certain conditions set forth in the term loan, including the consent of the lenders for the additional commitments.  The maturity date of the term loan is September 20, 2015.

As of March 31, 2012, the Company had $110.0 million of borrowings outstanding on its term loan and $15.0 million outstanding on the credit facility.  The Company's ability to borrow under the credit facility is subject to its compliance with the covenants and other restrictions on an on-going basis.  The Company was in compliance with such covenants at March 31, 2012.  The credit facilities provide that the Company may from time to time request increased aggregate commitments, subject to certain conditions, including the consent of the lenders for the additional commitments.

In addition, in connection with the acquisition of a property on March 29, 2012, the Company assumed a mortgage representing an unpaid principal amount as of March 31, 2012 of approximately $8.4 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is to changes in interest rates related to its debt.  There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

As of March 31, 2012, the Company had $125.0 million of variable rate debt outstanding.  As of March 31, 2012, the Company has primarily used fixed-rate debt and four forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 8, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into four forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company's interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of March 31, 2012, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	March 31, 2012 Value	Increase 50 basis points	Increase 100 basis points
$ 25M	(2,402,374)	(1,605,050)	(800,764)	19,915	810,678
$ 50M	(8,169,857)	(6,529,153)	(4,863,745)	(3,166,777)	(1,531,022)
$ 50M	(7,769,851)	(6,323,668)	(4,837,775)	(3,308,428)	(1,829,063)
$ 25M	(5,602,231)	(4,437,539)	(3,290,049)	(2,193,799)	(1,146,560)

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

During the three months ended March 31, 2012, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A.  Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes to our risk factors during the three months ended March 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor (1).

3.2	Articles of Amendment and Restatement.(1)

3.3	Bylaws.(2)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Common Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company NRDC Acquisition Corp.(3)

4.5	Supplement and Amendment to Warrant Agreement by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of October 20, 2009.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Database

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company's current report on Form 8-K filed on June 2, 2011.
(2)	Incorporated by reference to the Company's current report on Form 8-K filed on February 9, 2009.
(3)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: May 4, 2012	/s/ Stuart A. Tanz Stuart A. Tanz President and Chief Executive Officer
Date: May 4, 2012	/s/ John B. Roche John B. Roche Chief Financial Officer