Form 10-Q
period 2012-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2012-11-05
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	26-0500600 (I.R.S. Employer Identification No.)

81 Main Street, Suite 503 White Plains, NY (Address of principal executive offices)	10601 (Zip code)

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

Yes [  ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  52,923,514 shares of common stock, par value $0.0001 per share, outstanding as of November 2, 2012.

TABLE OF CONTENTS

			Page
Part I.	Financial Information		1
	Item 1.	Financial Statements	1
		Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1
		Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2012 and September 30, 2011	2
		Consolidated Statements of Equity (Unaudited) for the nine months ended September 30, 2012	3
		Consolidated Statements of Cash Flow (Unaudited) for the nine months ended September 30, 2012 and September 30, 2011	4
		Notes to Consolidated Financial Statements	5
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
	Item 4.	Controls and Procedures	34
Part II.	Other Information		36
	Item 1.	Legal Proceedings	36
	Item 1A.	Risk Factors	36
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
	Item 3.	Defaults Upon Senior Securities	36
	Item 4.	Mine Safety Disclosures	36
	Item 5.	Other Information	36
	Item 6.	Exhibits	36

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets

	September 30, 2012 (unaudited)	December 31, 2011
ASSETS
Real Estate Investments:
Land	$214,378,236	$167,191,883
Building and improvements	512,099,087	413,640,527
	726,477,323	580,832,410
Less: accumulated depreciation	26,986,503	14,451,032
	699,490,820	566,381,378
Mortgage note receivable	10,000,000	10,000,000
Investment in and advances to unconsolidated joint ventures	15,078,373	26,242,514
Real Estate Investments, net	724,569,193	602,623,892
Cash and cash equivalents	23,488,823	34,317,588
Restricted cash	1,911,564	1,230,808
Tenant and other receivables	10,939,801	6,895,806
Deposits	2,600,000	500,000
Acquired lease intangible asset, net of accumulated amortization	35,987,042	32,024,153
Prepaid expenses	585,696	672,679
Deferred charges, net of accumulated amortization	19,377,748	15,342,132
Other	968,057	825,569
Total assets	$820,427,924	$694,432,627

LIABILITIES AND EQUITY
Liabilities:
Term loan	$200,000,000	$110,000,000
Credit facility	—	—
Mortgage notes payable	60,410,880	59,905,964
Acquired lease intangibles liability, net of accumulated amortization	52,334,566	46,700,620
Accounts payable and accrued expenses	8,037,939	7,475,283
Tenants' security deposits	1,863,914	1,552,630
Other liabilities	25,676,100	18,309,076
Total liabilities	348,323,399	243,943,573
Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 52,518,066 and 49,375,738 shares issued and outstanding at September 30, 2012 and December 31, 2011	5,253	4,938
Additional paid-in-capital	522,531,679	484,194,434
Accumulated deficit	(31,186,583)	(19,617,877)
Accumulated other comprehensive loss	(19,248,213)	(14,094,830)
Total Retail Opportunity Investments Corp. stockholders' equity	472,102,136	450,486,665
Noncontrolling interests	2,389	2,389
Total equity	472,104,525	450,489,054
Total liabilities and equity	$820,427,924	$694,432,627

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues
Base rents	$15,196,646	$10,469,729	$42,734,688	$26,440,798
Recoveries from tenants	3,502,633	2,655,549	10,018,997	6,945,309
Mortgage interest	189,995	430,086	901,645	1,704,094
Total revenues	18,889,274	13,555,364	53,655,330	35,090,201

Operating expenses
Property operating	3,072,670	2,195,280	9,324,140	5,283,526
Property taxes	1,781,639	1,259,174	5,115,361	3,561,641
Depreciation and amortization	7,070,557	5,890,170	20,737,917	14,661,366
General & Administrative Expenses	3,699,852	2,427,693	8,716,378	7,253,816
Acquisition transaction costs	194,191	1,346,851	947,404	1,775,534
Total operating expenses	15,818,909	13,119,168	44,841,200	32,535,883

Operating income	3,070,365	436,196	8,814,130	2,554,318
Non-operating income (expenses)
Interest expense and other finance expenses	(3,094,023)	(1,739,279)	(8,144,879)	(3,732,625)
Gain on consolidation of JV	2,144,696	—	2,144,696	—
Gain on bargain purchase	—	3,687,205	3,864,145	9,449,059
Equity in earnings from unconsolidated joint ventures	497,311	159,989	1,481,132	1,137,502
Interest Income	419	772	11,280	14,489
Net Income Attributable to Retail Opportunity Investments Corp.	$2,618,768	$2,544,883	$8,170,504	$9,422,743

Basic and diluted per share:	$0.05	$0.06	$0.16	$0.22

Dividends per common share	$0.14	$0.10	$0.39	$0.27
Comprehensive (loss) income:
Net income attributable to Retail Opportunity Investments Corp.	$2,618,768	$2,544,883	$8,170,504	$9,422,743
Other comprehensive loss
Unrealized loss on swap derivative	(1,638,969)	(10,269,493)	(5,153,383)	(12,322,595)
Total other comprehensive loss	(1,638,969)	(10,269,493)	(5,153,383)	(12,322,595)
Total Comprehensive (loss) income	$979,799	$(7,724,610)	$3,017,121	$(2,899,852)

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interests	Equity
Balance at December 31, 2011	49,375,738	$4,938	$484,194,434	$(19,617,877)	$(14,094,830)	$2,389	$450,489,054
Compensation expense related to options granted	—	—	188,486	—	—	—	188,486
Compensation expense related to restricted stock grants	—	—	2,110,485	—	—	—	2,110,485
Shares issued under the 2009 Plan	186,750	19	—	—	—	—	19
Proceeds from the sale of stock	2,977,445	298	36,860,055	—	—	—	36,860,353
Forfeited Shares	(21,867)	(2)	—	—	—	—	(2)
Registration expenditures	—	—	(821,781)	—	—	—	(821,781)
Dividends ($.39 per share)	—	—	—	(19,739,210)	—	—	(19,739,210)
Comprehensive income (loss)
Net Income Attributable to Retail Opportunity Investments Corp.	—	—	—	8,170,504	—	—	8,170,504
Other Comprehensive Loss	—	—	—	—	(5,153,383)	—	(5,153,383)
Balance at September 30, 2012	52,518,066	$5,253	$522,531,679	$(31,186,583)	$(19,248,213)	$2,389	$472,104,525

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(unaudited)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,170,504	$9,422,743
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,737,917	14,661,366
Amortization of deferred financing costs	346,685	54,379
Gain on consolidation of JV	(2,144,696)	—
Gain on bargain purchase	(3,864,145)	(9,449,059)
Straight-line rent adjustment	(2,504,416)	(1,916,217)
Amortization of above and below market rent	(2,569,807)	(1,442,362)
Amortization relating to stock based compensation	2,298,971	1,634,595
Provisions for tenant credit losses	759,857	1,074,506
Equity earned in earnings from unconsolidated joint ventures	(1,481,131)	(1,137,502)
Distribution of cumulative earnings from unconsolidated joint ventures	686,017	778,014
Change in operating assets and liabilities
Mortgage escrows	(473,465)	(531,561)
Tenant receivables	(2,299,437)	(2,141,458)
Prepaid expenses	86,983	347,455
Accounts payable and accrued expenses	253,885	1,869,199
Other asset and liabilities, net	1,192,822	599,130
Net cash provided by operating activities	19,196,544	13,823,228

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(125,743,992)	(190,142,575)
Investments in mortgage notes receivables	—	(10,000,000)
Investments in unconsolidated joint ventures	(735,000)	(19,467,218)
Proceeds from sale of unconsolidated joint ventures	—	18,596,294
Return of capital from unconsolidated joint ventures	8,661,211	—
Proceeds from the sale of land	—	159,973
Improvements to properties and deferred charges	(5,478,170)	(5,111,468)
Deposits on real estate acquisitions	(2,600,000)	(1,000,000)
Construction escrows and other	(207,290)	1,685,660
Net cash used in investing activities	(126,103,241)	(205,279,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment on mortgages	(7,608,484)	(11,950,416)
Proceeds from the draw on term loan/ revolving credit facility	90,000,000	140,110,258
Proceeds from the sale of stock	36,860,055	928,010
Deferred financing and other costs	(2,612,648)	(2,686,107)
Registration expenditures	(821,781)	(120,194)
Dividends paid to common shareholders	(19,739,210)	(11,301,421)
Net cash provided by financing activities	96,077,932	114,980,130
Net decrease in cash and cash equivalents	(10,828,765)	(76,475,976)
Cash and cash equivalents at beginning of period	34,317,588	84,736,410
Cash and cash equivalents at end of period	$23,488,823	$8,260,434

The accompanying notes to consolidated financial statements
are an integral part of these statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Notes to Consolidated Financial Statements

September 30, 2012
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

With the approval of its stockholders, the Company reincorporated as a Maryland corporation on June 2, 2011.  The Company began operations as a Delaware corporation, known as NRDC Acquisition Corp., which was incorporated  on July 10, 2007, for the purpose of acquiring assets or operating business through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more assets or control of one or more operating businesses.  On October 20, 2009, the Company's stockholders and warrantholders approved each of the proposals presented at the special meetings of stockholders and warrantholders, respectively, in connection with the transactions contemplated by the Framework Agreement (the "Framework Agreement") the Company entered into on August 7, 2009 with NRDC Capital Management, LLC, which, among other things, set forth the steps to be taken by the Company to continue its business as a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010.  The Company is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and the Company conducts substantially all of its business through, its wholly-owned operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "operating partnership"), and its subsidiaries.  The Company has elected to be taxed as a REIT, for U.S. federal income tax purposes commencing with the year ended December 31, 2010.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance on fair value measurements and disclosure requirements. The guidance provides a consistent definition of fair value to ensure fair value measurement and disclosure requirements are similar between accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning on or after December 15, 2011.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011 and December 2011, the FASB issued updated guidance on disclosures relating to the reporting of other comprehensive income.  The updated guidance eliminates the option to present components of other comprehensive income as part of the statement of equity and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB.  The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of September 30, 2012, the tax years 2007 through and including 2011 remain open to examination by the Internal Revenue Service ("IRS") and state taxing authorities.  During the year ended December 31, 2011, the IRS conducted an examination of the Company's 2009 federal tax return.  During the nine months ended September 30, 2012 the Company reached a settlement with the IRS in which the Company paid to the IRS approximately $122,000.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the nine months ended September 30, 2012 and 2011, capitalized costs related to the improvements or replacement of real estate properties were approximately $5.8 million and $5.1 million, respectively.

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

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended September 30, 2012 and 2011 of approximately $194,000 and $1.3 million, respectively and approximately $947,000 and $1.8 million during the nine months ended September 30, 2012 and 2011, respectively.

Regarding the Company's 2012 property acquisitions (see Note 2), the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at September 30, 2012.

The Company reviews its investments in its unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the carrying value of the Company's unconsolidated joint venture was impaired at September 30, 2012.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at September 30, 2012 and December 31, 2011 was approximately $2.8 million and $2.1 million, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $7.9 million and $4.7 million, as of September 30, 2012 and December 31, 2011, respectively.

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

During the three and nine months ended September 30, 2011 the effect of the 41,400,000 warrants to purchase the Company's common stock  (the "Public Warrants") issued in connection with the Company's initial public offering (the "IPO"), the 8,000,000 warrants (the "Private Placement Warrants") purchased by NRDC Capital Management, LLC (the "Sponsor") simultaneously with the consummation of the IPO were not included in the calculation of diluted EPS since the weighted average share price was less than the exercise price during these periods.  During the three and nine months ended September 30, 2012, the effect of the 41,400,000 Public Warrants and the 8,000,000 Private Placement Warrants were included in the calculation of diluted EPS since the weighted average share price was greater than the exercise price during this period.

For the three and nine months ended September 30, 2012 and 2011, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. For the three and nine months ended September 30, 2012, the Company had 512,198 and 425,495 weighted average unvested restricted shares outstanding, respectively.   The performance based restricted stock grants awarded under the 2009 Plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities.

The following table sets forth the reconciliation between basic and diluted EPS:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net Income attributable to Retail Opportunity Investments Corp.	$2,618,768	$2,544,883	$8,170,504	$9,422,743
Less, earnings allocated to unvested shares	(70,280)	—	(165,949)	—
Net income available for common shareholders, basic and diluted	$2,548,488	$2,544,883	$8,004,555	$9,422,743

Denominator:
Denominator for basic EPS – weighted average common shares	51,440,751	41,974,492	50,483,251	41,928,795
Warrants	1,823,756	—	609,877	—
Restricted stock awards-Performance-based	126,697	58,793	125,071	57,223
Stock Options	54,634	18,614	47,512	10,513
Denominator for diluted EPS – weighted average common equivalent shares	53,445,838	42,051,899	51,265,711	41,996,531

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

Segment Reporting

The Company operates in one industry segment, ownership of commercial real estate properties.  The Company does not distinguish in property operations for purposes of measuring performance.  The Company reassesses its conclusion that it has one reportable operating segment at least annually.

Cash Flows

Supplemental Consolidated Statements of Cash Flow Information

	September 30, 2012	September 30, 2011
Supplemental disclosure of cash activities:
Cash paid for Federal and New York state income taxes	$243 ,291	$85,075
Interest paid	7,524,799	3,180,732
Other non-cash investing and financing activities:
Purchase accounting allocations:
Intangible lease liabilities	9,660,574	—
Transfer of equity investment in property to real estate investment	4,008,350	—
Assumed Mortgage Debt	8,428,062	—
Accrued interest rate swap liabilities	5,252,199	12,442,412
Accrued improvements to properties and deferred charges	308,771	18,155

2.  Real Estate Investments

The following real estate investment transactions have occurred during the nine months ended September 30, 2012.

Property Acquisitions

On February 16, 2012, the Company acquired a shopping center in Marysville, Washington, within the Settle metropolitan area ("Gateway Shopping Center") for a purchase price of approximately $29.5 million.  The Gateway Shopping Center is anchored by WinCo Foods (NAP) and Rite Aid. The property was acquired with cash.

On March 29, 2012, the Company acquired a shopping center in San Diego, California ("Euclid Plaza") for a purchase price of approximately $15.9 million. Euclid Plaza is anchored by a Vallarta Supermarkets and Walgreens. The property was acquired with cash of approximately $7.5 million and the assumption of an existing mortgage of approximately $8.4 million.

On April 2, 2012, the Company acquired a mortgage note from a bank for an aggregate purchase price of $8.3 million in cash. The note was secured by a shopping center located in Cameron Park, California, within the Sacramento metropolitan area (“Green Valley Station”).  At the time of closing on the note, the borrower was in default since April 2009, having failed to repay the loan upon maturity of the note. On June 8, 2012, the Company entered into a deed in lieu of foreclosure agreement (the “Green Valley Station Agreement”) with the borrower to acquire Green Valley Station. Pursuant to the Green Valley Station Agreement, the Company, as the holder of the note, agreed not to bring any action against the borrower or the guarantors, subject to certain exceptions, and the borrowers agreed to transfer Green Valley Station to the Company.  The conveyance was completed on June 18, 2012.  Green Valley Station is a neighborhood shopping center that is anchored by CVS Pharmacy. The Company recorded a bargain purchase gain of approximately $3.2 million based on its determination of the fair value of the property at the time of the purchase.

On May 3, 2012, the Company acquired a shopping center in Shoreline, Washington, within the Seattle metropolitan area ("Aurora Square") for a purchase price of approximately $4.2 million. Aurora Square is anchored by a Central Supermarket. The property was acquired with cash.

On May 4, 2012, the Company acquired a shopping center in Foster City, California, within the San Francisco Bay Area  ("Marlin Cove") for a purchase price of approximately $17.4 million. Marlin Cove is anchored by a 99 Ranch Supermarket. The property was acquired with cash.

On May 25, 2012, the Company acquired a mortgage note from a special servicer for an aggregate purchase price of $18.8 million in cash. The note was secured by a shopping center located in Oxnard, California, within the Los Angeles metropolitan area (“Seabridge Marketplace”).  At the time of closing on the note, the borrower was in default, having failed to meet debt service payments since February, 2012. On May 29, 2012, the Company entered into a real estate purchase, sale, and conveyance in lieu of foreclosure agreement (the “Seabridge Marketplace Agreement”) with the borrower to acquire Seabridge Marketplace. Pursuant to the Seabridge Marketplace Agreement, the Company, as the holder of the note, agreed not to bring any action against the borrower or the guarantors, subject to certain exceptions, and the borrowers agreed to transfer Seabridge Marketplace to the Company.  The conveyance was completed on May 31, 2012. Seabridge Marketplace is a shopping center that is anchored by Von’s Supermarket.  The Company recorded a bargain purchase gain of approximately $622,000 based on its determination of the fair value of the property at the time of the purchase.

On July 24, 2012, the Company acquired a shopping center in Novato, California, within the San Francisco metropolitan area (“Village at Novato”) for a purchase price of $10.5 million. The Village at Novato is anchored by a Trader Joe’s supermarket. Included in the acquisition is an adjacent vacant parcel entitled for 55,000 square of additional retail space.   The property was acquired with cash.

On August 1, 2012, the Company acquired a shopping center in Glendora, California, within the Los Angeles metropolitan area (“Glendora Shopping Center”) for a purchase price of $14.9 million. Glendora Shopping Center is anchored by an Albertson’s supermarket.  The property was acquired with cash.

On August 1, 2012, the Company acquired its joint venture partner's interest in Wilsonville Old Town Square for approximately $1.6 million and paid off an existing $13.3 million construction loan securing the property. The property is a newly developed shopping center that is anchored by a Kroger (Fred Meyer) supermarket. The property is located in Wilsonville, Oregon, within the Portland metropolitan area. The purchase of its remaining interest and the loan repayment were funded with cash. The Company recorded a gain of approximately $2.1 million when determining the fair value of the property at the time of the purchase of the remaining interest in the property.

The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy. See "Note 7 - Fair Value of Financial Instruments" for a discussion of the framework for measuring fair value.

The financial information set forth below summarizes the Company's preliminary purchase price allocation for the properties acquired during the nine months ended September 30, 2012 and 2011.

	September 30, 2012	September 30, 2011
ASSETS
Land	$47,186,352	$81,695,190
Building and improvements	92,671,620	200,885,981
Acquired lease intangible asset	11,489,527	21,425,280
Deferred charges	3,327,565	5,272,186
Assets acquired	$154,675,064	$309,278,637
Acquired lease intangible liability	$9,660,574	$27,361,727
Mortgage notes assumed	8,428,061	—
Liabilities assumed	$18,088,635	$27,361,727

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, adjusted to give effect of these transactions as if they had been completed at the beginning of each year.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Statement of operations:
Revenues	$19,053,501	$18,710,452	$58,015,049	$57,915,997
Property operating and other expenses	4,931,148	4,940,089	15,761,671	15,612,252
Depreciation and amortization	8,348,780	8,339,844	22,699,536	22,880,956
Net income attributable to Retail Opportunity Investments Corp.	$5,773,573	$5,430,519	$19,553,842	$19,422,789

The following table summarizes the operating results included in the Company's historical consolidated statement of operations for the nine months ended September 30, 2012 and 2011, for the properties acquired during the nine months ended September 30, 2012 and 2011.

Statement of operations:	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenues	$5,404,625	$11,247,888
Property operating and other expenses	1,261,275	3,199,339
Depreciation and amortization	1,947,971	5,480,135
Net income attributable to Retail Opportunity Investments Corp.	$2,195,379	$2,568,414

Mortgage Notes Receivable

The Company holds a $10.0 million second mortgage loan to the joint venture that owns the Crossroads Shopping Center.  The Company owns a 49% equity interest in the joint venture.  The interest rate on the loan is 8% per annum and matures on September 1, 2015, which is coterminous with the existing first mortgage.

Unconsolidated Joint Ventures

At September 30, 2012 and December 31, 2011, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses).

	September 30, 2012	December 31, 2011
Wilsonville OTS LLC (100% on 8/1/2012 ,95% at 12/31/2011)	$—	$4,584,496
Crossroads Shopping Center (49%)	15,078,373	13,780,018
Mortgage note receivable secured by Riverside Plaza (50%)	—	7,878,000
Total	$15,078,373	$26,242,514

On August 1, 2012, the Company acquired the remaining interest in Wilsonville Old Town Square from its joint venture partner for approximately $1.6 million and paid off an existing $13.3 million construction loan securing the property. Upon the acquisition of the remaining interest in the property the Company reclassified approximately $4.0 million from "Investment in and advances to unconsolidated joint ventures" to "Real estate investments" in the accompanying consolidated balance sheet. The Company recorded a gain of approximately $2.1 million based on its determination of the fair value of the property at the time of the purchase of the remaining interest in the property. The purchase of its remaining interest and the loan repayment were funded with cash.

On September 20, 2012, the Company was repaid $7.8 million, representing its full B-note participation in a first mortgage secured by Riverside Plaza Shopping Center.   The Company previously acquired its interest from John Hancock Life Insurance Company through a 50/50 joint venture with Winthrop Realty Trust.

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

3.  Mortgage Notes Payable and Credit Facilities

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at September 30, 2012 and December 31, 2011, respectively, were as follows:

Property	Maturity Date	Interest Rate	September 30, 2012	December 31, 2011
Cascade Summit Town Square	July 2012	7.25%	$-	$6,894,650
Gateway Village I	February 2014	5.58%	6,757,034	6,868,492
Gateway Village II	May 2014	5.73%	6,910,365	7,019,258
Euclid Plaza	November 2014	5.23%	8,355,015	-
Country Club Gate	January 2015	5.04%	12,536,931	12,705,857
Renaissance Towne Center	June 2015	5.13%	16,826,446	17,014,883
Gateway Village III	July 2016	6.10%	7,483,435	7,546,509
			$58,869,226	58,049,649
Mortgage Premium			1,541,654	1,856,315
Total mortgage notes payable			$60,410,880	$59,905,964

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

Credit Facilities

On August 29, 2012, the Company entered into an amended and restated credit facility with KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $200.0 million senior unsecured revolving credit facility, with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments.  The credit facility also provides that the Company may from time to time request increased aggregate commitments of $100.0 million under certain conditions set forth in the credit facility, including the consent of the lenders for the additional commitments.  The initial maturity date of the credit facility is August 29, 2016, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions, including payment of an extension fee to the credit facility administrative agent in an amount equal to 0.25% multiplied by the aggregate commitments to be shared pro rata among the lenders thereto.

On August 29, 2012, the Company entered into an amended and restated term loan agreement with KeyBank National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, PNC Bank, National Association, and U.S. Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $200.0 million senior unsecured term loan facility.  The term loan also provides that the Company may from time to time request increased aggregate commitments of $100.0 million under certain conditions set forth in the term loan, including the consent of the lenders for the additional commitments.  The maturity date of the term loan is August 29, 2017.

Borrowings under the amended and restated credit facility and the amended and restated term loan agreement (collectively, the “loan agreements”) bear interest on the outstanding principal amount at a rate equal to, prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate").  From, and after the time the Company obtains an investment grade rating from at least two rating agencies, borrowings under the loan agreements will bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  With respect to the amended and restated credit facility, the Company is obligated to pay (i) prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an unused fee of  (a) 0.35% if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, (ii) from and after such time as the Company has obtained an investment grade rating from at least two rating agencies, a facility fee at a facility fee rate based on the credit rating level of the Company, and (iii) a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the  agreements.  The loan agreements contain certain representations, financial and other covenants typical for these types of facilities.  The Company's ability to borrow under the loan agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at September 30, 2012.

As of September 30, 2012, $200.0 million was outstanding under the term loan and nothing outstanding under the credit facility.  The average interest rate on the term loan during the nine months ended September, 2012 was 1.8%.  The Company had $200.0 million available to borrow under the credit facility at September 30, 2012. The Company had no available borrowings under the term loan.

In connection with the amended and restated credit facility and amended and restated term loan the Company incurred approximately $2.3 million of deferred financing costs which are being amortized over the term of the revised credit facility and term loan.

4.  Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of September 30, 2012 and 2011, there were no shares of preferred stock outstanding.

5.  Common Stock and Warrants

On June 23, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales (“agent”) and/or principal agent.  During the three and nine months ended September 30, 2012, the Company sold 1,883,813 and 2,977,445  shares, respectively under the sales agreement, which resulted in gross proceeds of approximately $23.5 million and $36.9 million, respectively and commissions of approximately $376,000 and $643,000, respectively paid to the agent. At September 30, 2012, the Company had sold since the inception of the plan a total of 3,109,245 shares under the sales agreement, which resulted in gross proceeds of approximately $38.4 million and commissions of approximately $673,000 paid to the agent.

Simultaneously with the consummation of the IPO, the Sponsor purchased 8,000,000 Private Placement Warrants at a purchase price of $1.00 per warrant.  The Private Placement Warrants were identical to the Public Warrants except that the Private Placement Warrants are exercisable on a cashless basis as long as they are still held by the Sponsor or its members, members of its members’ immediate family or their controlled affiliates.  The purchase price of the Private Placement Warrants approximated the fair value of such warrants at the purchase date.

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

•
The price at which the Company's common stock must trade before the Company is able to redeem the Private Placement Warrants is (x) $22.00, for as long as they are held by the Sponsor or its members, members of its members' immediate families or their controlled affiliates, otherwise (y) $18.75.

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

Restricted Stock

During the nine months ended September 30, 2012, the Company awarded 303,000 shares of restricted common stock under the 2009 Plan of which 116,250 shares are performance-based grants and the remainder of the shares are time based grants.  The performance-based grants vest in three equal annual tranches, depending on the Company achieving an 7% total return to shareholders, or exceeding the top one-third of a certain peer group of companies over a three-year period from January 1, 2012, through  January 1, 2015.  An independent appraisal company determined the value of the performance-based grants to be $8.72 per share, compared to a market price of the Company’s common stock at the date of grant of $12.04.

As of September 30, 2012, there remained a total of $3.3 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.1 years (irrespective of achievement of the performance conditions). For the three months ended September 30, 2012 and 2011, amounts charged to compensation expense totaled approximately $900,000 and $494,000, respectively.  For the nine months ended September 30, 2012 and 2011, amounts charged to compensation expense totaled approximately $2.1 million and $1.5 million, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2012, and changes during the nine months ended September 30, 2012 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	286,198	$10.30
Granted	303,000	9.18
Vested	(13,667)	10.44
Forfeited	(21,867)	10.76
Non-vested at September 30, 2012	553,664	$10.55

A summary of the status of the Company's non-vested restricted stock awards as of September 30, 2011, and changes during the nine months ended September 30, 2011 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	161,333	$10.27
Granted	276,000	10.31
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2011	437,333	$10.30

Stock Options

During the nine months ended September 30, 2012, the Company awarded a total of 9,500 options to purchase shares under the 2009 Plan.  The Company has used the Monte Carlo method for purposes of estimating the fair value in determining compensation expense for the options that were granted during the nine months ended September 30, 2012.  The assumption for expected volatility has a significant effect on the grant fair value.  Volatility is determined based on the historical volatilities of REITs similar to the Company.  The Company used the simplified method to determine the expected life which is calculated as an average of the vesting period and the contractual term.  The fair value for the options awarded by the Company during the nine months ended September 30, 2012, was estimated at the date of the grant using the following weighted-average assumptions.

Nine Months Ended September 30, 2012
Average volatility	30.0%
Expected dividends	$0.15
Expected life (in years)	6.0
Risk-free interest rate	1.30%

A summary of options activity as of September 30, 2012, and changes during the nine months ended September 30, 2012 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	337,000	$10.44
Granted	9,500	12.02
Exercised	—	—
Forfeited	(2,500)	10.88
Expired	—	—
Outstanding at September 30, 2012	344,000	$10.48
Exercisable at September 30, 2012	158,900	$10.38

A summary of options activity as of September 30, 2011, and changes during the nine months ended September 30, 2011 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	235,000	$10.25
Granted	102,000	10.88
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2011	337,000	$10.46
Exercisable at September 30, 2011	73,667	$10.26

For the three months ended September 30, 2012 and 2011, the amounts charged to expenses totaled approximately $72,000 and $57,000, respectively.  For the nine months ended September 30, 2012 and 2011, the amounts charged to compensation expense totaled approximately $188,000 and $171,000, respectively.  The total unearned compensation at September 30, 2012, was approximately $154,000.  The options vest over an average period of one year.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Code.  Under the 401K Plan, the Company made matching contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $3,000 and $5,000 for the three months ended September 30, 2012 and 2011, respectively, and $15,000 and $9,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses, revolving credit facilities and term loan are reasonable estimates of their fair values because of the short-term nature of these instruments.  Mortgage notes receivables were recorded at the actual purchase price.  Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $63.3 million with an interest rate range of 3.8% to 5.2% and the weighted average interest rate of 4.5% as of September 30, 2012. These fair value measurements fall within level 3 of the fair value hierarchy.

Disclosure about fair value of financial instruments is based on pertinent information available to the Company as of September 30, 2012.  Although the Company is not aware of any factors that would significantly affect the reasonable fair value amount, such amount have not been comprehensively re-valued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

During the year ended December 31, 2010, the Company entered into a $25.0 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge variable cash flows associated with the Company's variable-rate debt.  The swap was effective on April 15, 2011 and has a maturity date of April 15, 2021.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings. During the nine months ended September 30, 2012, the Company realized approximately $10,000 of ineffectiveness as a result of the hedging relationship.

During the year ended December 31, 2010, the Company entered into a $50.0 million forward starting interest rate swap with PNC Bank, N.A.  The forward starting swap is being used to hedge the variable cash flows associated with the Company's variable-rate debt.  The swap was effective on July 1, 2011 and has a maturity date of July 1, 2018.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the nine months ended September 30, 2012, the Company realized no ineffectiveness as a result of the hedging relationship.

During the year ended December 31, 2011, the Company entered into a $50.0 million forward starting interest rate swap with Bank of Montreal.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is issued by March 1, 2015.  The swap has a maturity date of April 1, 2019.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings. During the nine months ended September 30, 2012, the Company realized approximately $1,000 of ineffectiveness as a result of the hedging relationship.

During the year ended December 31, 2011, the Company entered into a $25.0 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between April 2, 2012 and April 2, 2019.  The swap has a maturity date of April 2, 2019.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings. During the nine months ended September 30, 2012, the Company realized no ineffectiveness as a result of the hedging relationship.

On May 31, 2012, the Company entered into a $25.0 million forward starting interest rate swap with Royal Bank of Canada.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between April 1, 2013 and April 3, 2023.  The swap has a maturity date of April 3, 2023.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings. During the nine months ended September 30, 2012, the Company realized no ineffectiveness as a result of the hedging relationship.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2012 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2012

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$(19,108,620)	$—	$(19,108,620)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $4.5 million will be reclassified as an increase to interest expense.

As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of instruments	Notional
Interest rate swap	5	$175,000,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of September 30, 2012 and December 31, 2011, respectively:

Derivatives designed as hedging instruments	Balance sheet location	September 30, 2012 Fair Value (liability)	December 31, 2011 Fair Value (liability)
Interest rate products	Other liabilities	$(19,108,620)	$(13,856,420)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2012 and 2011, respectively. Amounts reclassified from other comprehensive income and ineffectiveness are recognized as interest expense and amounts related to ineffectiveness.

	Three Months Ended			Nine Months Ended
	September 30, 2012		September 30, 2011	September 30, 2012	September 30, 2011
Amount of gain (loss) recognized in OCI on derivative$		$(2,823,453)	$(10,635,041)	$(7,873,977)	$(12,688,192)
Amount of gain (loss) reclassified from accumulated OCI into interest		$(1,184,484)	$(365,549)	$(2,720,594)	$(365,549)
Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$	(22,807)	$109,606	$(10,511)	$—

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

The Company's headquarters are located in White Plains, New York, which it leases from a third party.  The terms of the lease will expire in February 2014.  Future minimum rents payable under the terms of the lease, amount to approximately $15,950, $63,800, and $10,640, during the years 2012, 2013 and 2014, respectively. Upon the relocation of the Company’s corporate headquarters to San Diego, the Company will expense these costs as incurred through the end of the lease term.

10.  Related Party Transactions

The Company had entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, an entity wholly owned by four of the Company's current and former directors.  Pursuant to the Transitional Shared Facilities and Services Agreement, NRDC Real Estate Advisors, LLC provided the Company with access to, among other things, their information technology and office space.  On October 31, 2011 this agreement expired.  For the three and nine months ended September 30, 2011 the Company incurred $22,500 and $67,500, respectively, of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations. The Company did not incur any expenses relating to this agreement during the three and nine months ended September 30, 2012. In May 2010, the Company had entered into a Shared Facilities and Service Agreement effective January 1, 2010 with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement, the Company was provided the use of office space and other resources for a monthly fee of $1,938.  The agreement was terminated on October 31, 2011 due to the relocation of office space. For the three and nine months ended September 30, 2011 the Company incurred approximately $5,800 and $17,400, respectively, of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations. The Company did not incur any expenses relating to this agreement during the three and nine months ended September 30, 2012, since the agreement was terminated on October 31, 2011.

In August 2011, the Company entered into two lease agreements effective July 1, 2011, with an officer of the Company.  Pursuant to the lease agreements, the Company is provided the use of storage space for a monthly fee of $790.  For the three and nine months ended September 30, 2012, the Company incurred approximately $2,400 and $7,200, respectively, of expenses relating to the agreements which were included in general and administrative expenses in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2011, the Company incurred approximately $2,400 of expenses relating to the agreements which were included in general and administrative expenses in the accompanying consolidated statements of operations.

11.  Corporate Office Relocation

As previously reported on August 2, 2012, the Company announced the relocation of its corporate headquarters from White Plains, New York to San Diego, California.  The Company also announced that John B. Roche, the Company’s Chief Financial Officer, has elected not to remain with the Company once the physical transition to the West coast has been completed which is expected to occur by year end 2012.  Since that time, the Company has made significant progress on its search for a chief financial officer to replace Mr. Roche and expects it will be in a position to announce Mr. Roche's replacement before year end 2012.  Consequently, the Company and Mr. Roche have agreed to set the date of Mr. Roche's departure for December 31, 2012.  Under his employment agreement, Mr. Roche is entitled to receive a lump sum payment, within 30 days of his departure, equal to (i) $2,048,000, which is equal to (x) two times his annual salary and (y) two times the average of his annual bonuses awarded for the last two years immediately preceding the year of his departure, (ii) $18,000, which represents Mr. Roche's automobile allowance for one year and (iii) any of Mr. Roche's annual salary, annual bonus and other benefits which is both earned and accrued prior to the date of termination.  In addition to the foregoing, all outstanding unvested equity-based incentives and awards granted to Mr. Roche will vest and become free from restrictions and be exercisable in accordance with the terms of the equity-based incentive and award agreements. The amounts payable to Mr. Roche were included in the Company's previous estimate of relocation costs, which in the aggregate remain between $3.0 million and $3.3 million.  For the period ended September 30, 2012, the Company has expensed $1.0 million of the aggregate relocation costs associated with Mr. Roche’s employment agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations. The Company anticipates expensing the balance of the relocation costs in the fourth quarter of 2012 as incurred.

12.  Subsequent Events

In determining subsequent events, the Company reviewed all activity from October 1, 2012 to the date the financial statements are issued and discloses the following items:

On October 5, 2012, the Company acquired a shopping center property known as Bay Plaza Shopping Center located in San Diego, California for a purchase price of $21.6 million. Bay Plaza Shopping Center is approximately 73,000 square feet and is anchored by Seafood City grocery.  The property was acquired with cash.

On October 17, 2012, the Company deposited a total of $500,000 into an interest-bearing account with a title company in accordance with a purchase sale agreement entered into on October 15, 2012. The deposit is for the potential acquisition of the property known as Manhattan Village Shopping Center. The deposit was funded with cash.

On October 26, 2012, the Company deposited a total of $1,000,000 into an interest-bearing account with a title company in accordance with a purchase sale agreement entered into on October 25, 2012. The deposit is for the potential acquisition of the property known as Bernardo Heights Plaza. The deposit was funded with cash.

On October 31, 2012, the Company's board of directors declared a cash dividend on its common stock of $0.14 per share, payable on November 30, 2012 to holders of record on November 14, 2012.

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

•	the level of our operating expenses, including amounts we are required to pay to our management team and to engage third party property managers;

•	the estimated costs of the planned relocation of the Company’s corporate operations to California;

•	changes in interest rates that could impact the market price of our common stock and the cost of our borrowings; and

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs).

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

From the commencement of its operations through September 30, 2012, the Company completed approximately $756.7 million of shopping center investments.  As of September 30, 2012, the Company's portfolio consisted of 39 wholly-owned retail properties totaling approximately 3.8 million square feet of gross leasable area (“GLA”). The Company also owns a retail property through joint ventures.  The joint ventures are comprised of a 49% ownership interest in the Crossroads Shopping Center, a 464,822 square foot shopping center situated on approximately 40 acres of land, which are currently 96% leased.

As of September 30, 2012, the Company's wholly-owned portfolio was approximately 92.6% leased.  At September 30, 2012, the Company considered 34 of its wholly-owned properties to be stabilized properties with a weighted average leased area of 95.3%.  The remaining five properties were considered by the Company to be re-development properties that were 73.0% leased at September 30, 2012.  During the three and nine months ended September 30, 2012, the Company leased or renewed a total of 123,918 and 580,694 square feet, respectively in its portfolio.  The Company has committed approximately $5.0 million and $620,000 in tenant improvements and leasing commissions respectively, for the new leases and renewals that occurred during the nine months ended September 30, 2012.  During the three months ended September 30, 2012, the Company experienced a .2% increase in rental rates across its portfolio with respect to lease renewals that expired during such period. During the nine months ended September 30, 2012, the Company experienced a 1.2% decrease in rental rates across its portfolio with respect to lease renewals that expired during such period.

The Company reincorporated as a Maryland corporation on June 2, 2011.  The Company has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2010.

Subsequent Events

On October 5, 2012, the Company acquired a shopping center property known as Bay Plaza Shopping Center located in San Diego, California for a purchase price of $21.6 million. Bay Plaza Shopping Center is approximately 73,000 square feet and is anchored by Seafood International food store.  The property was acquired with cash.

On October 17, 2012, the Company deposited a total of $500,000 into an interest-bearing account with a title company in accordance with a purchase sale agreement entered into on October 15, 2012. The deposit is for the potential acquisition of the property known as Manhattan Village Shopping Center. The deposit was funded with cash.

On October 26, 2012, the Company deposited a total of $1,000,000 into an interest-bearing account with a title company in accordance with a purchase sale agreement entered into on October 25, 2012. The deposit is for the potential acquisition of the property known as Bernardo Heights Plaza. The deposit was funded with cash.

On October 31, 2012, the Company's board of directors declared a cash dividend on its common stock of $0.14 per share, payable on November 30, 2012 to holders of record on November 14, 2012.

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

In accordance with the Financial Accounting Standards Board ("FASB") guidance relating to business combinations, which, among other things, requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, the costs of completed acquisitions will reduce our FFO. Acquisition costs for the three months ended September 30, 2012 and 2011 were approximately $194,000 and $1.3 million, respectively.  Acquisition costs for the nine months ended September 30, 2012 and 2011 were approximately $947,000 and $1.8 million, respectively.

However, FFO:

•
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by the Company may not be comparable to similarly titled items reported by other REITs due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net income (Loss) for period	$2,618,768	$2,544,883	$8,170,504	$9,422,743
Plus: Real property depreciation	3,516,741	2,630,480	10,300,009	6,420,085
Amortization of tenant improvements and allowances	1,117,801	762,651	3,272,549	1,953,162
Amortization of deferred leasing costs	2,949,300	3,078,345	8,890,881	7,768,319
Funds from operations	$10,202,610	$9,016,359	$30,633,943	$25,564,309

Net Cash Provided by (Used in):
Operating Activities	$9,316,107	$7,270,094	$19,196,544	$13,823,228
Investing Activities	$(35,156,043)	$(111,809,113)	$(126,103,241)	$(205,279,334)
Financing Activities	$39,174,759	$97,470,945	$96,077,932	$114,980,130

Results of Operations

At September 30, 2012, the Company had equity interests in 40 properties, of which 39 are consolidated (“consolidated properties”) in the accompanying financial statements and one is accounted for under the equity method of accounting. The Company believes, because of the location of the properties in densely populated areas, the nature of its investment provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt. The Company expects to continue to explore acquisition opportunities that might present themselves during this economic downturn consistent with its business strategy.

Results of Operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

The following comparison for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, makes reference to the effect of the same-store properties. Same-store properties represent all consolidated operating properties owned by the Company in the same manner during both periods which totaled 23 of the Company’s 39 consolidated properties. Operating income is defined as operating income generated from the Company’s consolidated operating properties (net of depreciation and amortization).

During the three months ended September 30, 2012, the Company generated net income of approximately $2.6 million compared to net income of $2.5 million generated during the three months ended September 30, 2011. While there was not a significant change in net income during both periods several components of net income experienced a significant change. Operating income increased by $3.0 million during the three months ended September 30, 2012 as a result of an increase in the number of properties owned by the Company in 2012 compared to 2011 and an increase in same-store properties operating income.   As of September 30, 2012, the Company owned 39 consolidated properties as compared to 29 properties at September 30, 2011. The newly acquired properties increased operating income in 2012 by approximately $1.7 million. Operating income from the 23 same-store properties increased operating income by approximately $1.3 million primarily due to an increase in the weighted average leased area which increased to 90.8% in 2012 as compared to 89.6% in 2011 for these properties.  During the three months ended September 30, 2012 the Company recognized a $2.1 million gain upon the acquisition of the remaining interest in a property from its joint venture partner. During the three months ended September 30, 2011 the Company recognized a $3.7 million bargain purchase gain when recording the fair value of a property that was acquired during the period through Conveyance in Lieu of Foreclosure Agreements. In addition, during the three months ended September 30, 2012, the Company incurred approximately $3.1 million of interest expense compared to approximately $1.7 million during the three months ended September 30, 2011, due to higher borrowings on the term loan/credit facility. During the three months ended September 30, 2012, the Company had $200.0 million outstanding on its term loan as compared to $140.0 million outstanding on its credit facility at September 30, 2011. The Company incurred property acquisition costs during the three months ended September 30, 2012 of approximately $194,000 million compared to $1.4 million incurred during the comparable period in 2011. Property acquisition costs were lower in 2012 due to a lower number of acquisitions during this period as compared to the three months ended September 30, 2011. During the three months ended September 30, 2012 general and administrative costs increased approximately $1.3 million as compared to the comparable period a year ago mostly due to the costs incurred related to the previously announced plan to move the corporate operations from White Plains, New York to San Diego, California.

 Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

The following comparison for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, makes reference to the effect of the same-store properties. Same-store properties represent all consolidated operating properties owned by the Company in the same manner during both periods which totaled 17 of the Company’s 39 consolidated properties. Operating income is defined as operating income generated from the Company’s consolidated operating properties (net of depreciation and amortization).

During the nine months ended September 30, 2012, the Company generated net income of approximately $8.2 million compared to net income of $9.4 million generated during the nine months ended September 30, 2011. The substantial cause of the differences during the two periods resulted from a decrease in the bargain purchase gains recorded during 2012 as compared to 2011. During the nine months ended September 30, 2012 the Company recognized $3.9 million in bargain purchase gains, when recording the fair values of two properties that were acquired during the period through a Conveyance in Lieu of Foreclosure Agreements. In addition, during the nine months ended September 30, 2012 the Company recognized a $2.1 million gain upon the acquisition of the remaining interest in a property from its joint venture partner. In 2011, the Company recorded $9.5 million in bargain purchase gains relating to four properties that were acquired during the period through a Conveyance in Lieu of Foreclosure Agreement. In addition during the nine months ended September 30, 2012, the Company incurred approximately $8.1 million of interest expense compared to approximately $3.7 million during the nine months ended September 30, 2011, due to higher borrowings on the term loan/credit facility in 2012 as compared to 2011. Operating income increased by $7.7 million as a result of an increase in the number of properties owned by the Company in 2012 compared to 2011 and an increase in same- store properties operating income. As of September 30, 2012, the Company owned 39 properties as compared to 29 properties at September 30, 2011. The newly acquired properties increased operating income in 2012 by approximately $5.1 million. Operating income from the 17 same-store properties increased operating income by approximately $2.6 million primarily due to an increase in the weight average leased area which increased to 90.8% in 2012 as compared to 89.6% in 2011 for these properties. During the nine months ended September 30, 2012 general and administrative costs increased approximately $1.5 million as compared to the comparable period a year ago mostly due to $1.0 million of costs incurred related to the previously announced plan to move the corporate operations from White Plains, New York to San Diego, California and due to the increased costs of approximately $500,000 related to the increase in the number of properties owned in 2012. During the nine months ended September 30, 2012, interest income generated from mortgages notes receivables decreased by approximately $802,000 as a result of the Company obtaining ownership interest in three properties that were previously secured by a mortgage note. The Company obtained the properties through a Conveyance in Lieu of Foreclosure agreement during the nine months ended September 30, 2011.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at September 30, 2012.

The Company reviews its investments in its unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the value of its unconsolidated joint venture was impaired at September 30, 2012.

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

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations make distributions to its stockholders and meet other general business needs.  During the nine months ended September 30, 2012, the Company's primary sources of cash was (i) cash on hand and cash flows from operating activities, (ii) proceeds from bank borrowings and (iii) proceeds from the sale of common stock. As of September 30, 2012, the Company has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

The Company has a $200.0 million senior unsecured revolving credit facility with several banks. The credit facility also provides that the Company may from time to time request increased aggregate commitments of $100.0 million under certain conditions set forth in the credit facility, including the consent of the lenders for the additional commitments.  The initial maturity date of the credit facility is August 29, 2016, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions, including payment of an extension fee to the credit facility administrative agent in an amount equal to 0.25% multiplied by the aggregate commitments to be shared pro rata among the lenders thereto.

In addition, the Company has a $200.0 million senior unsecured term loan facility with several banks. The term loan also provides that the Company may from time to time request increased aggregate commitments of $100.0 million under certain conditions set forth in the term loan, including the consent of the lenders for the additional commitments.  The maturity date of the term loan is August 29, 2017.

As of September 30, 2012, $200.0 million was outstanding under the term loan and nothing outstanding under the credit facility.  The average interest rate on the term loan during the nine months ended September, 2012 was 1.8%.  The Company had $200.0 million available to borrow under the credit facility at September 30, 2012. The Company had no available borrowings under the term loan.

During the nine months ended September 30, 2012, the Company assumed an existing mortgage loan with an outstanding principal balance of approximately $8.4 million as part of the acquisition of Euclid Plaza. The assumption of the loan was deemed to be cost beneficial when compared to the defeasance fees that would have been incurred to prepay the loan on behalf of the seller of the property.

During the year ended December 31, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock, par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the three and nine months ended September 30, 2012, the Company sold 1,883,813 and 2,977,445 shares, respectively under the sales agreement, which resulted in gross proceeds of approximately $23.5 million and $36.9 million, respectively and commissions of approximately $376,000 and $643,000, respectively paid to the agent. At September 30, 2012, the Company had sold since the inception of the plan a total of 3,109,245 shares under the sales agreement, which resulted in gross proceeds of approximately $38.4 million and commissions of approximately $673,000 paid to the agent.

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

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $19.2 million in the nine months ended September 30, 2012, compared to $13.8 million in the comparable period in 2011. During the nine months ended September 30, 2012, cash flows from operating activities was increased by approximately $12.1 million due to additional operating income from new acquisitions. This increase was partially offset by an increase in interest expense of $4.4 million in 2012 as a result of higher borrowing amounts in 2012 and a decrease in mortgage interest income of $802,000.

Investing Activities

Net cash flows used by investing activities amounted to $126.1 million in the nine months ended September 30, 2012, compared to $205.3 million in the comparable period in 2011. During the nine months ended September 30, 2012, the Company acquired ten properties totaling to a net cash investment of $125.7 million. During the comparable period in 2011 the Company acquired 9 properties and a mortgage notes receivable for a total acquisition price of $200.1 million. During the nine months ended September 30, 2012, the Company was repaid $7.8 million, representing its full B-note participation in a first mortgage secured by Riverside Plaza Shopping Center.

Financing Activities

Net cash flows provided by financing activities amounted to $96.1 million for the nine months ended September 30, 2012, compared to $114.9 million in the comparable period in 2011. During the nine months ended September 30, 2012, the Company received proceeds of $90.0 million from borrowings on its term loan/revolving credit facility compared to $140.1 million from borrowings on its term loan and credit facility in the comparable period a year ago. In both periods the Company used the proceeds to partially finance property and mortgage notes receivable acquisitions. During the nine months ended September 30, 2012, the Company received proceeds of approximately $36.9 million from the sale of common stock. Partially offsetting the increase in financing activities was an increase in the dividend payment to common stockholders of approximately $8.4 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The dividend payment increased in 2012 as a result of an increase in the dividend rate in 2012 of $0.12 and an increase in the number of shares outstanding in 2012 due to a common stock offering in December 2011. During the nine months ended September 30, 2012 the Company paid off $6.9 million of mortgage debt that was secured by one of its shopping centers.

Contractual Obligations

The following table presents the principal amount of the Company's long-term debt maturing each year, including amortization of principal based on debt outstanding at September 30, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable (1)	$205,814	$980,764	$22,093,446	$28,376,531	$7,212,672	$—	$58,869,227
Term loan	—	—	—	—	—	200,000,000	200,000,000
Credit facility	—	—	—	—	—	—	—
Earn-out obligations to the sellers of properties	—	4,136,380	—	—	—	—	4,136,380
Operating lease obligations	172,722	690,888	690,888	690,888	754,910	24,300,617	27,300,913
Total	$378,536	$5,808,032	$22,784,334	$29,067,419	$7,967,582	$224,300,617	$290,306,520
_____________________
(1)	Does not include unamortized mortgage premium of $1.5 million as of September 30, 2012.

As of September 30, 2012, the Company did not have any capital lease obligations, or purchase obligations.

The Company had entered into two lease agreements with an officer of the Company in a prior year.  Pursuant to the lease agreement, the Company is provided the use of storage space for a monthly fee of $790.

As disclosed in Note 11 the Company expects to incur approximately an additional $2.0 million to $2.3 million of relocation costs relating to the announced relocation of its corporate headquarters from White Plains, New York to San Diego.

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

On August 29, 2012, the Company entered into an amended and restated credit facility with KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $200.0 million senior unsecured revolving credit facility, with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments.  The credit facility also provides that the Company may from time to time request increased aggregate commitments of $100.0 million under certain conditions set forth in the credit facility, including the consent of the lenders for the additional commitments.  The initial maturity date of the credit facility is August 29, 2016, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions, including payment of an extension fee to the credit facility administrative agent in an amount equal to 0.25% multiplied by the aggregate commitments to be shared pro rata among the lenders thereto.

On August 29, 2012, the Company entered into an amended and restated term loan agreement with KeyBank National Association, as Administrative Agent, Bank of America, N.A as Syndication Agent, PNC Bank, National Association, and U.S. Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $200.0 million senior unsecured term loan facility.  The term loan also provides that the Company may from time to time request increased aggregate commitments of $100.0 million under certain conditions set forth in the term loan, including the consent of the lenders for the additional commitments.  The maturity date of the term loan is August 29, 2017.

Borrowings under the amended and restated credit facility and the amended and restated term loan agreement (collectively, the “loan agreements”) bear interest on the outstanding principal amount at a rate equal to, prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate").  From, and after the time the Company obtains an investment grade rating from at least two rating agencies, borrowings under the loan agreements will bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  With respect to the amended and restated credit facility, the Company is obligated to pay (i) prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an unused fee of  (a) 0.35% if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, (ii) from and after such time as the Company has obtained an investment grade rating from at least two rating agencies, a facility fee at a facility fee rate based on the credit rating level of the Company, and (iii) a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the  agreements.  The loan agreements contain certain representations, financial and other covenants typical for these types of facilities.  The Company's ability to borrow under the loan agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at September 30, 2012.

As of September 30, 2012, $200.0 million was outstanding under the term loan and nothing outstanding under the credit facility.  The average interest rate on the term loan during the nine months ended September, 2012 was 1.8%.  The Company had $200.0 million available to borrow under the credit facility at September 30, 2012. The Company had no available borrowings under the term loan.

In addition, in connection with the acquisition of a property on March 29, 2012, the Company assumed a mortgage representing an unpaid principal amount as of September 30, 2012 of approximately $8.4 million.

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

The Company plans to finance future acquisition\s of its target assets through a combination of cash, borrowings under its credit facilities, the assumption of existing mortgage debt in connection with the future acquisition of properties, and equity and debt offerings.  In addition, the Company may acquire retail property indirectly through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

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

As of September 30, 2012, the Company had $200.0 million of variable rate debt outstanding.  As of September 30, 2012, the Company has primarily used fixed-rate debt and five forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 8, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into five forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company's interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of September 30, 2012, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	September 30, 2012 Value	Increase 50 basis points	Increase 100 basis points
$25M	(3,371,265)	(2,616,681)	(1,857,388)	(1,060,627)	(291,059)
$50M	(9,900,807)	(8,371,461)	(6,805,816)	(5,163,038)	(3,575,789)
$50M	(8,905,436)	(7,791,521)	(6,426,801)	(4,970,291)	(3,558,044)
$25M	(6,888,214)	(5,769,067)	(4,629,537)	(3,533,021)	(2,483,155)
$25M	(2,858,186)	(1,592,220)	(411,888)	734,264	1,817,593

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

During the three months ended September 30, 2012, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A.  Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no significant changes to our risk factors during the three months ended September 30, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor .(1) .

3.2	Articles of Amendment and Restatement.(1)

3.3	Bylaws.(2)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Common Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company NRDC Acquisition Corp.(3)

4.5	Supplement and Amendment to Warrant Agreement by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of October 20, 2009.(2)

10.1
Credit Agreement, dated as of August 29, 2012, among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto.(4)

10.2
Term Loan Agreement, dated as of August 29, 2012, among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto.(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company's current report on Form 8-K filed on June 2, 2011.
(2)	Incorporated by reference to the Company's current report on Form 8-K filed on February 9, 2009.
(3)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 5, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Registrant

Date: November 5, 2012	/s/ Stuart A. Tanz
Name: Stuart A. Tanz Title: President and Chief Executive Officer

Date: November 5, 2012	/s/ John B. Roche
Name: John B. Roche Title: Chief Financial Officer