Form 10-K
period 2012-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2013-02-27
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to         .

Commission file number:  001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) 8905 Towne Centre Drive, Suite 108 San Diego, CA (Address of principal executive offices)	26-0500600 (I.R.S. Employer Identification No.) 92122 (Zip code)

Registrant's telephone number, including area code:
(858) 677-0900
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value per share Warrants, exercisable for Common Stock at an exercise price of $12.00 per share Units, each consisting of one share of Common Stock and one Warrant	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act).  Yes [  ]    No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was $602,995,478 (based on the closing sale price of $12.06 per share of the registrant's common stock on that date as reported on the NASDAQ Global Select Market).

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 57,933,379 shares of common stock, par value $0.0001 per share, outstanding as of February 26, 2013

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2013 Annual Meeting, to be filed within 120 days after the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

- i -

Statements Regarding Forward-Looking Information

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words "believes," "anticipates," "projects," "should," "estimates," "expects," and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").  Actual results may differ materially due to uncertainties including:

•	the Company's ability to identify and acquire retail real estate and real estate-related debt investments that meet its investment standards in its target markets;

•	the level of rental revenue and net interest income the Company achieves from its target assets;

•	the market value of the Company's assets and the supply of, and demand for, retail real estate and real estate-related debt investments in which it invests;

•	the state of the U.S. economy generally, or in specific geographic regions;

•	the impact of economic conditions on our business;

•	the conditions in the local markets in which the Company operates and its concentration in those markets, as well as changes in national economic and market conditions;

•	consumer spending and confidence trends;

•	the Company's ability to enter into new leases or to renew leases with existing tenants at the properties it owns or acquires at favorable rates;

•	the Company's ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	the competitive landscape impacting the properties the Company owns or acquires and their tenants;

•	the Company's relationships with its tenants and their financial condition and liquidity;

•	the Company's ability to continue to qualify as a real estate investment trust (a "REIT") for U.S. federal income tax purposes;

•
the Company's use of debt as part of its financing strategy and its ability to make payments or to comply with any covenants under any borrowings or other debt facilities it currently has or subsequently obtains;

•	the Company's level of operating expenses, including amounts it is required to pay to its management team and to engage third party property managers;

•	changes in interest rates that could impact the market price of the Company's common stock and the cost of the Company's borrowings; and

•	the exercise, or level of exercise, of the Company's warrants, exercisable for Common Stock at an exercise price of $12.00 per share (the "warrants");

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs).

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

Item 1.  Business

Overview

Retail Opportunity Investments Corp. commenced operations in October 2009 as a fully integrated, self-managed real estate investment trust, or REIT.  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers in the western  region of the United States, anchored by national and regional supermarkets and drugstores.  The Company refers to the properties it targets for investment as its target assets.

From the commencement of its operations through December 31, 2012, the Company completed approximately $890.9 million of shopping center investments.  As of December 31, 2012, the Company's portfolio consisted of 44 wholly-owned retail properties totaling approximately 4.4 million square feet of gross leasable area, or GLA, and one retail property owned through a joint venture, encompassing approximately 464,000 square feet of GLA.

The Company reincorporated as a Maryland corporation on June 2, 2011.  The Company has elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the year ended December 31, 2010.

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

The Company targets high quality necessity-based community and neighborhood shopping centers anchored by national and regional supermarkets and drugstores that are well-leased, with stable cash flows.  Additionally, the Company acquires shopping centers which it believes are candidates for attractive near-term repositioning or present other value-enhancement opportunities.

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

The Company also makes mortgage loans, mezzanine loans, or other loans and debt investments (collectively "real estate-related debt investments") where the underlying real estate meets its criteria for direct investments. The Company's primary focus in making real estate-related debt investments is to capitalize on opportunities to acquire control positions that will enable it to obtain the asset should a default occur.

The Company's aim is to seek to provide diversification of assets, tenant exposures, lease terms and locations as its portfolio expands.  In order to capitalize on the changing sets of investment opportunities that may be present in the various points of an economic cycle, the Company may expand or refocus its investment strategy.  The Company's investment strategy may be amended from time to time, if approved by its board of directors.  The Company is not required to seek stockholder approval when amending its investment strategy.

Transactions During 2012

Acquisitions

On February 16, 2012, the Company acquired a shopping center in Marysville, Washington, within the Seattle metropolitan area ("Gateway Shopping Center") for a purchase price of approximately $29.4 million.  The Gateway Shopping Center is anchored by WinCo Foods (NAP), Rite Aid and Ross Dress for Less. On December 10, 2012, the Company acquired a contiguous parcel occupied by a single tenant that was developed by the seller for a purchase price of $2.1 million.  The property and the additional parcel were acquired with cash.

On March 29, 2012, the Company acquired a shopping center in San Diego, California ("Euclid Plaza") for a purchase price of approximately $15.9 million. Euclid Plaza is anchored by a Vallarta Supermarket and Walgreens. The property was acquired with cash of approximately $7.5 million and the assumption of an existing mortgage of approximately $8.4 million.

On April 2, 2012, the Company acquired a mortgage note from a bank for an aggregate purchase price of $8.4 million in cash. The note was secured by a shopping center located in Cameron Park, California, within the Sacramento metropolitan area (“Green Valley Station”).  At the time of closing on the note, the borrower was in default since April 2009, having failed to repay the loan upon maturity of the note. On June 8, 2012, the Company entered into a deed in lieu of foreclosure agreement (the “Green Valley Station Agreement”) with the borrower to acquire Green Valley Station. Pursuant to the Green Valley Station Agreement, the Company, as the holder of the note, agreed not to bring any action against the borrower or the guarantors, subject to certain exceptions, and the borrowers agreed to transfer Green Valley Station to the Company.  The conveyance was completed on June 18, 2012.  Green Valley Station is a neighborhood shopping center that is anchored by CVS Pharmacy. The Company recorded a bargain purchase gain of approximately $3.2 million when determining the fair value of the property at the time of the purchase.

On May 3, 2012, the Company acquired a shopping center in Shoreline, Washington, within the Seattle metropolitan area ("Aurora Square") for a purchase price of approximately $4.2 million. Aurora Square is anchored by a Central Supermarkets. The property was acquired with cash.

On May 4, 2012, the Company acquired a shopping center in Foster City, California, within the San Francisco Bay Area ("Marlin Cove") for a purchase price of approximately $17.4 million. Marlin Cove is anchored by a 99 Ranch Supermarket. The property was acquired with cash.

On May 25, 2012, the Company acquired a mortgage note from a special servicer for an aggregate purchase price of $19.3 million in cash. The note was secured by a shopping center located in Oxnard, California, within the Los Angeles metropolitan area (“Seabridge Marketplace”).  At the time of closing on the note, the borrower was in default, having failed to meet debt service payments since February, 2012. On May 29, 2012, the Company entered into a real estate purchase, sale, and conveyance in lieu of foreclosure agreement (the “Seabridge Marketplace Agreement”) with the borrower to acquire Seabridge Marketplace. Pursuant to the Seabridge Marketplace Agreement, the Company, as the holder of the note, agreed not to bring any action against the borrower or the guarantors, subject to certain exceptions, and the borrowers agreed to transfer Seabridge Marketplace to the Company.  The conveyance was completed on May 31, 2012. Seabridge Marketplace is a shopping center that is anchored by Safeway (Vons) Supermarket.  The Company recorded a bargain purchase gain of approximately $622,000 when determining the fair value of the property at the time of the purchase.

On July 24, 2012, the Company acquired a shopping center in Novato, California, within the San Francisco metropolitan area (“Village at Novato”) for a purchase price of $10.5 million. The Village at Novato is anchored by Traders Joe’s. Included in the acquisition is an adjacent parcel entitled for 55,000 square of additional retail space.   The property was acquired with cash.

On August 1, 2012, the Company acquired a shopping center in Glendora, California, within the Los Angeles metropolitan area (“Glendora Shopping Center”) for a purchase price of $14.9 million. Glendora Shopping Center is anchored by Albertson’s Supermarket.  The property was acquired with cash.

On August 1, 2012, the Company acquired the remaining interest in Wilsonville Old Town Square from its joint venture partner for approximately $1.6 million and paid off an existing $13.3 million construction loan securing the property. The property is a newly developed shopping center that is anchored by Kroger (Fred Meyer) (NAP). The property is located in Wilsonville, Oregon, within the Portland metropolitan area. The purchase of the remaining interest and the loan repayment were funded with cash. The Company recorded a gain of approximately $2.1 million when determining the fair value of the property at the time of the purchase of the remaining interest in the property.

On October 5, 2012, the Company acquired a shopping center in San Diego, California, (“Bay Plaza”) for a purchase price of $21.6 million. Bay Plaza is anchored by Seafood City Supermarket.  The property was acquired with cash.

On November 8, 2012, the Company acquired a shopping center in San Jose, California ("Santa Teresa Village") for a purchase price of approximately $31.6 million. Santa Teresa Village is anchored by Raley’s (Nob Hill) Supermarket and Ace hardware. The property was acquired with cash of approximately $20.4 million and the assumption of an existing mortgage of approximately $11.2 million.

On December 4, 2012, the Company acquired a shopping center in Cypress, California, located in Orange County (“Cypress Center West”) for a purchase price of $27.6 million. Cypress West Center is anchored by Kroger (Ralph’s Supermarket) and Rite Aid.  The property was acquired with cash.

On December 27, 2012, the Company acquired a shopping center in Redondo Beach, California, within the Los Angeles metropolitan area (“Redondo Beach Plaza”) for a purchase price of $30.8 million. Redondo Beach Plaza is anchored by Safeway (Von’s) Supermarket.  The property was acquired with cash.

On December 27, 2012, the Company acquired a shopping center in Garden Grove, California, in Orange County (“Harbor Place Center”) for a purchase price of $27.8 million. Harbor Place Center is anchored by Albertson’s and Ross Dress for Less.  Albertson's is no longer operating at the shopping center. ROIC is currently in advanced discussions with several national retailers regarding the Albertson's space. The property was acquired with cash.

Dispositions

There were no real estate dispositions during 2012.

Financing Activities

The Company employs prudent amounts of leverage and uses debt as a means of providing funds for the acquisition of its properties and the diversification of its portfolio.  The Company seeks to primarily utilize unsecured debt in order to maintain liquidity and flexibility in its capital structure.

On August 29, 2012, the Company entered into a revised credit facility with KeyBank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association and U.S. Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed, among other changes, to increase the senior unsecured revolving credit facility to $200.0 million, with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments.  The credit facility also provides that the Company may from time to time request increased aggregate commitments of $100.0 million under certain conditions set forth in the credit facility, including the consent of the lenders for the additional commitments.  The initial maturity date of the credit facility is August 29, 2016, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions, including payment of an extension fee to the credit facility administrative agent in an amount equal to 0.25% multiplied by the aggregate commitments to be shared pro rata among the lenders thereto.

On August 29, 2012, the Company entered into a revised term loan agreement with KeyBank, National Association, as Administrative Agent, Bank of America, N.A as Syndication Agent, PNC Bank, National Association, and U.S. Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed, among other changes to increase the, senior unsecured term loan facility to $200.0 million.  The term loan also provides that the Company may from time to time request increased aggregate commitments of $100.0 million under certain conditions set forth in the term loan, including the consent of the lenders for the additional commitments.  The maturity date of the term loan is August 29, 2017.

Borrowings under the credit facility and term loan agreements (collectively, the “loan agreements”) bear interest on the outstanding principal amount at a rate equal to, prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate").  From, and after the time the Company obtains an investment grade rating from at least two rating agencies, borrowings under the loan agreements will bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  The Company is obligated to pay (i) prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an unused fee of  (a) 0.35% of the undrawn commitments if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, (ii) from and after such time as the Company has obtained an investment grade rating from at least two rating agencies, a facility fee at a facility fee rate based on the credit rating level of the Company, and (iii) a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the  agreements.  The agreements contain certain representations, financial and other covenants typical for these types of facilities.  The Company's ability to borrow under the loan agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at December 31, 2012.

As of December 31, 2012, $200.0 million and $119.0 million were outstanding under the term loan and credit facility, respectively.  The average interest rate on the term loan and credit facility during the twelve months ended December 31, 2012 was 1.8%.  The Company had $80.5 million available to borrow under the credit facility at December 31, 2012. The Company had no available borrowings under the term loan at December 31, 2012.

In addition, in connection with the acquisition of two properties, the Company has assumed two mortgages with an unpaid aggregate principal amount as of December 31, 2012 of approximately $19.6 million.

During the year ended December 31, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock, par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the year ended December 31, 2012 and 2011 the Company sold 3,051,445 and 131,800 shares respectively, under the sales agreement, which resulted in gross proceeds of approximately $37.8 million and $1.5 million, respectively and commissions of approximately $657,700 and $29,900, respectively,  paid to the agent. During the three months ended December 31, 2012 the Company sold 74,000 shares under the sales agreement, which resulted in gross proceeds of approximately $951,000 and commissions of approximately $14,000 paid to the agent.  At December 31, 2012, the Company had sold since the inception of the plan a total of 3,183,245 shares under the sales agreement, which resulted in gross proceeds of approximately $39.3 million and commissions of approximately $687,600 paid to the agent.

The Company plans to finance future acquisitions of its target assets through a combination of cash, borrowings under its credit facilities, the assumption of existing mortgage debt in connection with the future acquisition of properties, and equity and debt offerings, including possible exercises by the holders of the Company's warrants. In addition, the Company may acquire properties through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

Business Segments

The Company operates in one industry segment, ownership of commercial real estate properties.  The Company does not distinguish property operations for purposes of measuring performance, although the Company distinguishes between operating and repositioning properties for internal classification purposes.  Accordingly, the Company believes it has a single reportable segment for disclosure purposes.

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

Under the Americans with Disabilities Act of 1990 (the "Americans with Disabilities Act") all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons.  A number of additional U.S. federal, state and local laws also exist that may require modifications to properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons.  Noncompliance with the Americans with Disabilities Act could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature and in substantial capital expenditures.  To the extent the Company's properties are not in compliance, the Company may incur additional costs to comply with the Americans with Disabilities Act.

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

In connection with the ownership, operation and management of the Company's current properties and any properties that it may acquire and/or manage in the future, the Company could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property.  In order to assess the potential for such liability, the Company conducts an environmental assessment of each property prior to acquisition and manages its properties in accordance with environmental laws while it owns or operates them.  All of its leases contain a comprehensive environmental provision that requires tenants to conduct all activities in compliance with environmental laws and to indemnify the owner for any harm caused by the failure to do so.  In addition, the Company has engaged qualified, reputable and adequately insured environmental consulting firms to perform environmental site assessments of its properties and is not aware of any environmental issues that are expected to materially impact the operations of any property.

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

Employees

As of December 31, 2012, the Company had 22 employees, including four executive officers, one of whom is also a member of its board of directors.

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

The Company's directors are subject to potential conflicts of interest.

The Company's executive officers and directors face conflicts of interest.  Except for Messrs. Tanz, Haines, Schoebel and Sneve, none of the Company's executive officers or directors are required to commit his or her full time to its affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.  In addition, except for Mr. Tanz, each of the Company's directors (including the Company's non-Executive Chairman) is engaged in several other business endeavors.  In the course of their other business activities, the Company's directors may become aware of investment and business opportunities that may be appropriate for presentation to the Company as well as the other entities with which they are affiliated.  They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

As a result of multiple business affiliations, the Company's non-management directors may have legal obligations relating to presenting opportunities to acquire one or more properties, portfolios or real estate-related debt investments to other entities.  The Company's non-management directors (including the Company’s non-executive Chairman) may present such opportunities to the other entities to which they owe pre-existing fiduciary duties before presenting such opportunities to the Company.  In addition, conflicts of interest may arise when the Company's board of directors evaluates a particular opportunity.

The Company has limited operating history.

The Company was originally organized as a special purpose acquisition company with the intent of acquiring one or more operating businesses through a business combination transaction.  On October 20, 2009, the Company commenced operations upon consummation of the transactions contemplated by the Framework Agreement that the Company entered into on August 7, 2009 with NRDC Capital Management, LLC (the "Framework Agreement"), which, among other things, set forth the steps taken by the Company to continue its business as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010.  The Company cannot assure you that it will be able to operate its business successfully or implement its policies and strategies as described in this Annual Report on Form 10-K.

Capital markets and economic conditions can materially affect the Company's financial condition, its results of operations and the value of its assets.

There are many factors that can affect the value of the Company's assets, including the state of the capital markets and economy.  The recent economic downturn negatively affected consumer spending and retail sales, which has adversely impacted the performance and value of retail properties in most regions in the United States.  In addition, loans backed by real estate were increasingly difficult to obtain and that difficulty, together with a tightening of lending policies, resulted in a significant contraction in the amount of debt available to fund retail properties.  Although the Company has recently seen a gradual improvement in the credit and real estate markets, any reduction in available financing may materially and adversely affect its ability to achieve its financial objectives.  Concern about the stability of the markets generally may limit the Company's ability and the ability of its tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.  Although the Company will factor in these conditions in acquiring its target assets, its long term success depends in part on improving economic conditions and the eventual return of a stable and dependable financing market for retail real estate.  If market conditions do not eventually improve, the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders could be materially and adversely affected.

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

The Company expects to acquire additional properties consistent with its investment strategies.  The Company may not, however, succeed in consummating desired acquisitions on time or within budget.  In addition, the Company may face competition in pursuing acquisition opportunities which could increase their costs.  When the Company does pursue a project or acquisition, it may not succeed in leasing newly acquired properties at rents sufficient to cover its costs of acquisition.  Difficulties in integrating acquisitions may prove costly or time-consuming and could result in poorer than anticipated performance.  The Company may also abandon acquisition opportunities that it has begun pursuing and consequently fail to recover expenses already incurred.  Furthermore, acquisitions of new properties will expose the Company to the liabilities of those properties, including, for example, liabilities for clean-up of disclosed or undisclosed environmental contamination, claims by persons in respect of events transpiring or conditions existing before the Company's acquisition and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of properties.

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

Although the Company's Charter and Bylaws do not limit the amount of indebtedness the Company can incur, the Company's policy is to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its target assets and the diversification of its portfolio.  The amount of leverage the Company will deploy for particular investments in its target assets will depend upon its management team's assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the target assets in its investment portfolio, the potential for losses, the availability and cost of financing the assets, the Company's opinion of the creditworthiness of its financing counterparties, the health of the U.S. economy and commercial mortgage markets, the Company's outlook for the level, slope and volatility of interest rates, the credit quality of the tenants occupying space at the Company's properties, and the need for the Company to comply with financial covenants contained in the Company's credit facilities.  The Company's board of directors may change its leverage policies at any time without the consent of its stockholders, which could result in an investment portfolio with a different risk profile.

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

The Company's shopping centers are primarily anchored by national and regional supermarkets and drug stores.  The value of the retail properties the Company acquires could be materially and adversely affected if these tenants fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations.  Adverse economic conditions may result in the closure of existing stores by tenants which may result in increased vacancies at the Company's properties.  If there are periods of significant vacancies for the Company's properties they could materially and adversely impact the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

Loss of revenues from major tenants could reduce the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

The Company derives significant revenues from anchor tenants such as Safeway, Inc., Albertsons and Rite Aid.  As of December 31, 2012, these tenants are the Company's three largest tenants and accounted for 5.9%, 4.2% and 3.1% respectively, of its annualized base rent on a pro-rata basis.  The Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders could be materially and adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

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

The Company may be subject to "lender liability" claims, in its real estate related investments which may subject it to significant liability, should a claim of this type arise.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed "lender liability."  Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders.  No assurance can be given that such claims will not arise in connection with the Company’s real estate-related debt investments or that the Company will not be subject to significant liability if a claim of this type did arise.

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

The Company is dependent on the efforts of certain key personnel of its senior management team.  While the Company has employment contracts with each of Messrs. Baker, Tanz, Haines and Schoebel, the loss of the services of any of these individuals could harm the Company's operations and have a material and adverse effect on its income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.

Under their employment agreements, certain members of the Company's senior management team will have certain rights to terminate their employment and receive severance in connection with a change in control of the Company.

The Company's employment agreements with each of Messrs. Tanz, Haines and Schoebel, which provide that, upon termination of his employment (i) by the applicable officer within 12 months following the occurrence of a change in control (as defined in the employment agreement), (ii) by the Company without cause (as defined in the employment agreement), (iii) by the applicable officer for good reason (as defined in the employment agreement), (iv) by non-renewal of the applicable officer's employment agreement or (v) by reason of the applicable officer's death or disability (as defined in the employment agreement), such executive officers would be entitled to certain termination or severance payments made by the Company (which may include a lump sum payment equal to defined percentages of annual salary and prior years' average bonuses, paid in accordance with the terms and conditions of the respective agreement).  In addition, the vesting of all his outstanding unvested equity-based incentives and awards would accelerate.  These provisions make it costly to terminate their employment and could delay or prevent a transaction or a change in control of the Company that might involve a premium paid for shares of its common stock or otherwise be in the best interests of its stockholders.

Joint investments could be materially and adversely affected by the Company's lack of sole decision-making authority or reliance on a joint venture partner's financial condition.

The Company currently owns one of its properties through a joint venture with a third party and may also enter into similar arrangements in the future.  Investments in joint ventures involve risks that are not otherwise present with properties which the Company owns entirely.  In this investment, the Company does not have exclusive control or sole decision-making authority over the development, financing, leasing, management and other aspects of these investments.  As a result, the joint venture partner might have economic or business interests or goals that are inconsistent with the Company's goals or interests, take action contrary to the Company's interests or otherwise impede the Company's objectives.  The investment involves risks and uncertainties, including the risk of the joint venture partner failing to provide capital and fulfill its obligations, which may result in certain liabilities to the Company for guarantees and other commitments, the risk of conflicts arising between the Company and its partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.  The joint venture partner also might become insolvent or bankrupt, which may result in significant losses to the Company.  Further, although the Company may own a controlling interest in a joint venture and may have authority over major decisions such as the sale or refinancing of investment properties, the Company may have fiduciary duties to the joint venture partners or the joint venture itself that may cause, or require, it to take or refrain from taking actions that it would otherwise take if it owned the investment properties outright.

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

The Company's performance depends on the economic conditions in markets in which its properties are concentrated.  During the year ended December 31, 2012, the Company's properties in California, Oregon and Washington accounted for 60.7%, 16.4% and 22.9%, respectively, of its consolidated net operating income.  The Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Oregon and Washington.

Risks Related to Financing

The Company's credit facilities contain restrictive covenants relating to its operations, which could limit the Company's ability to respond to changing market conditions and its ability to pay distributions on its common stock.

The Company's credit facilities contain restrictive covenants which are described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources."  These or other limitations, including those that may apply to future company borrowings, may materially and adversely affect the Company's flexibility and its ability to achieve its operating plans and could result in the Company being limited in the amount of dividends it would be permitted to pay on its common stock.

In addition, failure to comply with these covenants could cause a default under the applicable debt instrument, and the Company may then be required to repay such debt with capital from other sources.  Under those circumstances, other sources of capital may not be available to the Company, or be available only on unattractive terms.

Certain of the Company's mortgage financing contain provisions that could limit the Company's operating flexibility.

The Company's existing mortgage financing contains, and future mortgage financing may in the future contain, customary covenants and provisions that limit the Company's ability to pre-pay such mortgages before their scheduled maturity date or to transfer the underlying asset. Additionally, the Company's ability to satisfy prospective mortgage lenders' insurance requirements may be materially and adversely affected if lenders generally insist upon greater insurance coverage against certain risks than is available to the Company in the marketplace or on commercially reasonable terms.  In addition, because a mortgage is secured by a lien on the underlying real property, mortgage defaults subject the Company to the risk of losing the property through foreclosure.

The Company's access to financing may be limited and thus its ability to potentially enhance its returns may be materially and adversely affected.

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its target assets and the diversification of its portfolio.  To the extent market conditions improve and markets stabilize over time, the Company expects to increase its borrowing levels.  As of December 31, 2012, the Company's outstanding mortgage indebtedness was approximately $72.7 million, and the Company may incur significant additional debt to finance future acquisition and development activities.  The Company's credit facilities consist of a $119.0 million unsecured revolving credit facility and a $200.0 million term loan which was fully drawn at December 31, 2012.

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

Although the Company has recently seen a gradual improvement in the credit markets and real estate, any reduction in available financing may materially and adversely affect its ability to achieve its financial objectives.  Concern about the stability of the markets generally could adversely affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide the Company with financing or to increase the costs of that financing.  In addition, if regulatory capital requirements imposed on the Company's private lenders change, they may be required to limit, or increase the cost of, financing they provide to the Company.  In general, this could potentially increase the Company's financing costs and reduce its liquidity or require it to sell assets at an inopportune time or price.

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

The Company, when appropriate, uses traditional forms of financing including secured credit facilities.  In the event the Company utilizes such financing arrangements, they would involve the risk that the market value of its assets which are secured may decline in value, in which case the lender may, in connection with a refinancing of the credit facility, require it to provide additional collateral, provide additional equity, or to repay all or a portion of the funds advanced.  The Company may not have the funds available to repay its debt or provide additional equity at that time, which would likely result in defaults unless it is able to raise the funds from alternative sources, which it may not be able to achieve on favorable terms or at all.  Providing additional collateral or equity would reduce the Company's liquidity and limit its ability to leverage its assets.  If the Company cannot meet these requirements, the lender could accelerate the Company's indebtedness, increase the interest rate on advanced funds and terminate its ability to borrow funds from them, which could materially and adversely affect the Company's income, cash flow, results of operations, financial condition, liquidity and prospects, the market price of its common stock or warrants and its ability to make distributions to its stockholders.  The providers of credit facilities may also require the Company to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position.  As a result, the Company may not be able to leverage its assets as fully as it would choose which could reduce its return on assets.  There can be no assurance that the Company will be able to utilize such arrangements on favorable terms, or at all.

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

As of December 31, 2012, the Company had outstanding warrants to purchase 49,399,000 shares of common stock at an exercise price of $12.00 per share.  The warrants expire on October 23, 2014, subject to the right of the Company to call the warrants in the event that the Company's common stock trades at levels specified in the warrants.  The existence of these warrants, and the prospect that a substantial number of shares of common stock could be purchased at $12.00 per share, could have the effect of setting an upper limit on the trading price of the common stock during the period that the warrants remain outstanding. During the year ended December 31, 2012 1,000 warrants were excised for shares of the Company’s Common stock.

Subsequent to year end the NRDC Capital Management, LLC (“NRDC”), exercised all of their 8,000,000 warrants, exercisable for the Company’s Common Stock at an exercise price of $12.00 per share. NRDC exercised the warrants on a cashless basis and ROIC issued 688,500 shares to NRDC.

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

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium price for holders of the Company's common stock or otherwise be in their best interests, including:

•
"business combination" provisions that, subject to certain limitations, prohibit certain business combinations between the Company and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of the Company's shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special minimum price provisions and special stockholder voting requirements on these combinations; and

•
"control share" provisions that provide that "control shares" of the Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by the Company's stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Additionally, Title 3, Subtitle 8 of the MGCL permits the Company's board of directors, without stockholder approval and regardless of what is currently provided in the Company's charter or bylaws, to take certain actions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium to the market price of its common stock or otherwise be in the stockholders' best interests.  These provisions of the MGCL permit the Company, by provision in its charter or bylaws or a resolution of its board of directors and notwithstanding any contrary provision in the charter or bylaws, to adopt:

•	a classified board;

•	a two-thirds vote requirement for removing a director;

•	a requirement that the number of directors be fixed only by vote of the board of directors;

•
a requirement that a vacancy on the board be filled only by the remaining directors in office and (if the board is classified) for the remainder of the full term of the class of directors in which the vacancy occurred; and

•	a majority requirement for the calling of a stockholder-requested special meeting of stockholders.

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

In order to qualify as a REIT, the Company must distribute to its stockholders each calendar year at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain.  To the extent that the Company satisfies the 90% distribution requirement, but distributes less than 100% of its taxable income, it is subject to U.S. federal corporate income tax on its undistributed income.  In addition, the Company will incur a 4% non-deductible excise tax on the amount, if any, by which its distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws.  The Company intends to distribute its net income to its stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% non-deductible excise tax.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%.  Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income.  Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the Company's shares.

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

The Company may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property.  In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test.  Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law.  The Company may acquire mezzanine loans that do not meet all of the requirements for reliance on this safe harbor.  In the event the Company owns a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan's treatment as a real estate asset for purposes of the REIT asset test and the interest generated by such a loan as qualifying income for purposes of the REIT income tests, and if such a challenge were sustained, the Company could fail to qualify as a REIT.

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

The Company cannot assure you that it will achieve results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.  In addition, some of the Company's distributions may include a return of capital.

The ability of the warrantholders to exercise warrants may be limited by the ownership limits contained in the terms of the Warrant Agreement and the Company's Charter.

The ability of the warrantholders to exercise their warrants may be limited by the ownership limits contained in the terms of the Warrant Agreement, dated as of October 17, 2009, as amended, between the Company and Continental Stock Transfer and Trust Company (the "Warrant Agreement"), and the Company's Charter.  Effective as of  May 24, 2010, The Bank of New York Mellon (the predecessor to Computershare) was appointed as the Company's new transfer agent, registrar, dividend disbursing agent and warrant agent.  In particular, to assist the Company in qualifying as a REIT, ownership of shares of the Company's common stock by any person is limited under the Charter, with certain exceptions, to 9.8% by value or by number of shares, whichever is more restrictive, of the Company's outstanding shares of common stock and no more than 9.8% by value or by number of shares, whichever is more restrictive, of the Company's outstanding capital stock.  Moreover, the terms of the warrants limit a holder's ability to exercise warrants to ensure that such holder's Beneficial Ownership or Constructive Ownership, each as defined in the Charter, does not exceed the restrictions contained in the Company's Charter limiting the ownership of shares of the Company's common stock.  In addition, the Company's Charter contains various other restrictions limiting the ownership and transfer of common stock.  As a result, any warrantholder may not be able to exercise its warrants if such exercise would cause it to own shares of the Company's common stock in excess of these ownership limits.

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

Outstanding warrants, consisting of 41,399,000 public warrants, to purchase an aggregate of 41,399,000 shares of the Company's common stock are currently exercisable at an exercise price of $12.00 per share. Subsequent to year end NRDC, exercised all of their 8,000,000 warrants, exercisable for the Company’s Common Stock at an exercise price of $12.00 per share. NRDC exercised the warrants on a cashless basis and ROIC issued 688,500 shares to NRDC.  NRDC is entitled to certain registration rights with respect to the shares for which its 8,000,000 private placement warrants were exercised.  The warrant exercise price may be lowered under certain circumstances, including, among others, in the Company's sole discretion at any time prior to the expiration date of the warrants for a period of not less than 20 business days; provided, however, that any such reduction shall be identical in percentage terms among all of the warrants.  At any time our common stock trades at prices in excess of the exercise of the warrants, it is possible that the holders of those warrants may exercise their right to purchase shares of the Company's common stock. If such events occur, the number of shares of the Company's common stock outstanding could increase substantially, and the shares issued could be traded on the market. This increase, in turn, could dilute future earnings per share and the ownership of existing stockholders, and could depress the market value of the Company's common stock. The Company cannot predict the extent to which the dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of common stock will negatively affect the trading price of the Company's common stock or the liquidity of its common stock.  Further, if these warrants are exercised at any time in the future at a price lower than the book value per share of the Company's common stock, existing stockholders could suffer substantial dilution of their investment, which dilution could increase in the event the warrant exercise price is lowered.  Additionally, if the Company were to lower the exercise price in the near future, the likelihood of this dilution could be accelerated. In addition, as long as warrants remain outstanding, the Company expects that there will be a drag on any increase in the price of the Company's common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains its executive office at 8905 Towne Centre Drive, Suite 108, San Diego, CA 92122.

As of December 31, 2012, the Company's portfolio consisted of 44 wholly-owned retail properties totaling approximately 4.4 million square feet of gross leasable area, which were approximately 93.0% leased.  At December 31, 2012, the Company considered 40 of its wholly-owned properties to be stabilized properties with a weighted average leased area of 95.2%.  The remaining four properties were considered by the Company to be re-development properties that were 69.0% leased at December 31, 2012.  During the year ended December 31, 2012, the Company leased or renewed a total of 728,478 square feet in its portfolio.  The Company has committed $8.8 million and $998,000 in tenant improvements and leasing commissions respectively, for the new leases and renewals that occurred during the year ended December 31, 2012.

In addition, the Company owned a 49% ownership interest in the Crossroads Shopping Center, an approximately 464,000 square foot shopping center situated on approximately 40 acres of land, which is currently 98.3 % leased.

The following table provides information regarding the Company's properties as of December 31, 2012.

Property, State	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants
Northern California
Norwood Shopping Center, CA	1993	2010	88,851	12	92.5%	Viva Supermarket, Rite Aid, Citi Trends
Pleasant Hill Marketplace, CA	1980	2010	69,715	3	100.0%	Buy Buy Baby, Office Depot, Basset Furniture
Pinole Vista Shopping Center, CA	1981/2012	2011	165,025	30	99.4%	Kmart, SaveMart (Lucky) Supermarket(2)
Mills Shopping Center, CA	1955/1988	2011	239,081	22	83.7%	Warehouse Supermarket, Dollar Tree
Morada Ranch, CA	2006	2011	101,842	19	99.4%	Raley's Supermarket
Nimbus Village, CA	1873/1985	2011	71,318	7	68.7%	Spaghetti Factory Restaurant, Cattlemen’s Restaurant
Round Hill Square, NV	1998	2011	115,984	24	80.3%	Safeway Supermarket, U.S. Postal Service
Country Club Gate Center, CA	1974/2012	2011	109,331	28	92.7%	SaveMart (Lucky) Supermarket, Rite Aid
Marlin Cove Shopping Center, CA	1972/2001	2012	73,186	21	90.7%	99 Ranch Market
Green Valley Station, CA	2006/2007	2012	52,245	10	73.6%	CVS
The Village at Novato, CA	2006	2012	20,043	3	90.6%	Trader Joe’s
Santa Teresa Village, CA	1974-1979	2012	125,162	34	94.0%	Raley’s (Nob Hill) Supermarket

Southern California
Paramount Plaza,CA	1966/2010	2009	95,062	11	95.7%	Fresh & Easy, Rite Aid,TJ Maxx
Santa Ana Downtown Plaza, CA	1987/2010	2010	100,305	27	100.0%	Kroger (Food 4 Less) Supermarket, Marshalls
Gateway Village, CA	2003/2005	2010	96,959	32	100.0%	Sprout's Farmers Market
Sycamore Creek, CA	2008	2010	74,198	16	96.4%	Safeway (Vons) Supermarket, CVS(2)
Phillips Village, CA (1)	1980/2006	2010	123,872	16	56.9%	Fresh Choice Supermarket
Claremont Promenade, CA	1982/2011	2010	91,529	21	92.5%	Superking Supermarket
Marketplace Del Rio, CA	1990/2004	2011	177,136	45	99.7%	Stater Brothers Supermarket,Walgreens, Ace Hardware
Renaissance Towne Centre, CA	1991/2011	2011	53,074	28	97.4%	CVS
Desert Springs Marketplace, CA	1993-1994	2011	105,157	15	95.8%	Kroger (Ralph's) Supermarket, Rite Aid
Euclid Plaza, CA	1982-2012	2012	77,044	9	100.0%	Vallarta Supermarket, Walgreens
Seabridge Marketplace, CA	2006	2012	93,784	19	96.3%	Safeway(Vons) Supermarket
Glendora Shopping Center, CA	1992/2012	2012	106,535	20	95.8%	Albertson’s Supermarket
Bay Plaza, CA	1986	2012	73,324	25	86.9%	Seafood City Supermarket
Cypress Center West, CA	1970/1978	2012	106,451	27	92.0%	Kroger (Ralph’s) Supermarket
Redondo Beach Plaza, CA	1993/2004	2012	110,509	15	98.8%	Safeway(Von’s)Supermarket, Petco
Harbor Place Center, CA	1994	2012	119,821	10	100.0%	Albertson’s Supermarket, Ross Dress for Less

Portland Metropolitan
Happy Valley Town Center, OR	2007	2010	132,896	34	93.8%	New Season Market
Oregon City Point, OR	2007	2010	35,305	16	83.9%	Starbucks, West Coast Bank, FedEx Kinko's
Cascade Summit, OR	2000	2010	95,508	31	100.0%	Safeway Supermarket
Vancouver Market Center, WA	1996/2012	2010	118,385	16	93.8%	Albertsons Supermarket
Division Crossing, OR	1992	2010	98,321	13	56.0%	Rite Aid
Halsey Crossing, OR	1992	2010	99,428	17	98.6%	Safeway Supermarket, Dollar Tree
Wilsonville Old Towne Square,OR	2011	2011	49,973	20	97.4%	Kroger(Fred Meyer)(2)
Heritage Market Center, WA	2000	2010	107,468	21	95.0%	Safeway Supermarket
Hillsboro Market Center, OR	2001/2002	2011	156,021	20	98.4%	Albertson’s Supermarket, Dollar Tree, Marshalls

Seattle Metropolitan
Meridian Valley Plaza, WA	1978/2011	2010	51,597	14	100.0%	Kroger(QFC)Supermarket
The Market at Lake Stevens, WA	2000	2010	74,130	10	100.0%	Haggen Food & Pharmacy
Crosssroads,WA (3)	1962/2004	2010	463,376	85	98.3%	Kroger(QFC)Supermarket, Bed Bath & Beyond, Sports Authority
Canyon Park, WA	1980/2012	2011	123,627	22	96.4%	Albertsons Supermarket, Rite Aid
Hawks Prairie, WA	1988/2012	2011	154,781	20	100.0%	Safeway Supermarket, Dollar Tree, Big Lots
Kress Building, WA	1924/2005	2011	73,563	8	100.0%	IGA Supermarket, TJ Maxx
Gateway Shopping Center,WA	2007	2012	106,104	19	100.0%	WinCo Foods(2), Rite Aid, Ross Dress for Less
Aurora Square, WA	1980	2012	38,030	4	100.0%	Central Supermaket
_______________
(1)	The Company's operating partnership is a managing member of, and has a 99.97% membership interest in, the owner of this property, ROIC Phillips Ranch, LLC.
(2)	Retailer owns their own space and is not a tenant of the Company.
(3)	The Company accounts for this joint venture under the equity method of accounting and does not consolidate the entity owning the property.

As illustrated by the following tables, the Company's shopping centers are substantially diversified by both tenant mix and by the staggering of its major tenant lease expirations.  For the year ended December 31, 2012, no single tenant comprised more than 5.9% of the total annual base rent of the Company's portfolio.

The following table sets forth a summary schedule of the Company's ten largest tenants by percent of total annual base rent, as of December 31, 2012.

Tenant	Number of Stores	% of Total Annual Base Rent(1)
Safeway	8	5.9%
Albertsons Supermarket	5	4.2%
Rite Aid	8	3.1%
Kroger/QFC	4	2.7%
Marshalls/T.J. Maxx	4	2.2%
Raley’s	2	2.0%
JP Morgan Chase	8	1.2%
Haggen	1	1.2%
Ross Dress for Less	2	1.2%
New Seasons Market	1	1.1%
	43	24.8%
___________________
(1)	Annual base rent is equal to monthly rent, on an annualized basis, at December 31, 2012. Annual base rent does not include concessions or future rent increases.

The following table sets forth a summary schedule of the annual lease expirations for leases in place across the Company's total portfolio at December 31, 2012.

Year of Expiration	Number of Leases Expiring(1)	Square Footage	Annual Base Rent(2)	Annual Base Rent%
2013	114	304,668	$6,866,975	9.9%
2014	127	340,150	7,128,696	10.2%
2015	141	447,242	7,991,629	11.5%
2016	130	477,471	7,713,467	11.1%
2017	140	492,629	8,731,201	12.5%
Thereafter	182	1,978,759	31,187,393	44.8%
Total	834	4,040,919	$69,619,361	100.0%

___________________
(1)	Assumes no tenants exercise renewal options or cancellation options.
(2)	Annual base rent is equal to monthly rent, on an annualized basis, at December 31, 2012. Annual base rent does not include concessions or future rent increases.
(3)	Excludes joint venture properties.

The following tables sets forth a summary schedule of the annual lease expirations for leases in place with the Company's anchor tenants at December 31, 2012.  Anchor tenants are tenants with leases occupying at least 15,000 square feet or more.

Year of Expiration	Number of Leases Expiring(1)	Square Footage	Annual Base Rent(2)	Annual Base Rent%
2013(3)	1	80,250	$1,597,045	2.3%
2014	3	91,406	1,209,486	1.7%
2015	3	107,954	665,404	1.0%
2016	6	218,562	1,708,203	2.5%
2017	6	184,730	1,569,330	2.3%
Thereafter	41	1,453,722	18,476,476	26.6%
Total	60	2,136,624	$25,225,944	36.4%
____________________
(1)	Assumes no tenants exercise renewal or cancellation options.
(2)	Annual base rent is equal to monthly rent, on an annualized basis, at December 31, 2012. Annual base rent does not include concessions or future rent increases.
(3)	Includes major tenant at recently acquired property Harbor Place that is dark and paying through the end of their lease term expiring on June 30, 2013. Excludes joint venture properties.

Item 3.  Legal Proceedings

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock trades on the NASDAQ Global Select Market ("NASDAQ") under the symbol "ROIC". The following table sets forth, for the period indicated, the high and low sales price for the Company's common stock as reported by the NASDAQ and the per share dividends declared:

Period	High	Low	Dividends Declared
2011
First Quarter	$11.16	$9.65	$0.08
Second Quarter	$11.29	$10.32	$0.09
Third Quarter	$11.29	$10.34	$0.10
Fourth Quarter	$11.84	$10.53	$0.12
2012
First Quarter	$12.10	$11.54	$0.12
Second Quarter	$12.60	$11.85	$0.13
Third Quarter	$12.87	$12.10	$0.14
Fourth Quarter	$12.96	$12.25	$0.14

On February 26, 2013, the closing price of the Company's common stock as reported by the NASDAQ was $12.83.

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

The following table sets forth the dividends declared per share of the Company's common stock and the tax status for U.S. federal income tax purposes of such dividends declared during the years ended December 31, 2012 and 2011:

For the year ended December 31, 2012

Record Date	Payable Date	Total Dividend per Share	Ordinary Income per Share (1)	Return of Capital per Share
2/29/2012	3/15/2012	$0.120000	$0.07086	$0.04914
5/16/2012	5/30/2012	$0.130000	$0.07676	$0.05324
8/14/2012	8/31/2012	$0.140000	$0.08267	$0.05733
11/14/2012	11/30/2012	$0.140000	$0.08267	$0.05733
_________________
(1)	Ordinary Income per Share is non-qualified dividend income.

For the year ended December 31, 2011

Record Date	Payable Date	Total Dividend per Share	Ordinary Income per Share (1)	Return of Capital per Share
3/15/2011	3/31/2011	$0.080000	$0.05406	$0.02593
5/31/2011	6/15/2011	$0.090000	$0.06082	$0.02917
8/31/2011	9/15/2011	$0.100000	$0.06758	$0.03241
11/14/2011	11/30/2011	$0.120000	$0.08109	$0.03890
_________________
(1)	Ordinary Income per Share is non-qualified dividend income.

As of December 31, 2012, 100% of the outstanding interests in the operating partnership were owned by the Company.

Holders

As of February 26, 2013, the Company had 30 registered holders.  Such information was obtained through the registrar and transfer agent.

Stockholder Return Performance

The above graph compares the cumulative total return on the Company's common stock with that of the Standard and Poor's 500 Stock Index ("S&P 500") and the National Association of Real Estate Investment Trusts Equity Index ("FTSE NAREIT Equity REITs") from October 23, 2007 (the date that the Company's common stock began to trade publicly) through December 31, 2012.  The stock price performance graph assumes that an investor invested $100 in each of the Company and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of the Company's shares of common stock.  The Company commenced its operations as a REIT on October 20, 2009.  Prior to October 20, 2009, the Company operated as a special purpose acquisition company in pursuit of an initial business combination.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Retail Opportunity Investments Corp.	100.00	99.78	110.03	110.11	136.25	154.45
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
FTSE NAREIT Equity REITs	100.00	62.27	79.70	101.99	110.45	130.39

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

The following table presents certain information about the Company's equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	386,500	$10.53	2,803,500
Equity compensation plans not approved by stockholders	—	—	—
Total	386,500	$10.53	2,803,500
_________________
(1)	Consists of 49,500, 102,000 and 235,000 options granted during the year ended December 31, 2012, 2011 and 2009, respectively.

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2012 through October 31, 2012	11,279	$12.82	N/A	N/A
November 1, 2012 through November 30, 2012	27,890	$12.69	N/A	N/A
December 1, 2012 through December 31, 2012	16,327	$12.84	N/A	N/A
Total	55,496	$12.76	N/A	N/A

(1)
Represents shares repurchased by the Company in connection with the net share settlement to cover the minimum taxes on vesting of restricted stock issued under the Company's 2009 Equity Incentive Plan that vested.

Item 6.  Selected Financial Data

The following selected financial and operating information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and the Company's financial statements, including the notes, included elsewhere herein.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Statement of Income Data:
Total Revenues	$75,095,687	$51,737,512	$16,328,969
Operating expenses	63,541,899	46,782,558	21,642,505
Operating income (loss)	11,553,788	4,954,954	(5,313,536)
Gain on bargain purchase	6,008,841	9,449,059	2,216,824
Interest income	11,861	19,143	1,108,507
Interest expense	11,379,857	6,225,084	324,126
Other income	—	—	1,873,398
Net income (loss) attributable to Retail Opportunity Investments Corp.	7,892,613	9,656,321	(400,921)
Weighted average shares outstanding- Basic:	51,059,408	42,477,007	41,582,401
Weighted average shares outstanding- Diluted:	52,371,168	42,526,288	41,582,401
Income (Loss) per share-Basic:	$0.15	$0.23	$(0.01)
Income (Loss) per share-Diluted:	$0.15	$0.23	$(0.01)
Dividends per common share	$0.53	$0.39	$0.18
Balance Sheet Data:
Real estate investments, net	$864,624,046	$602,623,893	$344,212,083
Cash and cash equivalents	$4,692,230	$34,317,588	$84,736,410
Total assets	$950,911,527	$694,432,627	$464,192,502
Total liabilities	$484,369,456	$243,943,573	$73,668,932
Total equity	$466,542,071	$450,489,054	$390,523,570

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

Overview

Retail Opportunity Investments Corp. commenced operations in October 2009 as a fully integrated, self-managed REIT.  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers in the western region of the United States, anchored by national and regional supermarkets and drugstores.  The Company refers to the properties it targets for investment as its target assets.  The Company reincorporated as a Maryland corporation on June 2, 2011.  The Company has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2010.

From the commencement of its operations through December 31, 2012, the Company completed approximately $890.9 million of shopping center investments.  As of December 31, 2012, the Company's portfolio consisted of 44 wholly-owned retail properties totaling approximately 4.4 million square feet GLA, and one retail property owned through a joint venture, encompassing approximately 464,000 square feet of GLA comprised of a 49% ownership interest in the Crossroads Shopping Center.

As of December 31, 2012, the Company's portfolio was approximately 93.5% leased.  At December 31, 2012, the Company considered 40 of its wholly-owned properties to be stabilized properties with a weighted average leased area of 95.2%.  The remaining four properties were considered by the Company to be re-development properties that were 69.0 % leased at December 31, 2012.  During the year ended December 31, 2012, the Company leased or renewed a total of 728,478 square feet in its portfolio.  The Company has committed approximately $8.8 million and $998,000 in tenant improvements and leasing commissions respectively, for the new leases and renewals that occurred during the year ended December 31, 2012.  During the year ended December 31, 2012, rental rates were unchanged across its portfolio with respect to lease renewals that expired during such period.

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

The Financial Accounting Standards Board ("FASB") guidance relating to business combinations requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, during the years ended December 31, 2012, 2011 and 2010 the costs of acquisition activity reduced the Company's FFO.  For the years ended December 31, 2012, 2011 and 2010 the Company expensed $1.3 million, $2.3 million  and $2.6 million,  respectively  relating to real estate acquisitions.

The Company considers FFO a meaningful additional measure of operating performance because it primarily excludes the assumption that the value of its real estate assets diminishes predictably over time and industry analysts have accepted it as a performance measure.

However, FFO:

•
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of the Company's performance.

FFO as defined by the Company may not be comparable to similarly titled items reported by other REITs due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the years ended December 31, 2012, 2011 and 2010.

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Net income (loss) for period	$7,892,613	$9,656,321	$(400,921)
Plus: Real property depreciation	14,265,121	9,460,303	2,347,536
Amortization of tenant improvements and allowances	4,956,577	2,931,160	710,574
Amortization of deferred leasing costs	12,027,888	10,993,941	3,046,274
Funds from operations	$39,142,199	$33,041,725	$5,703,463
Net Cash Provided by (Used in):
Operating Activities	$24,720,566	$17,286,197	$2,305,270
Investing Activities	$(261,574,478)	$(225,154,948)	$(290,775,946)
Financing Activities	$207,228,554	$157,449,929	$(10,033,741)

Results of Operations

At December 31, 2012, the Company had an ownership interest in 45 properties, of which 44 are consolidated in the accompanying financial statements and one is accounted for under the equity method of accounting.  The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provide for relatively stable revenue flows even during difficult economic times.  The Company has a strong capital structure with manageable debt as of year ended December 31, 2012.  The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

Results of Operations for the year ended December 31, 2012 compared to the year ended December 31, 2011

The following comparison for the year ended December 31, 2012 compared to the year ended December 31, 2011, makes reference to the effect of the same-store properties. Same-store properties represent all consolidated operating properties owned by the Company in the same manner during both periods which totalled 17 of the Company’s 44 consolidated properties. Operating income is defined as operating income generated from the Company’s consolidated operating properties (net of depreciation and amortization).

During the year ended December 31, 2012, the Company generated net income of approximately $7.9 million compared to net income of $9.7 million generated during the year ended December 31, 2011. The substantial cause of the differences during the two periods resulted from a decrease in the bargain purchase gains recorded during 2012 as compared to 2011. During the year ended December 31, 2012, the Company recognized $3.9 million in bargain purchase gains, when recording the fair values of two properties that were acquired during the period through Conveyance in Lieu of Foreclosure Agreements. In addition, during the year ended December 31, 2012 the Company recognized a $2.1 million gain upon the acquisition of the remaining interest in a property from its joint venture partner. During the year ended December 31, 2011, the Company recorded $9.5 million in bargain purchase gains relating to four properties that were acquired during the period through a Conveyance in Lieu of Foreclosure Agreement. In addition during the year ended December 31, 2012, the Company incurred approximately $11.4 million of interest expense compared to approximately $6.2 million during the year ended December 31, 2011, due to higher borrowings on the term loan/credit facility in 2012 as compared to 2011. Operating income increased by $9.7 million as a result of an increase in the number of properties owned by the Company in 2012 compared to 2011 and an increase in same- store properties operating income. As of December 31, 2012, the Company owned 44 properties as compared to 30 properties at December 31, 2011. The newly acquired properties increased operating income during 2012 by approximately $7.8 million. Operating income from the 17 same-store properties increased operating income by approximately $2.0 million primarily due to an increase in the weighted average leased area in 2012 for these properties. During the year ended December 31, 2012 general and administrative costs increased approximately $3.2 million as compared to the year ended December 31, 2011 primarily due to $2.8 million of costs incurred related to moving the Company’s corporate operations from White Plains, New York to San Diego, California and due to the increased costs of approximately $400,000 related to the increase in the number of properties owned in 2012. During the year ended December 31, 2012, interest income generated from mortgages notes receivables decreased by approximately $802,000 as a result of the Company obtaining ownership interest in three properties that were previously secured by a mortgage note. The Company obtained the properties through a Conveyance in Lieu of Foreclosure agreement during the year ended December 31, 2011.

Results of Operations for the year ended December 31, 2011 compared to the year ended December 31, 2010

During the year ended December 31, 2011, the Company generated net income of approximately $9.7 million compared to a net loss of approximately $400,900 incurred during year ended December 31, 2010.  The substantial cause of the differences during the two periods resulted from higher amounts recognized in 2011 relating to bargain purchase gains and higher operating income (net of depreciation and amortization) from owned properties.  The Company recognized a $9.5 million bargain purchase gain in 2011, when recording the fair values of four properties that were acquired during the period through conveyance in lieu of foreclosure agreements.  In comparison, in 2010 the Company recognized a bargain purchase gain of $2.2 million in recording the fair value of one of its properties when evaluating the purchase price allocation.  The Company generated higher operating income (net of depreciation and amortization) as a result of an increase in the number of properties owned by the Company in 2011 compared to 2010.  As of December 31, 2011, the Company owned 30 properties which generated operating income (net of depreciation and amortization) of approximately $15.1 million.  In comparison, as of December 31, 2010 the Company owned 17 properties which generated operating income (net of depreciation and amortization) of approximately $4.6 million.  During the year ended December 31, 2011, the Company generated mortgage interest income of approximately $1.9 million from several mortgage notes receivables compared with $1.1 million during the year ended December 31, 2010.  During the year ended December 31, 2011, the Company generated approximately $1.5 million from investments in unconsolidated joint ventures.  The income during such period from its investments in unconsolidated joint ventures was generated from two investments in mortgage notes receivables and an investment in a shopping center.  The Company generated approximately $38,000 of income from its investment in a shopping center held for a partial month during the year ended December 31, 2010.  General and administrative expenses increased to approximately $9.8 million during the year ended December 31, 2011, from approximately $8.4 million during the comparable period in 2010 due to additional costs from the increase in the number of properties owned in 2011 compared to 2010.  During the year ended December 31, 2011, interest income recognized was approximately $1.1 million lower than the corresponding period in 2010 due to lower cash balances in 2011 resulting from the utilization of cash to acquire properties and mortgage notes receivable after the year ended December 31, 2010.  During the year ended December 31, 2011, the Company incurred approximately $6.2 million of interest expense compared to approximately $324,000 during the year ended December 31, 2011, due to higher average outstanding borrowings on mortgage notes payable, the term loan and credit facility.  During the year ended December 31, 2011, the Company had $110.0 million outstanding on its term loan and although there were no borrowings outstanding on the credit facility at December 31, 2011 the Company incurred interest expense on borrowings that were paid off during the year.  The Company did not have any term loan or credit facility debt outstanding during the twelve months ended December 31, 2010.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at December 31, 2012.

The Company reviews its investments in its unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the value of its unconsolidated joint venture was impaired at December 31, 2012.

REIT Qualification Requirements

The Company has elected to be taxed as a REIT under the Code, and believes that it has been organized and has operated in a manner that will allow it to continue to qualify for taxation as a REIT under the Code.

The Company is subject to a number of operational and organizational requirements to qualify and then maintain qualification as a REIT.  If the Company does not qualify as a REIT, its income would become subject to U.S. federal, state and local income taxes at regular corporate rates that would be substantial and the Company may not be permitted to re-elect to qualify as a REIT for four taxable years following the year that it failed to qualify as a REIT.  The resulting adverse effects on the Company's results of operations, liquidity and amounts distributable to stockholders would be material.

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and meet other general business needs.  During the year ended December 31, 2012, the Company's primary sources of cash were (i) cash on hand and cash flows from operating activities, (ii) proceeds from bank borrowings and (iii) proceeds from the sale of common stock. As of December 31, 2012, the Company has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

As of December 31, 2012, $200.0 million and $119.0 million were outstanding under the term loan and credit facility, respectively.  The average interest rate on the term loan and credit facility during the twelve months ended December 31, 2012 was 1.8%.  The Company had $80.5 million available to borrow under the credit facility at December 31, 2012. The Company had no available borrowings under the term loan at December 31, 2012.

In connection with the acquisition of two properties, the Company assumed two mortgages representing an unpaid principal amount as of December 31, 2012 of approximately $19.6 million.

During the year ended December 31, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock, par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the year ended December 31, 2012 and 2011 the Company sold 3,051,445 and 131,800 shares respectively, under the sales agreement, which resulted in gross proceeds of approximately $37.8 million and $1.5 million, respectively and commissions of approximately $657,700 and $29,900, respectively,  paid to the agent. During the three months ended December 31, 2012 the Company sold 74,000 shares under the sales agreement, which resulted in gross proceeds of approximately $951,000 and commissions of approximately $14,000 paid to the agent.  At December 31, 2012, the Company had sold since the inception of the plan a total of 3,183,245 shares under the sales agreement, which resulted in gross proceeds of approximately $39.3 million and commissions of approximately $687,600 paid to the agent.

While the Company generally intends to hold its target assets as long term investments, certain of its investments may be sold in order to manage the Company's interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

Potential future sources of capital include cash flows from operating activities and proceeds from unsecured or secured financings from banks or other lenders.  In addition, the Company plans to finance future acquisitions of its target assets through equity and debt offerings, including possible exercises by the holders of the Company's warrants.

Cash Flows

The Company expects to meet its short-term liquidity requirements primarily from the cash on hand of approximately $4.7 million.  The Company believes the cash on hand and cash flows from operating activities will be sufficient to fund its short-term liquidity requirements for 2013 and to meet its dividend requirements necessary to qualify and maintain its qualification as a REIT.

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $24.8 million, $17.3 million and $2.3 million in 2012, 2011 and 2010, respectively.  The changes in operating cash flows were primarily the result of:

Increase in cash flows provided by operating activities from 2011 to 2012:

The increase in operating cash flows is primarily due to the increase in property net operating income resulting from the increase in the number of properties owned in 2012 as compared to 2011. During the year ended December 31, 2012, cash flows from property operations increased by approximately $13.1 million mostly due to additional operating income from new acquisitions which increased operating income by $11.2 million. This was partially offset by an increase in interest expense of approximately $5.2 million during 2012 as compared to 2011 due to higher borrowing amounts in 2012 as compared to 2011.  The increase in the borrowing amounts in 2012 was the result the acquisition activity that occurred in 2012.

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

Investing Activities

Net cash flows used in investing activities was $261.6 million, $225.2 million and $290.8 million in 2012, 2011 and 2010 respectively, The changes in investing cash flows were primarily the result of:

Decrease in cash flows used in investing activities from 2011 to 2012:

Net cash flows used by investing activities amounted to $261.6 million during the year ended December 31, 2012, compared to $225.2 million in the comparable period in 2011. During the year ended December 31, 2012, the Company acquired 14 properties totalling to a net cash investment of $255.9 million. During the comparable period in 2011 the Company acquired 10 properties and a mortgage notes receivable for a total acquisition price of $217.0 million.

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

Financing Activities

Net cash flows provided by financing activities amounted to $207.2 million and $157.4 million in 2012 and 2011, compared to net cash flow used by financing activities of $10.0 million in 2010.

Increase in cash flows provided by financing activities from 2011 to 2012:

Net cash flows provided by financing activities amounted to $207.2 million for the year ended December 31, 2012, compared to $157.4 million in the comparable period in 2011. During the year ended December 31, 2012, the Company received proceeds of $209.0 million from borrowings on its term loan/revolving credit facility compared to net borrowings of $110.0 million from borrowings on its term loan and credit facility in the comparable period a year ago. In both periods the Company used the proceeds to partially finance property and mortgage notes receivable acquisitions. Partially offsetting the increase in financing activities was higher proceeds received from the sale of common stock in 2011. During the year ended December 31, 2012, the Company received proceeds of approximately $37.1 million from the sale of common stock as compared to net proceeds of approximately $82.6 million in 2011. During the year ended December 31, 2012 dividend payments to common stockholders increased to $27.1 million from $16.3 million during the year ended December 31, 2011. The dividend payment increased in 2012 as a result of an increase in the dividend rate in 2012 of $0.14 and an increase in the number of shares outstanding in 2012 due to the sale of common stock at the end of 2011 and in 2012.

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

Contractual Obligations

The following table presents the principal amount of the Company's long-term debt maturing each year, including amortization of principal based on debt outstanding at December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable (1)	$1,272,891	$22,275,077	$28,510,210	$7,398,449	$247,556	$10,139,198	$69,843,381
Term loan	—	—	—	—	200,000,000	—	200,000,000
Credit Facility	—	—	—	119,000,000	—	—	119,000,000
Earn-out obligation to the seller of property	1,948,023	—	—	—	—	—	1,948,023
Operating lease obligations	690,888	690,888	690,888	754,910	818,932	23,681,684	27,328,190
Total	$3,911,802	$22,965,965	$29,201,098	$127,153,359	$201,066,488	$33,820,882	$418,119,594
__________________
(1)	Does not include unamortized mortgage premium of $2.8 million as of December 31, 2012.

As of December 31, 2012, the Company did not have any capital lease obligations, or purchase obligations.

In August 2011, the Company entered into a lease agreement effective July 1, 2011, with an officer of the Company.  Pursuant to the lease agreement, the Company is provided the use of storage space for a monthly fee of $790.

Off-Balance Sheet Arrangements

The Company's investment in its unconsolidated joint venture is an off-balance sheet investment. This unconsolidated joint venture is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control the operating and financial decisions of this investment.  The Company's off-balance sheet arrangements are more fully discussed in Note 2, "Real Estate Investments," in the accompanying consolidated financial statements.

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

Leverage Policies

The Company employs prudent amounts of leverage and uses debt as a means of providing funds for the acquisition of its properties and the diversification of its portfolio.  The Company seeks to primarily utilize unsecured debt in order to maintain liquidity and flexibility in its capital structure.

On August 29, 2012, the Company entered into a revised credit facility with KeyBank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association and U.S. Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $200.0 million senior unsecured revolving credit facility, with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments.  The credit facility also provides that the Company may from time to time request increased aggregate commitments of $100.0 million under certain conditions set forth in the credit facility, including the consent of the lenders for the additional commitments.  The initial maturity date of the credit facility is August 29, 2016, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions, including payment of an extension fee to the credit facility administrative agent in an amount equal to 0.25% multiplied by the aggregate commitments to be shared pro rata among the lenders thereto.

On August 29, 2012, the Company entered into a revised term loan agreement with KeyBank, National Association, as Administrative Agent, Bank of America, N.A as Syndication Agent, PNC Bank, National Association, and U.S. Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed to provide a $200.0 million senior unsecured term loan facility.  The term loan also provides that the Company may from time to time request increased aggregate commitments of $100.0 million under certain conditions set forth in the term loan, including the consent of the lenders for the additional commitments.  The maturity date of the term loan is August 29, 2017.

Borrowings under the credit facility and term loan agreements (collectively, the “loan agreements”) bear interest on the outstanding principal amount at a rate equal to, prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate").  From, and after the time the Company obtains an investment grade rating from at least two rating agencies, borrowings under the loan agreements will bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  The Company is obligated to pay (i) prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an unused fee of  (a) 0.35% of the undrawn balance if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, (ii) from and after such time as the Company has obtained an investment grade rating from at least two rating agencies, a facility fee at a facility fee rate based on the credit rating level of the Company, and (iii) a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the  agreements.  The agreements contain certain representations, financial and other covenants typical for these types of facilities.  The Company's ability to borrow under the loan agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at December 31, 2012.

As of December 31, 2012, $200.0 million and $119.0 million were outstanding under the term loan and credit facility, respectively.  The average interest rate on the term loan and credit facility during the twelve months ended December 31, 2012 was 1.8%.  The Company had $80.5 million available to borrow under the credit facility at December 31, 2012. The Company had no available borrowings under the term loan at December 31, 2012.

In addition, in connection with the acquisition of two properties the Company assumed two mortgages representing an unpaid principal amount as of December 31, 2012 of approximately $19.6 million.

The Company may borrow on a non-recourse basis or at the corporate level or operating partnership level.  Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is secured only by specific assets without recourse to other assets of the borrower or any of its subsidiaries.  Even with non-recourse indebtedness, however, a borrower or its subsidiaries will likely be required to guarantee against certain breaches of representations and warranties such as those relating to fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentations.  Because non-recourse financing generally restricts the lender's claim on the assets of the borrower, the lender generally may only proceed against the asset securing the debt.  This may protect the Company's other assets.

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

The Company plans to finance future acquisitions of its target assets through a combination of cash, borrowings under its credit facilities, the assumption of existing mortgage debt in connection with the future acquisition of properties, and equity and debt offerings, including possible exercises by the holders of the Company's warrants.  In addition, the Company may acquire properties through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is to changes in interest rates related to its debt.  There is inherent rollover risk for borrowings as they mature and are renewed at current market rates.  The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's future financing requirements.

As of December 31, 2012, the Company had $319.0 million of variable rate debt outstanding.  As of December 31, 2012, the Company has primarily used fixed-rate debt and five forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 10, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into five interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company's interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of December 31, 2012, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	December 31, 2012 Value	Increase 50 basis points	Increase 100 basis points
$ 25M	(6,579,330)	(5,460,707)	(4,367,488)	(3,309,152)	(2,294,642)
$ 50M	(8,492,509)	(7,329,389)	(6,041,768)	(4,654,464)	(3,307,707)
$ 50M	(9,460,778)	(7,887,133)	(6,402,721)	(4,830,401)	(3,309,417)
$ 25M	(3,212,643)	(2,436,690)	(1,716,154)	(952,740)	(214,485)
$ 25M	(2,696,999)	(1,442,688)	(292,838)	848,855	1,930,786

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

As a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010, the Company's future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  The Company will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make real estate-related debt investments.  The Company's interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, the Company expects to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  In addition, the Company uses derivative financial instruments to manage interest rate risk.  The Company will not use derivatives for trading or speculative purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors.  Currently, the Company uses five interest rate swaps to manage its interest rate risk.  See Note 10 of the accompanying consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 of Part II is incorporated by reference to Item 15 of Part IV commencing on page 28 to this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page F-2 of this Annual Report on Form 10-K.

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

Item 9B.  Other Information

Additional U.S. Federal Income Tax Considerations

The following discussion does not purport to deal with all aspects of taxation that may be relevant to particular stockholders.  The tax consequences to any particular stockholder of holding the Company's common stock will depend on the stockholder's particular tax circumstances.  Stockholders are urged to consult their tax advisor regarding the U.S. federal, state, local, and foreign income and other tax consequences to such stockholder in light of such stockholder's particular investment or tax circumstances of acquiring, holding, or disposing of the Company's common stock.

Recently Enacted Tax Legislation

Recently enacted legislation resulted in an increase in the highest marginal tax rates applicable to individuals and other non-corporate taxpayers. As of January 1, 2013, capital gain income (including capital gain dividends that the Company pays) and ordinary income (including dividends that the Company pays that are not capital gain dividends) are generally taxable at maximum marginal rates of 20% and 39.6%, respectively. The maximum tax rate on “qualified dividend income” received by U.S. stockholders taxed at individual rates is 20% but, with limited exceptions, dividends paid by the Company are generally not eligible for taxation at such preferential rates. Prospective stockholders should consult their tax advisors regarding the impact of this legislation on the purchase, ownership and disposition of the Company's common stock.

Medicare Tax on Unearned Income

Recently enacted legislation requires certain U.S. stockholders that are individuals, estates or trusts to pay an additional 3.8% tax on, among other income, dividends on and capital gains from the sale or other disposition of stock for taxable years beginning after December 31, 2012. U.S. stockholders that are individuals, estates or trusts are urged to consult their tax advisors regarding the effect, if any, of this legislation on their ownership and disposition of the Company's common stock.

Foreign Accounts

Federal legislation may impose withholding taxes on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities. Under this legislation, the failure to comply with additional certification, information reporting and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to U.S. stockholders who own shares of the Company's common stock through foreign accounts or foreign intermediaries and certain non-U.S. stockholders. The 30% withholding tax, pursuant to recently finalized Treasury regulations, would be imposed on payments made after December 31, 2013 with respect to dividends on, and after December 31, 2016, with respect to gross proceeds from the sale or other disposition of, the Company's common stock paid to a foreign financial institution or to a foreign entity other than a financial institution, unless (i) the foreign financial institution undertakes certain diligence and reporting obligations or (ii) the foreign entity that is not a financial institution either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. If the payee is a foreign financial institution (that is not otherwise exempt), it must either enter into an agreement with the U.S. Treasury Department requiring, among other things, that it undertake to identify accounts held by certain United States persons or United States-owned foreign entities, annually report certain information about such accounts, and withhold 30% on payments to account holders whose actions prevent it from complying with these reporting and other requirements, or in the case of a foreign financial institution that is resident in a jurisdiction that has entered into an intergovernmental agreement to implement this legislation, comply with the revised diligence and reporting obligations of such intergovernmental agreement. Prospective investors should consult their tax advisors regarding this legislation.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2012.

Item 11.  Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2012.

Item 14.  Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company's 2013 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2012.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

Reference is made to the "Index To Consolidated Financial Statements and Financial Statement Schedules" on page F-1 of this Annual Report on Form 10-K and the consolidated financial statements included herein, beginning on page F-2.

(a)(3) Exhibits

2.1	Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor (1)

3.1	Articles of Amendment and Restatement(1)

3.2	Bylaws(1)

4.1	Specimen Unit Certificate(2)

4.2	Specimen Common Stock Certificate(2)

4.3	Specimen Warrant Certificate(2)

4.4	Form of Warrant Agreement, between Continental Stock Transfer & Trust Company and NRDC Acquisition Corp.(14)

4.5	Supplement and Amendment to Warrant Agreement, by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated October 20, 2009(2)

4.6	Letter Agreement, dated December 11, 2012, between Opportunity Investments Corp. and Computershare Trust Company, NA. (13)

10.1	Employment Agreement, by and between NRDC Acquisition Corp. and Stuart Tanz, dated as of October 20, 2009(2)

10.2	Corporate Opportunity Agreement, by and between NRDC Acquisition Corp. and Robert C. Baker, dated as of October 20, 2009(2)

10.3	Corporate Opportunity Agreement, by and between NRDC Acquisition Corp. and William L. Mack, dated as of October 20, 2009(2)

10.4	2009 Equity Incentive Plan(9)

10.5	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan(2)

10.6	Form of Option Award Agreement under 2009 Equity Incentive Plan(2)

10.7	Employment Agreement, by and between Retail Opportunity Investment Corp. and Richard K. Schoebel, dated as of December 9, 2009(3)

10.8	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and Richard K. Schoebel, dated as of December 9, 2009(3)

10.9	Option Award Agreement, by and between Retail Opportunity Investments Corp. and Richard K. Schoebel, dated as of December 9, 2009(3)

10.10
ATM Equity OfferingSM Sales Agreement dated June 23, 2011 by and among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Retail Opportunity Investments Partnership, LP and Retail Opportunity Investments Corp. (4)

10.11
Credit Agreement, dated as of September 20, 2011, among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank, National Association, as Administrative Agent and L/C Issuer, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank, National Association, as Co-Documentation Agents, and the other lenders party. (5)

10.12
Term Loan Agreement, dated as of September 20, 2011, among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank, National Association, as Administrative Agent, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto. (5)

10.13
Underwriting Agreement, dated December 1, 2011, among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several underwriters named therein thereto. (6)

10.14	Letter Agreement, between Retail Opportunity Investments Corp. and Richard A. Baker, dated April 2, 2012. (10)

10.15
Credit Agreement, dated as of August 29, 2012, among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto. (11)

10.16
Term Loan Agreement, dated as of August 29, 2012, among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto. (11)

10.17	Employment Contract, between Retail Opportunity Investments Corp. and Michael B. Haines, dated November 19, 2012. (12)

16.1	Letter from McGladrey & Pullen, LLP (8)

21.1	List of Subsidiaries of Retail Opportunity Investments Corp.

23.1	Consent of Ernst & Young LLP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications pursuant to Section 1350

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema

101 CAL	XBRL Taxonomy Extension Calculation Database

101 DEF	Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase
________________________
(1)	Incorporated by reference to the Company's current report on Form 8‑K filed on June 2, 2011
(2)	Incorporated by reference to the Company's current report on Form 8‑K filed on October 26, 2009.
(3)	Incorporated by reference to the Company's annual report on Form 10‑K for the fiscal year ended December 31, 2009, filed on March 12, 2010.
(4)	Incorporated by reference to the Company's current report on Form 8‑K filed on June 23, 2011.
(5)	Incorporated by reference to the Company's current report on Form 8‑K filed on September 26, 2011
(6)	Incorporated by reference to the Company's current report on Form 8‑K filed on December 6, 2011
(7)	Incorporated by reference to the Company's annual report on Form 10‑K for the fiscal year ended December 31, 2009, filed on March 12, 2010.
(8)	Incorporated by reference to the Company's current report on Form 8‑K filed on April 1, 2010.
(9)	Incorporated by reference to the Company's Post‑Effective Amendment No. 1 to the Company's registration statement on Form S‑8 filed on June 3, 2011 (File No. 333‑170692).
(10)	Incorporated by reference to the Company's current report on Form 8‑K filed on April 5, 2012
(11)	Incorporated by reference to the Company's current report on Form 8‑K filed on September 5, 2012
(12)	Incorporated by reference to the Company's current report on Form 8‑K filed on November 30, 2012
(13)	Incorporated by reference to the Company's current report on Form 8‑K filed on December 14, 2012
(14)	Incorporated by reference to the Company's current report on Form S-1/A filed on September 7, 2007 (File No. 333-144871)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: February 27, 2013	/s/ Stuart A. Tanz
Stuart A. Tanz
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2013	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 27, 2013	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 27, 2013	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 27, 2013	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 27, 2013	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 27, 2013	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 27, 2013	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 27, 2013	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 27, 2013	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 27, 2013	/s/ Eric S. Zorn
Eric S. Zorn
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Retail Opportunity Investments Corp.

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Opportunity Investments Corp. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Retail Opportunity Investments Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Retail Opportunity Investments Corp.

We have audited Retail Opportunity Investments Corp.'s (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A.  Controls and Procedures – Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Retail Opportunity Investments Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Retail Opportunity Investments Corp. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York

February 27, 2013

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Real Estate Investments:
Land	$283,445,257	$167,191,883
Building and improvements	588,248,338	413,640,527
	871,693,595	580,832,410
Less: accumulated depreciation	32,364,772	14,451,032
	839,328,823	566,381,378
Mortgage notes receivable	10,000,000	10,000,000
Investment in and advances to unconsolidated joint ventures	15,295,223	26,242,514
Real Estate Investments, net	864,624,046	602,623,892
Cash and cash equivalents	4,692,230	34,317,588
Restricted cash	1,700,692	1,230,808
Tenant and other receivables, net	12,455,190	6,895,806
Deposits	2,000,000	500,000
Acquired lease intangible asset, net of accumulated amortization	41,230,616	32,024,153
Prepaid expenses	1,245,778	672,679
Deferred charges, net of accumulated amortization	21,623,474	15,342,132
Other	1,339,501	825,569
Total assets	$950,911,527	$694,432,627

LIABILITIES AND EQUITY
Liabilities:
Term loan	$200,000,000	$110,000,000
Credit facilities	119,000,000	—
Mortgage notes payable	72,689,842	59,905,964
Acquired lease intangibles liability, net of accumulated amortization	57,371,803	46,700,620
Accounts payable and accrued expenses	6,468,580	7,475,283
Tenants' security deposits	2,336,680	1,552,630
Other liabilities	26,502,551	18,309,076
Total liabilities	$484,369,456	243,943,573

Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 52,596,754 and 49,375,738 shares issued and outstanding at December 31, 2012 and 2011	5,260	4,938
Additional paid-in-capital	523,540,268	484,194,434
Accumulated deficit	(38,851,234)	(19,617,877)
Accumulated other comprehensive loss	(18,154,612)	(14,094,830)
Total Retail Opportunity Investments Corp. stockholders' equity	466,539,682	450,486,665
Noncontrolling interests	2,389	2,389
Total equity	466,542,071	450,489,054
Total liabilities and equity	$950,911,527	$694,432,627

The accompanying notes to consolidated financial statements are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	2012	2011	2010
Revenues
Base rents	$59,218,635	$39,581,142	$12,381,427
Recoveries from tenants	14,770,963	10,247,715	2,878,582
Mortgage interest	1,106,089	1,908,655	1,068,960
Total revenues	75,095,687	51,737,512	16,328,969
Operating expenses
Property operating	12,779,758	8,403,771	2,847,701
Property taxes	7,281,213	5,022,544	1,697,200
Depreciation and amortization	29,074,709	21,264,172	6,080,571
General & administrative expenses	13,058,608	9,801,233	8,381,358
Acquisition transaction costs	1,347,611	2,290,838	2,635,675
Total operating expenses	63,541,899	46,782,558	21,642,505
Operating income (loss)	11,553,788	4,954,954	(5,313,536)
Non-operating income (expenses)
Interest expense and other finance expenses	(11,379,857)	(6,225,084)	(324,126)
Gain on consolidation of JV	2,144,696	—	—
Gain on bargain purchase	3,864,145	9,449,059	2,216,824
Equity in earnings from unconsolidated joint ventures	1,697,980	1,458,249	38,013
Interest income	11,861	19,143	1,108,507
Other income	—	—	1,873,398
Net income (loss) attributable to Retail Opportunity Investments Corp.	$7,892,613	$9,656,321	$(400,921)
Basic income (loss) per share	$0.15	$0.23	$(0.01)
Diluted income (loss) per share	$0.15	$0.23	$(0.01)

Comprehensive income (loss):
Net income (loss) attributable to Retail Opportunity Investments Corp.	$7,892,613	$9,656,321	$(400,921)
Other comprehensive loss:
Unrealized loss on swap derivative	(4,059,782)	(13,576,912)	(517,918)
Total other comprehensive loss	(4,059,782)	(13,576,912)	(517,918)
Total Comprehensive income (loss)	$3,832,831	$(3,920,591)	$(918,839)

The accompanying notes to consolidated financial statements are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non- controlling interests	Equity
Balance at December 31, 2009	41,569,675	$4,156	$403,184,312	$(4,993,693)	$—	$—	$398,194,775
Shares issued under the 2009 Plan	73,667	9	—	—	—	—	9
Repurchase of common stock	(5,242)	(1)	(50,904)	—	—	—	(50,905)
Compensation expense related to options granted	—	—	160,453	—	—	—	160,453
Compensation expense related to restricted stock grants	—	—	769,675	—	—	—	769,675
Registration expenditures	—	—	(147,761)	—	—	—	(147,761)
Cash dividends ($.18 per share)	—	—	—	(7,486,226)	—	—	(7,486,226)
Contributions	—	—	—	—	—	2,389	2,389
Net loss attributable to Retail Opportunity Investments Corp.	—	—	—	(400,921)	—	—	(400,921)
Other comprehensive losstive	—	—	—	—	(517,918)	—	(517,918)
Balance at December 31, 2010	41,638,100	4,164	403,915,775	(12,880,840)	(517,918)	2,389	390,523,570
Shares issued under the 2009 Plan	151,135	15	—	—	—	—	15
Repurchase of common stock	(20,297)	(2)	(235,544)	—	—	—	(235,546)
Compensation expense related to options granted	—	—	228,204	—	—	—	228,204
Compensation expense related to restricted stock grants	—	—	1,957,718	—	—	—	1,957,718
Proceeds from the sale of stock	7,606,800	761	82,599,749	—	—	—	82,600,510
Registration expenditures	—	—	(4,271,468)	—	—	—	(4,271,468)
Cash dividends ($.39 per share)	—	—	—	(16,349,970)	—	—	(16,349,970)
Dividends payable to officers	—	—	—	(43,388)	—	—	(43,388)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	9,656,321	—	—	9,656,321
Other comprehensive loss	—	—	—	—	(13,576,912)	—	(13,576,912)
Balance at December 31, 2011	49,375,738	4,938	484,194,434	(19,617,877)	(14,094,830)	2,389	450,489,054
Shares issued under the 2009 Plan	224,067	22	—	—	—	—	22
Repurchase of common stock	(55,496)	(6)	(708,170)	—	—	—	(708,176)
Compensation expense related to options granted	—	—	261,957	—	—	—	261,957
Compensation expense related to restricted stock grants	—	—	3,131,482	—	—	—	3,131,482
Proceeds from the sale of stock	3,051,445	306	37,811,352	—	—	—	37,811,658
Registration expenditures	—	—	(1,162,787)	—	—	—	(1,162,787)
Exercise of Warrants	1,000	—	12,000	—	—	—	12,000
Cash dividends ($.53 per share)	—	—	—	(27,057,495)	—	—	(27,057,495)
Dividends payable to officers	—	—	—	(68,475)	—	—	(68,475)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	7,892,613	—	—	7,892,613
Other comprehensive loss	—	—	—	—	(4,059,782)	—	(4,059,782)
Balance at December 31, 2012	52,596,754	$5,260	$523,540,268	$(38,851,234)	$(18,154,612)	$2,389	$466,542,071

The accompanying notes to consolidated financial statements are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,892,613	$9,656,321	$(400,921)
Adjustments to reconcile net income (loss) to cash provided by(used in) operating activities:
Depreciation and amortization	29,074,709	21,264,172	6,080,571
Amortization of deferred financing costs and mortgage premium	494,843	156,575	(220,293)
Gain on consolidation of JV	(2,144,696)	—	—
Gain on bargain purchases	(3,864,145)	(9,449,059)	(2,216,824)
Straight-line rent adjustment	(3,040,510)	(2,733,939)	(1,147,139)
Amortization of above and below-market rent	(3,659,011)	(3,165,657)	(922,941)
Amortization relating to stock based compensation	3,393,439	2,185,922	930,128
Provisions for tenant credit losses	1,160,568	1,146,224	542,312
Equity earned in earnings from unconsolidated joint ventures	(1,697,980)	(1,458,249)	(548,026)
Distribution of cumulative earnings from unconsolidated joint ventures	686,017	1,513,090	390,000
Change in operating assets and liabilities
Mortgage escrows	(225,245)	(159,452)	(267,443)
Tenant and other receivables	(3,679,442)	(3,252,211)	(1,451,054)
Prepaid expenses	(573,099)	125,976	(651,021)
Income taxes receivable	—	—	1,236,375
Due to related party	—	—	(5,556)
Accounts payable and accrued expenses	(1,912,490)	1,729,609	(135,389)
Other asset and liabilities, net	2,814,995	(273,125)	1,092,491
Net cash provided by operating activities	24,720,566	17,286,197	2,305,270
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(255,851,952)	(206,999,678)	(210,720,303)
Investments in mortgage notes receivables	—	(10,000,000)	(66,948,044)
Investments in unconsolidated joint ventures	(735,000)	(19,663,218)	(16,741,343)
Return of capital from unconsolidated joint ventures	8,661,211	18,095,218	—
Proceeds from the repayment of mortgage notes	—	—	9,170,000
Proceeds from the sale of land	—	159,973	—
Improvements to properties	(11,404,098)	(8,014,148)	(1,465,438)
Deposits on real estate acquisitions, net	(2,000,000)	(500,000)	(1,500,000)
Construction escrows and other, net	(244,639)	1,766,905	(2,570,818)
Net used in investing activities	(261,574,478)	(225,154,948)	(290,775,946)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(7,874,618)	(12,276,948)	(131,393)
Proceeds from the draw on revolving credit lines and term loan	209,000,000	140,110,258	—
Payments on revolving credit line	—	(30,110,258)	—
Proceeds from the sale of stock	37,811,658	82,600,510	—
Deferred financing and other costs	(2,792,050)	(2,481,663)	(2,367,615)
Registrations expenditures	(1,162,787)	(3,806,469)	—
Dividends paid to common stockholders	(27,057,495)	(16,349,970)	(7,486,226)
Contributions from consolidated joint venture minority interests, net	—	—	2,389
Common shares issued under the 2009 Plan	22	15	9
Repurchase shares of common stock	(708,176)	(235,546)	(50,905)
Proceeds from exercise of warrants	12,000	—	—
Net cash provided (used in) financing activities	$207,228,554	157,449,929	(10,033,741)
Net (decrease) increase in cash and cash equivalents	(29,625,358)	(50,418,822)	(298,504,417)
Cash and cash equivalents at beginning of period	34,317,588	84,736,410	383,240,827
Cash and cash equivalents at end of period	$4,692,230	$34,317,588	$84,736,410

The accompanying notes to consolidated financial statements are an integral part of these statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1.  Organization, Basis of Presentation and Summary of Significant Accounting Policies

Business

Retail Opportunity Investments Corp. (the "Company") is a fully integrated and self-managed real estate investment trust ("REIT").  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers in the western region of the United States anchored by national and regional supermarkets and drugstores.  The Company refers to the properties it targets for investments as its target assets.

With the approval of its stockholders, the Company reincorporated as a Maryland corporation on June 2, 2011.  The Company began operations as a Delaware corporation, known as NRDC Acquisition Corp., which was incorporated  on July 10, 2007, for the purpose of acquiring assets or operating business through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more assets or control of one or more operating businesses.  On October 20, 2009, the Company's stockholders and warrantholders approved each of the proposals presented at the special meetings of stockholders and warrantholders, respectively, in connection with the transactions contemplated by the Framework Agreement (the "Framework Agreement") the Company entered into on August 7, 2009 with NRDC Capital Management, LLC, which, among other things, set forth the steps to be taken by the Company to continue its business as a corporation that elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010.  The Company is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and the Company conducts substantially all of its business through, its wholly-owned operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "operating partnership"), and its subsidiaries.  The Company elected to be taxed as a REIT for U.S. federal income tax purposes commencing with the year ended December 31, 2010.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements and disclosure requirements. The guidance provides a consistent definition of fair value to ensure fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. This guidance is effective for interim and annual periods beginning on or after December 15, 2011.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with GAAP.  The consolidated financial statements include the accounts and those of its subsidiaries, which are wholly-owned or controlled by the Company.  Entities which the Company does not control through its voting interest and entities which are variable interest entities ("VIEs"), but where it is not the primary beneficiary, are accounted for under the equity method.  All significant intercompany balances and transactions have been eliminated.

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

Federal Income Taxes

Commencing with the Company's taxable year ended December 31, 2010, the Company elected to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the "Code").  Under those sections, a REIT that, among other things, distributes at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.

Although it may qualify as a REIT for U.S. federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary ("TRS") is fully subject to U.S. federal, state and local income taxes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. The statute of limitations for tax years 2009, 2010 and 2011 are still open for examination by the Internal Revenue Service ("IRS") and state taxing authorities.  For tax years 2007 and 2008, the statue of limitations was extended until December 31, 2012, and has since expired. During the year ended December 31, 2011, the IRS conducted an examination of the Company's 2009 federal tax return.  During the year ended December 31, 2012 the Company reached a settlement with the IRS in which the Company paid to the IRS approximately $122,000.                           .

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the twelve months ended December 31, 2012 and 2011, capitalized costs related to the improvements or replacement of real estate properties were approximately $12.2 million and $8.3 million, respectively.

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

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the twelve months ended December 31, 2012, 2011 and 2010 of approximately $1.3 million, $2.3 million and $2.6 million, respectively.

Regarding the Company's 2012 property acquisitions (see Note 2), the fair values of in-place leases and other intangibles have been allocated to intangible assets and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that there are any indicators of impairment that exist on the Company's real estate investments at December 31, 2012.

The Company reviews its investments in its unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the carrying value of the Company's unconsolidated joint venture was impaired at December 31, 2012. Management does not believe that there are any indicators of impairment that exist on the Company's unconsolidated joint venture at December 31, 2012.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at December 31, 2012 and December 31, 2011 was approximately $3.2 million and $2.1 million, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $9.1 million and $4.7 million, as of December 31, 2012 and 2011, respectively.

The unamortized balances of deferred charges that will be charged to future operations are as follows:

	Lease origination costs	Financing costs	Total
2013	$3,581,090	$1,393,371	$4,974,461
2014	3,007,911	1,383,042	4,390,953
2015	2,380,429	1,218,500	3,598,929
2016	1,756,353	872,196	2,628,549
2017	1,207,398	297,836	1,505,234
Thereafter	4,522,450	2,898	4,525,348
	$16,455,631	$5,167,843	$21,623,474

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

During the year ended December 31, 2012, the effect of approximately 41,400,000 warrants to purchase the Company's common stock  (the "Public Warrants") issued in connection with the Company's initial public offering (the "IPO"), and the 8,000,000 warrants (the "Private Placement Warrants") purchased by NRDC Capital Management, LLC simultaneously with the consummation of the IPO were included in the calculation of diluted EPS since the weighted average share price was greater than the exercise price during this period.  During the years ended December 31, 2011 and 2010, the effect of the 41,400,000 Public Warrants and the 8,000,000 Private Placement Warrants were not included in the calculation of diluted EPS since the weighted average share price was less than the exercise price during these periods.

For the years ended December 31, 2012, 2011 and 2010, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. During the year ended December 31, 2012, the Company had 443,935 weighted average unvested restricted shares outstanding. The performance based restricted stock grants awarded under the 2009 Plan described in Note 8 are excluded from the basic EPS calculation, as these units are not participating securities.

The following table sets forth the reconciliation between basic and diluted EPS:

	For the year ended December 31,
	2012	2011	2010
Numerator:
Net Income(loss) attributable to Retail Opportunity Investments Corp.	$7,892,613	$9,656,321	$(400,921)
Less, earnings allocated to unvested shares	(213,361)	—	—
Net income available for common shareholders, basic and diluted	$7,679,252	$9,656,321	$(400,921)

Denominator:
Denominator for basic EPS – weighted average common shares	51,059,408	42,477,007	41,582,401
Warrants	1,165,663	—	—
Restricted stock awards-Performance-based	95,466	35,878	—
Stock Options	50,631	13,403	—
Denominator for diluted EPS – weighted average common equivalent shares	52,371,168	42,526,288	41,582,401

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

Cash Flows

Supplemental Consolidated Statements of Cash Flow Information	For the Year Ended December 31,
	2012	2011	2010
Supplemental disclosure of cash activities:
Cash paid for Federal and New York state income taxes	$310,406	$85,075	$—
Interest paid	10,910,587	5,961,651	379,074
Other non-cash investing and financing activities:
Intangible lease liabilities	16,280,503	30,684,243	22,404,932
Assumed Mortgages	19,668,352	29,912,371	40,545,618
Transfer of equity investment in property to real estate investment	4,008,350	—	—
Accrued interest rate swap liabilities	4,156,096	13,338,502	517,918
Accrued real estate improvement costs	837,312	252,189	260,364
Accrued financing costs and other	—	—	152,028

2.  Real Estate Investments

The following real estate investment transactions occurred during the year ended December 31, 2012.

Property Acquisitions

On February 16, 2012, the Company acquired a shopping center in Marysville, Washington, within the Seattle metropolitan area ("Gateway Shopping Center") for a purchase price of approximately $29.4 million.  The Gateway Shopping Center is anchored by WinCo Foods (NAP), Rite Aid and Ross Dress for Less. On December 10, 2012, the Company acquired a contiguous parcel occupied by a single tenant that was developed by the seller for a purchase price of $2.1 million.  The property and the additional parcel were acquired with cash.

On March 29, 2012, the Company acquired a shopping center in San Diego, California ("Euclid Plaza") for a purchase price of approximately $15.9 million. Euclid Plaza is anchored by a Vallarta Supermarket and Walgreens. The property was acquired with cash of approximately $7.5 million and the assumption of an existing mortgage of approximately $8.4 million.

On April 2, 2012, the Company acquired a mortgage note from a bank for an aggregate purchase price of $8.4 million in cash. The note was secured by a shopping center located in Cameron Park, California, within the Sacramento metropolitan area (“Green Valley Station”).  At the time of closing on the note, the borrower was in default since April 2009, having failed to repay the loan upon maturity of the note. On June 8, 2012, the Company entered into a deed in lieu of foreclosure agreement (the “Green Valley Station Agreement”) with the borrower to acquire Green Valley Station. Pursuant to the Green Valley Station Agreement, the Company, as the holder of the note, agreed not to bring any action against the borrower or the guarantors, subject to certain exceptions, and the borrowers agreed to transfer Green Valley Station to the Company.  The conveyance was completed on June 18, 2012.  Green Valley Station is a neighborhood shopping center that is anchored by CVS Pharmacy. The Company recorded a bargain purchase gain of approximately $3.2 million when determining the fair value of the property at the time of the purchase.

On May 3, 2012, the Company acquired a shopping center in Shoreline, Washington, within the Seattle metropolitan area ("Aurora Square") for a purchase price of approximately $4.2 million. Aurora Square is anchored by a Central Supermarkets. The property was acquired with cash.

On May 4, 2012, the Company acquired a shopping center in Foster City, California, within the San Francisco Bay Area ("Marlin Cove") for a purchase price of approximately $17.4 million. Marlin Cove is anchored by a 99 Ranch Supermarket. The property was acquired with cash.

On May 25, 2012, the Company acquired a mortgage note from a special servicer for an aggregate purchase price of $19.3 million in cash. The note was secured by a shopping center located in Oxnard, California, within the Los Angeles metropolitan area (“Seabridge Marketplace”).  At the time of closing on the note, the borrower was in default, having failed to meet debt service payments since February, 2012. On May 29, 2012, the Company entered into a real estate purchase, sale, and conveyance in lieu of foreclosure agreement (the “Seabridge Marketplace Agreement”) with the borrower to acquire Seabridge Marketplace. Pursuant to the Seabridge Marketplace Agreement, the Company, as the holder of the note, agreed not to bring any action against the borrower or the guarantors, subject to certain exceptions, and the borrowers agreed to transfer Seabridge Marketplace to the Company.  The conveyance was completed on May 31, 2012. Seabridge Marketplace is a shopping center that is anchored by Safeway (Vons) Supermarket.  The Company recorded a bargain purchase gain of approximately $622,000 when determining the fair value of the property at the time of the purchase.

On July 24, 2012, the Company acquired a shopping center in Novato, California, within the San Francisco metropolitan area (“Village at Novato”) for a purchase price of $10.5 million. The Village at Novato is anchored by Traders Joe’s. Included in the acquisition is an adjacent parcel entitled to additional retail space.   The property was acquired with cash.

On August 1, 2012, the Company acquired a shopping center in Glendora, California, within the Los Angeles metropolitan area (“Glendora Shopping Center”) for a purchase price of $14.9 million. Glendora Shopping Center is anchored by Albertson’s Supermarket.  The property was acquired with cash.

On August 1, 2012, the Company acquired the remaining interest in Wilsonville Old Town Square from its joint venture partner for approximately $1.6 million and paid off an existing $13.3 million construction loan securing the property. The property is a newly developed shopping center that is anchored by Kroger (Fred Meyer) (NAP). The property is located in Wilsonville, Oregon, within the Portland metropolitan area. The purchase of the remaining interest and the loan repayment were funded with cash. The Company recorded a gain of approximately $2.1 million when determining the fair value of the property at the time of the purchase of the remaining interest in the property.

On October 5, 2012, the Company acquired a shopping center in San Diego, California, (“Bay Plaza”) for a purchase price of $21.6 million. Bay Plaza is anchored by Seafood City Supermarket.  The property was acquired with cash.

On November 8, 2012, the Company acquired a shopping center in San Jose, California ("Santa Teresa Village") for a purchase price of approximately $31.6 million. Santa Teresa Village is anchored by Raley’s (Nob Hill) Supermarket and Ace hardware. The property was acquired with cash of approximately $20.4 million and the assumption of an existing mortgage of approximately $11.2 million.

On December 4, 2012, the Company acquired a shopping center in Cypress, California, located in Orange County (“Cypress Center West”) for a purchase price of $27.6 million. Cypress West Center is anchored by Kroger (Ralph’s Supermarket) and Rite Aid.  The property was acquired with cash.

On December 27, 2012, the Company acquired a shopping center in Redondo Beach, California, within the Los Angeles metropolitan area (“Redondo Beach Plaza”) for a purchase price of $30.8 million. Redondo Beach Plaza is anchored by Safeway (Von’s) Supermarket.  The property was acquired with cash.

On December 27, 2012, the Company acquired a shopping center in Garden Grove, California, in Orange County (“Harbor Place Center”) for a purchase price of $27.8 million. Harbor Place Center is anchored by Albertson’s and Ross Dress for Less.  Albertson's is no longer operating at the shopping center. ROIC is currently in advanced discussions with several national retailers regarding the Albertson's space. The property was acquired with cash.

The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy.

The financial information set forth below summarizes the Company's preliminary purchase price allocation for the properties acquired during the year ended December 31, 2012 and the final purchase price allocation for the properties acquired during the year ended December 31, 2011.

	December 31, 2012	December 31, 2011
ASSETS
Land	$116,253,370	$81,695,190
Building and improvements	162,343,788	218,940,910
Acquired lease intangible asset	19,273,018	23,558,124
Deferred charges	6,286,558	5,906,930
Assets acquired	$304,156,734	$330,101,154
Acquired lease intangible liability	16,280,503	$30,684,243
Mortgage notes assumed	21,507,622	30,851,283
Liabilities assumed	$37,788,125	$61,535,526

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the year ended December 31, 2012 and 2011, adjusted to give effect of these transactions at the beginning of 2011.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Statement of operations:
Revenues	$89,946,545	$89,952,324
Property operating and other expenses	36,880,203	35,004,536
Depreciation and amortization	33,787,644	35,731,477
Net income attributable to Retail Opportunity Investments Corp.	$19,278,698	$19,216,311

The following table summarizes the operating results included in the Company's historical consolidated statement of operations for the years ended December 31, 2012 and 2011, for the properties acquired during the years ended December 31, 2012 and 2011.

Statement of operations:	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues	$38,522,610	$18,754,179
Property operating and other expenses	1,146,368	4,997,068
Depreciation and amortization	1,189,900	9,295,157
Net income attributable to Retail Opportunity Investments Corp.	$36,186,342	$4,461,954

Mortgage Notes Receivable

The Company holds a $10.0 million second mortgage loan to the joint venture that owns the Crossroads Shopping Center.  The Company owns a 49% equity interest in the joint venture.  The interest due on the loan is 8% per annum and matures on September 1, 2015, which is coterminous with the existing first mortgage.

Unconsolidated Joint Ventures

At December 31, 2012 and December 31, 2011, investments in and advances to unconsolidated joint ventures consisted of the following (with the Company's ownership percentage in parentheses).

	December 31, 2012	December 31, 2011
Wilsonville OTS LLC (100% on 8/1/2012 ,95% at 12/31/2011)	$—	$4,584,496
Crossroads Shopping Center (49%)	15,295,223	13,780,018
Mortgage note receivable secured by Riverside Plaza (50%)	—	7,878,000
Total	$15,295,223	$26,242,514

On August 1, 2012, the Company acquired the remaining interest in Wilsonville Old Town Square from its joint venture partner for approximately $1.6 million and paid off an existing $13.3 million construction loan securing the property. Upon the acquisition of the remaining interest in the property the Company reclassified approximately $4.0 million from Investment in and advances to unconsolidated joint ventures to Real estate investments in the accompanying consolidated balance sheet. The Company recorded a gain of approximately $2.1 million when determining the fair value of the property at the time of the purchase of the remaining interest in the property. The purchase of the remaining interest and the loan repayment were funded with cash.

On September 20, 2012, the Company was repaid $7.8 million, representing its full B-note participation in a first mortgage secured by Riverside Plaza Shopping Center. The Company previously acquired its interest from John Hancock Life Insurance Company through a 50/50 joint venture with Winthrop Realty Trust.

The Company has no material contractual capital contribution commitments to its joint venture.

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

3.  Acquired Lease Intangibles

For the years ended December 31, 2012, 2011 and 2010, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities was $3.7 million, $3.2 million and $0.9 million respectively, which amounts are included in base rents in the accompanying consolidated statements of operations.  During the year ended December 31, 2011, the Company wrote off $1.1 million representing the fair value allocated to the below-market rental renewal options of a tenant that did not exercise its renewal option.  The amount written off resulted in an increase in base rents in the accompanying consolidated statements of operations and is included in the $3.2 million stated above. The Company did not have any such write-offs during the years ended 2012 and 2010.

The scheduled amortization of acquired lease intangible assets as of December 31, 2012 is as follows:

Year ending December 31:
2013	$9,837,464
2014	7,619,452
2015	5,595,844
2016	4,050,123
2017	3,040,326
Thereafter	11,087,407
$41,230,616

The scheduled amortization of acquired lease intangible liabilities as of December 31, 2012 is as follows:

Year ending December 31:
2013	$7,057,525
2014	5,888,072
2015	4,571,793
2016	3,538,773
2017	3,002,397
Thereafter	33,313,243
$57,371,803

4.  Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants' sales volume.

Minimum future rentals to be received under non-cancellable leases for shopping centers as of December 31, 2012 are summarized as follows:

2013	$64,286,477
2014	58,919,773
2015	51,867,809
2016	43,809,736
2017	35,773,786
Thereafter	200,885,635
$455,543,216

5.  Mortgage Notes Payable and Credit Facilities

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at December 31, 2012 and December 31, 2011, respectively, were as follows:

Property	Maturity Date	Interest Rate	December 31, 2012	December 31, 2011
Cascade Summit Town Square	July 2012	7.25%	$-	$6,894,650
Gateway Village I	February 2014	5.58%	6,718,119	6,868,492
Gateway Village II	May 2014	5.73%	6,872,265	7,019,258
Euclid Plaza	November 2014	5.23%	8,329,824	—
Country Club Gate	January 2015	5.04%	12,477,997	12,705,857
Renaissance Towne Center	June 2015	5.13%	16,760,383	17,014,883
Gateway Village III	July 2016	6.10%	7,460,907	7,546,509
Santa Teresa Village	February 2018	6.20%	11,223,888	—
			$69,843,383	$58,049,649
Mortgage Premium			2,846,459	1,856,315
Total mortgage notes payable			$72,689,842	$59,905,964

The combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows:

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2013	$—	$1,272,891	$998,823	$2,271,714
2014	21,184,510	1,090,567	769,644	23,044,721
2015	28,016,855	493,355	433,915	28,944,125
2016	7,120,172	278,277	330,306	7,728,755
2017	—	247,556	288,629	536,185
Thereafter	10,034,974	104,226	25,142	10,164,342
	$66,356,511	$3,486,872	$2,846,459	$72,689,842

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

On November 8, 2012, the Company assumed an existing mortgage loan with an outstanding principal balance of approximately $11.2 million as part of the acquisition of Santa Teresa Village.  The Santa Teresa Village loan bears interest at a rate of 6.20% per annum and has a maturity date of February 2018.  The fair market value of the mortgage note was $12.8 million at the time it was assumed.

Credit Facilities

On August 29, 2012, the Company entered into a revised credit facility with KeyBank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A. as Syndication Agent, PNC Bank, National Association and U.S. Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed, among other changes to increase the senior unsecured revolving credit facility to $200.0 million, with a letter of credit sub-limit of up to 20% of the then-current aggregate commitments.  The credit facility also provides that the Company may from time to time request increased aggregate commitments of $100.0 million under certain conditions set forth in the credit facility, including the consent of the lenders for the additional commitments.  The initial maturity date of the credit facility is August 29, 2016, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions, including payment of an extension fee to the credit facility administrative agent in an amount equal to 0.25% multiplied by the aggregate commitments to be shared pro rata among the lenders thereto.

On August 29, 2012, the Company entered into a revised term loan agreement with KeyBank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, PNC Bank, National Association, and U.S. Bank, National Association, as Co-Documentation Agents, and the other lenders party thereto, under which the lenders agreed among other changes to increase the senior unsecured term loan facility to $200.0 million.  The term loan also provides that the Company may from time to time request increased aggregate commitments of $100.0 million under certain conditions set forth in the term loan, including the consent of the lenders for the additional commitments.  The maturity date of the term loan is August 29, 2017.

Borrowings under the credit facility and term loan agreements (collectively, the “loan agreements”) bear interest on the outstanding principal amount at a rate equal to, prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate").  From, and after the time the Company obtains an investment grade rating from at least two rating agencies, borrowings under the loan agreements will bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  The Company is obligated to pay (i) prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an unused fee of  (a) 0.35% of the undrawn balance if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, (ii) from and after such time as the Company has obtained an investment grade rating from at least two rating agencies, a facility fee at a facility fee rate based on the credit rating level of the Company, and (iii) a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the  agreements.  The agreements contain certain representations, financial and other covenants typical for these types of facilities.  The Company's ability to borrow under the loan agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at December 31, 2012.

As of December 31, 2012, $200.0 million and $119.0 million were outstanding under the term loan and credit facility, respectively.  The average interest rate on the term loan and credit facility during the twelve months ended December 31, 2012 was 1.8%.  The Company had $80.5 million available to borrow under the credit facility at December 31, 2012. The Company had no available borrowings under the term loan at December 31, 2012.

In connection with the revised credit facility and term loan the Company incurred approximately $2.3 million of deferred financing costs which are being amortized over the term of the revised credit facility and term loan.

6.  Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of December 31, 2012 and 2011, there were no shares of preferred stock outstanding.

7.  Common Stock and Warrants

During the year ended December 31, 2011, the Company entered into an ATM Equity Offering SM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock, par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the year ended December 31, 2012 and 2011 the Company sold 3,051,445 and 131,800 shares respectively, under the sales agreement, which resulted in gross proceeds of approximately $37.8 million and $1.5 million, respectively and commissions of approximately $657,700 and $29,900, respectively,  paid to the agent. At December 31, 2012, the Company had sold since the inception of the plan a total of 3,183,245 shares under the sales agreement, which resulted in gross proceeds of approximately $39.3 million and commissions of approximately $687,600 paid to the agent.

Simultaneously with the consummation of the IPO, NRDC Capital Management, LLC purchased 8,000,000 Private Placement Warrants at a purchase price of $1.00 per warrant.  The Private Placement Warrants were identical to the Public Warrants except that the Private Placement Warrants are exercisable on a cashless basis as long as they are still held by NRDC Capital Management, LLC or its members, members of its members’ immediate family or their controlled affiliates. The purchase price of the Private Placement Warrants approximated the fair value of such warrants at the purchase date.

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

•
The price at which the Company's common stock must trade before the Company is able to redeem the Private Placement Warrants is (x) $22.00, for as long as they are held by the NRDC Capital Management, LLC or its members, members of its members' immediate families or their controlled affiliates, otherwise (y) $18.75.

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

During the year ended December 31, 2012, 1,000 public warrants were exercised and converted to Common shares.

Subsequent to year end NRDC Capital Management, LLC, exercised all of their 8,000,000 warrants, exercisable for ROIC's Common Stock at an exercise price of $12.00 per share. The Sponsor exercised the warrants on a cashless basis and ROIC issued 688,500 shares to the Sponsor.

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

Restricted Stock

During the year ended December 31, 2012, the Company awarded 351,000 shares of restricted common stock under the 2009 Plan of which 116,250 shares are performance-based grants and the remainder of the shares are time based grants.  The performance-based grants vest in three equal annual tranches, depending on the Company achieving an 7% total return to shareholders, or exceeding the top one-third of a certain peer group of companies over a three-year period from January 1, 2012, through  January 1, 2015.  An independent appraisal company determined the value of the performance-based grants to be $8.72 per share, compared to a market price of the Company’s common stock at the date of grant of $12.04.

As of December 31, 2012, there remained a total of $2.9 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 2.3 years (irrespective of achievement of the performance conditions). For the years ended December 31, 2012, 2011 and 2010, amounts charged to compensation expense totaled approximately $3.1 million, $2.0 million and $769,700, respectively.

A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2012, and changes during the year ended December 31, 2012 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	286,198	$10.30
Granted	351,000	10.99
Vested	(224,067)	10.42
Forfeited	(21,867)	10.76
Non-vested at December 31, 2012	391,264	$10.48

A summary of the status of the Company's non-vested restricted stock awards as of December 31, 2011, and changes during the year ended December 31, 2011 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	161,333	$10.27
Granted	276,000	10.31
Vested	(151,135)	10.27
Forfeited	—	—
Non-vested at December 31, 2011	286,198	$10.30

Stock Options

During the year ended December 31, 2012, the Company awarded a total of 49,500 options to purchase shares under the 2009 Plan.  The Company has used the Monte Carlo method for purposes of estimating the fair value in determining compensation expense for the options that were granted during the year ended December 31, 2012.  The assumption for expected volatility has a significant effect on the grant fair value.  Volatility is determined based on the historical volatilities of REITs similar to the Company.  The Company used the simplified method to determine the expected life which is calculated as an average of the vesting period and the contractual term.  The fair value for the options awarded by the Company during the year ended December 31, 2012, was estimated at the date of the grant using the following weighted-average assumptions.

Year Ended December 31, 2012
Average volatility	30.0%
Expected dividends	$0.15
Expected life (in years)	6.0
Risk-free interest rate	1.30%

A summary of options activity as of December 31, 2012, and changes during the year ended December 31, 2012 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	337,000	$10.44
Granted	49,500	12.34
Exercised	—	—
Forfeited	(2,500)	10.88
Expired	—	—
Outstanding at December 31, 2012	384,000	$10.68
Exercisable at December 31, 2012	291,167	$10.40

A summary of options activity as of December 31, 2011, and changes during the year ended December 31, 2011 are presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	235,000	$10.25
Granted	102,000	10.88
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2011	337,000	$10.44
Exercisable at December 31, 2011	157,933	$10.53

For the years ended December 31, 2012, 2011 and 2010, the amounts charged to expense totalled approximately $262,000, $228,000 and $160,500, respectively. The total unearned compensation at December 31, 2012, was approximately $169,000.  The options vest over a weighted average period of 1.3 years.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the "401K Plan"), which permits eligible employees to defer a portion of their compensation in accordance with the Code.  Under the 401K Plan, the Company made matching contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $17,000 and $12,000 for the years ended December 31, 2012 and 2011, respectively.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the revolving credit facility and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.  Mortgage notes receivables were recorded at the actual purchase price.  Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $75.5 million with an interest rate range of 3.3% to 4.8% and the weighted average interest rate of 4.6% as of December 31, 2012. These fair value measurements fall within level 3 of the fair value hierarchy.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2012.  Although the Company is not aware of any factors that would significantly affect the reasonable fair value amount, such amount have not been comprehensively re-valued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

During the year ended December 31, 2010, the Company entered into a $50.0 million forward starting interest rate swap with PNC Bank, N.A.  The forward starting swap is being used to hedge the variable cash flows associated with the Company's variable-rate debt.  The swap was effective on July 1, 2011 and has a maturity date of July 1, 2018.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.  During the year ended December 31, 2012, the Company realized no ineffectiveness as a result of the hedging relationship.

During the year ended December 31, 2011, the Company entered into a $50.0 million forward starting interest rate swap with Bank of Montreal.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is issued by March 1, 2015.  The swap has a maturity date of April 1, 2019.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings. During the year ended December 31, 2012, the Company realized approximately $8,000 of ineffectiveness as a result of the hedging relationship.

During the year ended December 31, 2011, the Company entered into a $25.0 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between April 2, 2012 and April 2, 2019.  The swap has a maturity date of April 2, 2019.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings. During the year ended December 31, 2012, the Company realized no ineffectiveness as a result of the hedging relationship.

On May 31, 2012, the Company entered into a $25.0 million forward starting interest rate swap with Royal Bank of Canada.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between April 1, 2013 and April 3, 2023.  The swap has a maturity date of April 3, 2023.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings. During the year ended December 31, 2012, the Company realized no ineffectiveness as a result of the hedging relationship.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2012 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2012

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$(18,012,516)	$—	$(18,012,516)

Assets and Liabilities Measured at Fair Value on a Recurring Basis at December 31, 2011

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets
Derivative financial instruments	$—	$—	$—	$—
Liabilities
Derivative financial instruments	$—	$(13,856,420)	$—	$(13,856,420)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $4.6 million will be reclassified as an increase to interest expense.

As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of instruments	Notional
Interest rate swap	5	$175,000,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of December 31, 2012 and December 31, 2011, respectively:

Derivatives designed as hedging instruments	Balance sheet location	December 31, 2012 Fair Value (liability)	December 31, 2011 Fair Value (liability)
Interest rate products	Other liabilities	$(18,012,516)	$(13,856,420)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2012, 2011, and 2010 respectively.    Amounts reclassified from other comprehensive income due to ineffectiveness are recognized as interest expense.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Amount of gain (loss) recognized in OCI on derivative	$(7,859,264)	$(14,657,235)	$(517,918)
Amount of gain (loss) reclassified from accumulated OCI into interest	$3,799,482	$1,080,323	$—
Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$(7,534)	$(12,296)	$—

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

The Company maintains an office in White Plains, New York, which it leases from a third party.  The terms of the lease will expire in February 2014.  Future minimum rents payable under the terms of the lease, amount to approximately $63,800, and $10,640, during the years 2013 and 2014, respectively. Upon the relocation of the Company’s corporate headquarters to San Diego, the Company will expense these costs as incurred through the end of the lease term.

12.  Related Party Transactions

The Company had entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, an entity wholly owned by four of the Company's current and former directors.  Pursuant to the Transitional Shared Facilities and Services Agreement, NRDC Real Estate Advisors, LLC provided the Company with access to, among other things, their information technology and office space.  On October 31, 2011 this agreement expired.  For the years ended December 31, 2011 and 2010 the Company incurred $75,000 and $90,000, respectively, of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations. The Company did not incur any expenses relating to this agreement during the year ended December 31, 2012.

In May 2010, the Company had entered into a Shared Facilities and Service Agreement effective January 1, 2010 with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement, the Company was provided the use of office space and other resources for a monthly fee of $1,938.  The agreement was terminated on October 31, 2011 due to the relocation of office space. For the years ended December 31, 2011 and 2010 the Company incurred approximately $19,400 and $23,300, respectively, of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations. The Company did not incur any expenses relating to this agreement during the year ended December 31, 2012, since the agreement was terminated on October 31, 2011.

In August 2011, the Company entered into two lease agreements effective July 1, 2011, with an officer of the Company.  Pursuant to the lease agreements, the Company is provided the use of storage space for a monthly fee of $790.  For the years ended December 31, 2012 and 2011, the Company incurred approximately $9,500 and $4,700, respectively, of expenses relating to the agreements which were included in general and administrative expenses in the accompanying consolidated statements of operations.

13.  Corporate office relocation

On August 2, 2012, the Company announced the relocation of its corporate headquarters from White Plains, New York to San Diego, California.  The Company also announced that as a consequence of the relocation John B. Roche, the Company’s former Chief Financial Officer, elected not to remain with the Company which was effective December 1, 2012. Consequently, the Company and Mr. Roche agreed to set the date of Mr. Roche's departure for December 1, 2012.  Under his employment agreement, Mr. Roche was entitled to receive a lump sum payment, within 30 days of his departure, equal to (i) $2,048,000, which is equal to (x) two times his annual salary and (y) two times the average of his annual bonuses awarded for the last two years immediately preceding the year of his departure, (ii) $18,000, which represents Mr. Roche's automobile allowance for one year and (iii) any of Mr. Roche's annual salary, annual bonus and other benefits which was both earned and accrued prior to the date of termination.  In addition to the foregoing, all outstanding unvested equity-based incentives and awards granted to Mr. Roche were vested and became free from restrictions and are exercisable in accordance with the terms of the equity-based incentive and award agreements. In connection with the corporate office relocation the Company incurred approximately $2.8 million in moving costs inclusive of the costs incurred for John Roche as described above. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

Effective December 1, 2012, the Company appointed Michael B. Haines as the Company’s Chief Financial Officer.

14.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 are as follows (in thousands, except per share data):

	Year Ended December 31, 2012 Quarter Ended				Year Ended December 31, 2011 Quarter Ended
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
Revenues	$16,648	$18,118	$18,889	$21,441	$10,041	$11,494	$13,555	$16,647
Net income (loss) attributable to Retail Opportunity Investments Corp	$1,127	$4,425	$2,619	$(278)	$6,180	$698	$2,544	$234
Basic and diluted (loss) income per share	$0.02	$0.09	$0.05	$(.01)	$0.15	$0.02	$.06	$.01

15.  Subsequent Events

On February 1, 2013, the Company acquired the property known as Diamond Bar Towne Center for a purchase price of $27.4 million.  The property was acquired with cash.

On February 1, 2013, NRDC Capital Management, LLC exercised all of their 8,000,000 warrants, exercisable for the Company’s Common Stock at an exercise price of $12.00 per share. NRDC exercised the warrants on a cashless basis and the Company issued 688,500 shares to NRDC, with an aggregate value of approximately $9.0 million, or $13.13 per share. In addition, to date other warrant holders have exercised 4,547,127 warrants, providing ROIC with approximately $54.6 million of proceeds.

On February 6, 2013, the Company acquired the property known as Bernardo Heights Plaza for a purchase price of $12.5 million.  The property was acquired with cash of approximately $3.6 million and the assumption of an existing mortgage of approximately $8.9 million.

On February 19, 2013, the Company's board of directors declared a cash dividend on its common stock of $0.15 per share, payable on March 29, 2013 to holders of record on March 15, 2013.

RETAIL OPPORTUNITY INVESTMENTS CORP.
SCHEDULE III-REAL ESTATE AND
ACCUMULATED DEPRECIATION
December 31, 2012

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period

			Building &		Building &		Building &		Accumulated	Date of
Description and Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (1)	Acquisition (a)

Paramount Plaza, CA	$-	$6,346,871	$10,274,425	$-	$90,264	$6,346,871	$10,364,689	$16,711,560	$1,004,030	12/22/2009
Santa Ana Downtown Plaza, CA	-	7,895,272	9,890,440	-	210,587	7,895,272	10,101,027	17,996,299	1,030,145	1/26/2010
Meridian Valley Plaza, WA	-	1,880,637	4,794,789	-	565,182	1,880,637	5,359,971	7,240,608	683,035	2/1/2010
Grand Mart Plaza, CA	-	4,530,336	7,206,258	-	379,548	4,530,336	7,585,806	12,116,142	1,008,899	2/2/2010
The Market at Lake Stevens, WA	-	3,086,933	12,397,178	-	196,155	3,086,933	12,593,333	15,680,266	1,075,181	3/16/2010
Norwood Shopping Center, CA	-	3,031,309	11,534,239	-	13,171	3,031,309	11,547,410	14,578,719	1,008,084	4/5/2010
Pleasant Hill Marketplace, CA	-	6,359,471	6,927,347	-	755,680	6,359,471	7,683,027	14,042,498	677,567	4/8/2010
Vancouver Market Center, WA	-	4,080,212	6,912,155	-	120,791	4,080,212	7,032,946	11,113,158	580,554	6/17/2010
Happy Valley Town Center, OR	-	11,678,257	27,011,054	-	102,534	11,678,257	27,113,588	38,791,845	2,497,189	7/14/2010
Oregon City Point, OR	-	1,792,230	9,179,205	-	1,271	1,792,230	9,180,476	10,972,706	731,885	7/14/2010
Cascade Summit, OR	-	8,852,543	7,731,944	-	164,280	8,852,543	7,896,224	16,748,767	825,626	8/20/2010
Heritage Market Center, WA	-	6,594,766	17,399,233	-	96,108	6,594,766	17,495,341	24,090,107	1,202,911	9/23/2010
Claremont Center, CA (2)	-	5,975,391	1,018,505	183,362	3,808,360	6,158,753	4,826,865	10,985,618	380,981	9/23/2010
Shops At Sycamore Creek, CA	-	3,747,011	11,583,858	-	800,891	3,747,011	12,384,749	16,131,760	1,065,258	9/30/2010
Gateway Village, CA	21,051,291	5,916,530	27,298,339	-	150,306	5,916,530	27,448,645	33,365,175	1,833,506	12/16/2010
Division Crossing, OR	-	3,705,536	8,327,097	-	145,760	3,705,536	8,472,857	12,178,393	577,428	12/22/2010
Hasley Crossing, OR	-	-	7,773,472	-	426,904	-	8,200,376	8,200,376	709,469	12/22/2010
Marketplace Del Rio,CA	-	13,420,202	22,251,180	-	359,937	13,420,202	22,611,117	36,031,319	1,654,827	1/3/2011
Pinole Vista, CA	-	9,233,728	17,553,082	-	1,659,386	9,233,728	19,212,468	28,446,196	1,288,204	1/6/2011
Desert Spring Marketplace, CA	-	8,517,225	18,761,350	(159,973)	797,925	8,357,251	19,559,274	27,916,525	1,382,691	2/17/2011
Nimbus Winery, CA	-	2,071,668	3,522,286	-	442,484	2,071,668	3,964,770	6,036,438	361,325	2/17/2011
Mills Shopping Center, CA	-	4,083,583	16,833,059	-	3,489,039	4,083,583	20,322,098	24,405,681	1,896,715	2/17/2011
Morada Ranch, CA	-	2,503,605	19,546,783	-	318,854	2,503,605	19,865,637	22,369,242	1,016,181	5/20/2011
Renaissance, CA	16,760,383	8,640,261	13,848,388	-	381,554	8,640,261	14,229,942	22,870,203	664,992	8/3/2011
Country Club Gate, CA	12,477,997	6,487,457	17,340,757	-	672,276	6,487,457	18,013,033	24,500,490	907,815	7/8/2011
Canyon Park, WA	-	9,352,244	11,291,210	-	869,172	9,352,244	12,160,382	21,512,626	641,597	7/29/2011
Hawks Prairie, WA	-	5,334,044	20,693,920	-	284,474	5,334,044	20,978,394	26,312,438	982,379	9/8/2011
Kress Building, WA	-	5,692,748	20,866,133	-	143,867	5,692,748	21,010,000	26,702,749	989,573	9/30/2011
Round Hill Square, CA	-	6,358,426	17,734,397	-	239,502	6,358,426	17,973,899	24,332,325	775,316	8/23/2011
Hillsboro, OR	-	-	18,054,929	-	188,734	-	18,243,663	18,243,663	686,562	11/23/2011
Gateway Shopping Center, WA	-	6,241,688	23,461,824	-	32,764	6,241,688	23,494,588	29,736,276	578,907	2/16/2012
Euclid Plaza, CA	8,329,824	7,407,116	7,752,767	-	1,710,489	7,407,116	9,463,256	16,870,372	228,217	3/28/2012
Green Valley, CA	-	1,684,718	8,999,134	-	221,519	1,684,718	9,220,653	10,905,371	195,333	4/2/2012
Aurora Square, WA	-	3,002,147	1,692,681	-	-	3,002,147	1,692,681	4,694,828	105,596	5/3/2012
Marlin Cove, CA	-	8,814,850	6,797,289	-	10,413	8,814,850	6,807,702	15,622,552	159,972	5/4/2012
Seabridge, CA	-	5,098,187	17,164,319	-	145,770	5,098,187	17,310,089	22,408,276	326,925	5/31/2012
Novato, CA	-	5,329,472	4,411,801	-	47,458	5,329,472	4,459,259	9,788,731	63,414	7/24/2012
Glendora, CA	-	5,847,407	8,758,338	-	30,220	5,847,407	8,788,558	14,635,965	139,853	8/1/2012
Wilsonville, WA	-	4,180,768	15,394,342	-	4,880	4,180,768	15,399,222	19,579,990	197,308	8/1/2012
Bay Plaza, CA	-	5,454,140	14,857,031	-	124,739	5,454,140	14,981,770	20,435,910	111,035	10/5/2012
Santa Theresa, CA	11,223,888	14,964,975	17,162,039	-	65,496	14,964,975	17,227,535	32,192,510	94,768	11/8/2012
Cypress West, CA	-	15,479,535	11,819,089	-	-	15,479,535	11,819,089	27,298,624	17,408	12/7/2012
Redondo Beach, CA	-	16,241,947	13,624,837	-	-	16,241,947	13,624,837	29,866,784	3,397	12/28/2012
Harbor Place, CA	-	16,506,423	10,527,092	-	-	16,506,423	10,527,092	27,033,514	2,714	12/28/2012
	$69,843,383	$283,421,868	$567,979,594	$23,389	$20,268,744	$283,445,257	$588,248,338	$871,693,595	$32,364,772

RETAIL OPPORTUNITY INVESTMENTS CORP.
SCHEDULE III-REAL ESTATE AND
ACCUMULATED DEPRECIATION-CONTINUED
December 31, 2012

(a)           RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES

	For the Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$580,832,410	$272,732,844	$16,565,293
Property improvements during the year	35,009,232	8,106,363	902,728
Properties acquired during the year	255,851,953	299,993,203	255,264,823
Balance at end of year	$871,693,595	$580,832,410	$272,732,844

 (b)           RECONCILIATION OF ACCUMULATED DEPRECIATION

Balance at beginning of year	$14,451,032	$3,078,160	$20,388
Depreciation expenses	17,913,740	11,793,750	3,060,389
Property assets fully depreciated and written off	—	(420,878)	(2,617)
Balance at end of year	$32,364,772	$14,451,032	$3,078,160

(1)	Depreciation and investments in building and improvements reflected in the consolidated statement of operations is calculated over the estimated useful life of the assets as follows:

Building:  39-40 years
Property Improvements:  10-20 years

(2)	Property is subject to a ground lease.

(3)	The aggregate cost for Federal Income Tax Purposes for real estate was approximately $887 million at December 31, 2012.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2012

Description	Interest Rate	Final Maturity date	Periodic Payment Terms	Prior Liens	Carrying Amount of Mortgage(a)(b)
Crossroads, WA	8.0%	Sept 2015	Payable in monthly installments of Interest of $66,666	N/A	$10,000,000

(a)           RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

	For the Year Ended December 31,
	2012	2011	2010
Balance at beginning of period:	$10,000,000	$57,778,044	$—
Mortgage loans acquired during the current period	—	10,000,000	66,948,044
Mortgage loans converted to fee interest through deed-in-lieu of foreclosure	—	(49,978,044)	—
Mortgage loans converted to joint venture	—	(7,800,000)	—
Mortgage loans paid off during the current period	—	—	(9,170,000)
Balance at end of period:	$10,000,000	$10,000,000	$57,778,044

(b)	The aggregate costs basis for Federal income tax purposes is equal to the carrying amount of the loans.

(c)	Values have not been established for each loan since they were purchased as a portfolio of assets.