Form 10-Q
period 2013-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2013-05-03
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	26-0500600 (I.R.S. Employer Identification No.)

8905 Towne Centre Drive, Suite 108 San Diego, California (Address of principal executive offices)	92122 (Zip code)

(858) 677-0900
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

Yes [ ]   No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 66,430,489 shares of common stock, par value $0.0001 per share, outstanding as of April 30, 2013.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheet

	March 31, 2013 (unaudited)	December 31, 2012
ASSETS
Real Estate Investments:
Land	$296,177,411	$283,445,257
Building and improvements	617,112,385	588,248,338
	913,289,796	871,693,595
Less: accumulated depreciation	37,851,711	32,364,772
	875,438,085	839,328,823
Mortgage note receivable	10,294,000	10,000,000
Investment in and advances to unconsolidated joint venture	15,526,417	15,295,223
Real Estate Investments, net	901,258,502	864,624,046
Cash and cash equivalents	6,893,609	4,692,230
Restricted cash	1,879,697	1,700,692
Tenant and other receivables	13,973,065	12,455,190
Deposits	2,000,000	2,000,000
Acquired lease intangible asset, net of accumulated amortization	40,345,275	41,230,616
Prepaid expenses	3,099,149	1,245,778
Deferred charges, net of accumulated amortization	21,974,857	21,623,474
Other	948,774	1,339,501
Total assets	$992,372,928	$950,911,527

LIABILITIES AND EQUITY
Liabilities:
Term loan	$200,000,000	$200,000,000
Credit facility	18,000,000	119,000,000
Mortgage notes payable	81,753,145	72,689,842
Acquired lease intangibles liability, net of accumulated amortization	56,773,932	57,371,803
Accounts payable and accrued expenses	3,799,600	6,468,580
Tenants' security deposits	2,428,389	2,336,680
Other liabilities	24,387,028	26,502,551
Total liabilities	387,142,094	484,369,456
Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 66,410,588 and 52,596,754 shares issued and outstanding at March 31, 2013 and December 31, 2012	6,635	5,260
Additional paid-in-capital	668,342,198	523,540,268
Accumulated deficit	(46,485,714)	(38,851,234)
Accumulated other comprehensive loss	(16,634,674)	(18,154,612)
Total Retail Opportunity Investments Corp. stockholders' equity	605,228,445	466,539,682
Noncontrolling interests	2,389	2,389
Total equity	605,230,834	466,542,071
Total liabilities and equity	$992,372,928	$950,911,527
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statement of Operations and Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenues
Base rents	$19,349,561	$13,341,420
Recoveries from tenants	4,830,829	3,104,042
Mortgage interest	204,059	202,222
Total revenues	24,384,449	16,647,684
Operating expenses
Property operating	4,158,881	2,969,348
Property taxes	2,315,178	1,599,159
Depreciation and amortization	8,881,130	6,649,818
General & Administrative Expenses	2,736,581	2,419,838
Acquisition transaction costs	408,836	122,843
Total operating expenses	18,500,606	13,761,006
Operating income	5,883,843	2,886,678
Non-operating income (expenses)
Interest expense and other finance expenses	(3,825,151)	(2,293,748)
Equity in earnings from unconsolidated joint ventures	231,194	524,329
Interest income	—	10,145
Net Income Attributable to Retail Opportunity Investments Corp.	$2,289,886	$1,127,404

Basic and diluted per share:	$0.04	$0.02

Dividends per common share	$0.15	$0.12
Comprehensive income:
Net income attributable to Retail Opportunity Investments Corp.	$2,289,886	$1,127,404
Other comprehensive income
Unrealized gain on swap derivative
Unrealized swap derivative gain arising during the period	322,254	394,464
Reclassification adjustment for amortization of interest expense included in net income	1,197,684	572,076
Unrealized gain on swap derivative	1,519,938	966,540
Total other comprehensive income	1,519,938	966,540
Total Comprehensive income	$3,809,824	$2,093,944

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interests	Equity
Balance at December 31, 2012	52,596,754	$5,260	$523,540,268	$(38,851,234)	$(18,154,612)	$2,389	$466,542,071
Shares issued under the 2009 Plan	191,414	19	(19)	—	—	—	—
Repurchase of common stock	(21,865)	(2)	(280,972)	—	—	—	(280,974)
Retirement of options	—	—	(268,550)	—	—	—	(268,550)
Stock based compensation expense	—	—	596,220	—	—	—	596,220
Proceeds from the exercise of warrants	12,955,785	1,290	155,468,124	—	—	—	155,469,414
Exercise of Sponsor warrants	688,500	68	(68)	—	—	—	—
Buyback of warrants	—	—	(10,687,500)	—	—	—	(10,687,500)
Registration expenditures	—	—	(25,305)	—	—	—	(25,305)
Dividends ($.15 per share)	—	—	—	(9,896,866)	—	—	(9,896,866)
Dividends payable on performance-based shares	—	—	—	(27,500)	—	—	(27,500)
Net Income Attributable to Retail Opportunity Investments Corp.	—	—	—	2,289,886	—	—	2,289,886
Other comprehensive gain	—	—	—	—	1,519,938	—	1,519,938
Balance at March 31, 2013	66,410,588	$6,635	$668,342,198	$(46,485,714)	$(16,634,674)	$2,389	$605,230,834

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,289,886	$1,127,404
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,881,130	6,649,818
Amortization of deferred financing costs and mortgage premiums, net	113,863	110,582
Straight-line rent adjustment	(1,021,723)	(959,388)
Amortization of above and below market rent	(1,080,739)	(748,257)
Amortization relating to stock based compensation	596,220	555,199
Provisions for tenant credit losses	312,348	382,608
Equity earned in earnings from unconsolidated joint ventures	(231,194)	(524,329)
Distribution of cumulative earnings from unconsolidated joint ventures	—	234,000
Other	108,411	—
Change in operating assets and liabilities
Restricted cash	(72,890)	(361,907)
Tenant and other receivables	(208,501)	(248,680)
Prepaid expenses	(1,853,371)	(308,334)
Accounts payable and accrued expenses	(2,704,999)	(2,307,295)
Other asset and liabilities, net	(714,820)	512,686
Net cash provided by operating activities	4,413,621	4,114,107

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(28,955,340)	(36,471,938)
Investments in mortgage notes receivables	(294,000)	—
Investments in unconsolidated joint ventures	—	(735,000)
Return of capital from unconsolidated joint ventures	—	617,500
Improvements to properties	(3,093,770)	(1,603,327)
Deposits on real estate acquisitions	(2,000,000)	(500,000)
Construction escrows and other	(106,115)	(110,364)
Net cash used in investing activities	(34,449,225)	(38,803,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment on mortgages	(365,198)	(263,089)
Proceeds from the draw on term loan/credit facility	32,000,000	15,000,000
Payments on credit facility	(133,000,000)	—
Proceeds from exercise of warrants	154,869,414	—
Payments to acquire warrants	(10,687,500)	—
Proceeds from the sale of stock	—	2,556,422
Deferred financing and other costs	(108,038)	(130,986)
Registration expenditures	(25,305)	(97,915)
Dividends paid to common shareholders	(9,896,866)	(5,954,011)
Repurchase of common stock	(280,974)	—
Retirement of options	(268,550)	—
Net cash provided by financing activities	32,236,983	11,110,421
Net increase (decrease) in cash and cash equivalents	2,201,379	(23,578,601)
Cash and cash equivalents at beginning of period	4,692,230	34,317,588
Cash and cash equivalents at end of period	$6,893,609	$10,738,987

Other non-cash investing and financing activities:
Assumed mortgage at fair value	$9,670,900	$—
Intangible lease liabilities	1,056,997	1,235,988
Proceeds receivable from exercise of warrants	600,000	—
Accrued real estate improvement costs	—	106,659

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update to improve the reporting of reclassifications out of accumulated other comprehensive income (“AOCI”), requiring companies to present information about reclassifications out of AOCI in one place and by component.  This guidance is effective for interim and annual periods beginning on or after December 15, 2012.  Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables, the valuation of performance based restricted stock, stock options, warrants, and derivatives.  Actual results could differ from these estimates.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of March 31, 2013, the tax years 2009 through and including 2012 remain open to examination by the Internal Revenue Service ("IRS") and state taxing authorities.  During the year ended December 31, 2011, the IRS conducted an examination of the Company's 2009 federal tax return.  During the three months ended March 31, 2012 the Company reached a settlement with the IRS in which the Company paid to the IRS approximately $122,000.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the three months ended March 31, 2013 and 2012, capitalized costs related to the improvements or replacement of real estate properties were approximately $3.1 million and $1.8 million, respectively.

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

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended March 31, 2013 and 2012 of approximately $409,000 and $123,000, respectively.

Regarding the Company's 2013 property acquisitions (see Note 2), the fair value of in-place leases and other intangibles have been allocated to intangible asset and liability accounts.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at March 31, 2013.

The Company reviews its investment in its unconsolidated joint venture for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint venture is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the carrying value of the Company's unconsolidated joint venture was impaired at March 31, 2013.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at March 31, 2013 and December 31, 2012 was approximately $3.3 million and $3.2 million, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $10.5 million and $9.1 million, as of March 31, 2013 and December 31, 2012, respectively.

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

Earnings Per Share

Basic earnings per share ("EPS") excludes the impact of dilutive shares and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock and then shared in the earnings of the Company.

During the three months ended March 31, 2012 the effect of the 41,400,000 warrants to purchase the Company's common stock  (the "Public Warrants") issued in connection with the Company's initial public offering (the "IPO") and the 8,000,000 warrants (the "Private Placement Warrants") purchased by NRDC Capital Management, LLC (the "Sponsor") simultaneously with the consummation of the IPO, were not included in the calculation of diluted EPS as the weighted average share price was less than the exercise price during this period.  During the three months ended March 31, 2013, the effect of the outstanding Public Warrants and Private Placement Warrants, for the period of time these were outstanding during the quarter, were included in the calculation of diluted EPS as the weighted average share price was greater than the exercise price during this period.  See Note 5 to the accompanying consolidated financial statements.

For the three months ended March 31, 2013 and 2012, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock.  The performance based restricted stock awards outstanding under the 2009 Plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net Income attributable to Retail Opportunity Investments Corp.	$2,289,886	$1,127,404
Less, earnings allocated to unvested shares	(69,750)	(29,754)
Net income available for common shareholders, basic and diluted	$2,220,136	$1,097,650
Denominator:
Denominator for basic EPS – weighted average common shares	57,373,417	49,603,759
Warrants	3,314,539	—
Restricted stock awards - Performance-based	76,593	45,413
Stock Options	50,966	41,078
Denominator for dilutive EPS – weighted average common shares	60,815,515	49,690,250

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 6.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  Restricted stock grants vest based upon the completion of a service period ("time-based grants") and/or the Company meeting certain established financial performance criteria ("performance-based grants").  Time-based grants are valued according to the market price for the Company's common stock at the date of grant.  For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company's policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date or the date immediately prior to the grant date.  Awards of stock options and time-based grants stock are expensed as compensation ratably over the vesting period.  Awards of performance-based grants are expensed as compensation under an accelerated method and are recognized in income (loss) regardless of the Company results against the performance criteria.

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

The following real estate investment transactions have occurred during the three months ended March 31, 2013.

Property Acquisitions

On February 1, 2013, the Company acquired the property known as Diamond Bar Town Center located in Diamond Bar, California, within the Los Angeles metropolitan area, for a purchase price of approximately $27.4 million.  Diamond Bar Town Center is approximately 100,000 square feet and is anchored by a national grocer. The property was acquired with borrowings under the Company’s credit facility.

On February 6, 2013, the Company acquired the property known as Bernardo Heights Plaza in Rancho Bernardo, California, within the San Diego metropolitan area, for a purchase price of approximately $12.4 million. Bernardo Heights Plaza is approximately 38,000 square feet and is anchored by Sprouts Farmers Market and Tuesday Morning. The property was acquired with cash of approximately $3.6 million and the assumption of an existing mortgage with a principal amount of approximately $8.9 million, and a fair value of approximately $9.7 million.

The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy.  See Note 7, “Fair Value of Financial Instruments,” for a discussion of the framework for measuring fair value.

The financial information set forth below summarizes the Company's purchase price allocation for the properties acquired during the three months ended March 31, 2013.

March 31, 2013
ASSETS
Land	$12,732,158
Building and improvements	25,734,322
Acquired lease intangible asset	2,100,578
Deferred charges	1,116,179
Assets acquired	$41,683,237
LIABILITIES
Acquired lease intangible liability	1,056,997
Mortgage notes assumed	9,670,900
Liabilities assumed	$10,727,897

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three months ended March 31, 2013 and 2012, adjusted to give effect of these transactions as if they had been completed at the beginning of 2012.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Statement of operations:
Revenues	$24,716,783	$22,200,435
Property operating and other expenses	13,389,476	10,929,628
Depreciation and amortization	9,038,594	8,493,471
Net income attributable to Retail Opportunity Investments Corp.	$2,288,713	$2,777,336

The following table summarizes the operating results included in the Company's historical consolidated statement of operations for the three months ended March 31, 2013, for the properties acquired during the three months ended March 31, 2013.

For the Three Months Ended
March 31, 2013
Statement of operations:
Revenues	$554,662
Property operating and other expenses	261,049
Depreciation and amortization	273,267
Net income attributable to Retail Opportunity Investments Corp.	$20,346

Mortgage Notes Receivable

The Company holds a $10.0 million second mortgage loan to the joint venture that owns the Crossroads Shopping Center.  The Company owns a 49% equity interest in the joint venture.  The interest rate on the loan is 8% per annum and the loan matures on September 1, 2015, which is coterminous with the existing first mortgage. Additionally, during the three months ended March 31, 2013, the Company funded a $294,000 partner loan to the joint venture.

Unconsolidated Joint Ventures

At March 31, 2013 and December 31, 2012, investment in and advances to unconsolidated joint venture consisted of a 49% ownership of Crossroads Shopping Center of $15.5 million and $15.3 million, respectively.

The Company has no material contractual capital contribution commitments to its joint venture.

The Company has evaluated its investment in the joint venture and has concluded that the joint venture is not a VIE.  The Company accounts for its investment in its unconsolidated joint ventures under the equity method of accounting since it exercises significant influence over, but does not control the unconsolidated joint venture.  The other members in the unconsolidated joint venture have substantial participation rights in the financial decisions and operations of the unconsolidated joint venture.

3.	Mortgage Notes Payable and Credit Facilities

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2013 and December 31, 2012, respectively, were as follows:

Property	Maturity Date	Interest Rate	March 31, 2013	December 31, 2012
Gateway Village I	February 2014	5.58%	6,677,631	6,718,119
Gateway Village II	May 2014	5.73%	6,832,537	6,872,265
Euclid Plaza	November 2014	5.23%	8,276,366	8,329,824
Country Club Gate	January 2015	5.04%	12,416,589	12,477,997
Renaissance Towne Centre	June 2015	5.13%	16,691,106	16,760,383
Gateway Village III	July 2016	6.10%	7,436,783	7,460,907
Bernardo Heights	July 2017	5.70%	8,864,618	—
Santa Teresa Village	February 2018	6.20%	11,177,215	11,223,888
			$78,372,845	$69,843,383
Mortgage Premium			3,380,300	2,846,459
Total mortgage notes payable			$81,753,145	$72,689,842

Credit Facilities

The Company has a revolving credit facility (the "credit facility") with several banks.  The credit facility provides for borrowings of up to $200.0 million and contains an accordion feature, which allows the Company to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The initial maturity date of the credit facility is August 29, 2016, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions.

The Company has a term loan agreement (the “term loan”) with several banks.  The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Company to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The maturity date of the term loan is August 29, 2017.

Borrowings under the credit facility and term loan agreements (collectively, the “loan agreements”) bear interest on the outstanding principal amount at a rate equal to, prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate").  From, and after the time the Company obtains an investment grade rating from at least two rating agencies, borrowings under the loan agreements will bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  The Company is obligated to pay (i) prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an unused fee of  (a) 0.35% of the undrawn balance if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, (ii) from and after such time as the Company has obtained an investment grade rating from at least two rating agencies, a facility fee at a facility fee rate based on the credit rating level of the Company, and (iii) a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the agreements.  The agreements contain certain representations, financial and other covenants typical for these types of facilities.  The Company's ability to borrow under the loan agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at March 31, 2013.

As of March 31, 2013, $200.0 million and $18.0 million were outstanding under the term loan and credit facility, respectively.  The average interest rate on both the term loan and the credit facility during the three months ended March 31, 2013 was 1.8%.  The Company had $182.0 million available to borrow under the credit facility at March 31, 2013.  The Company had no available borrowings under the term loan.

In connection with the credit facility and term loan the Company incurred approximately $2.3 million of deferred financing costs which are being amortized over the term of the credit facility and term loan.

4.	Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of March 31, 2013 and December 31, 2012, there were no shares of preferred stock outstanding.

5.	Common Stock and Warrants

On June 23, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales (“agent”) and/or principal agent.  During the three months ended March 31, 2013, the Company did not sell any shares under the sales agreement. As of March 31, 2013, the Company had sold since the inception of the plan a total of 3,183,245 shares under the sales agreement, which resulted in gross proceeds of approximately $39.3 million and commissions of approximately $687,600 paid to the agent.

Simultaneously with the consummation of the IPO, the Sponsor purchased 8,000,000 Private Placement Warrants at a purchase price of $1.00 per warrant.  The Private Placement Warrants were identical to the Public Warrants except that the Private Placement Warrants were exercisable on a cashless basis as long as they were still held by the Sponsor or its members, members of its members’ immediate family or their controlled affiliates.  The purchase price of the Private Placement Warrants approximated the fair value of such warrants at the purchase date.

During the three months ended March 31, 2013, the Sponsor exercised the outstanding 8,000,000 Private Placement Warrants on a cashless basis pursuant to which the Company issued 688,500 shares to the Sponsor.

The Company has the right to redeem all of the warrants it issued in the IPO, at a price of $0.01 per warrant upon 30 days' notice while the warrants are exercisable, only in the event that the last sale price of the common stock is at least a specified price.  The terms of the warrants are as follows:

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

The Company has reserved 53,400,000 shares for the exercise of the Public Warrants and the Private Placement Warrants, and issuance of shares under the Company's 2009 Equity Incentive Plan (the "2009 Plan").  During the three months ended March 31, 2013, the third-party warrant holders exercised a total of 12,955,785 Public Warrants during the period, resulting in a total of $155.5 million proceeds.

Warrant Repurchase

In May 2010, the Company's board of directors authorized a warrant repurchase program to repurchase up to a maximum of $40.0 million of the Company's warrants.  During the three months ended March 31, 2013, the Company repurchased 7,750,000 warrants under the program in privately negotiated transactions, for approximately $10.7 million.

As of March 31, 2013, 20,693,215 of the 41,400,000 original Public Warrants remain outstanding and no Private Placement Warrants are outstanding.

6.	Stock Compensation

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

In 2009, the Company adopted the 2009 Plan.  The 2009 Plan provides for grants of restricted common stock and stock option awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company's common stock at the time of the award, subject to a ceiling of 4,000,000 shares.

Restricted Stock

During the three months ended March 31, 2013, the Company awarded 200,500 shares of restricted common stock under the 2009 Plan, of which 86,250 shares are performance-based grants and the remainder of the shares are time based grants.  The performance-based grants vest in three equal annual tranches, based on pre-defined market-specific performance criteria with vesting dates on January 1, 2014, 2015 and 2016.

A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2013, and changes during the three months ended March 31, 2013 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	391,264	$10.48
Granted	200,500	$12.00
Vested	(77,164)	$10.50
Non-vested at March 31, 2013	514,600	$11.08

For the three months ended March 31, 2013 and 2012, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $596,000 and $555,000, respectively.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the credit facility and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.  Mortgage notes receivables were recorded at the actual purchase price.  Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $84.8 million with an interest rate range of 1.9% to 3.3% and the weighted average interest rate of 2.5% as of March 31, 2013. These fair value measurements fall within level 3 of the fair value hierarchy.

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

During the year ended December 31, 2010, the Company entered into a $25.0 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge variable cash flows associated with the Company's variable-rate debt.  The swap was effective on April 15, 2011, has a maturity date of April 15, 2021 and a cash settlement date of September 22, 2014.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in AOCI and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.

During the year ended December 31, 2010, the Company entered into a $50.0 million forward starting interest rate swap with PNC Bank, N.A.  The forward starting swap is being used to hedge the variable cash flows associated with the Company's variable-rate debt.  The swap was effective on July 1, 2011, has a maturity date of July 1, 2018 and a cash settlement date of December 1, 2013.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in AOCI and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.

During the year ended December 31, 2011, the Company entered into a $50.0 million forward starting interest rate swap with Bank of Montreal.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is issued by March 1, 2015.  The swap has a maturity date of April 1, 2019 and a cash settlement date of December 1, 2013.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in AOCI and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.

During the year ended December 31, 2011, the Company entered into a $25.0 million forward starting interest rate swap with Wells Fargo Bank, N.A.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between April 2, 2011 and April 2, 2019.  The swap has a maturity date of April 2, 2019 and a cash settlement date of September 22, 2014.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in AOCI and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.

On May 31, 2012, the Company entered into a $25.0 million forward starting interest rate swap with Royal Bank of Canada.  The forward starting swap is being used to hedge the anticipated variable cash flows associated with the Company's variable-rate debt that is planned to be issued between April 1, 2013 and April 3, 2023.  The swap has a maturity date of April 3, 2023 and a cash settlement date of 10/31/2014.  The effective portion of changes in the fair value of the derivative that is designated as a cash flow hedge is being recorded in AOCI and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.  Ineffectiveness, if any, related to the Company's changes in estimates about the debt issuance related to the forward starting swap would be recognized directly in earnings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company's liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2013:
Liabilities
Derivative financial instruments	$—	$(16,676,796)	$—	$(16,676,796)

December 31, 2012:
Liabilities
Derivative financial instruments	$—	$(18,012,516)	$—	$(18,012,516)

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $4.6 million will be reclassified as an increase to interest expense.

As of March 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of instruments	Notional
Interest rate swap	5	$175,000,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of March 31, 2013 and December 31, 2012, respectively:

Derivatives designed as hedging instruments	Balance sheet location	March 31, 2013 Fair Value (liability)	December 31, 2012 Fair Value (liability)
Interest rate products	Other liabilities	$(16,676,796)	$(18,012,516)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2013 and 2012, respectively. Amounts reclassified from other comprehensive income (“OCI”) and ineffectiveness are recognized as interest expense and amounts related to ineffectiveness.

	Three Months Ended
	March 31, 2013	March 31, 2012
Amount of gain recognized in OCI on derivative	$(322,254)	$(394,464)
Amount of loss reclassified from AOCI into interest	$(1,197,684)	$(572,076)
Amount of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$(37,360)	$(25,651)

8.	Commitments and Contingencies

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

In August 2011, the Company entered into two lease agreements effective July 1, 2011, with an officer of the Company.  Pursuant to the lease agreements, the Company is provided the use of storage space.  For the three months ended March 31, 2013 and 2012, the Company incurred approximately $5,000 and $2,400, respectively, of expenses relating to the agreements which were included in general and administrative expenses in the accompanying consolidated statements of operations.

10.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from April 1, 2013 to the date the financial statements are issued and discloses the following items:

On April 15, 2013, the Company acquired the property known as Canyon Crossing Shopping Center located in Puyallup, Washington, within the Seattle metropolitan area, for a purchase price of approximately $35.0 million.  Canyon Crossing Shopping Center is approximately 121,000 square feet and is anchored by Safeway Supermarket. The property was acquired using borrowings under the Company’s credit facility.

On April 22, 2013, the Company acquired the property known as Diamond Hills Plaza located in Diamond Bar, California, within the Los Angeles metropolitan area, for a purchase price of approximately $48.0 million.  Diamond Hills Plaza is approximately 140,000 square feet and is anchored by an H Mart Supermarket and a Rite Aid. The property was acquired using borrowings under the Company’s credit facility.

The purchase price allocations have not been finalized and are expected to be completed during the second quarter of 2013.

On May 1, 2013, the Company’s board of directors declared a cash dividend on its common stock of $0.15 per share, payable on June 28, 2013 to holders of record on June 14, 2013.

Subsequent to the quarter end, the Company received notice of warrant exercises for 90,000 warrants, totaling approximately $1.1 million in proceeds.

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

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "projects," "should," "estimates," "expects," and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").  Actual results may differ materially due to uncertainties including:

•	our ability to identify and acquire retail real estate investments that meet our investment standards in our target markets;

•	the level of rental revenue and net interest income we achieve from our target assets;

•	the market value of our assets and the supply of, and demand for, retail real estate investments in which we invest;

•	the length of the current economic downturn;

•	the conditions in the local markets in which we operate and our concentration in those markets, as well as changes in national economic and market conditions;

•	consumer spending and confidence trends;

•	our ability to enter into new leases or to renew leases with existing tenants at the properties we own or acquire at favorable rates;

•	our ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	the competitive landscape impacting the properties we own or acquire and their tenants;

•	our relationships with our tenants and their financial condition and liquidity;

•	our ability to continue to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax;

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

From the commencement of its operations through March 31, 2013, the Company has completed approximately $930.7 million of shopping center investments.  As of March 31, 2013, the Company's portfolio consisted of 46 wholly-owned retail properties totaling approximately 4.5 million square feet of gross leasable area (“GLA”). The Company also owns one retail property through a joint venture, which is comprised of a 49% ownership interest in the Crossroads Shopping Center, a 463,402 square foot shopping center situated on approximately 40 acres of land, which is currently 97.7% leased.

As of March 31, 2013, the Company's wholly-owned portfolio was approximately 93.0% leased.  At March 31, 2013, the Company considered 42 of its wholly-owned properties to be stabilized properties with a weighted average leased area of 95.3%.  The remaining four properties were considered by the Company to be re-development properties that were 67.4% leased at March 31, 2013.  During the three months ended March 31, 2013, the Company leased or renewed a total of 171,200 square feet in its portfolio.  The Company has committed approximately $451,000 and $146,000 in tenant improvements and leasing commissions, respectively, for the new leases and renewals that occurred during the three months ended March 31, 2013.  During the three months ended March 31, 2013, rental rates across the Company’s portfolio, with respect to lease renewals that expired during such period, remained essentially flat.

The Company reincorporated as a Maryland corporation on June 2, 2011.  The Company has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2010.

Subsequent Events

On April 15, 2013, the Company acquired the property known as Canyon Crossing Shopping Center located in Puyallup, Washington, within the Seattle metropolitan area, for a purchase price of approximately $35.0 million.  Canyon Crossing Shopping Center is approximately 121,000 square feet and is anchored by Safeway Supermarket. The property was acquired using borrowings under the Company’s credit facility.

On April 22, 2013, the Company acquired the property known as Diamond Hills Plaza located in Diamond Bar, California, within the Los Angeles metropolitan area, for a purchase price of approximately $48.0 million.  Diamond Hills Plaza is approximately 140,000 square feet and is anchored by an H Mart Supermarket and a Rite Aid. The property was acquired using borrowings under the Company’s credit facility.

On May 1, 2013, the Company’s board of directors declared a cash dividend on its common stock of $0.15 per share, payable on June 28, 2013 to holders of record on June 14, 2013.

Subsequent to the quarter end, the Company received notice of warrant exercises for 90,000 warrants, totaling approximately $1.1 million in proceeds.

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

In accordance with the Financial Accounting Standards Board ("FASB") guidance relating to business combinations, which, among other things, requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, the costs of completed acquisitions will reduce our FFO. Acquisition costs for the three months ended March 31, 2013 and 2012 were approximately $409,000 and $123,000, respectively.

However, FFO:

•
does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•	should not be considered an alternative to net income as an indication of our performance.

FFO as defined by the Company may not be comparable to similarly titled items reported by other REITs due to possible differences in the application of the NAREIT definition used by such REITs.  The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Net income for period	$2,289,886	$1,127,404
Plus: Real property depreciation	4,248,789	2,954,481
Amortization of tenant improvements and allowances	1,180,376	946,342
Amortization of deferred leasing costs	3,451,965	2,748,995
Depreciation attributable to unconsolidated joint ventures	352,076	606,265
Funds from operations	$11,523,092	$8,383,487

Results of Operations

At March 31, 2013, the Company had equity interests in 47 properties, of which 46 are consolidated (“consolidated properties”) in the accompanying financial statements and one is accounted for under the equity method of accounting. The Company believes, because of the location of the properties in densely populated areas, the nature of its investment provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

Results of Operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

The following comparison for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, makes reference to the effect of the same-store properties. Same-store properties represent all consolidated operating properties owned by the Company in the same manner during both periods which totaled 30 of the Company’s 46 consolidated properties. Operating income is defined as operating income generated from the Company’s consolidated operating properties (net of depreciation and amortization).

During the three months ended March 31, 2013, the Company generated net income of approximately $2.3 million compared to net income of $1.1 million generated during the three months ended March 31, 2012.  Operating income increased by $3.0 million during the three months ended March 31, 2013 primarily as a result of an increase in the number of properties owned by the Company in 2013 compared to 2012 and an increase in same-store properties operating income.  As of March 31, 2013, the Company owned 46 consolidated properties as compared to 32 properties at March 31, 2012. The newly acquired properties increased operating income in 2013 by approximately $4.2 million.  Operating income from the 30 same-store properties increased operating income by approximately $440,000.  During the three months ended March 31, 2013, the Company incurred approximately $3.8 million of interest expense compared to approximately $2.3 million during the three months ended March 31, 2012, due to higher net borrowings on the term loan/credit facility. During the three months ended March 31, 2013, the Company had a total of $218.0 million outstanding on its term loan and credit facility as compared to $110.0 million outstanding on its term loan at March 31, 2012. The Company incurred property acquisition costs during the three months ended March 31, 2013 of approximately $409,000 compared to $123,000 incurred during the comparable period in 2012. Property acquisition costs were higher in 2013 due to legal costs incurred related to potential acquisitions.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at March 31, 2013.

The Company reviews its investment in its unconsolidated joint venture for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the value of its unconsolidated joint venture was impaired at March 31, 2013.

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

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and meet other general business needs.  During the three months ended March 31, 2013, the Company's primary sources of cash were (i) cash flows from operating activities, (ii) proceeds from bank borrowings and (iii) proceeds from the exercise of warrants. As of March 31, 2013, the Company has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

The Company has a revolving credit facility (the “credit facility”) with several banks. The credit facility provides for borrowings of up to $200.0 million and contains an accordion feature, which allows the Company to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The initial maturity date of the credit facility is August 29, 2016, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions.

In addition, the Company has a term loan agreement (the “term loan”) with several banks. The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Company to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The maturity date of the term loan is August 29, 2017.

As of March 31, 2013, $200.0 million and $18.0 million were outstanding under the term loan and credit facility, respectively.  The average interest rate on the term loan and credit facility during the three months ended March 31, 2013 was 1.8%.  The Company had $182.0 million available to borrow under the credit facility at March 31, 2013. The Company had no available borrowings under the term loan.

During the three months ended March 31, 2013, the Company assumed an existing mortgage loan with an outstanding principal balance of approximately $8.9 million as part of the acquisition of Bernardo Heights Plaza.

During the year ended December 31, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock, par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the three months ended March 31, 2013, the Company did not sell any shares under the sales agreement.

While the Company generally intends to hold its target assets as long term investments, certain of its investments may be sold in order to manage the Company's interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

Potential future sources of capital include cash flows from operating activities, proceeds from unsecured or secured financings from banks or other lenders and undistributed funds from operations.  In addition, the Company anticipates raising additional capital from future equity and debt financings, and if the value of its common stock continues to exceed the exercise price of its warrants, through the sale of common stock to the holders of its warrants from time to time.  The Company is seeking to obtain a credit rating from certain credit agencies to provide it with access to the unsecured bond market, an additional avenue that can be used to fund the Company's liquidity and capital needs. However, no assurance can be given that the Company will continue to seek such a rating or what rating it may receive.

	For the Three Months Ended
	March 31, 2013	March 31, 2012

Net Cash Provided by (Used in):
Operating Activities	$4,413,601	$4,114,107
Investing Activities	$(34,449,255)	$(38,803,129)
Financing Activities	$32,236,983	$11,110,421

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $4.4 million in the three months ended March 31, 2013, compared to $4.1 million in the comparable period in 2012. During the three months ended March 31, 2013, cash flows from operating activities increased by approximately $300,000 primarily due to additional operating income from acquisitions, offset by an increase in prepaid expenses, primarily due to the timing of real estate tax payments and the additional number of properties owned during the three months ended March 31, 2013, as compared to the same period in 2012.  This increase was further offset by an increase in the change in other liabilities related to unearned rent during the three months ended March 31, 2013 as compared to the same period in 2012.

Investing Activities

Net cash flows used in investing activities amounted to $34.4 million in the three months ended March 31, 2013, compared to $38.8 million in the comparable period in 2012. During the three months ended March 31, 2013, cash flows used in investing activities decreased by approximately $4.4 million, primarily due to the decrease in investments in real estate of approximately $7.5 million, offset by an increase in improvements to properties of approximately $1.5 million, and an increase in deposits for real estate acquisitions of approximately $1.5 million.

Financing Activities

Net cash flows provided by financing activities amounted to $32.2 million for the three months ended March 31, 2013, compared to $11.1 million in the comparable period in 2012. During the three months ended March 31, 2013, cash flows provided by financing activities increased by approximately $21.1 million, primarily due to the receipt of $144.2 million of proceeds from the exercise of warrants, net of cash used to acquire warrants.  This increase was offset by net payments on the credit facility of approximately $116.0 million, an increase in the quarterly dividend paid to shareholders of approximately $3.9 million, and proceeds of approximately $2.6 million in proceeds received during the three months ended March 31, 2012 related to the sale of common stock under the ATM program, for which no activity occurred during the three months ended March 31, 2013.

Contractual Obligations

The following table presents the principal amount of the Company's long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at March 31, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable (1)	$1,066,797	$22,440,636	$28,685,585	$7,582,838	$8,460,412	$10,136,577	$78,372,845
Term loan	—	—	—	—	200,000,000	—	200,000,000
Credit facility	—	—	—	18,000,000	—	—	18,000,000
Earn-out obligations to the sellers of properties	2,001,854	—	—	—	—	—	2,001,854
Operating lease obligations	690,888	690,888	690,888	754,910	818,932	23,981,684	27,628,190
Total	$3,759,539	$23,131,524	$29,376,473	$26,337,748	$209,279,344	$34,118,261	$326,002,889
_______________
(1)	Does not include unamortized mortgage premium of $3.4 million as of March 31, 2013.

As of March 31, 2013, the Company did not have any capital lease obligations, or purchase obligations.

In August 2011, the Company entered into a lease agreement effective July 1, 2011, with an officer of the Company. Pursuant to the lease agreement, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

The Company's investment in an unconsolidated joint venture is an off-balance sheet investment.  This unconsolidated joint venture is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control the operating and financial decisions of this investment.  The Company's off-balance sheet arrangements are more fully discussed in Note 2, "Real Estate Investments," in the accompanying consolidated financial statements.

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

 The Company has a revolving credit facility (the "credit facility") with several banks.  The credit facility provides for borrowings of up to $200.0 million and contains an accordion feature, which allows the Company to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The initial maturity date of the credit facility is August 29, 2016, subject to a one-year extension option, which may be exercised by the Company upon satisfaction of certain conditions.

The Company has a term loan agreement (the “term loan”) with several banks.  The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Company to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The maturity date of the term loan is August 29, 2017.

Borrowings under the credit facility and term loan agreements (collectively, the “loan agreements”) bear interest on the outstanding principal amount at a rate equal to, prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate").  From, and after the time the Company obtains an investment grade rating from at least two rating agencies, borrowings under the loan agreements will bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  The Company is obligated to pay (i) prior to such time as the Company has obtained an investment grade rating from at least two rating agencies, an unused fee of  (a) 0.35% of the undrawn balance if the total outstanding principal amount is less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount is greater than or equal to 50% of the aggregate commitments, (ii) from and after such time as the Company has obtained an investment grade rating from at least two rating agencies, a facility fee at a facility fee rate based on the credit rating level of the Company, and (iii) a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the  agreements.  The agreements contain certain representations, financial and other covenants typical for these types of facilities.  The Company's ability to borrow under the loan agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Company was in compliance with such covenants at March 31, 2013.

As of March 31, 2013, $200.0 million and $18.0 million were outstanding under the term loan and credit facility, respectively.  The average interest rate on the term loan and credit facility during the three months ended March 31, 2013 was 1.8%.  The Company had $182.0 million available to borrow under the credit facility at March 31, 2013. The Company had no available borrowings under the term loan.

In addition, in connection with the acquisition of a property on February 6, 2013, the Company assumed a mortgage representing an unpaid principal amount as of March 31, 2013 of approximately $8.9 million.

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

As of March 31, 2013, the Company had $218.0 million of variable rate debt outstanding.  As of March 31, 2013, the Company has primarily used fixed-rate debt and five forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 8, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into five forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company's interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of March 31, 2013, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	March 31, 2013 Value	Increase 50 basis points	Increase 100 basis points
$ 25M	(6,117,014)	(5,051,600)	(3,989,862)	(2,962,879)	(1,977,529)
$ 50M	(8,071,882)	(6,918,468)	(5,697,770)	(4,368,634)	(3,076,919)
$ 50M	(8,835,960)	(7,375,060)	(5,958,422)	(4,444,345)	(2,978,158)
$ 25M	(2,950,139)	(2,230,750)	(1,542,811)	(806,984)	(94,667)
$ 25M	(2,409,283)	(1,205,798)	(80,960)	1,054,226	2,131,730

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

During the three months ended March 31, 2013, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A.  Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes to our risk factors during the three months ended March 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2013, the Sponsor exercised 8,000,000 Private Placement Warrants, exercisable for the Company's Common Stock at an exercise price of $12.00 per share.  The Private Placement Warrants were purchased by NRDC pursuant to that certain Warrant Agreement dated as of October 17, 2007 (as supplemented and amended by the Supplement & Amendment to the Warrant Agreement dated as of October 20, 2009, the "Warrant Agreement")  in connection with  the consummation of the Company's initial public offering. The Private Placement Warrants were exercised on a cashless basis (the "Cashless Exercise").  In connection with the Cashless Exercise, the Company issued 688,500 shares to NRDC, with an aggregate value of approximately $9.0 million, or $13.13 per share, based on a formula set forth in the Warrant Agreement.  The issuance of the Company's Common Stock upon exercise of the Private Warrants as described herein was exempt from registration requirements under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, because none of the transactions involved a public offering, and Section 3(a)(9) thereof, because no commission or other remuneration was paid in connection with the exercise of the Private Placement Warrants.

During the three months ended March 31, 2013, we purchased outstanding Public Warrants as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	—	$—	—	—
February 1, 2013 to February 28, 2013	—	—	—	—
March 1, 2013 to March 31, 2013	7,750,000	1.38	—	—
Total	7,750,000		—	—

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

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: May 3, 2013	/s/ Stuart A. Tanz Name: Stuart A. Tanz Title: Chief Executive Officer
Date: May 3, 2013	/s/ Michael B. Haines Name: Michael B. Haines Title: Chief Financial Officer