Form 10-Q
period 2013-06-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2013-08-02
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
(Exact name of registrant as specified in its charter)

Maryland (Retail Opportunity Investments Corp.) Delaware (Retail Opportunity Investments Partnership, LP) (State or other jurisdiction of incorporation or organization)	26-0500600 (Retail Opportunity Investments Corp.) 27-1532741 (Retail Opportunity Investments Partnership, LP) (I.R.S. Employer Identification No.)

8905 Towne Centre Drive, Suite 108 San Diego, California (Address of principal executive offices)	92122 (Zip code)

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

Retail Opportunity Investments Corp.	Yes [X] No [ ]
Retail Opportunity Investments Partnership, LP	Yes [X] No [ ]

(Retail Opportunity Investments Partnership, LP became subject to filing requirements under Section 13 of the  Securities Exchange Act of 1934, as amended, upon effectiveness of its Registration Statement on Form S-3 on June 3, 2013 and has filed all required reports subsequent to that date.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Retail Opportunity Investments Corp.	Yes [X] No [ ]
Retail Opportunity Investments Partnership, LP	Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Retail Opportunity Investments Corp.

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Retail Opportunity Investments Partnership, LP

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Retail Opportunity Investments Corp.	Yes [ ] No [X]
Retail Opportunity Investments Partnership, LP	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 71,849,085 shares of common stock, par value $0.0001 per share, outstanding as of August 1, 2013.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2013 of Retail Opportunity Investments Corp. (“ROIC”), a Maryland corporation, and Retail Opportunity Investments Partnership, LP (the “Operating Partnership”), a Delaware limited partnership of which Retail Opportunity Investments Corp. is the parent company and general partner.  Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP.  Unless otherwise indicated or unless the context requires otherwise, all references in this report to “our operating partnership” or “the operating partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust (“REIT”) and is currently the sole limited partner of the Operating Partnership.  Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the operating partnership’s day-to-day management and control.

The Company believes that combining the quarterly reports on Form 10-Q of ROIC and the Operating Partnership into a single report will result in the following benefits:

•
facilitate a better understanding by the investors of ROIC and the Operating Partnership by enabling them to view the business as a whole in the same manner as management views and operates the business

•	remove duplicative disclosures and provide a more straightforward presentation in light of the fact that a substantial portion of the disclosure applies to both ROIC and the Operating Partnership; and

•	create time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates ROIC and the Operating Partnership as one enterprise. The management of ROIC consists of the same members as the management of the Operating Partnership.

Currently there are no financial reporting differences between ROIC and the Operating Partnership.  The Company believes it is important to understand the differences between ROIC and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company.  ROIC is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership and membership interests in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership.  As a result, ROIC does not conduct business itself, other than acting as the parent company of the Operating Partnership and issuing equity from time to time. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity.  Except for net proceeds from warrant exercises and equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries).  In the future the Operating Partnership may generate capital through the issuance of partnership units of the Operating Partnership or equity interests in subsidiaries of the Operating Partnership.

This report presents the Consolidated Financial Statements for ROIC and the Operating Partnership separately, as required, but presently, the information included in the consolidated financial statements and notes to the consolidated financial statements are the same.

This report also includes separate Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of ROIC and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of ROIC have made the requisite certifications and that ROIC and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets

	June 30, 2013 (unaudited)	December 31, 2012
ASSETS
Real Estate Investments:
Land	$328,053,350	$283,445,257
Building and improvements	721,898,820	588,248,338
	1,049,952,170	871,693,595
Less: accumulated depreciation	43,370,524	32,364,772
	1,006,581,646	839,328,823
Mortgage note receivable	10,294,000	10,000,000
Investment in and advances to unconsolidated joint venture	15,566,659	15,295,223
Real Estate Investments, net	1,032,442,305	864,624,046
Cash and cash equivalents	6,393,868	4,692,230
Restricted cash	2,059,741	1,700,692
Tenant and other receivables	15,008,749	12,455,190
Deposits	2,250,000	2,000,000
Acquired lease intangible asset, net of accumulated amortization	42,299,617	41,230,616
Prepaid expenses	685,801	1,245,778
Deferred charges, net of accumulated amortization	23,432,476	21,623,474
Other	2,308,375	1,339,501
Total assets	$1,126,880,932	$950,911,527

LIABILITIES AND EQUITY
Liabilities:
Term loan	$200,000,000	$200,000,000
Credit facility	105,150,000	119,000,000
Mortgage notes payable	81,143,101	72,689,842
Acquired lease intangibles liability, net of accumulated amortization	57,485,197	57,371,803
Accounts payable and accrued expenses	5,964,544	6,468,580
Tenants' security deposits	3,062,637	2,336,680
Other liabilities	16,004,904	26,502,551
Total liabilities	468,810,383	484,369,456

Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 71,843,084 and 52,596,754 shares issued and outstanding at June 30, 2013 and December 31, 2012	7,178	5,260
Additional paid-in-capital	722,675,337	523,540,268
Cumulative distributions in excess of net income	(54,892,307)	(38,851,234)
Accumulated other comprehensive loss	(9,722,048)	(18,154,612)
Total Retail Opportunity Investments Corp. stockholders' equity	658,068,160	466,539,682
Non-controlling interests	2,389	2,389
Total equity	658,070,549	466,542,071
Total liabilities and equity	$1,126,880,932	$950,911,527
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues
Base rents	$20,161,341	$14,196,622	$39,510,902	$27,538,042
Recoveries from tenants	5,692,669	3,412,322	10,523,498	6,516,364
Mortgage interest	208,197	509,428	412,256	711,650
Total revenues	26,062,207	18,118,372	50,446,656	34,766,056

Operating expenses
Property operating	4,081,626	3,282,120	8,240,507	6,251,468
Property taxes	2,782,806	1,734,562	5,097,984	3,333,721
Depreciation and amortization	9,176,706	7,017,542	18,057,836	13,667,360
General and administrative expenses	2,913,101	2,596,688	5,649,682	5,016,526
Acquisition transaction costs	519,532	630,371	928,368	753,214
Total operating expenses	19,473,771	15,261,283	37,974,377	29,022,289

Operating income	6,588,436	2,857,089	12,472,279	5,743,767
Non-operating income (expenses)
Interest expense and other finance expenses	(3,445,396)	(2,757,108)	(7,270,547)	(5,050,856)
Gain on bargain purchase	—	3,864,145	—	3,864,145
Equity in earnings from unconsolidated joint ventures	40,242	459,491	271,436	983,820
Interest income	1,259	1,135	1,259	11,280
Income from continuing operations	3,184,541	4,424,752	5,474,427	5,552,156
Loss from discontinued operations	(713,529)	—	(713,529)	—
Net Income Attributable to Retail Opportunity Investments Corp.	$2,471,012	$4,424,752	$4,760,898	$5,552,156

Net income per share - basic:
Income from continuing operations	$0.05	$0.09	$0.09	$0.11
Loss from discontinued operations	(0.01)	—	(0.01)	—
Net income per share (1)	$0.04	$0.09	$0.07	$0.11

Net income per share - diluted:
Income from continuing operations	$0.04	$0.09	$0.08	$0.11
Loss from discontinued operations	(0.01)	—	(0.01)	—
Net income per share	$0.03	$0.09	$0.07	$0.11

Dividends per common share	$0.15	$0.13	$0.30	$0.25

Comprehensive income (loss):
Net income attributable to Retail Opportunity Investments Corp.	$2,471,012	$4,424,752	$4,760,898	$5,552,156
Other comprehensive income (loss)
Unrealized gain (loss) on swap derivative
Unrealized swap derivative gain (loss) arising during the period	5,739,808	(5,441,029)	6,062,062	(5,046,565)
Reclassification adjustment for amortization of interest expense included in net income	1,172,818	960,075	2,370,502	1,532,151
Unrealized gain (loss) on swap derivative, net	6,912,626	(4,480,954)	8,432,564	(3,514,414)
Total other comprehensive income (loss)	$9,383,638	$(56,202)	$13,193,462	$2,037,742

_________________________

(1)    Income per share may not add due to rounding.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statement of Equity
(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Cumulative distributions in excess of net income	Accumulated other comprehensive loss	Non-controlling interests	Equity
Balance at December 31, 2012	52,596,754	$5,260	$523,540,268	$(38,851,234)	$(18,154,612)	$2,389	$466,542,071

Shares issued under the 2009 Plan	215,414	21	(21)	—	—	—	—
Repurchase of common stock	(21,865)	(2)	(280,972)	—	—	—	(280,974)
Retirement of options	—	—	(274,830)	—	—	—	(274,830)
Stock based compensation expense	—	—	1,346,155	—	—	—	1,346,155
Proceeds from the exercise of warrants	18,364,281	1,831	220,369,535	—	—	—	220,371,366
Exercise of Sponsor warrants	688,500	68	(68)	—	—	—	—
Buyback of warrants	—	—	(21,989,860)	—	—	—	(21,989,860)
Registration expenditures	—	—	(34,870)	—	—	—	(34,870)
Dividends ($.30 per share)	—	—	—	(20,746,971)	—	—	(20,746,971)
Dividends payable on performance-based shares	—	—	—	(55,000)	—	—	(55,000)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	4,760,898	—	—	4,760,898
Other comprehensive gain	—	—	—	—	8,432,564	—	8,432,564
Balance at June 30, 2013	71,843,084	$7,178	$722,675,337	$(54,892,307)	$(9,722,048)	$2,389	$658,070,549

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to Retail Opportunity Investments Corp.	$4,760,898	$5,552,156
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,057,836	13,667,360
Amortization of deferred financing costs and mortgage premiums, net	176,579	202,405
Gain on bargain purchase	—	(3,864,145)
Straight-line rent adjustment	(1,737,266)	(1,721,006)
Amortization of above and below market rent	(2,045,464)	(1,602,395)
Amortization relating to stock based compensation	1,346,155	1,325,131
Provisions for tenant credit losses	451,475	523,248
Equity in earnings from unconsolidated joint ventures	(271,436)	(983,820)
Loss on sale of discontinued operations	713,529	—
Distribution of cumulative earnings from unconsolidated joint ventures	—	468,000
Other	308,652	—
Change in operating assets and liabilities
Restricted cash	(214,037)	(315,324)
Tenant and other receivables	(1,360,807)	(1,320,640)
Prepaid expenses	549,838	(198,363)
Accounts payable and accrued expenses	(1,940,459)	(3,036,167)
Other assets and liabilities, net	(1,052,625)	1,183,997
Net cash provided by operating activities	17,742,868	9,880,437

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(170,955,340)	(85,579,794)
Proceeds from sale of real estate	5,607,612	—
Investments in mortgage notes receivables	(294,000)	—
Investments in unconsolidated joint ventures	—	(735,000)
Return of capital from unconsolidated joint ventures	—	783,211
Improvements to properties	(8,499,196)	(3,391,381)
Deposits on real estate acquisitions	(2,250,000)	(1,850,000)
Construction escrows and other	(145,012)	(174,234)
Net cash used in investing activities	(176,535,936)	(90,947,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment on mortgages	(712,467)	(7,328,146)
Proceeds from draws on term loan/credit facility	182,150,000	64,000,000
Payments on credit facility	(196,000,000)	—
Payment of contingent consideration	(1,864,370)	—
Proceeds from exercise of warrants	220,371,366	—
Payments to acquire warrants	(21,989,860)	—
Proceeds from the sale of stock	—	13,378,487
Deferred financing and other costs	(122,318)	(205,639)
Registration expenditures	(34,870)	(425,383)
Dividends paid to common shareholders	(20,746,971)	(12,516,146)
Repurchase of common stock	(280,974)	—
Retirement of options	(274,830)	—
Net cash provided by financing activities	160,494,706	56,903,173
Net increase (decrease) in cash and cash equivalents	1,701,638	(24,163,588)
Cash and cash equivalents at beginning of period	4,692,230	34,317,588
Cash and cash equivalents at end of period	$6,393,868	$10,154,000

Other non-cash investing and financing activities:
Assumed mortgage at fair value	$9,670,900	$8,428,062
Intangible lease liabilities	$3,670,775	$7,688,491
Accrued real estate improvement costs	$708,235	$164,857

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Real Estate Investments:
Land	$328,053,350	$283,445,257
Building and improvements	721,898,820	588,248,338
	1,049,952,170	871,693,595
Less: accumulated depreciation	43,370,524	32,364,772
	1,006,581,646	839,328,823
Mortgage note receivable	10,294,000	10,000,000
Investment in and advances to unconsolidated joint venture	15,566,659	15,295,223
Real Estate Investments, net	1,032,442,305	864,624,046
Cash and cash equivalents	6,393,868	4,692,230
Restricted cash	2,059,741	1,700,692
Tenant and other receivables	15,008,749	12,455,190
Deposits	2,250,000	2,000,000
Acquired lease intangible asset, net of accumulated amortization	42,299,617	41,230,616
Prepaid expenses	685,801	1,245,778
Deferred charges, net of accumulated amortization	23,432,476	21,623,474
Other	2,308,375	1,339,501
Total assets	$1,126,880,932	$950,911,527

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$200,000,000	$200,000,000
Credit facility	105,150,000	119,000,000
Mortgage notes payable	81,143,101	72,689,842
Acquired lease intangibles liability, net of accumulated amortization	57,485,197	57,371,803
Accounts payable and accrued expenses	5,964,544	6,468,580
Tenants' security deposits	3,062,637	2,336,680
Other liabilities	16,004,904	26,502,551
Total liabilities	468,810,383	484,369,456

Commitments and contingencies	—	—

Capital:
General partner’s capital	667,790,208	484,694,294
Accumulated other comprehensive loss	(9,722,048)	(18,154,612)
Total partners’ capital	658,068,160	466,539,682
Non-controlling interests	2,389	2,389
Total capital	658,070,549	466,542,071
Total liabilities and capital	$1,126,880,932	$950,911,527

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues
Base rents	$20,161,341	$14,196,622	$39,510,902	$27,538,042
Recoveries from tenants	5,692,669	3,412,322	10,523,498	6,516,364
Mortgage interest	208,197	509,428	412,256	711,650
Total revenues	26,062,207	18,118,372	50,446,656	34,766,056

Operating expenses
Property operating	4,081,626	3,282,120	8,240,507	6,251,468
Property taxes	2,782,806	1,734,562	5,097,984	3,333,721
Depreciation and amortization	9,176,706	7,017,542	18,057,836	13,667,360
General and administrative expenses	2,913,101	2,596,688	5,649,682	5,016,526
Acquisition transaction costs	519,532	630,371	928,368	753,214
Total operating expenses	19,473,771	15,261,283	37,974,377	29,022,289

Operating income	6,588,436	2,857,089	12,472,279	5,743,767
Non-operating income (expenses)
Interest expense and other finance expenses	(3,445,396)	(2,757,108)	(7,270,547)	(5,050,856)
Gain on bargain purchase	—	3,864,145	—	3,864,145
Equity in earnings from unconsolidated joint ventures	40,242	459,491	271,436	983,820
Interest income	1,259	1,135	1,259	11,280
Income from continuing operations	3,184,541	4,424,752	5,474,427	5,552,156
Loss from discontinued operations	(713,529)	—	(713,529)	—
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$2,471,012	$4,424,752	$4,760,898	$5,552,156

Comprehensive income (loss):
Net income attributable to Retail Opportunity Investments Partnership, LP.	$2,471,012	$4,424,752	$4,760,898	$5,552,156
Other comprehensive income (loss)
Unrealized gain (loss) on swap derivative
Unrealized swap derivative gain (loss) arising during the period	5,739,808	(5,441,029)	6,062,062	(5,046,565)
Reclassification adjustment for amortization of interest expense included in net income	1,172,818	960,075	2,370,502	1,532,151
Unrealized gain (loss) on swap derivative, net	6,912,626	(4,480,954)	8,432,564	(3,514,414)
Total other comprehensive income (loss)	$9,383,638	$(56,202)	$13,193,462	$2,037,742

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statement of Capital
(unaudited)

	General Partner’s Capital	Accumulated other comprehensive loss	Non-controlling interests	Capital
Balance at December 31, 2012	$484,694,294	$(18,154,612)	$2,389	$466,542,071
Distributions to ROIC	(43,382,505)	—	—	(43,382,505)
Contributions from ROIC	220,371,366	—	—	220,371,366
Stock based compensation expense	1,346,155	—	—	1,346,155
Net income attributable to Retail Opportunity Investments Partnership, LP	4,760,898	—	—	4,760,898
Other comprehensive gain	—	8,432,564	—	8,432,564
Balance at June 30, 2013	$667,790,208	$(9,722,048)	$2,389	$658,070,549

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to Retail Opportunity Investments Partnership, LP	$4,760,898	$5,552,156
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,057,836	13,667,360
Amortization of deferred financing costs and mortgage premiums, net	176,579	202,405
Gain on bargain purchase	—	(3,864,145)
Straight-line rent adjustment	(1,737,266)	(1,721,006)
Amortization of above and below market rent	(2,045,464)	(1,602,395)
Amortization relating to stock based compensation	1,346,155	1,325,131
Provisions for tenant credit losses	451,475	523,248
Equity in earnings from unconsolidated joint ventures	(271,436)	(983,820)
Loss on sale of discontinued operations	713,529	—
Distribution of cumulative earnings from unconsolidated joint ventures	—	468,000
Other	308,652	—
Change in operating assets and liabilities
Restricted cash	(214,037)	(315,324)
Tenant and other receivables	(1,360,807)	(1,320,640)
Prepaid expenses	549,838	(198,363)
Accounts payable and accrued expenses	(1,940,459)	(3,036,167)
Other assets and liabilities, net	(1,052,625)	1,183,997
Net cash provided by operating activities	17,742,868	9,880,437

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(170,955,340)	(85,579,794)
Proceeds from sale of real estate	5,607,612	—
Investments in mortgage notes receivables	(294,000)	—
Investments in unconsolidated joint ventures	—	(735,000)
Return of capital from unconsolidated joint ventures	—	783,211
Improvements to properties	(8,499,196)	(3,391,381)
Deposits on real estate acquisitions	(2,250,000)	(1,850,000)
Construction escrows and other	(145,012)	(174,234)
Net cash used in investing activities	(176,535,936)	(90,947,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment on mortgages	(712,467)	(7,328,146)
Proceeds from draws on term loan/credit facility	182,150,000	64,000,000
Payments on credit facility	(196,000,000)	—
Payment of contingent consideration	(1,864,370)	—
Deferred financing and other costs	(122,318)	(205,639)
Distributions to ROIC	(43,327,505)	(12,941,529)
Contributions from ROIC	220,371,366	13,378,487
Net cash provided by financing activities	160,494,706	56,903,173
Net increase (decrease) in cash and cash equivalents	1,701,638	(24,163,588)
Cash and cash equivalents at beginning of period	4,692,230	34,317,588
Cash and cash equivalents at end of period	$6,393,868	$10,154,000

Other non-cash investing and financing activities:
Assumed mortgage at fair value	$9,670,900	$8,428,062
Intangible lease liabilities	$3,670,775	$7,688,491
Accrued real estate improvement costs	$708,235	$164,857

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Business

Retail Opportunity Investments Corp., a Maryland corporation ("ROIC"), is a fully integrated and self-managed real estate investment trust ("REIT").  ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers in the western regions of the United States anchored by national and regional supermarkets and drugstores.  ROIC refers to the properties it targets for investments as its target assets.

ROIC is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and ROIC conducts substantially all of its business through, its wholly-owned operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "Operating Partnership") and its subsidiaries.  Unless otherwise indicated or unless the context requires otherwise, all references to the “Company”, “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP.

With the approval of its stockholders, ROIC reincorporated as a Maryland corporation on June 2, 2011.  ROIC began operations as a Delaware corporation, known as NRDC Acquisition Corp., which was incorporated on July 10, 2007, for the purpose of acquiring assets or operating business through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more assets or control of one or more operating businesses.  On October 20, 2009, ROIC’s stockholders and warrantholders approved each of the proposals presented at the special meetings of stockholders and warrantholders, respectively, in connection with the transactions contemplated by the Framework Agreement (the "Framework Agreement") ROIC entered into on August 7, 2009 with NRDC Capital Management, LLC, which, among other things, set forth the steps to be taken by ROIC to continue its business as a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010.

ROIC’s only material asset is its ownership of partnership interests of the Operating Partnership and membership interests in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership. As a result, ROIC does not conduct business itself, other than acting as the parent company and issuing equity from time to time.  The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from warrant exercises and equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries.  In the future the Operating Partnership may generate capital through the issuance of partnership units of the Operating Partnership or equity interests in subsidiaries of the Operating Partnership.

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables, the valuation of performance based restricted stock, stock options, and derivatives.  Actual results could differ from these estimates.

Federal Income Taxes

Commencing with ROIC’s taxable year ended December 31, 2010, ROIC has elected to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the "Code").  Under those sections, a REIT that, among other things, distributes at least 90% of REIT taxable income and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.

Although it may qualify as a REIT for U.S. federal income tax purposes, ROIC is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary ("TRS") is fully subject to U.S. federal, state and local income taxes.  As of June 30, 2013 and for all prior periods since inception, Retail Opportunity Investments Partnership, LP has been an entity disregarded from its sole owner, ROIC, for U.S. federal income tax purposes and as such is not subject to federal income taxes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of June 30, 2013, the tax years 2009 through and including 2012 remain open to examination by the Internal Revenue Service ("IRS") and state taxing authorities.  During the year ended December 31, 2011, the IRS conducted an examination of the Company's 2009 federal tax return.  During the six months ended June 30, 2012 the Company reached a settlement with the IRS in which the Company paid to the IRS approximately $122,000.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the six months ended June 30, 2013 and 2012, capitalized costs related to the improvements or replacement of real estate properties were approximately $8.5 million and $3.4 million, respectively.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods.  The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases.  The value of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancellable terms of the respective leases.  If the value of below-market leases includes renewal option periods, the Company includes such renewal periods in the amortization period utilized.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value.  The Company will record a liability in situations where any part of the cash consideration is deferred.  The amounts payable in the future are discounted to their present value.  The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended June 30, 2013 and 2012 of approximately $520,000 and $630,000, respectively, and approximately $928,000 and $753,000 during the six months ended June 30, 2013 and 2012, respectively.

Regarding the Company's 2013 property acquisitions (see Note 2), the fair value of in-place leases and other intangibles have been allocated to intangible asset and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at June 30, 2013.

In June 2013, the Company sold the Nimbus Winery Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in proceeds to the Company of approximately $5.6 million.  Accordingly, the Company recorded a loss on sale of property of approximately $714,000 for the three and six months ended June 30, 2013, which has been included in discontinued operations.

The Company reviews its investment in its unconsolidated joint venture for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint venture is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the carrying value of the Company's unconsolidated joint venture was impaired at June 30, 2013.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at June 30, 2013 and December 31, 2012 was approximately $2.7 million and $3.2 million, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $11.8 million and $9.1 million, as of June 30, 2013 and December 31, 2012, respectively.

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

During the six months ended June 30, 2012 the effect of the 41,400,000 warrants to purchase ROIC’s common stock  (the "Public Warrants") issued in connection with ROIC’s initial public offering (the "IPO") and the 8,000,000 warrants (the "Private Placement Warrants") purchased by NRDC Capital Management, LLC (the "Sponsor") simultaneously with the consummation of the IPO, were not included in the calculation of diluted EPS as the weighted average share price was less than the exercise price during this period.  During the three and six months ended June 30, 2013 and the three months ended June 30, 2012, the effect of the outstanding Public Warrants and Private Placement Warrants, for the time these were outstanding during these periods, were included in the calculation of diluted EPS as the weighted average share price was greater than the exercise price during this period.  See Note 5 to the accompanying consolidated financial statements.

For the three and six months ended June 30, 2013 and 2012, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock.  The performance based restricted stock awards outstanding under the 2009 Plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

As of June 30, 2013, the Operating Partnership is wholly-owned by ROIC, therefore the presentation of earnings per unit is currently not applicable.

The following table sets forth the reconciliation between basic and diluted EPS:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net income attributable to ROIC	$2,471,012	$4,424,752	$4,760,898	$5,552,156
Less, earnings allocated to unvested shares	(51,572)	(65,915)	(101,660)	(95,669)
Net income available for common shareholders, basic and diluted	$2,419,440	$4,358,837	$4,659,238	$5,456,487

Denominator:
Denominator for basic EPS – weighted average common shares	67,915,106	50,394,722	62,651,921	49,999,241
Warrants	2,987,628	448,720	3,667,635	—
Restricted stock awards – performance-based	120,268	52,073	104,278	51,870
Stock Options	72,090	46,525	62,367	43,791
Denominator for diluted EPS – weighted average common equivalent shares	71,095,092	50,942,040	66,486,201	50,094,902

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 6.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  Restricted stock grants vest based upon the completion of a service period ("time-based grants") and/or the Company meeting certain established financial performance criteria ("performance-based grants").  Time-based grants are valued according to the market price for ROIC’s common stock at the date of grant.  For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company's policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date or the date immediately prior to the grant date.  Awards of stock options and time-based grants stock are expensed as compensation ratably over the vesting period.  Awards of performance-based grants are expensed as compensation under an accelerated method and are recognized in income regardless of the Company results against the performance criteria.

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

The following real estate investment transactions have occurred during the six months ended June 30, 2013.

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

On June 27, 2013, the Company acquired the property known as Hawthorne Crossings located in San Diego, California, for a purchase price of approximately $41.5 million.  Hawthorne Crossings is approximately 141,000 square feet and is anchored by Mitsuwa Marketplace, Ross Dress For Less and Staples.  The property was acquired using borrowings under the Company’s credit facility.

On June 27, 2013, the Company acquired the property known as Granada Shopping Center located in Livermore, California, for a purchase price of approximately $17.5 million.  Granada Shopping Center is approximately 69,000 square feet and is anchored by Lucky Supermarket.  The property was acquired using borrowings under the Company’s credit facility.

The financial information set forth below summarizes the Company's preliminary purchase price allocation for the properties acquired during the six months ended June 30, 2013.

June 30, 2013
ASSETS
Land	$46,679,765
Building and improvements	128,454,743
Acquired lease intangible asset	7,642,268
Deferred charges	3,520,239
Assets acquired	$186,297,015
LIABILITIES
Acquired lease intangible liability	3,670,775
Mortgage notes assumed	9,670,900
Liabilities assumed	$13,341,675

The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy.  See Note 8, “Fair Value of Financial Instruments,” for a discussion of the framework for measuring fair value.

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, adjusted to give effect of these transactions as if they had been completed at the beginning of 2012.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Statement of operations:
Revenues	$26,331,595	$25,180,449	$51,065,929	$47,497,162
Property operating and other expenses	15,229,803	9,599,694	29,333,089	21,847,747
Depreciation and amortization	9,210,852	9,434,100	18,249,685	17,741,075
Net income attributable to Retail Opportunity Investments Corp.	$1,890,940	$6,146,655	$3,483,155	$7,908,340

The following table summarizes the operating results included in the Company's historical consolidated statement of operations for the three and six months ended June 30, 2013, for the properties acquired during the six months ended June 30, 2013.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2013	June 30, 2013
Statement of operations:
Revenues	$2,008,856	$2,563,517
Property operating and other expenses	970,464	1,235,863
Depreciation and amortization	991,266	1,260,183
Net income attributable to Retail Opportunity Investments Corp.	$47,126	$67,471

Mortgage Notes Receivable

The Company holds a $10.0 million second mortgage loan to the joint venture that owns the Crossroads Shopping Center.  The Company owns a 49% equity interest in the joint venture.  The interest rate on the loan is 8% per annum and the loan matures on September 1, 2015, which is coterminous with the existing first mortgage. Additionally, during the six months ended June 30, 2013, the Company funded a $294,000 partner loan to the joint venture.

Unconsolidated Joint Ventures

At June 30, 2013 and December 31, 2012, investment in and advances to unconsolidated joint venture consisted of a 49% ownership of Crossroads Shopping Center of $15.6 million and $15.3 million, respectively.

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

3.	Discontinued Operations

On June 5, 2013, the Company sold the Nimbus Winery Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in proceeds to the Company of approximately $5.6 million.  Accordingly, the Company recorded a loss on sale of property of approximately $714,000 for the three and six months ended June 30, 2013, which has been included in discontinued operations.  The carrying value of the property as of December 31, 2012 was approximately $6.3 million.

4.	Mortgage Notes Payable and Credit Facilities

ROIC does not hold any indebtedness.  All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s revolving credit facility, term loan, and carve-out guarantees on property-level debt.

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at June 30, 2013 and December 31, 2012, respectively, were as follows:

Property	Maturity Date	Interest Rate	June 30, 2013	December 31, 2012
Gateway Village I	February 2014	5.58%	6,638,629	6,718,119
Gateway Village II	May 2014	5.73%	6,794,397	6,872,265
Euclid Plaza	November 2014	5.23%	8,238,053	8,329,824
Country Club Gate	January 2015	5.04%	12,357,860	12,477,997
Renaissance Towne Centre	June 2015	5.13%	16,625,667	16,760,383
Gateway Village III	July 2016	6.10%	7,414,797	7,460,907
Bernardo Heights	July 2017	5.70%	8,826,429	—
Santa Teresa Village	February 2018	6.20%	11,129,744	11,223,888
			$78,025,576	$69,843,383
Mortgage Premium			3,117,525	2,846,459
Total mortgage notes payable			$81,143,101	$72,689,842

Credit Facilities

The Operating Partnership has a revolving credit facility (the "credit facility") with several banks.  The credit facility provides for borrowings of up to $200.0 million and contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The initial maturity date of the credit facility is August 29, 2016, subject to a one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

The Operating Partnership has a term loan agreement (the “term loan”) with several banks.  The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The maturity date of the term loan is August 29, 2017.

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) credit agencies during the second quarter of 2013.  Prior to receiving such investment grade ratings, borrowings under the credit facility and term loan agreements (collectively, the “loan agreements”) accrued interest on the outstanding principal amount at a rate equal to an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate").  Effective as of June 26, 2013, and in connection with receiving the investment grade credit ratings from two rating agencies, borrowings under the loan agreements bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  Prior to June 26, 2013, the Operating Partnership was obligated to pay an unused fee of (a) 0.35% of the undrawn balance if the total outstanding principal amount was less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount was greater than or equal to 50% of the aggregate commitments, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the agreements.  Subsequent to June 26, 2013, the Operating Partnership is obligated to pay a facility fee at a facility fee rate based on the credit rating level of the Company, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the agreements.  The agreements contain certain representations, financial and other covenants typical for these types of facilities.  The Operating Partnership’s ability to borrow under the loan agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Operating Partnership was in compliance with such covenants at June 30, 2013.

As of June 30, 2013, $200.0 million and $105.1 million were outstanding under the term loan and credit facility, respectively.  The average interest rate on both the term loan and the credit facility during the three and six months ended June 30, 2013 was 1.8%.  The Company had $94.9 million available to borrow under the credit facility at June 30, 2013.  The Company had no available borrowings under the term loan.

5.	Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of June 30, 2013 and December 31, 2012, there were no shares of preferred stock outstanding.

6.	Common Stock and Warrants of ROIC

On June 23, 2011, ROIC entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of ROIC’s common stock par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales (“agent”) and/or principal agent.  During the six months ended June 30, 2013, ROIC did not sell any shares under the sales agreement. As of June 30, 2013, ROIC had sold since the inception of the plan a total of 3,183,245 shares under the sales agreement, which resulted in gross proceeds of approximately $39.3 million and commissions of approximately $687,600 paid to the agent.

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

During the six months ended June 30, 2013, the Sponsor exercised the outstanding 8,000,000 Private Placement Warrants on a cashless basis pursuant to which ROIC issued 688,500 shares to the Sponsor.

ROIC has the right to redeem all of the warrants it issued in the IPO, at a price of $0.01 per warrant upon 30 days' notice while the warrants are exercisable, only in the event that the last sale price of the common stock is at least a specified price.  The terms of the warrants are as follows:

•	The exercise price of the warrants is $12.00.

•	The expiration date of the warrants is October 23, 2014.

•	The price at which ROIC’s common stock must trade before ROIC is able to redeem the warrants it issued in the IPO is $18.75.

•
To provide that a warrantholder's ability to exercise warrants is limited to ensure that such holder's "Beneficial Ownership" or "Constructive Ownership," each as defined in ROIC’s charter, does not exceed the restrictions contained in the charter limiting the ownership of shares of ROIC’s common stock.

ROIC has reserved 53,400,000 shares for the exercise of the Public Warrants and the Private Placement Warrants, and issuance of shares under the ROIC’s 2009 Equity Incentive Plan (the "2009 Plan").  During the three and six months ended June 30, 2013, the third-party warrant holders exercised a total of 5,408,496 and 18,364,281 Public Warrants, respectively, during the period, resulting in a total of $64.9 million and $220.4 million proceeds, respectively.

Warrant Repurchase

In May 2010, ROIC’s board of directors authorized a warrant repurchase program to repurchase up to a maximum of $40.0 million of ROIC’s warrants.  During the three months ended June 30, 2013, ROIC repurchased 3,734,000 warrants under the program in privately negotiated transactions for approximately $11.3 million.  During the six months ended June 30, 2013, ROIC repurchased 11,484,000 warrants under the program in privately negotiated transactions for approximately $22.0 million, at a weighted average cost per warrant of approximately $1.91.

As of June 30, 2013, 11,550,719 of the 41,400,000 original Public Warrants remain outstanding and no Private Placement Warrants are outstanding.

7.	Stock Compensation for ROIC

ROIC follows the FASB guidance related to stock compensation which establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer's stock.  The guidance also defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

In 2009, ROIC adopted the 2009 Plan.  The 2009 Plan provides for grants of restricted common stock and stock option awards up to an aggregate of 7.5% of the issued and outstanding shares of ROIC’s common stock at the time of the award, subject to a ceiling of 4,000,000 shares.

Restricted Stock

During the six months ended June 30, 2013, ROIC awarded 218,500 shares of restricted common stock under the 2009 Plan, of which 86,250 shares are performance-based grants and the remainder of the shares are time based grants.  The performance-based grants vest in three equal annual tranches, based on pre-defined market-specific performance criteria with vesting dates on January 1, 2014, 2015 and 2016.

A summary of the status of ROIC's non-vested restricted stock awards as of June 30, 2013, and changes during the six months ended June 30, 2013 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	391,264	$10.48
Granted	218,500	$11.76
Vested	(83,164)	$10.62
Non-vested at June 30, 2013	526,600	$11.27

For the three months ended June 30, 2013 and 2012, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $750,000 and $858,000, respectively.  The amounts charged to expenses for all stock-based compensation arrangements totaled approximately $1.3 million for the six months ended both June 30, 2013 and 2012.

8.	Fair Value of Financial Instruments

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the credit facility and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.  Mortgage notes receivables were recorded at the actual purchase price.  Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $82.2 million with an interest rate range of 2.9% to 4.1% and the weighted average interest rate of 3.3% as of June 30, 2013. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of June 30, 2013:

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Cash Settlement Date
Wells Fargo Bank, N.A.	$25,000,000	4/15/2011	4/15/2021	9/22/2014
PNC Bank, N.A.	$50,000,000	7/1/2011	7/1/2018	12/1/2013
Bank of Montreal	$50,000,000	4/2/2012	4/1/2019	12/1/2013
Wells Fargo Bank, N.A.	$25,000,000	4/2/2012	4/2/2019	9/22/2014
Royal Bank of Canada	$25,000,000	4/1/2013	4/3/2023	10/31/2014

The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in AOCI and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company's liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2013:
Assets
Derivative financial instruments	$—	$1,379,186	$—	$1,379,186
Liabilities
Derivative financial instruments	$—	$(11,101,428)	$—	$(11,101,428)

December 31, 2012:
Liabilities
Derivative financial instruments	$—	$(18,012,516)	$—	$(18,012,516)

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $4.6 million will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of June 30, 2013 and December 31, 2012, respectively:

Derivatives designed as hedging instruments	Balance sheet location	June 30, 2013 Fair Value	December 31, 2012 Fair Value
Interest rate products	Other assets	$1,379,186	$—
Interest rate products	Other liabilities	$(11,101,428)	$(18,012,516)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2013 and 2012, respectively. Amounts reclassified from other comprehensive income (“OCI”) and ineffectiveness are recognized as interest expense and amounts related to ineffectiveness.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amount of gain (loss) recognized in OCI on derivative	$5,739,808	$(5,441,029)	$6,062,062	$(5,046,565)
Amount of loss reclassified from accumulated OCI into interest	$1,172,818	$960,075	$2,370,502	$1,532,151
Amount of gain recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$41,927	$37,947	$4,567	12,296

9.	Commitments and Contingencies

In the normal course of business, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The following table represents the Company’s future minimum annual lease payments under operating leases as of June 30, 2013:

Operating Leases
2013	$345,444
2014	690,888
2015	690,888
2016	754,910
2017	818,932
Thereafter	23,981,684
Total minimum lease payments	$27,282,746

10.	Related Party Transactions

In August 2011, the Company entered into two lease agreements effective July 1, 2011, with an officer of the Company.  Pursuant to the lease agreements, the Company is provided the use of storage space.  For the three months ended June 30, 2013 and 2012, the Company incurred approximately $6,300 and $2,400, respectively, of expenses relating to the agreements. For the six months ended June 30, 2013 and 2012, the Company incurred approximately $11,300 and $4,800, respectively, of expenses relating to the agreements.  These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.

11.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from July 1, 2013 to the date the financial statements are issued and discloses the following items:

On July 31, 2013, the Company’s board of directors declared a cash dividend on its common stock of $0.15 per share, payable on September 30, 2013 to holders of record on September 16, 2013.

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "projects," "should," "estimates," "expects," and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the "Exchange Act").  Actual results may differ materially due to uncertainties including:

•	our ability to identify and acquire retail real estate investments that meet our investment standards in our target markets;

•	the level of rental revenue and net interest income we achieve from our target assets;

•	the market value of our assets and the supply of, and demand for, retail real estate investments in which we invest;

•	the state of the U.S. economy generally, or in specific geographic regions;

•	the impact of economic conditions on our business;

•	the conditions in the local markets in which we operate and our concentration in those markets, as well as changes in national economic and market conditions;

•	consumer spending and confidence trends;

•	our ability to enter into new leases or to renew leases with existing tenants at the properties we own or acquire at favorable rates;

•	our ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	the competitive landscape impacting the properties we own or acquire and their tenants;

•	our relationships with our tenants and their financial condition and liquidity;

•	our ability to continue to qualify as a REIT for U.S. federal income tax;

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

We caution that the foregoing list of factors is not all-inclusive.  All subsequent written and oral forward-looking statements concerning us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above.  We caution not to place undue reliance upon any forward-looking statements, which speak only as of the date made.  We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.  Other sections of this report may include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

 Overview

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT.  ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers in the western regions of the United States, anchored by national and regional supermarkets and drugstores.  ROIC refers to the properties it targets for investment as its target assets.

From the commencement of its operations through June 30, 2013, the Company has completed approximately $1.1 billion of shopping center investments.  As of June 30, 2013, the Company's portfolio consisted of 49 wholly-owned retail properties totaling approximately 4.9 million square feet of gross leasable area (“GLA”). The Company also owns one retail property through a joint venture, which is comprised of a 49% ownership interest in the Crossroads Shopping Center, a 463,402 square foot shopping center situated on approximately 40 acres of land, which is currently 98.8% leased.

As of June 30, 2013, the Company's wholly-owned portfolio was approximately 93.0% leased.  During the three months ended June 30, 2013, the Company leased or renewed a total of 83,000 square feet in its portfolio.  During the six months ended June 30, 2013, the Company leased or renewed a total of 254,000 square feet in its portfolio.  The Company has committed approximately $1.1 million and $266,000 in tenant improvements and leasing commissions, respectively, for the new leases and renewals that occurred during the six months ended June 30, 2013.

ROIC is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and ROIC conducts substantially all of its business through, its wholly-owned Operating Partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership, and its subsidiaries. ROIC reincorporated as a Maryland corporation on June 2, 2011.  ROIC has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2010.

Subsequent Events

On July 31, 2013, the ROIC’s board of directors declared a cash dividend on its common stock of $0.15 per share, payable on September 30, 2013 to holders of record on September 16, 2013.

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock.

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

In accordance with the Financial Accounting Standards Board ("FASB") guidance relating to business combinations, which, among other things, requires any acquirer of a business (investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, the costs of completed acquisitions will reduce our FFO. Acquisition costs for the three months ended June 30, 2013 and 2012 were approximately $520,000 and $630,000, respectively.  Acquisition costs for the six months ended June 30, 2013 and 2012 were approximately $928,000 and $753,000, respectively.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income for period	$2,471,012	$4,424,752	$4,760,898	$5,552,156
Plus: Real property depreciation	4,668,517	3,324,573	8,917,306	6,279,053
Amortization of tenant improvements and allowances	1,207,475	913,792	2,387,851	1,860,134
Amortization of deferred leasing costs	3,300,714	2,779,177	6,752,679	5,528,173
Depreciation and amortization attributable to unconsolidated joint ventures	353,254	605,972	705,330	1,212,237
Loss from discontinued operations	713,529	—	713,529	—
Funds from operations	$12,714,501	$12,048,266	$24,237,593	$20,431,753

Results of Operations

At June 30, 2013, the Company had equity interests in 50 properties, of which 49 are consolidated (“consolidated properties”) in the accompanying financial statements and one is accounted for under the equity method of accounting. The Company believes, because of the location of the properties in densely populated areas, the nature of its investment provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

Property operating income is a non-GAAP financial measure of performance.  The Company defines property operating income as operating revenues (base rent and recoveries from tenants), less property and related expenses (property operating expenses and property taxes).  Property operating income excludes general and administrative expenses, mortgage interest income, depreciation and amortization, acquisition transaction costs, interest expense, gains and losses from property acquisitions and dispositions, equity in earnings from unconsolidated joint ventures, extraordinary items, tenant improvements and leasing commissions.  Other REITs may use different methodologies for calculating property operating income, and accordingly, the Company’s property operating income may not be comparable to other REITs.

Property operating income is used by management to evaluate and compare the operating performance of the Company’s properties, to determine trends in earnings and to compute the fair value of the Company’s properties as this measure is not affected by the cost of our funding, the impact of depreciation and amortization expenses, gains or losses from the acquisition and sale of operating real estate assets, general and administrative expenses or other gains and losses that relate to our ownership of our properties.  The Company believes the exclusion of these items from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating the Company’s properties as well as trends in occupancy rates, rental rates and operating costs.

Property operating income is a measure of the operating performance of the Company’s properties but does not measure the Company’s performance as a whole. Property operating income is therefore not a substitute for net income or operating income as computed in accordance with GAAP.

Results of Operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended June 30, 2013 and 2012.

		For the Three Months Ended
		June 30, 2013	June 30, 2012

Operating income per GAAP		$6,588,436	$2,857,089
Plus:	Depreciation and amortization	9,176,706	7,017,542
	General and administrative expenses	2,913,101	2,596,688
	Acquisition transaction costs	519,532	630,371
Less:	Mortgage interest	(208,197)	(509,428)
Property operating income		$18,989,578	$12,592,262

The following comparison for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, makes reference to the effect of the same-store properties. Same-store properties represent all operating properties owned by the Company in the same manner during both periods which totaled 31 of the Company’s 49 consolidated properties.

The table below provides a reconciliation of operating income in accordance with GAAP to property operating income for the three months ended June 30, 2013 and 2012 related to the 31 same-store properties owned by the Company during the entirety of both periods.

		For the Three Months Ended
		June 30, 2013	June 30, 2012

Same-store operating income per GAAP		$7,400,975	$5,642,619
Plus:	Depreciation and amortization	5,711,959	6,548,024
	Acquisition transaction costs	9,819	21,812
Same-store property operating income		$13,122,753	$12,212,455

During the three months ended June 30, 2013, the Company generated property operating income of approximately $19.0 million compared to property operating income of $12.6 million generated during the three months ended June 30, 2012.  Property operating income increased by $6.4 million during the three months ended June 30, 2013 primarily as a result of an increase in the number of properties owned by the Company in 2013 compared to 2012 and an increase in same-store properties’ operating income.  As of June 30, 2013, the Company owned 49 consolidated properties as compared to 36 properties at June 30, 2012. The newly acquired properties increased property operating income in 2013 by approximately $5.5 million.  The 31 same-store properties increased property operating income by approximately $910,000.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended June 30, 2013 of approximately $9.2 million compared to $7.0 million incurred during the comparable period in 2012. Depreciation and amortization expenses were higher in 2013 as a result of an increase in the number of properties owned by the Company in 2013 compared to 2012.

General and administrative Expenses

The Company incurred general and administrative expenses during the three months ended June 30, 2013 of approximately $2.9 million compared to $2.6 million incurred during the comparable period in 2012. General and administrative expenses increased approximately $300,000 primarily as a result of increased administrative expenses incurred to support our increase in the number of properties owned by the Company in 2013 compared to 2012.

Acquisition transaction costs

The Company incurred property acquisition costs during the three months ended June 30, 2013 of approximately $520,000 compared to $630,000 incurred during the comparable period in 2012. Property acquisition costs were higher in 2012 due to additional professional fees incurred related to acquisition activity.

Interest expense and other finance expenses

During the three months ended June 30, 2013, the Company incurred approximately $3.4 million of interest expense compared to approximately $2.8 million during the three months ended June 30, 2012, due to higher net borrowings on the term loan/credit facility and interest incurred on loans assumed for Santa Teresa Village, Euclid Plaza and Bernardo Heights, slightly offset by lower borrowing costs during the period.

Gain on bargain purchase

During the three months ended June 30, 2012, the Company recorded a gain on bargain purchase of approximately $3.9 million when recording the fair values of two properties that were acquired during the period through Conveyance in Lieu of Foreclosure Agreements.  There was no comparable gain recorded during the three months ended June 30, 2013.

Loss from discontinued operations

In June 2013, the Company sold the Nimbus Winery Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in proceeds to the Company of approximately $5.6 million.  Accordingly, the Company recorded a loss on sale of property of approximately $714,000 for the three months ended June 30, 2013, which has been included in discontinued operations.

Results of Operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the six months ended June 30, 2013 and 2012.

		For the Six Months Ended
		June 30, 2013	June 30, 2012

Operating income per GAAP		$12,472,279	$5,743,767
Plus:	Depreciation and amortization	18,057,836	13,667,360
	General and administrative expenses	5,649,682	5,016,526
	Acquisition transaction costs	928,368	753,214
Less:	Mortgage interest	(412,256)	(711,650)
Property operating income		$36,695,909	$24,469,217

The following comparison for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, makes reference to the effect of the same-store properties. Same-store properties represent all operating properties owned by the Company in the same manner during both periods which totaled 29 of the Company’s 49 consolidated properties.

The table below provides a reconciliation of operating income in accordance with GAAP to property operating income for the six months ended June 30, 2013 and 2012 related to the 29 same-store properties owned by the Company during the entirety of both periods.

		For the Six Months Ended
		June 30, 2013	June 30, 2012

Same-store operating income per GAAP		$13,035,272	$10,132,964
Plus:	Depreciation and amortization	10,918,609	12,655,062
	Acquisition transaction costs	1,319	201,278
Same-store property operating income		$23,955,200	$22,989,304

During the six months ended June 30, 2013, the Company generated property operating income of approximately $36.7 million compared to property operating income of $24.5 million generated during the six months ended June 30, 2012.  Property operating income increased by $12.2 million during the six months ended June 30, 2013 primarily as a result of an increase in the number of properties owned by the Company in 2013 compared to 2012 and an increase in same-store properties’ operating income.  As of June 30, 2013, the Company owned 49 consolidated properties as compared to 36 properties at June 30, 2012.  The newly acquired properties increased property operating income in 2013 by approximately $11.3 million.  The 29 same-store properties increased property operating income by approximately $966,000.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the six months ended June 30, 2013 of approximately $18.1 million compared to $13.7 million incurred during the comparable period in 2012. Depreciation and amortization expenses were higher in 2013 as a result of an increase in the number of properties owned by the Company in 2013 compared to 2012.

General and administrative Expenses

The Company incurred general and administrative expenses during the six months ended June 30, 2013 of approximately $5.6 million compared to $5.0 million incurred during the comparable period in 2012. General and administrative expenses increased approximately $600,000 primarily as a result of increased administrative expenses incurred to support our increase in the number of properties owned by the Company in 2013 compared to 2012.

Acquisition transaction costs

The Company incurred property acquisition costs during the six months ended June 30, 2013 of approximately $930,000 compared to $750,000 incurred during the comparable period in 2012. Property acquisition costs were higher in 2013 due to legal and other professional fees incurred related to acquisition activity.

Interest expense and other finance expenses

During the six months ended June 30, 2013, the Company incurred approximately $7.3 million of interest expense compared to approximately $5.0 million during the six months ended June 30, 2012, due to higher net borrowings on the term loan/credit facility and interest incurred on loans assumed for Santa Teresa Village, Euclid Plaza and Bernardo Heights, slightly offset by lower borrowing costs during the period.

Gain on bargain purchase

During the six months ended June 30, 2012, the Company recorded a gain on bargain purchase of approximately $3.9 million when recording the fair values of two properties that were acquired during the period through Conveyance in Lieu of Foreclosure Agreements.  There was no comparable gain recorded during the six months ended June 30, 2013.

Loss from discontinued operations

In June 2013, the Company sold the Nimbus Winery Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in proceeds to the Company of approximately $5.6 million.  Accordingly, the Company recorded a loss on sale of property of approximately $714,000 for the six months ended June 30, 2013, which has been included in discontinued operations.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex or subjective judgments.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 1 to ROIC’s and the Operating Partnership’s consolidated financial statements.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods.  The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases.  The value of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancellable terms of the respective leases.  If the value of below-market leases includes renewal option periods, the Company includes such renewal periods in the amortization period utilized.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  The Company will record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value.  The Company will record a liability in situations where any part of the cash consideration is deferred.  The amounts payable in the future are discounted to their present value.  The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at June 30, 2013.

The Company reviews its investment in its unconsolidated joint venture for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  Management does not believe that the value of its unconsolidated joint venture was impaired at June 30, 2013.

REIT Qualification Requirements

ROIC has elected and qualified to be taxed as a REIT under the Code, and believes that it has been organized and has operated in a manner that will allow it to continue to qualify for taxation as a REIT under the Code.

ROIC is subject to a number of operational and organizational requirements to qualify and then maintain qualification as a REIT.  If ROIC does not qualify as a REIT, its income would become subject to U.S. federal, state and local income taxes at regular corporate rates that would be substantial and the Company cannot re-elect to qualify as a REIT for four taxable years following the year that it failed to qualify as a REIT.  The resulting adverse effects on the Company's results of operations, liquidity and amounts distributable to stockholders would be material.

Liquidity and Capital Resources

Liquidity and Capital Resources of the Company

In this "Liquidity and Capital Resources of the Company" section and in the "Liquidity and Capital Resources of the Operating Partnership" section, the term "the Company" refers to Retail Opportunity Investments Corp. on an unconsolidated basis, excluding the Operating Partnership.

The Company's business is operated primarily through the Operating Partnership, of which the Company is the parent company and which it consolidates for financial reporting purposes.  Because the Company operates on a consolidated basis with the Operating Partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.

The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company.  The Company itself does not hold any indebtedness other than guarantees of indebtedness of the Operating Partnership, and its only material assets are its ownership of partnership interests of the Operating Partnership and membership interests in Retail Opportunity Investments GP, LLC, the sole general partner of the Operating Partnership.  Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements.  However, all debt is held directly or indirectly by the Operating Partnership.  The Company’s principal funding requirement is the payment of dividends on its common stock.  The Company's principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.

As the parent company of the Operating Partnership, the Company, indirectly, has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.  The Company causes the Operating Partnership to distribute such portion of its available cash as the Company may in its discretion determine, in the manner provided in the Operating Partnership's partnership agreement.

The Company is a well-known seasoned issuer with an effective shelf registration statement filed in June 2013 that allows the Company to register unspecified various classes of equity securities.  As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing.  Any proceeds from such equity issuances would be contributed to the Operating Partnership. The Operating Partnership may use the proceeds to acquire additional properties and for general working capital purposes.

Liquidity is a measure of the ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and meet other general business needs.  The liquidity of the Company is dependent on the Operating Partnership’s ability to make sufficient distributions to the Company.  The primary cash requirement of the Company is its payment of dividends to its stockholders.

During the six months ended June 30, 2013, the Company's primary source of cash was proceeds from the exercise of warrants. As of June 30, 2013, the Company has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

During the year ended December 31, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock, par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the six months ended June 30, 2013, the Company did not sell any shares under the sales agreement.

For the six months ended June 30, 2013, dividends paid to stockholders totaled approximately $20.7 million.  On a consolidated basis, cash flows from operations for the same period totaled approximately $17.7 million.  The deficiency of $3.0 million was funded through the proceeds from the sale of the Nimbus Winery Shopping Center.  For the six months ended June 30, 2012, dividends paid to stockholders totaled approximately $12.5 million.  On a consolidated basis, cash flows from operations for the same period totaled approximately $9.9 million.  The deficiency of $2.6 million was funded through a borrowing by the Operating Partnership under the credit facility.  In the future, it is expected that the Company will reach the point where the cash flows from stabilized properties will be sufficient to cover the dividends paid to stockholders.

Potential future sources of capital include cash flows from operating activities, proceeds from unsecured or secured financings from banks or other lenders and undistributed funds from operations.  In addition, the Company anticipates raising additional capital from future equity and debt financings, and if the value of its common stock continues to exceed the exercise price of its warrants, through the sale of common stock to the holders of its warrants from time to time. The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) credit agencies during the second quarter of 2013.  These ratings provide the Company access to the unsecured bond market, an additional avenue that can be used to fund the Company’s and the Operating Partnership's liquidity and capital needs.

Liquidity and Capital Resources of the Operating Partnership

In this “Liquidity and Capital Resources of the Operating Partnership” section, the terms the “Operating Partnership,” “we”, “our” and “us” refer to the Operating Partnership together with its consolidated subsidiaries or the Operating Partnership and the Company together with their respective consolidated subsidiaries, as the context requires.

During the six months ended June 30, 2013, the Operating Partnership's primary sources of cash were (i) cash flows from operating activities and (ii) proceeds from bank borrowings.  As of June 30, 2013, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

The Operating Partnership has a revolving credit facility (the “credit facility”) with several banks. The credit facility provides for borrowings of up to $200.0 million and contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The initial maturity date of the credit facility is August 29, 2016, subject to a one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

In addition, the Operating Partnership has a term loan agreement (the “term loan”) with several banks. The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The maturity date of the term loan is August 29, 2017.

As of June 30, 2013, $200.0 million and $105.1 million were outstanding under the term loan and credit facility, respectively.  The average interest rate on the term loan and credit facility during the three and six months ended June 30, 2013 was 1.8%.  The Operating Partnership had $94.9 million available to borrow under the credit facility at June 30, 2013.  The Operating Partnership had no available borrowings under the term loan.

In February 2013, the Operating Partnership assumed an existing mortgage loan with an outstanding principal balance of approximately $8.9 million as part of the acquisition of Bernardo Heights Plaza.

While the Operating Partnership generally intends to hold its target assets as long term investments, certain of its investments may be sold in order to manage the Operating Partnership’s interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

	For the Six Months Ended
	June 30, 2013	June 30, 2012

Net Cash Provided by (Used in):
Operating Activities	$17,742,868	$9,880,437
Investing Activities	$(176,535,936)	$(90,947,198)
Financing Activities	$160,494,706	$56,903,173

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $17.7 million in the six months ended June 30, 2013, compared to $9.9 million in the comparable period in 2012. During the six months ended June 30, 2013, cash flows from operating activities increased by approximately $7.9 million primarily due to an $8.2 million increase in net income, adjusted for non-cash items, an increase in the change in accounts payable and accrued expenses, offset by a $2.2 million decrease in other assets and liabilities, net.

Investing Activities

Net cash flows used in investing activities amounted to $176.5 million in the six months ended June 30, 2013, compared to $90.9 million in the comparable period in 2012. During the six months ended June 30, 2013, cash flows used in investing activities increased by approximately $85.6 million, primarily due to the increase in investments in real estate, net of proceeds from the sale of real estate, of approximately $79.8 million, and an increase in improvements to properties of approximately $5.1 million.

Financing Activities

Net cash flows provided by financing activities amounted to $160.5 million for the six months ended June 30, 2013, compared to $56.9 million in the comparable period in 2012. During the six months ended June 30, 2013, cash flows provided by financing activities increased by approximately $103.6 million, primarily due to the receipt of $198.4 million of proceeds from the exercise of warrants, net of cash used to acquire warrants, and the decrease in principal repayments on mortgages of approximately $6.6 million.  These increases were offset by net payments on the credit facility of approximately $77.9 million, an increase in the quarterly dividend paid to shareholders of approximately $8.2 million, and approximately $13.4 million in proceeds received during the six months ended June 30, 2012 related to the sale of common stock under the ATM program, for which no activity occurred during the six months ended June 30, 2013.

Contractual Obligations

The following table presents the principal amount of the Company's long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at June 30, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$719,490	$22,440,636	$28,685,585	$7,582,838	$8,460,412	$10,136,577	$78,025,538
Mortgage Notes Payable Interest	2,177,771	3,719,998	2,073,806	1,317,579	910,889	104,635	10,304,678
Term loan (2)	—	—	—	—	200,000,000	—	200,000,000
Credit facility (2)	—	—	—	105,150,000	—	—	105,150,000
Operating lease obligations	345,444	690,888	690,888	754,910	818,932	23,981,684	27,282,746
Total	$3,242,705	$26,851,522	$31,450,279	$114,805,327	$210,190,233	$34,222,896	$420,762,962

(1)	Does not include unamortized mortgage premium of $3.1 million as of June 30, 2013.

(2)
For the purpose of the above table, the Company has assumed that borrowings under the loan agreements bear interest at the average interest rate on the term loan and credit facility during the three and six months ended June 30, 2013 which was 1.8%.  Borrowings under the term loan and credit facility bear interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

As of June 30, 2013, the Company did not have any capital lease obligations or purchase obligations.

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

The Operating Partnership has a revolving credit facility (the "credit facility") with several banks.  The credit facility provides for borrowings of up to $200.0 million and contains an accordion feature, which allows the Company to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The initial maturity date of the credit facility is August 29, 2016, subject to a one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

The Operating Partnership has a term loan agreement (the “term loan”) with several banks.  The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The maturity date of the term loan is August 29, 2017.

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) credit agencies during the second quarter of 2013.  Prior to receiving such investment grade ratings, borrowings under the credit facility and term loan agreements (collectively, the “loan agreements”) accrued interest on the outstanding principal amount at a rate equal to an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate").  Effective as of June 26, 2013, and in connection with receiving the investment grade credit ratings from two rating agencies, borrowings under the loan agreements bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  Prior to June 26, 2013, the Operating Partnership was obligated to pay an unused fee of (a) 0.35% of the undrawn balance if the total outstanding principal amount was less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount was greater than or equal to 50% of the aggregate commitments, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the agreements.  Subsequent to June 26, 2013, the Operating Partnership is obligated to pay a facility fee at a facility fee rate based on the credit rating level of the Company, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the agreements.  The agreements contain certain representations, financial and other covenants typical for these types of facilities.  The Operating Partnership’s ability to borrow under the loan agreements is subject to its compliance with the covenants and other restrictions on an ongoing basis.  The Operating Partnership was in compliance with such covenants at June 30, 2013.

As of June 30, 2013, $200.0 million and $105.1 million were outstanding under the term loan and credit facility, respectively.  The average interest rate on the term loan and credit facility during the three and six months ended June 30, 2013 was 1.8%.  The Company had $94.9 million available to borrow under the credit facility at June 30, 2013. The Company had no available borrowings under the term loan.

In addition, in connection with the acquisition of a property on February 6, 2013, the Company assumed a mortgage with an unpaid principal amount as of June 30, 2013 of approximately $8.8 million.

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

Distributions

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

The Operating Partnership pays distributions to ROIC as sole holder of limited partnership interests of the Operating Partnership.

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

As of June 30, 2013, the Company had $305.1 million of variable rate debt outstanding.  As of June 30, 2013, the Company has primarily used fixed-rate debt and five forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 8, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into five forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company's interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of June 30, 2013, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	June 30, 2013 Value	Increase 50 basis points	Increase 100 basis points
$ 25M	(6,424,579)	(3,607,414)	(2,621,997)	(1,671,070)	(757,729)
$ 50M	(6,460,601)	(5,229,023)	(4,058,946)	(2,826,375)	(1,627,194)
$ 50M	(6,813,976)	(5,392,476)	(4,039,684)	(2,634,419)	(1,272,142)
$ 25M	(2,010,388)	(1,314,006)	(656,738)	26,658	688,936
$ 25M	(812,174)	321,310	1,372,144	2,415,521	3,406,898

Item 4. Controls and Procedures

Controls and Procedures (Retail Opportunity Investments Corp.)

ROIC’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the ROIC's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, the ROIC's disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to ROIC that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the six months ended June 30, 2013, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

Controls and Procedures (Retail Opportunity Investments Partnership, LP)

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, the Operating Partnership's disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Operating Partnership that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the six months ended June 30, 2013, there was no change in the Operating Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A.  Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes to our risk factors during the six months ended June 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, ROIC purchased outstanding Public Warrants as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	—	$—	—	—
May 1, 2013 to May 31, 2013	1,734,000	$3.38	—	—
June 1, 2013 to June 30, 2013	2,000,000	$2.73	—	—
Total	3,734,000		—	—

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor .(1)
3.2	Articles of Amendment and Restatement of Retail Opportunity Investment Corp.(1)
3.3	Bylaws of Retail Opportunity Investments Corp.(2)
3.3
Amended and Restated Agreement of Limited Partnership of Retail Opportunity Investments Partnership, LP dated as of December 1, 2012 between Retail Opportunity Investments GP, LLC and Retail Opportunity Investments Corp.(3)

4.1	Specimen Unit Certificate.(2)
4.2	Specimen Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company NRDC Acquisition Corp.(4)
4.5	Supplement and Amendment to Warrant Agreement by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of October 20, 2009.(2)
4.6	Letter Agreement, dated December 11, 2012, between Retail Opportunity Investments Corp. and Computershare Trust Company, NA.(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company's current report on Form 8-K filed on June 2, 2011.
(2)	Incorporated by reference to the Company's current report on Form 8-K filed on February 9, 2009.
(3)	Incorporated by reference to the Company's and the Operating Partnership's Registration Statement on Form S-3 filed on June 3, 2013.
(4)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).
(5)	Incorporated by reference to the Company's current report on Form 8 K filed on December 14, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner Registrant
/s/ Stuart A. Tanz Name: Stuart A. Tanz Title: Chief Executive Officer Date: August 2, 2013	/s/ Stuart A. Tanz Name: Stuart A. Tanz Title: Chief Executive Officer Date: August 2, 2013

/s/ Michael B. Haines Name: Michael B. Haines Title: Chief Financial Officer Date: August 2, 2013	/s/ Michael B. Haines Name: Michael B. Haines Title: Chief Financial Officer Date: August 2, 2013