Form 10-Q
period 2013-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2013-10-31
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 72,062,585 shares of common stock, par value $0.0001 per share, outstanding as of October 28, 2013.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2013 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which Retail Opportunity Investments Corp. is the parent company and general partner.  Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP.  Unless otherwise indicated or unless the context requires otherwise, all references in this report to the Operating Partnership refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust (“REIT”) and as of September 30, 2013, ROIC owned an approximate 95.6% partnership interest and other limited partners owned the remaining 4.4% partnership interest in the Operating Partnership.  Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the operating partnership’s day-to-day management and control.

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

Management operates ROIC and the Operating Partnership as one enterprise. The management of ROIC and the Operating Partnership are the same.

There are few differences between ROIC and the Operating Partnership, which are reflected in the disclosures in this report.  The Company believes it is important to understand the differences between ROIC and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company.  ROIC is a REIT, whose only material asset is its ownership of direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership.  As a result, ROIC does not conduct business itself, other than acting as the parent company of the Operating Partnership and issuing equity from time to time. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity.  Except for net proceeds from warrant exercises and equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”) of the Operating Partnership.

Noncontrolling interests is the primary area of difference between the Consolidated Financial Statements for ROIC and the Operating Partnership.  The OP Units in the Operating Partnership that are not owned by ROIC are accounted for as partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in ROIC’s financial statements.  Accordingly, this report presents the Consolidated Financial Statements for ROIC and the Operating Partnership separately, as required, as well as Earnings Per Share / Earnings Per Unit and Capital of the Partnership.

This report also includes separate Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 4. Controls and Procedures sections and separate Chief Executive Officer and Chief Financial Officer certifications for each of ROIC and the Operating Partnership as reflected in Exhibits 31 and 32.

TABLE OF CONTENTS

		Page
Part I. Financial Information		1
Item 1.	Financial Statements	1
	Consolidated Financial Statements of Retail Opportunity Investments Corp.:
	Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1
	Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2013 and September 30, 2012	2
	Consolidated Statements of Equity (Unaudited) for the nine months ended September 30, 2013	3
	Consolidated Statements of Cash Flow (Unaudited) for the nine months ended September 30, 2013 and September 30, 2012	4
	Consolidated Financial Statements of Retail Opportunity Investments Partnership, LP:
	Consolidated Balance Sheets (Unaudited) as of September 30, 2013 and December 31, 2012	5
	Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2013 and September 30, 2012	6
	Consolidated Statements of Capital (Unaudited) for the nine months ended September 30, 2013	7
	Consolidated Statements of Cash Flow (Unaudited) for the nine months ended September 30, 2013 and September 30, 2012	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
Part II. Other Information		42
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
Signatures		44

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Real Estate Investments:
Land	$374,112,312	$283,445,257
Building and improvements	886,635,954	588,248,338
	1,260,748,266	871,693,595
Less: accumulated depreciation	49,725,821	32,364,772
	1,211,022,445	839,328,823
Mortgage note receivable	—	10,000,000
Investment in and advances to unconsolidated joint venture	—	15,295,223
Real Estate Investments, net	1,211,022,445	864,624,046
Cash and cash equivalents	9,834,336	4,692,230
Restricted cash	1,977,552	1,700,692
Tenant and other receivables, net	16,665,091	12,455,190
Deposits	1,000,000	2,000,000
Acquired lease intangible assets, net of accumulated amortization	44,206,512	41,230,616
Prepaid expenses	523,510	1,245,778
Deferred charges, net of accumulated amortization	24,963,685	21,623,474
Other	2,417,373	1,339,501
Total assets	$1,312,610,504	$950,911,527

LIABILITIES AND EQUITY
Liabilities:
Term loan	$200,000,000	$200,000,000
Credit facility	174,750,000	119,000,000
Mortgage notes payable	126,910,642	72,689,842
Acquired lease intangible liabilities, net of accumulated amortization	58,436,655	57,371,803
Accounts payable and accrued expenses	13,273,033	6,468,580
Tenants' security deposits	3,242,511	2,336,680
Other liabilities	16,580,673	26,502,551
Total liabilities	593,193,514	484,369,456

Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 72,062,585 and 52,596,754 shares issued and outstanding at September 30, 2013 and December 31, 2012	7,200	5,260
Additional paid-in-capital	738,388,691	523,540,268
Dividends in excess of earnings	(40,496,143)	(38,851,234)
Accumulated other comprehensive loss	(9,953,654)	(18,154,612)
Total Retail Opportunity Investments Corp. stockholders' equity	687,946,094	466,539,682
Non-controlling interests	31,470,896	2,389
Total equity	719,416,990	466,542,071
Total liabilities and equity	$1,312,610,504	$950,911,527

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Base rents	$20,686,688	$15,196,646	$60,197,590	$42,734,688
Recoveries from tenants	5,330,339	3,343,541	15,549,716	9,427,763
Mortgage interest	204,961	189,995	617,217	901,645
Other income	925,454	159,092	1,229,575	591,234
Total revenues	27,147,442	18,889,274	77,594,098	53,655,330

Operating expenses
Property operating	4,963,809	3,072,670	13,204,316	9,324,140
Property taxes	2,795,468	1,781,639	7,893,452	5,115,361
Depreciation and amortization	9,755,321	7,070,557	27,813,157	20,737,917
General and administrative expenses	2,526,312	3,699,852	8,175,994	8,716,378
Acquisition transaction costs	641,224	194,191	1,569,592	947,404
Total operating expenses	20,682,134	15,818,909	58,656,511	44,841,200

Operating income	6,465,308	3,070,365	18,937,587	8,814,130
Non-operating income (expenses)
Interest expense and other finance expenses	(3,703,556)	(3,094,023)	(10,974,103)	(8,144,879)
Gain on consolidation of joint venture	20,381,849	2,144,696	20,381,849	2,144,696
Gain on bargain purchase	—	—	—	3,864,145
Equity in earnings from unconsolidated joint ventures	2,118,501	497,311	2,389,937	1,481,132
Interest income	189	419	1,448	11,280
Income from continuing operations	25,262,291	2,618,768	30,736,718	8,170,504
Loss from discontinued operations	—	—	(713,529)	—
Net Income Attributable to Retail Opportunity Investments Corp.	$25,262,291	$2,618,768	$30,023,189	$8,170,504

Net income per share - basic:
Income from continuing operations	$0.35	$0.05	$0.47	$0.16
Loss from discontinued operations	—	—	(0.01)	—
Net income per share	$0.35	$0.05	$0.46	$0.16

Net income per share - diluted:
Income from continuing operations	$0.34	$0.05	$0.45	$0.16
Loss from discontinued operations	—	—	(0.01)	—
Net income per share	$0.34	$0.05	$0.44	$0.16

Dividends per common share	$0.15	$0.14	$0.45	$0.39

Comprehensive income:
Net income attributable to Retail Opportunity Investments Corp.	$25,262,291	$2,618,768	$30,023,189	$8,170,504
Other comprehensive (loss) income
Unrealized (loss) gain on swap derivative
Unrealized swap derivative (loss) gain arising during the period	(1,419,472)	(2,823,453)	4,642,590	(7,873,977)
Reclassification adjustment for amortization of interest expense included in net income	1,187,866	1,184,484	3,558,368	2,720,594
Unrealized (loss) gain on swap derivative, net	(231,606)	(1,638,969)	8,200,958	(5,153,383)
Total other comprehensive income	$25,030,685	$979,799	$38,224,147	$3,017,121

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statement of Equity
(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Dividends in Excess of Earnings	Accumulated other comprehensive loss	Non-controlling interests	Equity
Balance at December 31, 2012	52,596,754	$5,260	$523,540,268	$(38,851,234)	$(18,154,612)	$2,389	$466,542,071
Shares issued under the 2009 Plan	233,914	23	(23)	—	—	—	—
Repurchase of common stock	(21,865)	(2)	(280,972)	—	—	—	(280,974)
Retirement of options	—	—	(274,830)	—	—	—	(274,830)
Stock based compensation expense	—	—	2,109,040	—	—	—	2,109,040
Proceeds from the exercise of warrants	18,565,282	1,851	222,781,527	—	—	—	222,783,378
Exercise of Sponsor warrants	688,500	68	(68)	—	—	—	—
Buyback of warrants	—	—	(23,318,841)	—	—	—	(23,318,841)
Issuance of OP Units to Non-controlling interests	—	—	—	—	—	45,372,731	45,372,731
Adjustment to for Non-controlling interests ownership in Operating Partnership	—	—	13,901,835	—	—	(13,901,835)	—
Purchase of Non-controlling interest	—	—	—	—	—	(2,389)	(2,389)
Registration expenditures	—	—	(69,245)	—	—	—	(69,245)
Dividends ($.45 per share)	—	—	—	(31,585,598)	—	—	(31,585,598)
Dividends payable on performance-based shares	—	—	—	(82,500)	—	—	(82,500)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	30,023,189	—	—	30,023,189
Other comprehensive income	—	—	—	—	8,200,958	—	8,200,958
Balance at September 30, 2013	72,062,585	$7,200	$738,388,691	$(40,496,143)	$(9,953,654)	$31,470,896	$719,416,990

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,023,189	$8,170,504
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,813,157	20,737,917
Amortization of deferred financing costs and mortgage premiums, net	101,572	346,685
Gain on consolidation of joint venture	(20,381,849)	(2,144,696)
Gain on bargain purchase	—	(3,864,145)
Straight-line rent adjustment	(2,336,767)	(2,504,416)
Amortization of above and below market rent	(3,044,768)	(2,569,807)
Amortization relating to stock based compensation	2,109,040	2,298,971
Provisions for tenant credit losses	961,051	759,857
Equity in earnings from unconsolidated joint ventures	(2,389,937)	(1,481,131)
Loss on sale of discontinued operations	713,529	—
Distribution of cumulative earnings from unconsolidated joint ventures	—	686,017
Other	490,924	—
Change in operating assets and liabilities
Restricted cash	(353,354)	(473,465)
Tenant and other receivables	(1,832,325)	(2,299,437)
Prepaid expenses	742,972	86,983
Accounts payable and accrued expenses	2,725,392	253,885
Other assets and liabilities, net	(1,998,197)	1,192,822
Net cash provided by operating activities	33,343,629	19,196,544

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(180,090,191)	(125,743,992)
Acquisition of entities	(43,378,106)	—
Proceeds from sale of real estate	5,607,612	—
Investments in mortgage notes receivables	(294,000)	—
Investments in unconsolidated joint ventures	—	(735,000)
Return of capital from unconsolidated joint ventures	—	8,661,211
Improvements to properties	(14,629,136)	(5,478,170)
Deposits on real estate acquisitions	(7,150,000)	(2,600,000)
Construction escrows and other	76,494	(207,290)
Net cash used in investing activities	(239,857,327)	(126,103,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(7,663,760)	(7,608,484)
Proceeds from draws on term loan/credit facility	251,750,000	90,000,000
Payments on credit facility	(196,000,000)	—
Payment of contingent consideration	(1,864,370)	—
Proceeds from exercise of warrants	222,783,378	—
Payments to acquire warrants	(23,318,841)	—
Proceeds from the sale of stock	—	36,860,055
Purchase of Non-controlling interest	(2,389)	—
Deferred financing and other costs	(1,817,567)	(2,612,648)
Registration expenditures	(69,245)	(821,781)
Dividends paid to common shareholders	(31,585,598)	(19,739,210)
Repurchase of common stock	(280,974)	—
Retirement of options	(274,830)	—
Net cash provided by financing activities	211,655,804	96,077,932
Net increase (decrease) in cash and cash equivalents	5,142,106	(10,828,765)
Cash and cash equivalents at beginning of period	4,692,230	34,317,588
Cash and cash equivalents at end of period	$9,834,336	$23,488,823

Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions of entities	$45,372,731	$—
Assumed mortgage at fair value	$62,749,675	$8,428,062
Intangible lease liabilities	$6,444,176	$9,660,574
Transfer of equity investment in property to real estate investment	$15,990,769	$4,008,350
Interest rate swap asset	$1,391,684	$—
Interest rate swap liabilities	$(6,665,724)	$5,252,199
Accrued real estate improvement costs	$721,259	$308,771

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Real Estate Investments:
Land	$374,112,312	$283,445,257
Building and improvements	886,635,954	588,248,338
	1,260,748,266	871,693,595
Less: accumulated depreciation	49,725,821	32,364,772
	1,211,022,445	839,328,823
Mortgage note receivable	—	10,000,000
Investment in and advances to unconsolidated joint venture	—	15,295,223
Real Estate Investments, net	1,211,022,445	864,624,046
Cash and cash equivalents	9,834,336	4,692,230
Restricted cash	1,977,552	1,700,692
Tenant and other receivables, net	16,665,091	12,455,190
Deposits	1,000,000	2,000,000
Acquired lease intangible assets, net of accumulated amortization	44,206,512	41,230,616
Prepaid expenses	523,510	1,245,778
Deferred charges, net of accumulated amortization	24,963,685	21,623,474
Other	2,417,373	1,339,501
Total assets	$1,312,610,504	$950,911,527

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$200,000,000	$200,000,000
Credit facility	174,750,000	119,000,000
Mortgage notes payable	126,910,642	72,689,842
Acquired lease intangible liabilities, net of accumulated amortization	58,436,655	57,371,803
Accounts payable and accrued expenses	13,273,033	6,468,580
Tenants' security deposits	3,242,511	2,336,680
Other liabilities	16,580,673	26,502,551
Total liabilities	593,193,154	484,369,456

Commitments and contingencies	—	—

Capital:
Partners’ Capital, Unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	697,899,748	484,694,294
Limited partners’ capital (consists of limited partnership interests held by third parties)	31,470,896	—
Accumulated other comprehensive loss	(9,953,654)	(18,154,612)
Total partners’ capital	719,416,990	466,539,682
Non-controlling interests	—	2,389
Total capital	719,416,990	466,542,071
Total liabilities and capital	$1,312,610,504	$950,911,527

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues
Base rents	$20,686,688	$15,196,646	$60,197,590	$42,734,688
Recoveries from tenants	5,330,339	3,343,541	15,549,716	9,427,763
Mortgage interest	204,961	189,995	617,217	901,645
Other income	925,454	159,092	1,229,575	591,234
Total revenues	27,147,442	18,889,274	77,594,098	53,655,330

Operating expenses
Property operating	4,963,809	3,072,670	13,204,316	9,324,140
Property taxes	2,795,468	1,781,639	7,893,452	5,115,361
Depreciation and amortization	9,755,321	7,070,557	27,813,157	20,737,917
General and administrative expenses	2,526,312	3,699,852	8,175,994	8,716,378
Acquisition transaction costs	641,224	194,191	1,569,592	947,404
Total operating expenses	20,682,134	15,818,909	58,656,511	44,841,200

Operating income	6,465,308	3,070,365	18,937,587	8,814,130
Non-operating income (expenses)
Interest expense and other finance expenses	(3,703,556)	(3,094,023)	(10,974,103)	(8,144,879)
Gain on consolidation of joint venture	20,381,849	2,144,696	20,381,849	2,144,696
Gain on bargain purchase	—	—	—	3,864,145
Equity in earnings from unconsolidated joint ventures	2,118,501	497,311	2,389,937	1,481,132
Interest income	189	419	1,448	11,280
Income from continuing operations	25,262,291	2,618,768	30,736,718	8,170,504
Loss from discontinued operations	—	—	(713,529)	—
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$25,262,291	$2,618,768	$30,023,189	$8,170,504

Net income per unit - basic:
Income from continuing operations	$0.35	$0.05	$0.47	$0.16
Loss from discontinued operations	—	—	(0.01)	—
Net income per unit (1)	$0.35	$0.05	$0.45	$0.16

Net income per unit - diluted:
Income from continuing operations	$0.34	$0.05	$0.45	$0.16
Loss from discontinued operations	—	—	(0.01)	—
Net income per unit	$0.34	$0.05	$0.44	$0.16

Distributions per unit	$0.15	$0.14	$0.45	$0.39

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP.	$25,262,291	$2,618,768	$30,023,189	$8,170,504
Other comprehensive (loss) income
Unrealized (loss) gain on swap derivative
Unrealized swap derivative (loss) gain arising during the period	(1,419,472)	(2,823,453)	4,642,590	(7,873,977)
Reclassification adjustment for amortization of interest expense included in net income	1,187,866	1,184,484	3,558,368	2,720,594
Unrealized (loss) gain on swap derivative, net	(231,606)	(1,638,969)	8,200,958	(5,153,383)
Total other comprehensive income	$25,030,685	$979,799	$38,224,147	$3,017,121
____________________
(1)	Earnings per share may not add due to rounding.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statement of Capital
(unaudited)

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Non-controlling interests	Capital
Balance at December 31, 2012	—	—	52,596,754	$484,694,294	$(18,154,612)	$2,389	$466,542,071
Distributions to ROIC	—	—	(21,865)	(55,611,988)	—	—	(55,611,988)
Contributions from ROIC	—	—	19,487,696	222,783,378	—	—	222,783,378
Stock based compensation expense	—	—	—	2,109,040	—	—	2,109,040
Issuance of OP Units to Non-controlling interests	3,290,263	45,372,731	—	—	—	—	45,372,731
Adjustment to Non-controlling interests	—	(13,901,835)	—	13,901,835	—	—	—
Purchase of Non-controlling interests	—	—	—	—	—	(2,389)	(2,389)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	—	—	30,023,189	—	—	30,023,189
Other comprehensive income	—	—	—	—	8,200,958	—	8,200,958
Balance at September 30, 2013	3,290,263	$31,470,896	72,062,585	$697,899,748	$(9,953,654)	$—	$719,416,990

____________________
(1)	Consists of limited partnership interests held by third parties.
(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,023,189	$8,170,504
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,813,157	20,737,917
Amortization of deferred financing costs and mortgage premiums, net	101,572	346,685
Gain on consolidation of joint venture	(20,381,849)	(2,144,696)
Gain on bargain purchase	—	(3,864,145)
Straight-line rent adjustment	(2,336,767)	(2,504,416)
Amortization of above and below market rent	(3,044,768)	(2,569,807)
Amortization relating to stock based compensation	2,109,040	2,298,971
Provisions for tenant credit losses	961,051	759,857
Equity in earnings from unconsolidated joint ventures	(2,389,937)	(1,481,131)
Loss on sale of discontinued operations	713,529	—
Distribution of cumulative earnings from unconsolidated joint ventures	—	686,017
Other	490,924	—
Change in operating assets and liabilities
Restricted cash	(353,354)	(473,465)
Tenant and other receivables	(1,832,325)	(2,299,437)
Prepaid expenses	742,972	86,983
Accounts payable and accrued expenses	2,725,392	253,885
Other assets and liabilities, net	(1,998,197)	1,192,822
Net cash provided by operating activities	33,343,629	19,196,544

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(180,090,191)	(125,743,992)
Acquisition of entities	(43,378,106)	—
Proceeds from sale of real estate	5,607,612	—
Investments in mortgage notes receivables	(294,000)	—
Investments in unconsolidated joint ventures	—	(735,000)
Return of capital from unconsolidated joint ventures	—	8,661,211
Improvements to properties	(14,629,136)	(5,478,170)
Deposits on real estate acquisitions	(7,150,000)	(2,600,000)
Construction escrows and other	76,494	(207,290)
Net cash used in investing activities	(239,857,327)	(126,103,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(7,663,760)	(7,608,484)
Proceeds from draws on term loan/credit facility	251,750,000	90,000,000
Payments on credit facility	(196,000,000)	—
Payment of contingent consideration	(1,864,370)	—
Deferred financing and other costs	(1,817,567)	(2,612,648)
Distributions to ROIC	(55,529,488)	(20,560,991)
Contributions from ROIC	222,783,378	36,860,055
Purchase of Non-controlling interest	(2,389)	—
Net cash provided by financing activities	211,655,804	96,077,932
Net increase (decrease) in cash and cash equivalents	5,142,106	(10,828,765)
Cash and cash equivalents at beginning of period	4,692,230	34,317,588
Cash and cash equivalents at end of period	$9,834,336	$23,488,823

Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions of entities	$45,372,731	$—
Assumed mortgage at fair value	$62,749,675	$8,428,062
Intangible lease liabilities	$6,444,176	$9,660,574
Transfer of equity investment in property to real estate investment	$15,990,769	$4,008,350
Interest rate swap asset	$1,391,684	$—
Interest rate swap liabilities	$(6,665,724)	$5,252,199
Accrued real estate improvement costs	$721,259	$308,771

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Business

Retail Opportunity Investments Corp., a Maryland corporation ("ROIC"), is a fully integrated and self-managed real estate investment trust ("REIT").  ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States anchored by supermarkets and drugstores.  ROIC refers to the properties it targets for investments as its target assets.

ROIC is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and ROIC conducts substantially all of its business through, its operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the "Operating Partnership"), together with its subsidiaries.  Unless otherwise indicated or unless the context requires otherwise, all references to the “Company”, “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership.

With the approval of its stockholders, ROIC reincorporated as a Maryland corporation on June 2, 2011.  ROIC began operations as a Delaware corporation, known as NRDC Acquisition Corp., which was incorporated on July 10, 2007, for the purpose of acquiring assets or operating businesses through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more assets or control of one or more operating businesses.  On October 20, 2009, ROIC’s stockholders and warrantholders approved each of the proposals presented at the special meetings of stockholders and warrantholders, respectively, in connection with the transactions contemplated by the Framework Agreement (the "Framework Agreement") ROIC entered into on August 7, 2009 with NRDC Capital Management, LLC, which, among other things, sets forth the steps to be taken by ROIC to continue its business as a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010.

ROIC’s only material asset is its ownership of direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership. As a result, ROIC does not conduct business itself, other than acting as the parent company and issuing equity from time to time.  The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from warrant exercises and equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”) of the Operating Partnership.

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables and other receivables, the valuation of performance-based restricted stock, stock options, and derivatives.  Actual results could differ from these estimates.

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

Although it may qualify as a REIT for U.S. federal income tax purposes, ROIC is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary ("TRS") is fully subject to U.S. federal, state and local income taxes.  For all periods from inception through September 26, 2013 the Operating Partnership has been an entity disregarded from its sole owner, ROIC, for U.S. federal income tax purposes and as such has not been subject to federal income taxes.  Effective September 27, 2013, the Operating Partnership issued 3,290,263 OP Units in connection with the acquisitions of Crossroads Shopping Center and Five Points Plaza, which are described under Note 2 below.  Accordingly, the Operating Partnership ceased being a disregarded entity and instead is being treated as a partnership for federal income tax purposes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of September 30, 2013, the tax years 2010 through and including 2012 remain open to examination by the Internal Revenue Service ("IRS") and state taxing authorities.  During the year ended December 31, 2011, the IRS conducted an examination of the Company's 2009 federal tax return.  During the nine months ended September 30, 2012 the Company reached a settlement with the IRS in which the Company paid to the IRS approximately $122,000.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the nine months ended September 30, 2013 and 2012, capitalized costs related to the improvements or replacement of real estate properties were approximately $14.4 million and $5.8 million, respectively.

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

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended September 30, 2013 and 2012 of approximately $641,000 and $194,000, respectively, and approximately $1.6 million and $947,000 during the nine months ended September 30, 2013 and 2012, respectively.

Regarding the Company's 2013 property acquisitions (see Note 2), the fair value of in-place leases and other intangibles have been allocated to intangible asset and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at September 30, 2013.

In June 2013, the Company sold the Nimbus Winery Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in proceeds to the Company of approximately $5.6 million.  Accordingly, the Company recorded a loss on sale of property of approximately $714,000 for the nine months ended September 30, 2013, which has been included in discontinued operations.

The Company reviewed its investment in its unconsolidated joint venture for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint venture was dependent on a number of factors, including the performance of each investment and market conditions.  As of September 30, 2013, the Company has no remaining unconsolidated joint ventures.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at both September 30, 2013 and December 31, 2012 was approximately $3.2 million.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $13.0 million and $9.1 million, as of September 30, 2013 and December 31, 2012, respectively.

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

During both the three and nine months ended September 30, 2013 and 2012, the effect of the 41,400,000 warrants to purchase ROIC’s common stock  (the "Public Warrants") issued in connection with ROIC’s initial public offering (the "IPO") and the 8,000,000 warrants (the "Private Placement Warrants") purchased by NRDC Capital Management, LLC (the "Sponsor") simultaneously with the consummation of the IPO, for the time these were outstanding during these periods, were included in the calculation of diluted EPS as the weighted average share price was greater than the exercise price during these periods.  See Note 6 below.

For the three and nine months ended September 30, 2013 and 2012, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock.  The performance-based restricted stock awards outstanding under the 2009 Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Net income attributable to ROIC	$25,262,291	$2,618,768	$30,023,189	$8,170,504
Less, earnings allocated to unvested shares	(20,736)	(70,280)	(57,623)	(165,949)
Net income available for common shareholders, basic and diluted	$25,241,555	$2,548,488	$29,965,566	$8,004,555

Denominator:
Denominator for basic EPS – weighted average common shares	72,025,017	51,440,751	65,810,620	50,483,251
Warrants	1,318,662	1,823,756	2,827,612	609,877
OP Units	143,055	—	48,209	—
Restricted stock awards – performance-based	134,402	126,697	123,661	125,071
Stock Options	59,094	54,634	61,263	47,512
Denominator for diluted EPS – weighted average common equivalent shares	73,680,230	53,445,838	68,871,365	51,265,711

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Net income attributable to the Operating Partnership	$25,262,291	$2,618,768	$30,023,189	$8,170,504
Less, earnings allocated to unvested units	(20,736)	(70,280)	(57,623)	(165,949)
Net income available for unitholders, basic and diluted	$25,241,555	$2,548,488	$29,965,566	$8,004,555

Denominator:
Denominator for basic earnings per unit – weighted average units	72,168,072	51,440,751	65,858,829	50,483,251
Warrants	1,318,662	1,823,756	2,827,612	609,877
Restricted stock awards – performance-based	134,402	126,697	123,661	125,071
Stock Options	59,094	54,634	61,263	47,512
Denominator for diluted earnings per unit – weighted average units	73,680,230	53,445,838	68,871,365	51,265,711

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

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements and notes to conform to the current year presentation.

2.	Real Estate Investments

The following real estate investment transactions have occurred during the nine months ended September 30, 2013.

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

On June 27, 2013, the Company acquired the property known as Hawthorne Crossings located in San Diego, California, for a purchase price of approximately $41.5 million.  Hawthorne Crossings is approximately 141,000 square feet and is anchored by Mitsuwa Supermarket, Ross Dress For Less and Staples.  The property was acquired using borrowings under the Company’s credit facility.

On June 27, 2013, the Company acquired the property known as Granada Shopping Center located in Livermore, California, for a purchase price of approximately $17.5 million.  Granada Shopping Center is approximately 69,000 square feet and is anchored by SaveMart (Lucky) Supermarket.  The property was acquired using borrowings under the Company’s credit facility.

On August 23, 2013, the Company acquired the property known as Robinwood Shopping Center located in West Linn, Oregon, for a purchase price of approximately $14.2 million.  Robinwood Shopping Center is approximately 71,000 square feet and is anchored by Walmart Neighborhood Market.  The property was acquired using borrowings under the Company’s credit facility.

On September 18, 2013, the Company acquired a parcel of land adjacent to one of its properties located in Pomona, California, for a purchase price of approximately $700,000.  The parcel of land was acquired using available cash on hand.

Acquisitions of Entities

On September 27, 2013, the Company acquired the remaining 51% of the partnership interests in the Terranomics Crossroads Associates, LP from its joint venture partner.  The purchase of the remaining interest was funded through the issuance of 2,639,632 OP Units with a fair value of approximately $36.4 million and the assumption of a $49.6 million mortgage loan on the property.  Prior to the acquisition date, the Company accounted for its 49% interest in the Terranomics Crossroad Associates, LP as an equity method investment.  The acquisition-date fair value of the previous equity interest was $36.0 million and is included in the measurement of the consideration transferred.  The Company recognized a gain of $20.4 million as a result of remeasuring its prior equity interest in the venture held before the acquisition.  The gain is included in the line item Gain on consolidation of joint venture in the consolidated income statement.  The primary asset of Terranomics Crossroads Associates is Crossroads Shopping Center located in Bellevue, Washington, within the Seattle metropolitan area.  Crossroads Shopping Center is approximately 464,000 square feet and is anchored by Kroger (QFC) Supermarket, Sports Authority and Bed Bath and Beyond.

On September 27, 2013, the Company acquired 100% of the membership interests in SARM Five Points Plaza, LLC for an adjusted purchase price of approximately $52.6 million.  The primary asset of SARM Five Points Plaza, LLC is Five Points Plaza located in Huntington Beach, California.  Five Points Plaza is approximately 161,000 square feet and is anchored by Trader Joes, Old Navy and Pier 1.  The purchase of the membership interests was funded through approximately $43.6 million in cash using borrowings under the Company’s credit facility (of which approximately $17.2 million was used by the seller to pay off the existing financing) and the issuance of 650,631 OP Units with a fair value of approximately $9.0 million.

The financial information set forth below summarizes the Company's preliminary purchase price allocation for the properties and entities acquired during the nine months ended September 30, 2013.

September 30, 2013
ASSETS
Land	$92,737,353
Building and improvements	287,160,030
Cash and cash equivalents	552,213
Acquired lease intangible asset	12,645,524
Deferred charges	4,718,347
Tenant receivables and other assets	1,132,232
Assets acquired	$398,945,699
LIABILITIES
Acquired lease intangible liability	6,444,176
Mortgage notes assumed	62,749,675
Accrued expenses and other liabilities	4,282,450
Liabilities assumed	$73,476,301

The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 in the fair value hierarchy.  See Note 9, “Fair Value of Financial Instruments,” for a discussion of the framework for measuring fair value.

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, adjusted to give effect of these transactions as if they had been completed at the beginning of 2012.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Statement of operations:
Revenues	$31,583,264	$29,649,795	$94,490,509	$91,581,332
Property operating and other (income) and expenses	(4,322,845)	14,576,943	31,298,109	43,355,811
Depreciation and amortization	10,801,778	10,459,503	32,730,036	33,045,275
Net income attributable to Retail Opportunity Investments Corp.	$25,104,331	$4,613,349	$30,462,364	$15,180,246

The following table summarizes the operating results included in the Company's historical consolidated statement of operations for the three and nine months ended September 30, 2013, for the properties acquired during the nine months ended September 30, 2013.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2013	September 30, 2013
Statement of operations:
Revenues	$3,704,067	$6,267,584
Property operating and other expenses	1,562,393	2,798,255
Depreciation and amortization	1,709,838	2,970,022
Net income attributable to Retail Opportunity Investments Corp.	$431,836	$499,307

The following table summarizes the operating results included in the Company's historical consolidated statement of operations for the three and nine months ended September 30, 2012, for the properties acquired during the nine months ended September 30, 2012.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2012	September 30, 2012
Statement of operations:
Revenues	$2,404,248	$4,714,303
Property operating and other expenses	711,904	2,117,411
Depreciation and amortization	876,498	1,680,821
Net income attributable to Retail Opportunity Investments Corp.	$815,846	$916,071

Mortgage Notes Receivable

The Company held a $10.0 million second mortgage loan and funded a $294,000 partner loan to the joint venture that owned the Crossroads Shopping Center.  On September 27, 2013, the Company acquired the remaining interest in Crossroads Shopping Center.  Accordingly, both loans were extinguished upon consolidation of the joint venture during the three and nine months ended September 30, 2013.

Unconsolidated Joint Ventures

At December 31, 2012, investment in and advances to unconsolidated joint venture consisted of a 49% ownership in Terranomics Crossroads Associates, LP of $15.3 million.  On September 27, 2013, the Company acquired the remaining interests in Terranomics Crossroads Associates, LP from its joint venture partner.  The purchase of its remaining interest was funded through the issuance of 2,639,632 OP units with a fair value of approximately $36.4 million and the assumption of a $49.6 million mortgage loan on the property.  Upon the acquisition of the remaining interest in the property, the Company reclassified approximately $16.0 million from “Investment in and advances to unconsolidated joint ventures” to “Real estate investments” in the accompanying consolidated balance sheet.  The acquisition-date fair value of the previous equity interest was $36.0 and is included in the measurement of the consideration transferred.  The Company recognized a gain of $20.4 million as a result of remeasuring its prior equity interest in the venture held before the acquisition.  The gain is included in the line item Gain on consolidation of joint venture in the consolidated income statement.

As of September 30, 2013, the Company has no remaining unconsolidated joint ventures.

3.	Discontinued Operations

On June 5, 2013, the Company sold the Nimbus Winery Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in proceeds to the Company of approximately $5.6 million.  Accordingly, the Company recorded a loss on sale of property of approximately $714,000 for the nine months ended September 30, 2013, which has been included in discontinued operations.  The carrying value of the property as of December 31, 2012 was approximately $6.3 million.

4.	Mortgage Notes Payable and Credit Facilities

ROIC does not hold any indebtedness.  All debt is held directly or indirectly by the Operating Partnership, however, ROIC has guaranteed the Operating Partnership’s revolving credit facility, term loan, and carve-out guarantees on property-level debt.

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at September 30, 2013 and December 31, 2012, respectively, were as follows:

Property	Maturity Date	Interest Rate	September 30, 2013	December 31, 2012
Gateway Village I	February 2014	5.58%	$—	$6,718,119
Gateway Village II	May 2014	5.73%	6,755,688	6,872,265
Euclid Plaza	November 2014	5.23%	8,199,219	8,329,824
Country Club Gate	January 2015	5.04%	12,298,360	12,477,997
Renaissance Towne Centre	June 2015	5.13%	16,559,352	16,760,383
Crossroads Shopping Center	September 2015	6.50%	49,613,818	—
Gateway Village III	July 2016	6.10%	7,392,459	7,460,907
Bernardo Heights	July 2017	5.70%	8,787,673	—
Santa Teresa Village	February 2018	6.20%	11,081,533	11,223,888
			$120,688,102	$69,843,383

Mortgage Premium			6,222,540	2,846,459
Total mortgage notes payable			$126,910,642	$72,689,842

On September 3, 2013, the Company repaid the outstanding principal balance on the Gateway Village I mortgage note payable, without penalty, in accordance with the prepayment provisions of the note.

Credit Facilities

The Operating Partnership has a revolving credit facility (the "credit facility") with several banks.  Previously, the credit facility provided for borrowings of up to $200.0 million.  Effective September 26, 2013, the Company entered into a third amendment to the amended and restated credit agreement (the "credit agreement amendment") pursuant to which the borrowing capacity was increased to $350.0 million.  Additionally, the credit facility contains an accordion feature, which was amended to allow the Operating Partnership to increase the facility amount up to an aggregate of $700.0 million, subject to lender consents and other conditions.  The maturity date of the credit facility has been extended to September 26, 2017, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

The Operating Partnership has a term loan agreement (the “term loan”) with several banks.  The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The maturity date of the term loan is August 29, 2017.

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) credit agencies during the second quarter of 2013.  Prior to receiving such investment grade ratings, borrowings under the credit facility and term loan agreements (collectively, the “loan agreements”) accrued interest on the outstanding principal amount at a rate equal to an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate").  Effective as of June 26, 2013, and in connection with receiving the investment grade credit ratings from two rating agencies, borrowings under the loan agreements bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  Prior to June 26, 2013, the Operating Partnership was obligated to pay an unused fee of (a) 0.35% of the undrawn balance if the total outstanding principal amount was less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount was greater than or equal to 50% of the aggregate commitments, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the agreements.  Subsequent to June 26, 2013, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the agreements.  The agreements contain customary representations, financial and other covenants.  The Operating Partnership’s ability to borrow under the loan agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis.  The Operating Partnership was in compliance with such covenants at September 30, 2013.

As of September 30, 2013, $200.0 million and $174.8 million were outstanding under the term loan and credit facility, respectively.  The average interest rates on both the term loan and the credit facility during the three and nine months ended September 30, 2013 were 1.4% and 1.6%, respectively.  The Company had $175.2 million available to borrow under the credit facility at September 30, 2013.  The Company had no available borrowings under the term loan.

5.	Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of September 30, 2013 and December 31, 2012, there were no shares of preferred stock outstanding.

6.	Common Stock and Warrants of ROIC

On June 23, 2011, ROIC entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of ROIC’s common stock par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales (“agent”) and/or principal agent.  During the nine months ended September 30, 2013, ROIC did not sell any shares under the sales agreement. Through September 30, 2013, ROIC has sold a total of 3,183,245 shares under the sales agreement, which resulted in gross proceeds of approximately $39.3 million and commissions of approximately $687,600 paid to the agent.

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

During the nine months ended September 30, 2013, the Sponsor exercised the outstanding 8,000,000 Private Placement Warrants on a cashless basis pursuant to which ROIC issued 688,500 shares to the Sponsor.

ROIC has the right to redeem all of the outstanding warrants it issued in the IPO, at a price of $0.01 per warrant upon 30 days' notice while the warrants are exercisable, only in the event that the last sale price of the common stock is at least a specified price.  The terms of the warrants are as follows:

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

ROIC had reserved 53,400,000 shares for the exercise of the Public Warrants and the Private Placement Warrants, and issuance of shares under the ROIC’s 2009 Equity Incentive Plan (the "2009 Plan").  During the three and nine months ended September 30, 2013, the third-party warrant holders exercised a total of 201,001 and 18,565,282 Public Warrants, respectively, resulting in a total of $2.4 million and $222.8 million of proceeds, respectively.

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock.

Warrant Repurchase

In May 2010, ROIC’s board of directors authorized a warrant repurchase program to repurchase up to a maximum of $40.0 million of ROIC’s warrants.  During the three and nine months ended September 30, 2013, ROIC repurchased 690,650 warrants under the program in open market transactions for approximately $1.3 million.  During the nine months ended September 30, 2013, ROIC repurchased an additional 11,484,000 warrants in privately negotiated transactions for approximately $22.0 million.

As of September 30, 2013, 10,659,068 of the 41,400,000 original Public Warrants remain outstanding and no Private Placement Warrants are outstanding.

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

Restricted Stock

During the nine months ended September 30, 2013, ROIC awarded 224,500 shares of restricted common stock under the 2009 Plan, of which 86,250 shares are performance-based grants and the remainder of the shares are time-based grants.  The performance-based grants vest in three equal annual tranches, based on pre-defined market-specific performance criteria with vesting dates on January 1, 2014, 2015 and 2016.

A summary of the status of ROIC's non-vested restricted stock awards as of September 30, 2013, and changes during the nine months ended September 30, 2013 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	391,264	$10.48
Granted	224,500	$11.82
Vested	(95,664)	$10.81
Non-vested at September 30, 2013	520,100	$11.15

For the three months ended September 30, 2013 and 2012, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $763,000 and $972,000, respectively.  The amounts charged to expenses for all stock-based compensation arrangements totaled approximately $2.1 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively.

8.	Capital of the Operating Partnership

As of September 30, 2013, the Operating Partnership had 75,352,848 OP Units outstanding.  The Company owned 95.6% of the Operating Partnership at September 30, 2013.  As of September 30, 2013, the Company had outstanding 72,062,585 shares of ROIC common stock and 3,290,263 Operating Partnership units (excluding Operating Partnership units owned by ROIC).  A share of ROIC’s common stock and the Operating Partnership units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

During the three and nine months ended September 30, 2013, in connection with the acquisition of the remaining interests in Crossroads Shopping Center from its joint venture partner, the Company issued a total of 2,639,632 OP Units to limited partners.  Additionally, during the three and nine months ended September 30, 2013, in connection with the acquisition of the membership interests in SARM Five Points Plaza, LLC, the Company issued a total of 650,631 OP Units to limited partners.  Subject to certain exceptions, holders may redeem their OP Units, at the option of ROIC, for cash or for shares of ROIC common stock on a one-for-one basis.  If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.  As the sole general partner of the Operating Partnership, ROIC effectively controls the ability to issue common stock of ROIC upon redemption of any OP Units. The redemption provisions that permit ROIC to settle in either cash or common stock, at the option of ROIC, are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Company evaluated this guidance, including the requirement to settle in unregistered shares, and determined that the OP Units meet the requirements to qualify for presentation as permanent equity.

The redemption value of the OP Units owned by the limited partners, not including ROIC, had such units been redeemed at September 30, 2013, was approximately $45.5 million based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding September 30, 2013, which amounted to $13.82 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the credit facility and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.  Mortgage notes receivables were recorded at the actual purchase price.  Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $134.2 million with an interest rate range of 2.8% to 4.1% and the weighted average interest rate of 3.1% as of September 30, 2013. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of September 30, 2013:

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company's liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2013:
Assets
Derivative financial instruments	$—	$1,391,684	$—	$1,391,684
Liabilities
Derivative financial instruments	$—	$(11,346,791)	$—	$(11,346,791)

December 31, 2012:
Liabilities
Derivative financial instruments	$—	$(18,012,516)	$—	$(18,012,516)

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $4.7 million will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the balance sheet as of September 30, 2013 and December 31, 2012, respectively:

Derivatives designed as hedging instruments	Balance sheet location	September 30, 2013 Fair Value	December 31, 2012 Fair Value
Interest rate products	Other assets	$1,391,684	$—
Interest rate products	Other liabilities	$(11,346,791)	$(18,012,516)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2013 and 2012, respectively. Amounts reclassified from other comprehensive income (“OCI”) and ineffectiveness are recognized as interest expense and amounts related to ineffectiveness.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Amount of gain (loss) recognized in OCI on derivative	$(1,419,472)	$(2,823,453)	$4,642,590	$(7,873,977)
Amount of loss reclassified from accumulated OCI into interest	$1,187,866	$1,184,484	$3,558,368	$2,720,594
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$(1,259)	$(22,807)	$3,308	$(10,511)

10.	Commitments and Contingencies

In the normal course of business, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The following table represents the Company’s future minimum annual lease payments under operating leases as of September 30, 2013:

Operating Leases
2013	$172,722
2014	690,888
2015	690,888
2016	754,910
2017	818,932
Thereafter	23,981,684
Total minimum lease payments	$27,110,024

Additionally, in connection with the acquisition of the remaining 51% of the partnership interests in the Terranomics Crossroads Associates, LP and the acquisition of 100% of the equity interest in SARM Five Points Plaza LLC (both more fully discussed in Note 2), the Company entered into Tax Protection Agreements with certain limited partners of our Operating Partnership.  The Tax Protection Agreements require the Company, subject to certain exceptions, for a period of 12 years, to indemnify the Crossroads Sellers and Five Points Sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the applicable Tax Protection Agreement, if such liabilities result from a transaction involving a taxable disposition of Crossroads or Five Points Plaza, as applicable, or if the Operating Partnership fails to maintain and allocate to such holders for taxation purposes minimum levels of Operating Partnership liabilities as specified in the Tax Protection Agreement.  The Company has no present intention to sell or otherwise dispose of the properties or interests therein in taxable transactions during the restriction period. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

11.	Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space.  For the three months ended September 30, 2013 and 2012, the Company incurred approximately $8,200 and $2,400, respectively, of expenses relating to the agreements. For the nine months ended September 30, 2013 and 2012, the Company incurred approximately $19,500 and $7,200, respectively, of expenses relating to the agreements.  These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.

12.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from October 1, 2013 to the date the financial statements are issued and discloses the following items:

On October 15, 2013, the Company acquired the property known as Peninsula Marketplace located in Huntington Beach, California, for a purchase price of approximately $35.9 million.  Peninsula Marketplace is approximately 95,000 square feet and is anchored by Kroger (Ralphs) Supermarket and CVS Pharmacy.  The property was acquired using borrowings under the Company’s credit facility.

On October 16, 2013, the Company repurchased 4,350,000 warrants in a privately negotiated transaction for a total of approximately $9.4 million.  Following the transaction, 6,254,868 of the 41,400,000 original Public Warrants and none of the Private Placement Warrants remain outstanding.

On October 17, 2013, the Company received notices of redemption for 158,221 OP Units.  The Company elected to redeem the OP Units in cash, and accordingly, a total of $2.2 million was paid on October 31, 2013 to the holders of the respective OP Units.  In accordance with the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, the redemption value was calculated based on the average closing price of the Company’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding the date of receipt of the notices of redemption.

On October 30, 2013, the Company’s board of directors declared a cash dividend on its common stock of $0.15 per share, payable on December 30, 2013 to holders of record on December 16, 2013.

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

Overview

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT.  ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.  ROIC refers to the properties it targets for investment as its target assets.

From the commencement of its operations through September 30, 2013, the Company has completed approximately $1.2 billion of shopping center investments.  As of September 30, 2013, the Company's portfolio consisted of 52 wholly-owned retail properties totaling approximately 5.6 million square feet of gross leasable area (“GLA”).

As of September 30, 2013, the Company's portfolio was approximately 94.1% leased.  During the three months ended September 30, 2013, the Company leased or renewed a total of 164,000 square feet in its portfolio.  During the nine months ended September 30, 2013, the Company leased or renewed a total of 417,000 square feet in its portfolio.  The Company has committed approximately $2.1 million and $470,000 in tenant improvements and leasing commissions, respectively, for the new leases and renewals that occurred during the nine months ended September 30, 2013.

ROIC is organized in a traditional umbrella partnership real estate investment trust ("UpREIT") format pursuant to which Retail Opportunity Investments GP, LLC, its subsidiary, serves as the general partner of, and ROIC conducts substantially all of its business through, its wholly-owned Operating Partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership, and its subsidiaries. ROIC reincorporated as a Maryland corporation on June 2, 2011.  ROIC has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2010.

Subsequent Events

In determining subsequent events, the Company reviewed all activity from October 1, 2013 to the date the financial statements are issued and discloses the following items:

On October 15, 2013, the Company acquired the property known as Peninsula Marketplace located in Huntington Beach, California, for a purchase price of approximately $35.9 million.  Peninsula Marketplace is approximately 95,000 square feet and is anchored by Kroger (Ralphs) Supermarket and CVS Pharmacy.  The property was acquired using borrowings under the Company’s credit facility.

On October 16, 2013, the Company repurchased 4,350,000 warrants in a privately negotiated transaction for a total of approximately $9.4 million.  Following the transaction, 6,254,868 of the 41,400,000 original Public Warrants and none of the Private Placement Warrants remain outstanding.

On October 17, 2013, the Company received notices of redemption for 158,221 OP Units.  The Company elected to redeem the OP Units in cash, and accordingly, a total of $2.2 million was paid on October 31, 2013 to the holders of the respective OP Units.  In accordance with the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, the redemption value was calculated based on the average closing price of the Company’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding the date of receipt of the notices of redemption.

On October 30, 2013, the Company’s board of directors declared a cash dividend on its common stock of $0.15 per share, payable on December 30, 2013 to holders of record on December 16, 2013.

Report on Operating Results

Funds from operations ("FFO"), is a widely-recognized non-GAAP financial measure for REITs that the Company believes when considered with financial statements presented in accordance with GAAP, provides additional and useful means to assess its financial performance.  FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.

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

The Financial Accounting Standards Board ("FASB") guidance relating to business combinations requires, among other things, an acquirer of a business (or investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, the costs of completed acquisitions will reduce our FFO. Acquisition costs for the three months ended September 30, 2013 and 2012 were approximately $641,000 and $194,000, respectively.  Acquisition costs for the nine months ended September 30, 2013 and 2012 were approximately $1.6 million and $947,000, respectively.

The Company may acquire the remaining interests from its joint venture partners it does not already own.  At that time, a gain or loss may be recorded, in accordance with GAAP, based on the Company’s determination of the fair value of the properties at the time of the purchase of the remaining interests in the properties.  Accordingly, the amount of the gain or loss will increase or decrease, respectively, our FFO.  During the three and nine months ended both September 30, 2013 and 2012, the Company acquired the remaining interests from certain of its joint venture partners.  The gains recorded upon consolidation of joint ventures for both the three and nine months ended September 30, 2013 and 2012 was approximately $20.4 million and $2.1 million, respectively.

The Company makes real estate-related debt investments where the primary focus is to capitalize on opportunities to acquire control positions that will enable the Company to obtain the underlying property should a default occur.  The Company’s bargain purchase gains are primarily associated with these types of investments.  Accordingly, the amount of the gain will increase our FFO.  The Company recognized a bargain purchase gain of approximately $3.9 million during the nine months ended September 30, 2012.  The Company did not recognize a bargain purchase gain during the three or nine months ended September 30, 2013, or during the three months ended September 30, 2012.

The table below provides a reconciliation of net income applicable to common stockholders in accordance with GAAP to FFO for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net income for period	$25,262,291	$2,618,768	$30,023,189	$8,170,504
Plus: Real property depreciation	5,099,480	3,358,925	14,016,786	9,637,979
Amortization of tenant improvements and allowances	1,280,784	964,039	3,668,635	2,824,173
Amortization of deferred leasing costs	3,375,057	2,747,593	10,127,736	8,275,765
Depreciation and amortization attributable to unconsolidated joint ventures	354,431	513,285	1,059,761	1,725,522
Loss from discontinued operations	—	—	713,529	—
Funds from operations	$35,372,043	$10,202,610	$59,609,636	$30,633,943

Results of Operations

At September 30, 2013, the Company had 52 properties, all of which are consolidated (“consolidated properties”) in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended September 30, 2013 and 2012.

		For the Three Months Ended
		September 30, 2013	September 30, 2012

Operating income per GAAP		$6,465,308	$3,070,365
Plus:	Depreciation and amortization	9,755,321	7,070,557
	General and administrative expenses	2,526,312	3,699,852
	Acquisition transaction costs	641,224	194,191
Less:	Mortgage interest	(204,961)	(189,995)
Property operating income		$19,183,204	$13,844,970

The following comparison for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, makes reference to the effect of the same-store properties. Same-store properties represent all operating properties owned by the Company in the same manner during both periods which totaled 35 of the Company’s 52 consolidated properties.

The table below provides a reconciliation of operating income in accordance with GAAP to property operating income for the three months ended September 30, 2013 and 2012 related to the 35 same-store properties owned by the Company during the entirety of both periods.

		For the Three Months Ended
		September 30, 2013	September 30, 2012

Same-store operating income per GAAP		$7,277,283	$6,403,817
Plus:	Depreciation and amortization	6,322,541	6,686,279
	Acquisition transaction costs	284	5,511
Same-store property operating income		$13,600,108	$13,095,607

During the three months ended September 30, 2013, the Company generated property operating income of approximately $19.2 million compared to property operating income of $13.8 million generated during the three months ended September 30, 2012.  Property operating income increased by $5.3 million during the three months ended September 30, 2013 primarily as a result of an increase in the number of properties owned by the Company in 2013 compared to 2012 and an increase in same-store properties’ operating income.  As of September 30, 2013, the Company owned 52 consolidated properties as compared to 39 properties at September 30, 2012. The newly acquired properties increased property operating income in 2013 by approximately $4.8 million.  The 35 same-store properties increased property operating income by approximately $505,000.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended September 30, 2013 of approximately $9.8 million compared to $7.1 million incurred during the comparable period in 2012. Depreciation and amortization expenses were higher in 2013 as a result of an increase in the number of properties owned by the Company in 2013 compared to 2012.

General and administrative Expenses

The Company incurred general and administrative expenses during the three months ended September 30, 2013 of approximately $2.5 million compared to $3.7 million incurred during the comparable period in 2012. General and administrative expenses decreased approximately $1.2 million primarily as a result of approximately $1.0 million incurred in 2012 related to moving the Company’s corporate headquarters from White Plains, New York to San Diego, California, for which there were no comparable expenses in the current year.

Acquisition transaction costs

The Company incurred property acquisition costs during the three months ended September 30, 2013 of approximately $641,000 compared to $194,000 incurred during the comparable period in 2012. Property acquisition costs were higher in 2013 due to additional legal and other professional fees incurred related to acquisition activity.

Interest expense and other finance expenses

During the three months ended September 30, 2013, the Company incurred approximately $3.7 million of interest expense compared to approximately $3.1 million during the three months ended September 30, 2012.  The increase was due to higher net borrowings on the term loan/credit facility and interest incurred on loans assumed for Santa Teresa Village and Bernardo Heights, slightly offset by lower borrowing costs during the period.

Gain on consolidation of joint venture

During the three months ended September 30, 2013, the Company acquired the remaining partnership interests in the Crossroads Shopping Center from its joint venture partner.  The Company recorded a gain of approximately $20.4 million when determining the fair value of the property at the time of the purchase of the remaining interest in the property. During the three months ended September 30, 2012, the Company acquired the remaining partnership interests in Wilsonville Old Town Square from its joint venture partner.  The Company recorded a gain of approximately $2.1 million when determining the fair value of the property at the time of the purchase of the remaining interest in the property.

Equity in earnings from unconsolidated joint venture

During the three months ended September 30, 2013, the Company recorded equity in earnings from unconsolidated joint venture of approximately $2.1 million compared to $0.5 million during the three months ended September 30, 2012.  The increase of approximately $1.6 million was primarily due to the recognition of the earned preferred return of approximately $2.0 million on the Company’s initial 49% investment in the Crossroads Shopping Center in connection with the acquisition of the remaining partnership interests during the nine months ended September 30, 2013 for which there was no comparable preferred return in the prior year.  This increase was offset by the reduction in regular earnings from our partnership interests in Wilsonville Old Town Square that were consolidated on August 1, 2012.  As of September 30, 2013, the Company has no remaining unconsolidated joint ventures.

Results of Operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the nine months ended September 30, 2013 and 2012.

		For the Nine Months Ended
		September 30, 2013	September 30, 2012

Operating income per GAAP		$18,937,587	$8,814,130
Plus:	Depreciation and amortization	27,813,157	20,737,917
	General and administrative expenses	8,175,994	8,716,378
	Acquisition transaction costs	1,569,592	947,404
Less:	Mortgage interest	(617,217)	(901,645)
Property operating income		$55,879,113	$38,314,184

The following comparison for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, makes reference to the effect of the same-store properties. Same-store properties represent all operating properties owned by the Company in the same manner during both periods which totaled 29 of the Company’s 52 consolidated properties.

The table below provides a reconciliation of operating income in accordance with GAAP to property operating income for the nine months ended September 30, 2013 and 2012 related to the 29 same-store properties owned by the Company during the entirety of both periods.

		For the Nine Months Ended
		September 30, 2013	September 30, 2012

Same-store operating income per GAAP		$18,782,575	$15,745,256
Plus:	Depreciation and amortization	16,227,381	18,356,774
	Acquisition transaction costs	2,024	53,771
Same-store property operating income		$35,011,980	$34,155,801

During the nine months ended September 30, 2013, the Company generated property operating income of approximately $55.9 million compared to property operating income of $38.3 million generated during the nine months ended September 30, 2012.  Property operating income increased by $17.6 million during the nine months ended September 30, 2013 primarily as a result of an increase in the number of properties owned by the Company in 2013 compared to 2012 and an increase in same-store properties’ operating income.  As of September 30, 2013, the Company owned 52 consolidated properties as compared to 39 properties at September 30, 2012.  The newly acquired properties increased property operating income in 2013 by approximately $16.7 million.  The 29 same-store properties increased property operating income by approximately $856,000.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the nine months ended September 30, 2013 of approximately $27.8 million compared to $20.7 million incurred during the comparable period in 2012. Depreciation and amortization expenses were higher in 2013 as a result of an increase in the number of properties owned by the Company in 2013 compared to 2012.

General and administrative Expenses

The Company incurred general and administrative expenses during the nine months ended September 30, 2013 of approximately $8.2 million compared to $8.7 million incurred during the comparable period in 2012. General and administrative expenses decreased approximately $540,000 primarily as a result of $1.0 million incurred in 2012 related to moving the Company’s corporate operations from White Plains, New York to San Diego, California, for which there was no comparable expenses in the current year, offset by increased administrative expenses incurred to support our increase in the number of properties owned by the Company in 2013 compared to 2012.

Acquisition transaction costs

The Company incurred property acquisition costs during the nine months ended September 30, 2013 of approximately $1.6 million compared to $947,000 incurred during the comparable period in 2012. Property acquisition costs were higher in 2013 due to legal and other professional fees incurred related to acquisition activity.

Interest expense and other finance expenses

During the nine months ended September 30, 2013, the Company incurred approximately $11.0 million of interest expense compared to approximately $8.1 million during the nine months ended September 30, 2012, due to higher net borrowings on the term loan/credit facility and interest incurred on loans assumed for Santa Teresa Village, Euclid Plaza and Bernardo Heights, slightly offset by lower borrowing costs during the period.

Gain on consolidation of joint venture

During the nine months ended September 30, 2013, the Company acquired the remaining partnership interests in the Terranomics Crossroads Associates from its joint venture partner and recorded a gain of approximately $20.4 million when determining the fair value of the property at the time of the purchase of the remaining interest in the property. During the nine months ended September 30, 2012, the Company acquired the remaining partnership interests in Wilsonville Old Town Square from its joint venture partner and recorded a gain of approximately $2.1 million when determining the fair value of the property at the time of the purchase of the remaining interest in the property.

Gain on bargain purchase

During the nine months ended September 30, 2012, the Company recorded a gain on bargain purchase of approximately $3.9 million when recording the fair values of two properties that were acquired during the period through Conveyance in Lieu of Foreclosure Agreements.  There was no comparable gain recorded during the nine months ended September 30, 2013.

Equity in earnings from unconsolidated joint venture

During the nine months ended September 30, 2013, the Company recorded equity in earnings from unconsolidated joint venture of approximately $2.4 million compared to $1.5 million during the nine months ended September 30, 2012.  The increase of approximately $0.9 million was primarily due to the recognition of the earned preferred return of approximately $2.0 million on the Company’s initial 49% investment in the Crossroads Shopping Center in connection with the acquisition of the remaining partnership interests during the nine months ended September 30, 2013 for which there was no comparable preferred return in the prior year.  This increase was offset by the reduction in regular earnings from our partnership interests in Wilsonville Old Town Square that were consolidated on August 1, 2012.  As of September 30, 2013, the Company has no remaining unconsolidated joint ventures.

Loss from discontinued operations

In June 2013, the Company sold the Nimbus Winery Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in proceeds to the Company of approximately $5.6 million.  Accordingly, the Company recorded a loss on sale of property of approximately $714,000 for the nine months ended September 30, 2013, which has been included in discontinued operations.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at September 30, 2013.

The Company reviews its investment in its unconsolidated joint venture for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company's investment in its unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions.  As of September 30, 2013, the Company has no remaining unconsolidated joint ventures.

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

The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company.  The Company itself does not hold any indebtedness other than guarantees of indebtedness of the Operating Partnership, and its only material assets are its ownership of direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, the sole general partner of the Operating Partnership.  Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements.  However, all debt is held directly or indirectly by the Operating Partnership.  The Company’s principal funding requirement is the payment of dividends on its common stock.  The Company's principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.

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

During the nine months ended September 30, 2013, the Company's primary source of cash was proceeds from the exercise of warrants. As of September 30, 2013, the Company has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

During the year ended December 31, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement ("sales agreement") with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company's common stock, par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the nine months ended September 30, 2013, the Company did not sell any shares under the sales agreement.

For the nine months ended September 30, 2013, dividends paid to stockholders totaled approximately $31.6 million.  On a consolidated basis, cash flows from operations for the same period totaled approximately $32.9 million.  For the nine months ended September 30, 2012, dividends paid to stockholders totaled approximately $19.7 million.  On a consolidated basis, cash flows from operations for the same period totaled approximately $19.2 million.  The deficiency of $0.5 million was funded through a borrowing by the Operating Partnership under the credit facility.  In the future, it is expected that the cash flows from stabilized properties will be sufficient to cover the dividends paid to stockholders.

Potential future sources of capital include equity financings, and if the value of its common stock continues to exceed the exercise price of its warrants, proceeds from the exercise of warrants from time to time. The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) credit agencies during the second quarter of 2013.  These ratings provide the Company, through its Operating Partnership, access to the unsecured bond market, an additional avenue that can be used to fund the Company’s and the Operating Partnership's liquidity and capital needs.

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

During the nine months ended September 30, 2013, the Operating Partnership's primary sources of cash were (i) cash flows from operating activities, (ii) proceeds from bank borrowings and (iii) proceeds from warrant exercises.  As of September 30, 2013, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

The Operating Partnership has a revolving credit facility (the “credit facility”) with several banks. Previously, the credit facility provided for borrowings of up to $200.0 million.  Effective September 26, 2013, the Company entered into a third amendment to the amended and restated credit agreement (the "credit agreement amendment") pursuant to which the borrowing capacity was increased to $350.0 million.  Additionally, the credit facility contains an accordion feature, which was amended to allow the Operating Partnership to increase the facility amount up to an aggregate of $700.0 million subject to lender consents and other conditions.  The maturity date of the credit facility has been extended to September 26, 2017, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

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

The agreements contain customary representations, financial and other covenants.  The Operating Partnership’s ability to borrow under the credit facility is subject to its compliance with financial covenants and other restrictions.  The Operating Partnership was in compliance with such covenants at September 30, 2013.

As of September 30, 2013, $200.0 million and $174.8 million were outstanding under the term loan and credit facility, respectively.  The average interest rates on both the term loan and credit facility during the three and nine months ended September 30, 2013 were 1.4% and 1.6%, respectively.  The Company had $175.2 million available to borrow under the credit facility at September 30, 2013. The Company had no available borrowings under the term loan.

Prior to receiving such investment grade ratings described above, borrowings under the credit facility and term loan agreements accrued interest on the outstanding principal amount at a rate equal to an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the "Base Rate").

Subsequent to receiving the credit grade ratings, borrowings under the loan agreements bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  In addition, prior to receipt of such credit ratings, the Operating Partnership was obligated to pay an unused fee of (a) 0.35% of the undrawn balance if the total outstanding principal amount was less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount was greater than or equal to 50% of the aggregate commitments, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the agreements.  Subsequent to receipt of the ratings, the Operating Partnership is obligated to pay a facility fee at a facility fee rate based on the credit rating level of the Company, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the agreements.

In February 2013, the Operating Partnership assumed an existing mortgage loan with an outstanding principal balance of approximately $8.9 million as part of the acquisition of Bernardo Heights Plaza. Additionally, in September 2013, the Operating Partnership assumed an existing mortgage loan with an outstanding principal balance of approximately $49.6 million in connection with the acquisition of the remaining interests in Crossroads Shopping Center.

On September 3, 2013, the Company repaid the outstanding principal balance on the Gateway Village I mortgage note payable, without penalty, in accordance with the prepayment provisions of the note.

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

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	For the Nine Months Ended
	September 30, 2013	September 30, 2012

Net Cash Provided by (Used in):
Operating Activities	$33,343,629	$19,196,544
Investing Activities	$(239,857,327)	$(126,103,241)
Financing Activities	$211,655,804	$96,077,932

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $33.3 million in the nine months ended September 30, 2013, compared to $19.2 million in the comparable period in 2012. During the nine months ended September 30, 2013, cash flows from operating activities increased by approximately $14.1 million primarily due to a $17.6 million increase in property operating income, offset by an increase in interest expense of approximately $2.8 million and an increase in acquisition transaction costs of approximately $0.6 million.

Investing Activities

Net cash flows used in investing activities amounted to $239.9 million in the nine months ended September 30, 2013, compared to $126.1 million in the comparable period in 2012. During the nine months ended September 30, 2013, cash flows used in investing activities increased by approximately $113.8 million, primarily due to the increase in investments in real estate and acquisition of entities, net of proceeds from the sale of real estate, of approximately $92.1 million, and an increase in improvements to properties of approximately $9.2 million and the return of capital from unconsolidated joint ventures recorded in 2012 for which there was no activity in the current year.

Financing Activities

Net cash flows provided by financing activities amounted to $211.7 million for the nine months ended September 30, 2013, compared to $96.1 million in the comparable period in 2012. During the nine months ended September 30, 2013, cash flows provided by financing activities increased by approximately $115.6 million, primarily due to the receipt of $222.8 million of proceeds from the exercise of warrants.  This increase was offset by an increase in net payments on the credit facility of approximately $34.3 million, payments made to acquire warrants of approximately $23.3 million, an increase in dividends paid to shareholders of approximately $11.8 million, and approximately $36.9 million in proceeds received during the nine months ended September 30, 2012 related to the sale of common stock under the ATM program, for which no activity occurred during the nine months ended September 30, 2013.

Contractual Obligations

The following table presents the principal amount of the Company's long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at September 30, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$525,988	$16,715,283	$77,267,004	$7,582,838	$8,460,412	$10,136,577	$120,688,102
Mortgage Notes Payable Interest	1,792,586	6,839,926	4,164,812	1,317,579	910,889	104,635	15,130,427
Term loan (2)	—	—	—	—	200,000,000	—	200,000,000
Credit facility (2)	—	—	—	—	174,750,000	—	174,750,000
Operating lease obligations	172,722	690,888	690,888	754,910	818,932	23,981,684	27,110,024
Total	$2,491,296	$24,246,097	$82,122,704	$9,655,327	$384,940,233	$34,222,896	$537,678,553
____________________
(1)	Does not include unamortized mortgage premium of $6.2 million as of September 30, 2013.

(2)
For the purpose of the above table, the Company has assumed that borrowings under the loan agreements bear interest at the average interest rate on the term loan and credit facility during the three and nine months ended September 30, 2013 which was 1.4% and 1.6%, respectively.  Borrowings under the term loan and credit facility bear interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

As of September 30, 2013, the Company did not have any capital lease obligations or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

The Company's investment in an unconsolidated joint venture is an off-balance sheet investment.  This unconsolidated joint venture is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control the operating and financial decisions of this investment.  The Company's off-balance sheet arrangements are more fully discussed in Note 2, "Real Estate Investments," in the accompanying consolidated financial statements.  As of September 30, 2013, the Company no longer has any off-balance sheet arrangements.

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

The Operating Partnership has a revolving credit facility (the “credit facility”) with several banks. Previously, the credit facility provided for borrowings of up to $200.0 million.  Effective September 26, 2013, the Company entered into a third amendment to the amended and restated credit agreement (the "credit agreement amendment") pursuant to which the borrowing capacity was increased to $350.0 million.  Additionally, the credit facility contains an accordion feature, which was amended to allow the Operating Partnership to increase the facility amount up to an aggregate of $700.0 million subject to lender consents and other conditions.  The maturity date of the credit facility has been extended to September 26, 2017, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

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

Distributions

The Company intends to make regular quarterly distributions to holders of its common stock and operating units.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  The Company intends to pay regular quarterly dividends to its stockholders in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  If the Company's cash available for distribution is less than its net taxable income, the Company could be required to sell assets or borrow funds to make cash distributions or the Company may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

The Operating Partnership pays distributions to ROIC as a holder of units of the Operating Partnership.

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

As of September 30, 2013, the Company had $374.8 million of variable rate debt outstanding.  As of September 30, 2013, the Company has primarily used fixed-rate debt and five forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 9, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into five forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company's interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of September 30, 2013, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	September 30, 2013 Value	Increase 50 basis points	Increase 100 basis points
$25,000,000	(4,506,091)	(3,521,317)	(2,564,107)	(1,641,384)	(754,088)
$50,000,000	(6,439,166)	(5,243,477)	(4,124,263)	(2,949,118)	(1,804,384)
$50,000,000	(6,762,462)	(5,398,846)	(4,094,432)	(2,744,876)	(1,434,999)
$25,000,000	(2,043,663)	(1,374,359)	(739,267)	(82,154)	555,452
$25,000,000	(759,321)	351,724	1,382,329	2,401,949	3,371,909

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

During the nine months ended September 30, 2013, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the nine months ended September 30, 2013, there was no change in the Operating Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A.  Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2012.  There have been no significant changes to our risk factors during the nine months ended September 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, ROIC purchased outstanding Public Warrants as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	—	$—	—	—
August 1, 2013 to August 31, 2013	342,900	$1.90	—	—
September 1, 2013 to September 30, 2013	347,750	$1.95	—	—
Total	690,650		—	—

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
3.3
Amended and Restated Agreement of Limited Partnership of Retail Opportunity Investments Partnership, LP dated as of September 27, 2013 between Retail Opportunity Investments GP, LLC and Retail Opportunity Investments Corp.(3)

4.1	Specimen Unit Certificate.(2)
4.2	Specimen Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company NRDC Acquisition Corp.(4)
4.5	Supplement and Amendment to Warrant Agreement by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of October 20, 2009.(2)
10.1
Third Amendment to the Amended and Restated Credit Agreement among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent and the other lenders party thereto.(3)

10.2
Third Amendment to the Amended and Restated Term Loan among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, and the other lenders party thereto.(3)

10.3	Contribution Agreement among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the sellers identified therein.(3)
10.4	Contribution Agreement among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the sellers identified therein.(3)
10.5	Tax Protection Agreement among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein.(3)
10.6	Tax Protection Agreement among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein.(3)
10.7	Registration Rights Agreement among Retail Opportunity Investments Corp. and the holders named therein.(3)
10.8	Registration Rights Agreement among Retail Opportunity Investments Corp. and the holders named therein.(3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema
101.CAL XBRL Taxonomy Extension Calculation Linkbase
101.DEF XBRL Taxonomy Extension Definition Linkbase
101.LAB XBRL Taxonomy Extension Label Linkbase
101.PRE XBRL Taxonomy Extension Presentation Linkbase
____________________
(1)	Incorporated by reference to the Company's current report on Form 8-K filed on June 2, 2011.
(2)	Incorporated by reference to the Company's current report on Form 8-K filed on February 9, 2009.
(3)	Incorporated by reference to the Company's current report on Form 8-K filed on October 2, 2013.
(4)	Incorporated by reference to the Company’s registration statement on Form S-1/A filed on September 7, 2007 (File No. 333-144871).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP.		RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant		Registrant

/s/ Stuart A. Tanz		/s/ Stuart A. Tanz
Name:	Stuart A. Tanz	Name:	Stuart A. Tanz
Title:	Chief Executive Officer	Title:	Chief Executive Officer
Date:	October 31, 2013	Date:	October 31, 2013

/s/ Michael B. Haines		/s/ Michael B. Haines
Name:	Name: Michael B. Haines	Name:	Name: Michael B. Haines
Title:	Chief Financial Officer	Title:	Chief Financial Officer
Date:	October 31, 2013	Date:	October 31, 2013