Form 10-K
period 2013-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2014-02-25
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to         .

RETAIL OPPORTUNITY INVESTMENTS CORP.
 (Exact name of registrant as specified in its charter)
Commission file number:  001-33749

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
 (Exact name of registrant as specified in its charter)
Commission file number:  333-189057-01

Maryland (Retail Opportunity Investments Corp.)
Delaware (Retail Opportunity Investments Partnership, LP)
 (State or other jurisdiction of
incorporation or organization)
8905 Towne Centre Drive, Suite 108
San Diego, CA
(Address of principal executive offices)
26-0500600 (Retail Opportunity Investments Corp.) 94-2969738 (Retail Opportunity Investments Partnership, LP) (I.R.S. Employer Identification No.) 92122 (Zip code)

Registrant’s telephone number, including area code:
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

Retail Opportunity Investments Corp.                                                   None
Retail Opportunity Investments Partnership, LP                                  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Retail Opportunity Investments Corp.	Yes ☒ No ☐
Retail Opportunity Investments Partnership, LP	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Retail Opportunity Investments Corp.	Yes ☒ No ☐
Retail Opportunity Investments Partnership, LP	Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Retail Opportunity Investments Corp.	Yes ☒ No ☐
Retail Opportunity Investments Partnership, LP	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Retail Opportunity Investments Corp.	Yes ☒ No ☐
Retail Opportunity Investments Partnership, LP	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

 Retail Opportunity Investments Corp.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Retail Opportunity Investments Partnership, LP

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act).

Retail Opportunity Investments Corp.	Yes ☐ No ☒
Retail Opportunity Investments Partnership, LP	Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of Retail Opportunity Investments Corp. as of June 30, 2013, the last business day of its most recently completed second fiscal quarter, was $983.1 million (based on the closing sale price of $13.90 per share of Retail Opportunity Investments Corp. common stock on that date as reported on the NASDAQ Global Select Market).

There is no public trading market for the operating partnership units of Retail Opportunity Investments Partnership, LP.  As a result the aggregate market value of common equity securities held by non-affiliates of this registrant cannot be determined.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 72,699,074 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of February 20, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Retail Opportunity Investments Corp.’s definitive proxy statement for its 2014 Annual Meeting, to be filed within 120 days after its fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY PARAGRAPH

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which Retail Opportunity Investments Corp. is the parent company and through its wholly owned subsidiary, acts as general partner.  Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP.  Unless otherwise indicated or unless the context requires otherwise, all references in this report to the Operating Partnership refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust (“REIT”) and as of December 31, 2013, ROIC owned an approximate 95.8% partnership interest in the Operating Partnership.  Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership.  Through this subsidiary, ROIC has full and complete authority and control over the Operating Partnership’s business.

The Company believes that combining the annual reports on Form 10-K of ROIC and the Operating Partnership into a single report will result in the following benefits:

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

There are few differences between ROIC and the Operating Partnership, which are reflected in the disclosures in this report.  The Company believes it is important to understand the differences between ROIC and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company.  ROIC is a REIT, whose only material assets are its direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership.  As a result, ROIC does not conduct business itself, other than acting as the parent company and through Retail Opportunity Investments Partnership GP, LLC as the sole general partner of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Company conducts its business through the Operating Partnership, which is structured as a partnership with no publicly traded equity.  Except for net proceeds from warrant exercises and equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”) of the Operating Partnership.

Noncontrolling interests is the primary difference between the Consolidated Financial Statements for ROIC and the Operating Partnership.  The OP Units in the Operating Partnership that are not owned by ROIC are accounted for as partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in ROIC’s financial statements.  Accordingly, this report presents the Consolidated Financial Statements for ROIC and the Operating Partnership separately, as required, as well as Earnings Per Share / Earnings Per Unit and Capital of the Partnership.

This report also includes separate Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 9A. Controls and Procedures sections and separate Chief Executive Officer and Chief Financial Officer certifications for each of ROIC and the Operating Partnership as reflected in Exhibits 31 and 32.

Statements Regarding Forward-Looking Information

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Actual results may differ materially due to uncertainties including:

·	the Company’s ability to identify and acquire retail real estate that meet its investment standards in its markets;

·	the level of rental revenue and net interest income the Company achieves from its assets;

·	the market value of the Company’s assets and the supply of, and demand for, retail real estate in which it invests;

·	the state of the U.S. economy generally, or in specific geographic regions;

·	the impact of economic conditions on our business;

·	the conditions in the local markets in which the Company operates and its concentration in those markets, as well as changes in national economic and market conditions;

·	consumer spending and confidence trends;

·	the Company’s ability to enter into new leases or to renew leases with existing tenants at the properties it owns or acquires at favorable rates;

·	the Company’s ability to anticipate changes in consumer buying practices and the space needs of tenants;

·	the competitive landscape impacting the properties the Company owns or acquires and their tenants;

·	the Company’s relationships with its tenants and their financial condition and liquidity;

·	ROIC’s ability to continue to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes;

·
the Company’s use of debt as part of its financing strategy and its ability to make payments or to comply with any covenants under its senior unsecured notes, its unsecured credit facilities or other debt facilities it currently has or subsequently obtains;

·	the Company’s level of operating expenses, including amounts it is required to pay to its management team and to engage third party property managers;

·	changes in interest rates that could impact the market price of ROIC’s common stock and the cost of the Company’s borrowings; and

·	the exercise, or level of exercise, of ROIC’s warrants, exercisable for Common Stock at an exercise price of $12.00 per share (the “warrants”);

·	legislative and regulatory changes (including changes to laws governing the taxation of REITs).

Forward-looking statements are based on estimates as of the date of this Annual Report on Form 10-K.  The Company disclaims any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this Annual Report on Form 10-K.

The risks included here are not exhaustive.  Other sections of this Annual Report on Form 10-K may include additional factors that could adversely affect the Company’s business and financial performance.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

  PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership.

Item 1.  Business

Overview

Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”) commenced operations in October 2009 as a fully integrated, self-managed real estate investment trust (“REIT”), and as of December 31, 2013, ROIC owned an approximate 95.8% partnership interest and other limited partners owned the remaining 4.2% partnership interest in the Operating Partnership.  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

From the commencement of its operations through December 31, 2013, the Company has completed approximately $1.3 billion of shopping center investments.  As of December 31, 2013, the Company’s portfolio consisted of 55 retail properties totaling approximately 5.9 million square feet of gross leasable area, or GLA.

ROIC is organized in a traditional umbrella partnership real estate investment trust (“UpREIT”) format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the sole general partner of, and ROIC conducts substantially all of its business through, its operating partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), together with its subsidiaries. Unless otherwise indicated or unless the context requires otherwise, all references to the “Company”, “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership.

ROIC’s only material assets are its direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership. As a result, ROIC does not conduct business itself, other than acting as the parent company and through this subsidiary, acts as the sole general partner of the Operating Partnership.  The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from warrant exercises and equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”) of the Operating Partnership.

Investment Strategy

The Company seeks to acquire shopping centers located in densely populated, supply-constrained metropolitan markets in the western and eastern regions of the United States, which exhibit income and population growth and high barriers to entry.  The Company’s senior management team has operated in the Company’s markets for over 25 years and has established an extensive network of relationships in these markets with key institutional and private property owners, brokers and financial institutions and other real estate operators.  The Company’s in-depth local and regional market knowledge and expertise provides a distinct competitive advantage in identifying and accessing attractive acquisition opportunities, including properties that are not widely marketed.

The Company seeks to acquire high quality necessity-based community and neighborhood shopping centers anchored by national and regional supermarkets and drugstores that are well-leased, with stable cash flows.  Additionally, the Company acquires shopping centers which it believes are candidates for attractive near-term retenanting or present other value-enhancement opportunities.

Upon acquiring a shopping center, the Company normally commences leasing initiatives aimed at enhancing long-term value through re-leasing below market space and improving the tenant mix.  The Company focuses on leasing to retailers that provide necessity-based, non-discretionary goods and services, catering to the basic and daily needs of the surrounding community.  The Company believes necessity-based retailers draw consistent, regular traffic to its shopping centers, which results in stronger sales for its tenants and a more consistent revenue base.  Additionally, the Company seeks to maintain a strong and diverse tenant base with a balance of large, long-term leases to major national and regional retailers, including supermarkets, drugstores and discount stores, with small, shorter-term leases to a broad mix of national, regional and local retailers.  The Company believes the long-term anchor tenants provide a reliable, stable base of rental revenue, while the shorter-term leases afford the Company the opportunity to drive rental growth, as well as the ongoing flexibility to adapt to evolving consumer trends.

The Company believes that the current market environment continues to present opportunities for it to further build its portfolio and add additional necessity-based community and neighborhood shopping centers that meet its investment profile.  The Company’s long-term objective is to prudently build and maintain a diverse portfolio of necessity-based community and neighborhood shopping centers aimed at providing stockholders with sustainable, long-term growth and value through all economic cycles.

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

 The Company’s aim is to seek to provide diversification of assets, tenant exposures, lease terms and locations as its portfolio expands.  In order to capitalize on the changing sets of investment opportunities that may be present in the various points of an economic cycle, the Company may expand or refocus its investment strategy.  The Company’s investment strategy may be amended from time to time, if approved by its board of directors.  The Company is not required to seek stockholder approval when amending its investment strategy.

Transactions During 2013

Investing Activity

Property Acquisitions

On February 1, 2013, the Company acquired the property known as Diamond Bar Town Center located in Diamond Bar, California, within the Los Angeles metropolitan area, for a purchase price of approximately $27.4 million.  Diamond Bar Town Center is approximately 100,000 square feet and is anchored by a national grocer. The property was acquired with borrowings under the Company’s credit facility (as defined below under “Credit Facility and Term Loan”).

On February 6, 2013, the Company acquired the property known as Bernardo Heights Plaza in Rancho Bernardo, California, within the San Diego metropolitan area, for a purchase price of approximately $12.4 million. Bernardo Heights Plaza is approximately 38,000 square feet and is anchored by Sprouts Farmers Market. The property was acquired with cash of approximately $3.6 million and the assumption of an existing mortgage with a principal amount of approximately $8.9 million, and a fair value of approximately $9.7 million.

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

On April 22, 2013, the Company acquired the property known as Diamond Hills Plaza located in Diamond Bar, California, within the Los Angeles metropolitan area, for a purchase price of approximately $48.0 million.  Diamond Hills Plaza is approximately 140,000 square feet and is anchored by an H Mart Supermarket and a Rite Aid Pharmacy. The property was acquired using borrowings under the Company’s credit facility.

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

On October 15, 2013, the Company acquired the property known as Peninsula Marketplace located in Huntington Beach, California, for a purchase price of approximately $35.9 million.  Peninsula Marketplace is approximately 95,000 square feet and is anchored by Kroger (Ralphs) Supermarket.  The property was acquired using borrowings under the Company’s credit facility.

On November 26, 2013, the Company acquired the property known as Country Club Village located in San Ramon, California, for a purchase price of approximately $30.9 million.  Country Club Village is approximately 111,000 square feet and is anchored by Walmart Neighborhood Market and CVS Pharmacy.  The property was acquired using borrowings under the Company’s credit facility.

On December 13, 2013, the Company acquired the property known as Plaza de la Canada located in La Canada Flintridge, California, for a purchase price of approximately $34.8 million.  Plaza de la Canada is approximately 100,000 square feet and is anchored by Gelson’s Supermarket, TJ Maxx and Rite Aid Pharmacy.  The property was acquired using borrowings under the Company’s credit facility.

Acquisitions of Property-Owning Entities

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

Property Dispositions

On June 5, 2013, the Company sold the Nimbus Village Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in proceeds to the Company of approximately $5.6 million.  Accordingly, the Company recorded a loss on sale of property of approximately $714,000 for the year ended December 31, 2013, which has been included in discontinued operations.

Financing Activities

The Company employs prudent amounts of leverage and uses debt as a means of providing funds for the acquisition of its properties and the diversification of its portfolio.  The Company seeks to primarily utilize unsecured debt in order to maintain liquidity and flexibility in its capital structure.

Senior Notes Due 2023

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due in 2023 (the “Notes”), fully and unconditionally guaranteed by ROIC.  The Notes pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership.  The Notes are part of the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Notes on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Notes is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting).

Credit Facility and Term Loan

The Operating Partnership has a revolving credit facility (the “credit facility”) with several banks.  Previously, the credit facility provided for borrowings of up to $200.0 million.  Effective September 26, 2013, the Company entered into a third amendment to the amended and restated credit agreement pursuant to which the borrowing capacity was increased to $350.0 million.  Additionally, the credit facility contains an accordion feature, which was amended to allow the Operating Partnership to increase the facility amount up to an aggregate of $700.0 million, subject to lender consents and other conditions.  The maturity date of the credit facility has been extended by one year to August 29, 2017, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

The Operating Partnership has a term loan agreement (the “term loan”) with several banks.  The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The maturity date of the term loan is August 29, 2017.

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013.  Prior to receiving such investment grade ratings, borrowings under the credit facility and term loan agreements (collectively, the “loan agreements”) accrued interest on the outstanding principal amount at a rate equal to an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00% (the “Base Rate”).  Since receiving investment grade credit ratings from the two rating agencies, borrowings under the loan agreements accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of ROIC, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  In addition, prior to receipt of such credit ratings, the Operating Partnership was obligated to pay an unused fee of (a) 0.35% of the undrawn balance if the total outstanding principal amount was less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount was greater than or equal to 50% of the aggregate commitments, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the agreements.  Subsequent to June 26, 2013, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the agreements.  The loan agreements contain customary representations, financial and other covenants.  The Operating Partnership’s ability to borrow under the loan agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis.  The Operating Partnership was in compliance with such covenants at December 31, 2013.

As of December 31, 2013, $200.0 million and $56.9 million were outstanding under the term loan and credit facility, respectively.  The average interest rates on the term loan and credit facility during the twelve months ended December 31, 2013 were 1.6% and 1.5%, respectively.  The Company had $293.1 million available to borrow under the credit facility at December 31, 2013. The Company had no available borrowings under the term loan at December 31, 2013.

Mortgage Notes Payable

In addition, in connection with the acquisition of two properties, the Company assumed two mortgages with an unpaid aggregate principal amount as of December 31, 2013 of approximately $58.2 million.  Further, during the year ended December 31, 2013, the Company repaid the outstanding principal balance on the Gateway Village I and Gateway Village II mortgage note payables, totaling $13.4 million, without penalty, in accordance with the prepayment provisions of the notes.

ATM Equity Offering

During the year ended December 31, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement (“sales agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock, par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an “at the market” equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the year ended December 31, 2012 and 2011 the Company sold 3,051,445 and 131,800 shares respectively, under the sales agreement, which resulted in gross proceeds of approximately $37.8 million and $1.5 million, respectively and commissions of approximately $657,700 and $29,900, respectively,  paid to the agent. During the year ended December 31, 2013, the Company did not sell any shares under the sales agreement.  Through December 31, 2013, the Company has sold a total of 3,183,245 shares under the sales agreement, which resulted in gross proceeds of approximately $39.3 million and commissions of approximately $687,600 paid to the agent.

The Company plans to finance future acquisitions through a combination of cash, borrowings under its credit facilities, the assumption of existing mortgage debt, and equity and debt offerings, including possible exercises by the holders of the Company’s warrants.

Business Segments

The Company’s primary business is the ownership, management, and redevelopment of retail real estate properties.  The Company reviews operating and financing information for each property on an individual basis and therefore, each property represents an individual operating segment.  The Company evaluates financial performance using property operating income, defined as operating revenues (base rent and recoveries from tenants), less property and related expenses (property operating expenses and property taxes).  No individual property constitutes more than 10% of the Company’s revenues or property operating income, and the Company has no operations outside of the United States of America.  Therefore, the Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes.

Regulation

The following discussion describes certain material U.S. federal laws and regulations that may affect the Company’s operations and those of its tenants.  However, the discussion does not address state laws and regulations, except as otherwise indicated.  These state laws and regulations, like the U.S. federal laws and regulations, could affect the Company’s operations and those of its tenants.

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

Under the Americans with Disabilities Act of 1990 (the “Americans with Disabilities Act”) all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons.  A number of additional U.S. federal, state and local laws also exist that may require modifications to properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons.  Noncompliance with the Americans with Disabilities Act could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature and in substantial capital expenditures.  To the extent the Company’s properties are not in compliance, the Company may incur additional costs to comply with the Americans with Disabilities Act.

Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.

Environmental Matters

Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at or emanating from such property.  Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases.  Certain of these laws have been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility.  The failure to properly remediate the property may also adversely affect the owner’s ability to lease, sell or rent the property or to borrow funds using the property as collateral.

In connection with the ownership, operation and management of the Company’s current properties and any properties that it may acquire and/or manage in the future, the Company could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property.  In order to assess the potential for such liability, the Company conducts an environmental assessment of each property prior to acquisition and manages its properties in accordance with environmental laws while it owns or operates them.  All of its leases contain a comprehensive environmental provision that requires tenants to conduct all activities in compliance with environmental laws and to indemnify the owner for any harm caused by the failure to do so.  In addition, the Company has engaged qualified, reputable and adequately insured environmental consulting firms to perform environmental site assessments of its properties and is not aware of any environmental issues that are expected to materially impact the operations of any property.

Competition

The Company believes that competition for the acquisition, operation and development of retail properties is highly fragmented.  The Company competes with numerous owners, operators and developers for acquisitions and development of retail properties, including institutional investors, other REITs and other owner-operators of necessity-based community and neighborhood shopping centers, primarily anchored by supermarkets and drugstores, some of which own or may in the future own properties similar to the Company’s in the same markets in which its properties are located.  The Company also faces competition in leasing available space to prospective tenants at its properties.  Economic conditions have caused a greater than normal amount of space to be available for lease generally and in the markets in which the Company’s properties are located.  The actual competition for tenants varies depending upon the characteristics of each local market (including current economic conditions) in which the Company owns and manages property.  The Company believes that the principal competitive factors in attracting tenants in its market areas are location, demographics, price, the presence of anchor stores and the appearance of properties.

Many of the Company’s competitors are substantially larger and have considerably greater financial, marketing and other resources than the Company.  Other entities may raise significant amounts of capital, and may have investment objectives that overlap with those of the Company, which may create additional competition for opportunities to acquire assets.  In the future, competition from these entities may reduce the number of suitable investment opportunities offered to the Company or increase the bargaining power of property owners seeking to sell.  Further, as a result of their greater resources, such entities may have more flexibility than the Company does in their ability to offer rental concessions to attract tenants.  If the Company’s competitors offer space at rental rates below current market rates, or below the rental rates the Company currently charges its tenants, the Company may lose potential tenants and it may be pressured to reduce its rental rates below those it currently charges in order to retain tenants when its tenants’ leases expire.

Employees

As of December 31, 2013, the Company had 61 employees, including four executive officers, one of whom is also a member of its board of directors.

Available Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”).  You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company’s website is www.roireit.net.  The Company’s reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports are available free of charge on its Website as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.  The contents of the Company’s website are not incorporated by reference herein.

Item 1A.  Risk Factors

Risks Related to the Company’s Business and Operations

There are risks relating to investments in real estate.

Real property investments are subject to varying degrees of risk.  Real estate values are affected by a number of factors, including:  changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand for real estate in an area), the quality and philosophy of management, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and to control variable operating costs.  Shopping centers, in particular, may be affected by changing perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the shopping center, increasing consumer purchases through online retail websites and catalogs, the ongoing consolidation in the retail sector and by the overall climate for the retail industry generally.  Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax and other laws.  A significant portion of the Company’s income is derived from rental income from real property.  The Company’s income, cash flow, results of operations, financial condition, liquidity and ability to service its debt obligations could be materially and adversely affected if a significant number of its tenants were unable to meet their obligations, or if it were unable to lease on economically favorable terms a significant amount of space in its properties.  In the event of default by a tenant, the Company may experience delays in enforcing, and incur substantial costs to enforce, its rights as a landlord.  In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment.

The Company operates in a highly competitive market and competition may limit its ability to acquire desirable assets and to attract and retain tenants.

The Company operates in a highly competitive market.  The Company’s profitability depends, in large part, on its ability to acquire its assets at favorable prices and on trends impacting the retail industry in general, national, regional and local economic conditions, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  Many of the Company’s competitors are substantially larger and have considerably greater financial, marketing and other resources than it does.  Other entities may raise significant amounts of capital, and may have investment objectives that overlap with the Company’s.  In addition, the properties that the Company acquires may face competition from similar properties in the same market.  At the time of the commencement of the Company’s operations, conditions in the capital markets and the credit markets reduced competitors’ ability to finance acquisitions.  As access to capital and credit have improved and the number of competitors operating in the Company’s markets have increased, the Company has faced increased competition for acquisition opportunities.  This competition may create additional competition for opportunities to acquire assets and to attract and retain tenants.

The Company may change any of its strategies, policies or procedures without stockholder consent, which could materially and adversely affect its business.

The Company may change any of its strategies, policies or procedures with respect to acquisitions, asset allocation, growth, operations, indebtedness, financing strategy and distributions, including those related to maintaining its REIT qualification, at any time without the consent of its stockholders, which could result in making acquisitions that are different from, and possibly riskier than, the types of acquisitions described in this Annual Report on Form 10-K.  A change in the Company’s strategy may increase its exposure to real estate market fluctuations, financing risk, default risk and interest rate risk.  Furthermore, a change in the Company’s asset allocation could result in the Company making acquisitions in asset categories different from those described in this Annual Report on Form 10-K.  These changes could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

The Company’s directors are subject to potential conflicts of interest.

The Company’s executive officers and directors face conflicts of interest.  Except for Messrs. Tanz, Haines and Schoebel, none of the Company’s executive officers or directors are required to commit his full time to its affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.  In addition, except for Mr. Tanz, each of the Company’s directors (including the Company’s non-Executive Chairman) is engaged in several other business endeavors.  In the course of their other business activities, the Company’s directors may become aware of investment and business opportunities that may be appropriate for presentation to the Company as well as the other entities with which they are affiliated.  They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

As a result of multiple business affiliations, the Company’s non-management directors may have legal obligations relating to presenting opportunities to acquire one or more properties, portfolios or real estate-related debt investments to other entities.  The Company’s non-management directors (including the Company’s non-executive Chairman) may present such opportunities to the other entities to which they owe pre-existing fiduciary duties before presenting such opportunities to the Company.  In addition, conflicts of interest may arise when the Company’s board of directors evaluates a particular opportunity.

Capital markets and economic conditions can materially affect the Company’s financial condition, its results of operations and the value of its assets.

There are many factors that can affect the value of the Company’s assets, including the state of the capital markets and economy.  The recent economic downturn negatively affected consumer spending and retail sales, which adversely impacted the performance and value of retail properties in most regions in the United States.  In addition, loans backed by real estate were increasingly difficult to obtain and that difficulty, together with a tightening of lending policies, resulted in a significant contraction in the amount of debt available to fund retail properties.  Although the Company has recently seen a gradual improvement in the credit and real estate markets, any reduction in available financing may materially and adversely affect its ability to achieve its financial objectives.  Concern about the stability of the markets generally may limit the Company’s ability and the ability of its tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.  Although the Company will factor in these conditions in acquiring its assets, its long term success depends in part on improving economic conditions and the eventual return of a stable and dependable financing market for retail real estate.  If market conditions do not continue to improve, the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders could be materially and adversely affected.

Bankruptcy or insolvency of tenants may decrease the Company’s revenues and available cash.

In the case of many retail properties, the bankruptcy or insolvency of a major tenant could cause the Company to suffer lower revenues and operational difficulties, and could allow other tenants to exercise so-called “kick-out” clauses in their leases and terminate their lease or reduce their rents prior to the normal expiration of their lease terms.  As a result, the bankruptcy or insolvency of major tenants could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

Inflation or deflation may materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and distributions to its securityholders.

Increased inflation could have a pronounced negative impact on the Company’s property operating expenses and general and administrative expenses, as these costs could increase at a rate higher than the Company’s rents.  Inflation could also have an adverse effect on consumer spending which could impact the Company’s tenants’ sales and, in turn, the Company’s percentage rents, where applicable, and the willingness and ability of tenants to enter into or renew leases and/or honor their obligations under existing leases.  Conversely, deflation could lead to downward pressure on rents and other sources of income.

Compliance or failure to comply with safety regulations and requirements could result in substantial costs.

The Company’s properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements.  If the Company fails to comply with these requirements, it could incur fines or private damage awards.  The Company does not know whether compliance with the requirements will require significant unanticipated expenditures that could affect its income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

The Company expects to acquire additional properties and this may create risks.

The Company expects to acquire additional properties consistent with its investment strategies.  The Company may not, however, succeed in consummating desired acquisitions on time or within budget.  In addition, the Company may face competition in pursuing acquisition opportunities, which could result in increased acquisition costs.  When the Company does pursue a project or acquisition, it may not succeed in leasing newly acquired properties at rents sufficient to cover its costs of acquisition.  Difficulties in integrating acquisitions may prove costly or time-consuming and could result in poorer than anticipated performance.  The Company may also abandon acquisition opportunities that it has begun pursuing and consequently fail to recover expenses already incurred.  Furthermore, acquisitions of new properties will expose the Company to the liabilities of those properties, including, for example, liabilities for clean-up of disclosed or undisclosed environmental contamination, claims by persons in respect of events transpiring or conditions existing before the Company’s acquisition and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of properties.

Factors affecting the general retail environment could adversely affect the financial condition of the Company’s retail tenants and the willingness of retailers to lease space in its shopping centers, and in turn, materially and adversely affect the Company.

The Company’s properties are focused on the retail real estate market.  This means that the performance of the Company’s properties will be impacted by general retail market conditions, including the level of consumer spending and consumer confidence, the threat of terrorism and increasing competition from online retail websites and catalog companies.  These conditions could adversely affect the financial condition of the Company’s retail tenants and the willingness and ability of retailers to lease space, or renew existing leases, in the Company’s shopping centers and to honor their obligations under existing leases, and in turn, materially and adversely affect the Company.

The Company’s growth depends on external sources of capital, which may not be available in the future.

In order to maintain its qualification as a REIT, the Company is required under the Internal Revenue Code of 1986, as amended (the “Code”), to annually distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain.  After the Company invests its cash on hand, it expects to depend primarily on its credit facilities and other external financing to fund the growth of its business (including debt and equity financings).  The Company’s access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally.  As a result of changing economic conditions, the Company may be limited in its ability to obtain additional financing or to refinance existing debt maturities on favorable terms or at all and there can be no assurances as to when financing conditions will improve.

The Company does not have a formal policy limiting the amount of debt it may incur and its board of directors may change its leverage policy without stockholder consent, which could result in a different risk profile.

Although the Company’s Charter and Bylaws do not limit the amount of indebtedness the Company can incur, the Company’s policy is to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio.  The amount of leverage the Company will deploy for particular investments in its assets will depend upon its management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in its investment portfolio, the potential for losses, the availability and cost of financing the assets, the Company’s opinion of the creditworthiness of its financing counterparties, the health of the U.S. economy and commercial mortgage markets, the Company’s outlook for the level, slope and volatility of interest rates, the credit quality of the tenants occupying space at the Company’s properties, and the need for the Company to comply with financial covenants contained in the Company’s credit facilities.  The Company’s board of directors may change its leverage policies at any time without the consent of its stockholders, which could result in an investment portfolio with a different risk profile.

The Company could be adversely affected if it or any of its subsidiaries are required to register as an investment company under the Investment Company Act of 1940 as amended (the “1940 Act”).

The Company conducts its operations so that neither it, nor the Operating Partnership nor any of the Company’s other subsidiaries, is required to register as investment companies under the 1940 Act.  If the Company, the Operating Partnership or the Company’s other subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in certain business, and criminal and civil actions could be brought against such entity.  In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Real estate investments’ value and income fluctuate due to conditions in the general economy and the real estate business, which may materially and adversely affect the Company’s ability to service its debt and expenses.

The value of real estate fluctuates depending on conditions in the general and local economy and the real estate business.  These conditions may also limit the Company’s revenues and available cash.  The rents the Company receives and the occupancy levels at its properties may decline as a result of adverse changes in conditions in the general economy and the real estate business.  If rental revenues and/or occupancy levels decline, the Company generally would expect to have less cash available to pay indebtedness and for distribution to its securityholders.  In addition, some of the Company’s major expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline.

The lack of liquidity of the Company’s assets could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders, and could materially and adversely affect the Company’s ability to value and sell its assets.

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

The Company’s financial results depend significantly on leasing space in its properties to tenants on economically favorable terms.  In addition, as a substantial majority of the Company’s revenue comes from renting of real property, the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders could be materially and adversely affected if a significant number of its tenants cannot pay their rent or if the Company is not able to maintain occupancy levels on favorable terms.  If a tenant does not pay its rent, the Company may not be able to enforce its rights as landlord without delays and may incur substantial legal costs.

Some of the Company’s properties depend on anchor stores or major tenants to attract shoppers and could be materially and adversely affected by the loss of or a store closure by one or more of these tenants.

The Company’s shopping centers are primarily anchored by national and regional supermarkets and drug stores.  The value of the retail properties the Company acquires could be materially and adversely affected if these tenants fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations.  Adverse economic conditions may result in the closure of existing stores by tenants which may result in increased vacancies at the Company’s properties.  If there are periods of significant vacancies for the Company’s properties they could materially and adversely impact the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

Loss of revenues from major tenants could reduce the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

The Company derives significant revenues from anchor tenants such as Safeway, Inc., Kroger and Rite Aid Pharmacy.  As of December 31, 2013, these tenants are the Company’s three largest tenants and accounted for 5.0%, 3.3% and 2.6% respectively, of its annualized base rent on a pro-rata basis.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders could be materially and adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

The Company’s Common Area Maintenance (“CAM”) contributions may not allow it to recover the majority of its operating expenses from tenants.

CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs and security costs.  The Company may acquire properties with leases with variable CAM provisions that adjust to reflect inflationary increases or leases with a fixed CAM payment methodology which fixes its tenants’ CAM contributions.  With respect to both variable and fixed payment methodologies, the amount of CAM charges the Company bills to its tenants may not allow it to recover or pass on all these operating expenses to tenants, which may reduce operating cash flow from its properties.  Such a reduction could result in a material and adverse effect on the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

The Company may incur costs to comply with environmental laws.

The Company’s operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety.  Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property.  The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination.  These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release.  The presence of contamination or the failure to remediate contamination may impair the Company’s ability to sell or lease real estate or to borrow using the real estate as collateral.  Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air.  The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (“PCBs”) and underground storage tanks are also regulated by federal and state laws.  The Company is also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals.  The Company could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure to contamination at or from its properties.  Identification of compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to the Company.

The Company faces risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of its information technology (IT) networks and related systems.

The Company faces risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside the Company or persons with access to systems inside the Company, and other significant disruptions of the Company’s IT networks and related systems.  The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.  The Company’s IT networks and related systems are essential to the operation of its business and its ability to perform day-to-day operations (including managing its building systems), and, in some cases, may be critical to the operations of certain of its tenants.  There can be no assurance that the Company’s efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging.  A security breach or other significant disruption involving the Company’s IT networks and related systems could materially and adversely impact the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair the Company’s assets and have a material and adverse effect on its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

The Company believes the risks associated with its business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values.  Because the Company has only recently acquired assets, it is not burdened by the losses experienced by certain of its competitors as a result of the recent economic downturn and declines in real estate values with respect to properties acquired before the economic downturn.  Although it will take current economic conditions into account in acquiring its assets, the Company’s long term success depends in part on improving economic conditions and the eventual return of a stable and dependable financing market for retail real estate.  If the current challenging economic conditions persist or worsen, the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders, could be materially and adversely affected.

Loss of key personnel could harm the Company’s operations.

The Company is dependent on the efforts of certain key personnel of its senior management team.  While the Company has employment contracts with each of Messrs. Tanz, Haines and Schoebel, the loss of the services of any of these individuals could harm the Company’s operations and have a material and adverse effect on its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

Under their employment agreements, certain members of the Company’s senior management team will have certain rights to terminate their employment and receive severance in connection with a change in control of the Company.

The Company’s employment agreements with each of Messrs. Tanz, Haines and Schoebel, which provide that, upon termination of his employment (i) by the applicable officer within 12 months following the occurrence of a change in control (as defined in the employment agreement), (ii) by the Company without cause (as defined in the employment agreement), (iii) by the applicable officer for good reason (as defined in the employment agreement), (iv) by non-renewal of the applicable officer’s employment agreement or (v) by reason of the applicable officer’s death or disability (as defined in the employment agreement), such executive officers would be entitled to certain termination or severance payments made by the Company (which may include a lump sum payment equal to defined percentages of annual salary and prior years’ average bonuses, paid in accordance with the terms and conditions of the respective agreement).  In addition, the vesting of all his outstanding unvested equity-based incentives and awards would accelerate.  These provisions make it costly to terminate their employment and could delay or prevent a transaction or a change in control of the Company that might involve a premium paid for shares of its common stock or otherwise be in the best interests of its stockholders.

Joint venture investments could be materially and adversely affected by the Company’s lack of sole decision-making authority or reliance on a joint venture partner’s financial condition.

The Company may enter into joint venture arrangements in the future.  Investments in joint ventures involve risks that are not otherwise present with properties which the Company owns entirely.  In this investment, the Company does not have exclusive control or sole decision-making authority over the development, financing, leasing, management and other aspects of these investments.  As a result, the joint venture partner might have economic or business interests or goals that are inconsistent with the Company’s goals or interests, take action contrary to the Company’s interests or otherwise impede the Company’s objectives.  The investment involves risks and uncertainties, including the risk of the joint venture partner failing to provide capital and fulfill its obligations, which may result in certain liabilities to the Company for guarantees and other commitments, the risk of conflicts arising between the Company and its partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.  The joint venture partner also might become insolvent or bankrupt, which may result in significant losses to the Company.  Further, although the Company may own a controlling interest in a joint venture and may have authority over major decisions such as the sale or refinancing of investment properties, the Company may have fiduciary duties to the joint venture partners or the joint venture itself that may cause, or require, it to take or refrain from taking actions that it would otherwise take if it owned the investment properties outright.

Uninsured losses or a loss in excess of insured limits could materially and adversely affect the Company.

The Company carries comprehensive general liability, fire, extended coverage, loss of rent insurance, and environmental liability where applicable on its properties, with policy specifications and insured limits customarily carried for similar properties.  However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, the Company generally does not maintain loss of rent insurance.  In addition, there are certain types of losses, such as losses resulting from wars, terrorism or acts of God that generally are not insured because they are either uninsurable or not economically insurable.  Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property.  Any loss of these types could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

The Company could be materially and adversely affected by poor market conditions where its properties are geographically concentrated.

The Company’s performance depends on the economic conditions in markets in which its properties are concentrated.  During the year ended December 31, 2013, the Company’s properties in California, Oregon and Washington accounted for 66%, 13% and 21%, respectively, of its consolidated property operating income.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Oregon and Washington.

Risks Related to Financing

The Company’s credit facilities and unsecured senior notes contain restrictive covenants relating to its operations, which could limit the Company’s ability to respond to changing market conditions and its ability to pay dividends and other distributions to its securityholders.

The Company’s credit facilities and unsecured senior notes contain restrictive covenants which are described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources”.  These or other limitations, including those that may apply to future company borrowings, may materially and adversely affect the Company’s flexibility and its ability to achieve its operating plans and could result in the Company being limited in the amount of dividends and distributions it would be permitted to pay to its securityholders.

In addition, failure to comply with these covenants could cause a default under the applicable debt instrument, and the Company may then be required to repay such debt with capital from other sources.  Under those circumstances, other sources of capital may not be available to the Company, or may be available only on unattractive terms.

Certain of the Company’s mortgage financing arrangements and other indebtedness contain provisions that could limit the Company’s operating flexibility.

The Company’s existing mortgage financing contains, and future mortgage financing may in the future contain, customary covenants and provisions that limit the Company’s ability to pre-pay such mortgages before their scheduled maturity date or to transfer the underlying asset. Additionally, the Company’s ability to satisfy prospective mortgage lenders’ insurance requirements may be materially and adversely affected if lenders generally insist upon greater insurance coverage against certain risks than is available to the Company in the marketplace or on commercially reasonable terms.  In addition, because a mortgage is secured by a lien on the underlying real property, mortgage defaults subject the Company to the risk of losing the property through foreclosure.

The Company’s access to financing may be limited and thus its ability to potentially enhance its returns may be materially and adversely affected.

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio.  To the extent market conditions improve and markets stabilize over time, the Company expects to increase its borrowing levels.  As of December 31, 2013, the Company’s outstanding mortgage indebtedness was approximately $113.4 million, and the Company may incur significant additional debt to finance future acquisition and development activities.  The Company’s credit facilities consist of a $350.0 million unsecured revolving credit facility and a $200.0 million term loan, of which $56.9 million and $200.0 million, respectively, were outstanding as of December 31, 2013.

In addition, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in December 2013 which were fully and unconditionally guaranteed by ROIC.

The Company’s access to financing will depend upon a number of factors, over which it has little or no control, including:

·	general market conditions;

·	the market’s view of the quality of the Company’s assets;

·	the market’s perception of the Company’s growth potential;

·	the Company’s eligibility to participate in and access capital from programs established by the U.S. government;

·	the Company’s current and potential future earnings and cash distributions; and

·	the market price of the shares of the Company’s common stock.

Although the Company has recently seen an improvement in the credit markets and real estate, any reduction in available financing may materially and adversely affect its ability to achieve its financial objectives.  Concern about the stability of the markets generally could adversely affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide the Company with financing or to increase the costs of that financing.  In addition, if regulatory capital requirements imposed on the Company’s private lenders change, they may be required to limit, or increase the cost of, financing they provide to the Company.  In general, this could potentially increase the Company’s financing costs and reduce its liquidity or require it to sell assets at an inopportune time or price.

During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, the Company has and may continue to purchase certain properties for cash.  Consequently, depending on market conditions at the relevant time, the Company may have to rely more heavily on additional equity issuances, which may be dilutive to its stockholders, or on less efficient forms of debt financing that require a larger portion of its cash flow from operations, thereby reducing funds available for its operations, future business opportunities, cash distributions to its securityholders and other purposes.  The Company cannot assure you that it will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause it to curtail its asset acquisition activities and/or dispose of assets, which could materially and adversely affect its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

Interest rate fluctuations could reduce the income on the Company’s investments and increase its financing costs.

Changes in interest rates will affect the Company’s operating results as such changes will affect the interest it receives on any floating rate interest bearing investments it may then hold and the financing cost of its floating rate debt, as well as its interest rate swaps that it utilizes for hedging purposes.  There can be no guarantee that the financial condition of the counterparties with respect to the Company’s interest rate swaps will enable them to fulfill their obligations under these agreements.   These risks could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

Financing arrangements that the Company may use to finance its assets may require it to provide additional collateral or pay down debt.

The Company, when appropriate, uses traditional forms of financing including secured credit facilities.  In the event the Company utilizes such financing arrangements, they would involve the risk that the market value of its assets which are secured may decline in value, in which case the lender may, in connection with a refinancing of the credit facility, require it to provide additional collateral, provide additional equity, or to repay all or a portion of the funds advanced.  The Company may not have the funds available to repay its debt or provide additional equity at that time, which would likely result in defaults unless it is able to raise the funds from alternative sources, which it may not be able to achieve on favorable terms or at all.  Providing additional collateral or equity would reduce the Company’s liquidity and limit its ability to leverage its assets.  If the Company cannot meet these requirements, the lender could accelerate the Company’s indebtedness, increase the interest rate on advanced funds and terminate its ability to borrow funds from them, which could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.  The providers of credit facilities may also require the Company to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position.  As a result, the Company may not be able to leverage its assets as fully as it would choose which could reduce its return on assets.  There can be no assurance that the Company will be able to utilize such arrangements on favorable terms, or at all.

A downgrade in the Company’s or the Operating Partnership’s credit ratings could materially adversely affect the Company’s business and financial condition.

The credit ratings assigned to the Company’s obligations or to the debt securities of the Operating Partnership could change based upon, among other things, the Company’s and the Operating Partnership’s results of operations and financial condition.  These ratings are subject to ongoing evaluation by credit rating agencies, and there can be no assurance that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.  Moreover, these credit ratings do not apply to the Company’s common stock and are not recommendations to buy, sell or hold any other securities.  If any of the credit rating agencies that have rated the obligations of the Company or the debt securities of the Operating Partnership downgrades or lowers its credit ratings, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on the Company’s costs and availability of capital, which could in turn materially and adversely impact the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

Risks Related to the Company’s Organization and Structure

The Company depends on dividends and distributions from its direct and indirect subsidiaries.  The creditors and any preferred equity holders of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to the Company.

Substantially all of the Company’s assets are held through the Operating Partnership, which holds substantially all of the Company’s properties and assets through subsidiaries.  The Operating Partnership’s cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of the Company’s cash flow is dependent on cash distributions to it by the Operating Partnership.  The creditors and any preferred equity holders of the Company’s direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its common equity holders.  Thus, the Operating Partnership’s ability to make distributions to the Company and therefore the Company’s ability to make distributions to its stockholders will depend on its subsidiaries’ ability first to satisfy their obligations to creditors and any preferred equity holders and then to make distributions to the Operating Partnership.

In addition, the Company’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including the holders of the unsecured senior notes and trade creditors, and preferred equity holders are satisfied.

Certain provisions of Maryland law may limit the ability of a third party to acquire control of the Company.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium price for holders of the Company’s common stock or otherwise be in their best interests, including:

·
“business combination” provisions that, subject to certain limitations, prohibit certain business combinations between the Company and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the Company’s shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special minimum price provisions and special stockholder voting requirements on these combinations; and

·
“control share” provisions that provide that “control shares” of the Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the Company’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

However, the provisions of the MGCL relating to business combinations do not apply to business combinations that are approved or exempted by the Company’s board of directors prior to the time that the interested stockholder becomes an interested stockholder.  In addition, the Company’s Bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of the Company’s common stock.  There can be no assurance that such exemption will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits the Company’s board of directors, without stockholder approval and regardless of what is currently provided in the Company’s charter or bylaws, to take certain actions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium to the market price of its common stock or otherwise be in the stockholders’ best interests.  These provisions of the MGCL permit the Company, by provision in its charter or bylaws or a resolution of its board of directors and notwithstanding any contrary provision in the charter or bylaws, to adopt:

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

The authorized but unissued shares of preferred stock and the ownership limitations contained in the Company’s Charter may prevent a change in control.

The Charter authorizes the Company to issue authorized but unissued shares of preferred stock.  In addition, the Charter provides that the Company’s board of directors has the power, without stockholder approval, to authorize the Company to issue any authorized but unissued shares of stock, to classify any unissued shares of preferred stock and to reclassify any unissued shares of common stock or previously-classified shares of preferred stock into other classes or series of stock.  As a result, the Company’s board of directors may establish a series of shares of preferred stock or use such preferred stock to create a stockholder’s rights plan or so-called “poison pill” that could delay or prevent a transaction or a change in control that might involve a premium price for shares of the Company’s common stock or otherwise be in the best interests of the Company’s stockholders.

In addition, the Company’s Charter contains restrictions limiting the ownership and transfer of shares of the Company’s common stock and other outstanding shares of capital stock.  The relevant sections of the Company’s Charter provide that, subject to certain exceptions, ownership of shares of the Company’s common stock by any person is limited to 9.8% by value or by number of shares, whichever is more restrictive, of the outstanding shares of common stock (the common share ownership limit), and no more than 9.8% by value or number of shares, whichever is more restrictive, of the outstanding capital stock (the aggregate share ownership limit).  The common share ownership limit and the aggregate share ownership limit are collectively referred to herein as the “ownership limits.”  These provisions will restrict the ability of persons to purchase shares in excess of the relevant ownership limits.  The Company’s board of directors has established exemptions from this ownership limit which permit certain institutional investors to hold additional shares of the Company’s common stock.  The Company’s board of directors may in the future, in its sole discretion, establish additional exemptions from this ownership limit.

The Company’s failure to qualify as a REIT would subject it to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of cash available for distribution to its stockholders.

The Company intends to operate in a manner that will enable it to continue to qualify as a REIT for U.S. federal income tax purposes.  The Company has not requested and does not intend to request a ruling from the IRS that it will continue to qualify as a REIT.  The U.S. federal income tax laws governing REITs are complex.  The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Code (“Treasury Regulations”) is greater in the case of a REIT that holds assets through a partnership, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited.  To qualify as a REIT, the Company must meet, on an ongoing basis, various tests regarding the nature of its assets and its income, the ownership of its outstanding shares, and the amount of its distributions.  Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for the Company to qualify as a REIT.  Thus, while the Company believes that it has operated and intends to continue to operate so that it will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in the Company’s circumstances, no assurance can be given that it has qualified or will continue to so qualify for any particular year.

If the Company fails to qualify as a REIT in any taxable year, and does not qualify for certain statutory relief provisions, it would be required to pay U.S. federal income tax on its taxable income, and distributions to its stockholders would not be deductible by it in determining its taxable income.  In such a case, the Company might need to borrow money or sell assets in order to pay its taxes.  The Company’s payment of income tax would decrease the amount of its income available for distribution to its stockholders.  Furthermore, if the Company fails to maintain its qualification as a REIT, it would no longer be required to distribute substantially all of its net taxable income to its stockholders.  In addition, unless the Company were eligible for certain statutory relief provisions, it would not be eligible to re-elect to qualify as a REIT for four taxable years following the year in which it failed to qualify as a REIT.

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

The Company’s taxable income may exceed its net income as determined by the U.S. generally accepted accounting principles (“GAAP”) because, for example, realized capital losses will be deducted in determining its GAAP net income, but may not be deductible in computing its taxable income.  In addition, the Company may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets.  For example, the Company may be required to accrue interest income on mortgage loans or other types of debt securities or interests in debt securities before it receives any payments of interest or principal on such assets.  Similarly, some of the debt securities that the Company acquires may have been issued with original issue discount.  The Company will be required to report such original issue discount based on a constant yield method.  As a result of the foregoing, the Company may generate less cash flow than taxable income in a particular year.  To the extent that the Company generates such non-cash taxable income in a taxable year, it may incur corporate income tax and the 4% non-deductible excise tax on that income if it does not distribute such income to stockholders in that year.  In that event, the Company may be required to use cash reserves, incur debt or liquidate assets at rates or times that it regards as unfavorable or make a taxable distribution of its shares in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal corporate income tax and the 4% non-deductible excise tax in that year.

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

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, franchise, property and transfer taxes, including mortgage recording taxes.  In addition, the Company holds some of its assets through taxable REIT subsidiary (“TRS”) corporations.  Any TRSs or other taxable corporations in which the Company owns an interest will be subject to U.S. federal, state and local corporate taxes.  Payment of these taxes generally would materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay dividends and other distributions to its securityholders.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could materially and adversely affect the value of the Company’s shares or warrants.

The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%.  Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income.  Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the Company’s shares.

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

In certain circumstances, the Company may be liable for certain tax obligations of certain limited partners.

In certain circumstances, the Company may be liable for certain tax obligations of certain limited partners.  The Company has entered into tax protection agreements under which it has agreed to minimize the tax consequences to certain limited partners resulting from the sale or other disposition of certain of the Company’s assets.  The obligation to indemnify such limited partners against adverse tax consequences is expected to continue until 2025.  During the period of these obligations, the Company’s flexibility to dispose of the related assets will be limited.  In addition, the indemnification obligations may be significant.

The Company cannot assure you of its ability to pay distributions in the future.

The Company intends to pay quarterly distributions and to make distributions to its stockholders in an amount such that it distributes all or substantially all of its REIT taxable income in each year, subject to certain adjustments.  The Company’s ability to pay distributions may be materially and adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K.  All distributions will be made, subject to Maryland law (or Delaware law, in the case of distributions by the Operating Partnership), at the discretion of the Company’s board of directors and will depend on the Company’s earnings, its financial condition, any debt covenants, maintenance of its REIT qualification and other factors as its board of directors may deem relevant from time to time.  The Company believes that a change in any one of the following factors could materially and adversely affect its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock or warrants and its ability to pay distributions to its securityholders:

·	the profitability of the assets acquired;

·	the Company’s ability to make profitable acquisitions;

·	margin calls or other expenses that reduce the Company’s cash flow;

·	defaults in the Company’s asset portfolio or decreases in the value of its portfolio; and

·	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

The Company cannot assure you that it will achieve results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions in the future.  In addition, some of the Company’s distributions may include a return of capital.

The Company’s warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and dilute the ownership of existing stockholders.

Outstanding warrants, consisting of 5,942,668 public warrants, to purchase an aggregate of 5,942,668 shares of the Company’s common stock are currently exercisable at an exercise price of $12.00 per share. In 2013, NRDC exercised all of their 8,000,000 warrants, exercisable for the Company’s Common Stock at an exercise price of $12.00 per share. NRDC exercised the warrants on a cashless basis and ROIC issued 688,500 shares to NRDC.  NRDC is entitled to certain registration rights with respect to the shares for which its 8,000,000 private placement warrants were exercised.  The warrant exercise price may be lowered under certain circumstances, including, among others, in the Company’s sole discretion at any time prior to the expiration date of the warrants for a period of not less than 20 business days; provided, however, that any such reduction shall be identical in percentage terms among all of the warrants.  At any time our common stock trades at prices in excess of the exercise of the warrants, it is possible that the holders of those warrants may exercise their right to purchase shares of the Company’s common stock. If such events occur, the number of shares of the Company’s common stock outstanding could increase, and the shares issued could be traded on the market. This increase, in turn, could dilute future earnings per share and the ownership of existing stockholders, and could depress the market value of the Company’s common stock. The Company cannot predict the extent to which the dilution, the availability of a large amount of shares for sale, and the possibility of additional issuances and sales of common stock will negatively affect the trading price of the Company’s common stock or the liquidity of its common stock.  Further, if these warrants are exercised at any time in the future at a price lower than the book value per share of the Company’s common stock, existing stockholders could suffer dilution of their investment, which dilution could increase in the event the warrant exercise price is lowered.  Additionally, if the Company were to lower the exercise price in the near future, the likelihood of this dilution could be accelerated.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains its executive office at 8905 Towne Centre Drive, Suite 108, San Diego, CA 92122.

As of December 31, 2013, the Company’s portfolio consisted of 55 retail properties totaling approximately 5.9 million square feet of gross leasable area which were approximately 95.0% leased.  During the year ended December 31, 2013, the Company leased or renewed a total of 624,000 square feet in its portfolio.  The Company has committed approximately $2.9 million and $612,000 in tenant improvements and leasing commissions, respectively, for the new leases and renewals that occurred during the year ended December 31, 2013.

The following table provides information regarding the Company’s properties as of December 31, 2013.

Property, State	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants
Northern California
Norwood Shopping Center, CA	1993	2010	88,851	15	98.9%	Viva Supermarket, Rite Aid Pharmacy, Citi Trends
Pleasant Hill Marketplace, CA	1980	2010	69,715	3	100.0%	Buy Buy Baby, Office Depot, Basset Furniture
Pinole Vista Shopping Center, CA	1981/2012	2011	165,025	29	98.9%	Kmart, SaveMart (Lucky) Supermarket(1)
Mills Shopping Center, CA	1955/1988	2011	239,081	23	74.2%	Warehouse Markets, Dollar Tree
Morada Ranch, CA	2006	2011	101,842	19	100.0%	Raley’s Supermarket
Round Hill Square, NV	1998	2011	115,984	25	83.1%	Safeway Supermarket, U.S. Postal Service
Country Club Gate Center, CA	1974/2012	2011	109,331	29	93.6%	SaveMart (Lucky) Supermarket, Rite Aid Pharmacy
Marlin Cove Shopping Center, CA	1972/2001	2012	73,186	23	97.2%	99 Ranch Market
Green Valley Station, CA	2006/2007	2012	52,245	11	77.4%	CVS Pharmacy
The Village at Novato, CA	2006	2012	20,043	3	90.6%	Trader Joe’s
Santa Teresa Village, CA	1974-79 / 2013	2012	125,162	35	97.6%	Raley’s (Nob Hill) Supermarket
Granada Shopping Center, CA	1962/1994	2013	69,325	15	100.0%	SaveMart (Lucky) Supermarket
Country Club Village, CA	1995	2013	111,172	18	91.1%	Walmart Neighborhood Market, CVS Pharmacy

Southern California
Paramount Plaza, CA	1966/2010	2009	95,062	13	98.0%	Fresh & Easy, Rite Aid Pharmacy, TJ Maxx
Santa Ana Downtown Plaza, CA	1987/2010	2010	100,305	27	100.0%	Kroger (Food 4 Less) Supermarket, Marshalls
Gateway Village, CA	2003/2005	2010	96,959	29	93.2%	Sprout’s Farmers Market
Sycamore Creek, CA	2008	2010	74,198	18	100.0%	Safeway (Vons) Supermarket, CVS Pharmacy (1)
Phillips Village, CA	1980/2006	2010	130,872	8	100.0%	Fresh Choice Supermarket
Claremont Promenade, CA	1982/2011	2010	91,529	24	96.0%	Super King Supermarket
Marketplace Del Rio, CA	1990/2004	2011	177,136	43	98.3%	Stater Brothers Supermarket, Walgreens, Ace Hardware
Renaissance Towne Centre, CA	1991/2011	2011	53,074	29	100.0%	CVS Pharmacy
Desert Springs Marketplace, CA	1993-94 / 2013	2011	105,157	16	97.1%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Euclid Plaza, CA	1982/2012	2012	77,044	9	100.0%	Vallarta Supermarket, Walgreens
Seabridge Marketplace, CA	2006	2012	93,784	19	95.2%	Safeway (Vons) Supermarket
Glendora Shopping Center, CA	1992/2012	2012	106,535	20	95.1%	Albertson’s Supermarket
Bay Plaza, CA	1986/2013	2012	73,324	28	95.1%	Seafood City Supermarket
Cypress Center West, CA	1970/1978	2012	106,451	32	97.5%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Redondo Beach Plaza, CA	1993/2004	2012	110,509	16	100.0%	Safeway (Von’s) Supermarket, Petco
Harbor Place Center, CA	1994	2012	119,821	10	100.0%	AA Supermarket, Ross Dress for Less
Diamond Bar Town Center, CA	1981	2013	100,342	23	100.0%	National grocery tenant
Bernardo Heights Plaza, CA	1983/2006	2013	37,729	6	100.0%	Sprouts Farmers Market
Diamond Hills Plaza, CA	1973/2008	2013	139,505	38	100.0%	H Mart Supermarket, Rite Aid Pharmacy
Hawthorne Crossings, CA	1993-1999	2013	141,288	17	95.6%	Mitsuwa Supermarket, Ross Dress for Less, Staples
Five Points Plaza, CA	1961-62 / 2012	2013	160,906	36	100.0%	Trader Joes, Old Navy, Pier 1
Peninsula Marketplace, CA	2000	2013	95,416	16	100.0%	Kroger (Ralphs) Supermarket
Plaza del la Canada, CA	1968/2000	2013	100,408	14	100.0%	Gelson’s Supermarket, TJ Maxx, Rite Aid Pharmacy

Portland Metropolitan
Happy Valley Town Center, OR	2007	2010	138,696	34	95.1%	New Seasons Market
Oregon City Point, OR	2007	2010	35,305	18	92.6%	Starbucks, West Coast Bank, FedEx Kinko’s
Cascade Summit, OR	2000	2010	95,508	31	100.0%	Safeway Supermarket
Vancouver Market Center, WA	1996/2012	2010	118,385	16	92.7%	Albertson’s Supermarket
Division Crossing, OR	1992	2010	104,089	17	94.8%	Rite Aid Pharmacy, Ross Dress For Less
Halsey Crossing, OR	1992	2010	99,428	15	95.9%	Safeway Supermarket, Dollar Tree
Wilsonville Old Towne Square, OR	2011	2011	49,937	21	100.0%	Kroger (Fred Meyer) (1)
Heritage Market Center, WA	2000	2010	107,468	17	98.1%	Safeway Supermarket, Dollar Tree
Hillsboro Market Center, OR	2001-2002	2011	156,021	20	97.5%	Albertson’s Supermarket, Dollar Tree, Marshalls
Robinwood Shopping Center, OR	1980 / 2012	2013	70,831	15	96.6%	Walmart Neighborhood Market

Seattle Metropolitan
Meridian Valley Plaza, WA	1978/2011	2010	51,597	14	100.0%	Kroger (QFC) Supermarket
The Market at Lake Stevens, WA	2000	2010	74,130	10	100.0%	Haggen Food & Pharmacy
Canyon Park, WA	1980/2012	2011	123,627	23	100.0%	Albertson’s Supermarket, Rite Aid Pharmacy
Hawks Prairie, WA	1988/2012	2011	154,781	21	100.0%	Safeway Supermarket, Dollar Tree, Big Lots
Kress Building, WA	1924/2005	2011	73,563	8	100.0%	IGA Supermarket, TJ Maxx
Gateway Shopping Center, WA	2007	2012	106,104	17	97.9%	WinCo Foods (1), Rite Aid Pharmacy, Ross Dress for Less
Aurora Square, WA	1980	2012	38,030	4	100.0%	Central Supermaket
Canyon Crossing Shopping Center, WA	2008-2009	2013	120,504	19	87.3%	Safeway Supermarket
Crossroads, WA (2)	1962/2004	2010/2013	463,538	94	99.6%	Kroger (QFC) Supermarket, Bed Bath & Beyond, Sports Authority
_______________
(1)	Retailer owns their own space and is not a tenant of the Company.
(2)	The Company acquired a 49% interest in Crossroads in December 2010 and acquired the remaining 51% in September 2013.

As illustrated by the following tables, the Company’s shopping centers are substantially diversified by both tenant mix and by the staggering of its major tenant lease expirations.  For the year ended December 31, 2013, no single tenant comprised more than 5.0% of the total annual base rent of the Company’s portfolio.

The following table sets forth a summary schedule of the Company’s ten largest tenants by percent of total annual base rent, as of December 31, 2013.

Tenant	Number of Leases	% of Total Annual Base Rent(1)
Safeway Supermarket	9	5.0%
Kroger Supermarket	6	3.3%
Rite Aid Pharmacy	10	2.6%
Marshalls / T.J. Maxx	5	2.2%
JP Morgan Chase	12	1.6%
Ross Dress for Less	4	1.4%
Raley’s Supermarket	2	1.4%
Walmart Neighborhood Market	3	1.3%
Albertson’s Supermarket	4	1.3%
CVS Pharmacy	4	1.1%
	59	21.2%

___________________
(1)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2013 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place across the Company’s total portfolio at December 31, 2013.

Year of Expiration	Number of Leases Expiring(1)	Square Footage	Annual Base Rent(2)	Annual Base Rent%
2014	178	374,990	$8,761,656	8.7%
2015	174	576,798	10,747,287	10.7%
2016	207	680,830	12,395,758	12.4%
2017	193	644,074	12,720,986	12.7%
2018	158	618,783	12,776,126	12.7%
Thereafter	236	2,662,865	42,910,055	42.8%
Total	1,146	5,558,340	$100,311,868	100.0%

___________________
(1)	Assumes no tenants exercise renewal options or cancellation options.
(2)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2013 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place with the Company’s anchor tenants at December 31, 2013.  Anchor tenants are tenants with leases occupying at least 15,000 square feet or more.

Year of Expiration	Number of Leases Expiring(1)	Square Footage	Annual Base Rent(2)	Annual Base Rent %
2014	1	19,251	$248,256	0.2%
2015	5	182,445	1,668,085	1.7%
2016	8	280,261	2,472,539	2.5%
2017	7	209,115	1,865,879	1.9%
2018	11	276,252	4,288,305	4.3%
Thereafter	53	1,982,449	26,428,543	26.3%
Total	85	2,949,773	$36,971,607	36.9%

____________________
(1)	Assumes no tenants exercise renewal or cancellation options.
(2)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2013 (including initial cash rent for new leases).

Item 3.  Legal Proceedings

In the normal course of business, from time to time, the Company is involved in routine legal actions incidental to its business of the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

 PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ROIC Market Information

ROIC’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROIC”. The following table sets forth, for the period indicated, the high and low sales price for the ROIC’s common stock as reported by the NASDAQ and the per share dividends declared:

Period	High	Low	Dividends Declared
2012
First Quarter	$12.18	$11.53	$0.12
Second Quarter	$12.80	$11.80	$0.13
Third Quarter	$12.96	$12.01	$0.14
Fourth Quarter	$13.00	$12.11	$0.14
2013
First Quarter	$14.02	$12.63	$0.15
Second Quarter	$15.79	$12.78	$0.15
Third Quarter	$14.23	$12.60	$0.15
Fourth Quarter	$15.20	$13.57	$0.15

On February 24, 2014, the closing price of ROIC’s common stock as reported by the NASDAQ was $14.56.

Dividends Declared on Common Stock and Tax Status

ROIC intends to make regular quarterly distributions to holders of its common stock.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  ROIC intends to pay regular quarterly dividends to stockholders in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  Before ROIC pays any dividend, whether for U.S. federal income tax purposes or otherwise, it must first meet both its operating requirements and its debt service on debt.  If ROIC’s cash available for distribution is less than its net taxable income, it could be required to sell assets or borrow funds to make cash distributions or it may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

The following table sets forth the dividends declared per share of ROIC’s common stock and the tax status for U.S. federal income tax purposes of such dividends declared during the years ended December 31, 2013 and 2012:

For the year ended December 31, 2013

Record Date	Payable Date	Total Dividend per Share	Ordinary Income per Share (1)	Return of Capital per Share
3/15/2013	3/29/2013	$0.150000	$0.05934	$0.09066
6/14/2013	6/28/2013	$0.150000	$0.05934	$0.09066
9/16/2013	9/30/2013	$0.150000	$0.05934	$0.09066
12/16/2013	12/30/2013	$0.150000	$0.05934	$0.09066
_________________
(1)	Ordinary Income per Share is non-qualified dividend income.

For the year ended December 31, 2012

Record Date	Payable Date	Total Dividend per Share	Ordinary Income per Share (1)	Return of Capital per Share
2/29/2012	3/15/2012	$0.120000	$0.07086	$0.04914
5/16/2012	5/30/2012	$0.130000	$0.07676	$0.05324
8/14/2012	8/31/2012	$0.140000	$0.08267	$0.05733
11/14/2012	11/30/2012	$0.140000	$0.08267	$0.05733
_________________
(1)	Ordinary Income per Share is non-qualified dividend income.

As of December 31, 2013, 95.8% of the outstanding interests in the Operating Partnership were owned by the Company.

Holders

As of February 21, 2014, ROIC had 39 registered holders.  Such information was obtained through the registrar and transfer agent.

Operating Partnership

There is no established trading market for the Operating Partnership's OP Units.  The following table sets forth the distributions per OP Unit with respect to the periods indicated:

Period	Distributions
2012
First Quarter	$0.12
Second Quarter	$0.13
Third Quarter	$0.14
Fourth Quarter	$0.14
2013
First Quarter	$0.15
Second Quarter	$0.15
Third Quarter	$0.15
Fourth Quarter	$0.15

The Operating Partnership intends to make regular quarterly distributions to holders of OP Units, to the extent authorized by ROIC's board of directors.  As of December 31, 2013, the Operating Partnership had 24 registered holders, including Retail Opportunity Investments GP, LLC.

Stockholder Return Performance

 The above graph compares the cumulative total return on the Company’s common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the National Association of Real Estate Investment Trusts Equity Index (“FTSE NAREIT Equity REITs”) from December 31, 2008 through December 31, 2013.  The stock price performance graph assumes that an investor invested $100 in each of ROIC and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of ROIC’s shares of common stock.  ROIC commenced its operations as a REIT on October 20, 2009.  Prior to October 20, 2009, ROIC operated as a special purpose acquisition company in pursuit of an initial business combination.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Retail Opportunity Investments Corp.	100.00	110.27	110.35	136.55	154.78	185.23
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
FTSE NAREIT Equity REITs	100.00	127.99	163.78	177.36	209.39	214.56

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

Securities Authorized For Issuance Under Equity Compensation Plans

During 2009, ROIC adopted the 2009 Equity Incentive Plan (the “2009 Plan”).  For a description of the 2009 Plan, see Note 9 to the consolidated financial statements in this Annual Report on Form 10-K.

The following table presents certain information about the Company’s equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	282,000	$10.76	2,519,000
Equity compensation plans not approved by stockholders	—	—	—
Total	282,000	$10.76	2,519,000

_________________

(1)	Consists of 8,000, 49,500 and 102,000 options granted during the year ended December 31, 2013, 2012 and 2011, respectively.

During the three months ended December 31, 2013, ROIC purchased the following:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2013 through October 31, 2013 (1)	—	$—	—	—
October 1, 2013 through October 31, 2013(2)	4,404,200	$2.15	—	—
November 1, 2013 through November 30, 2013 (1)	—	$—	—	—
November 1, 2013 through November 30, 2013 (2)	—	$—	—	—
December 1, 2013 through December 31, 2013 (1)	8,468	$14.83	—	—
December 1, 2013 through December 31, 2013 (2)	—	$—	—	—
Total (1)	8,468	$14.83	—	—
Total (2)	4,404,200	$2.15	—	—

(1)	Represents shares repurchased by ROIC in connection with the net share settlement to cover the minimum taxes on vesting of restricted stock issued under ROIC’s 2009 Equity Incentive Plan that vested.
(2)	Represents shares repurchased by ROIC in connection with the acquisition of outstanding Public Warrants

Sales of Unregistered Equity Securities

On September 27, 2013, the Operating Partnership issued 2,639,632 OP Units, with a fair value of approximately $36.4 million as consideration for the acquisition of the 51% of the partnership interests in Terranomics Crossroads Associates, the partnership which owns the Crossroads Shopping Center, which it did not already own.  In addition, on September 27, 2013, the Operating Partnership issued 650,631 OP Units, with a fair value of approximately $9.0 million as consideration for the acquisition of the membership interests in SARM Five Points Plaza, LLC (“Five Points LLC”), the entity that owned Five Points Plaza Shopping Center.  In each case, the OP Units were issued in reliance upon exemptions from registration provided under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  The OP Units are exchangeable into shares of common stock of the Company on a one-for-one basis, subject to the terms of the Operating Partnership's Partnership Agreement.

Item 6.  Selected Financial Data

The following tables set forth selected financial and operating information on a historical basis for ROIC and the Operating Partnership, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the Company’s financial statements, including the notes, included elsewhere herein.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

	Year Ended December 31,
Retail Opportunity Investments Corp.	2013	2012	2011	2010
Statement of Income Data:
Total Revenues	$111,232,031	$75,095,687	$51,737,512	$16,328,969
Operating expenses	83,456,857	63,541,899	46,782,558	21,642,505
Operating income (loss)	27,775,174	11,553,788	4,954,954	(5,313,536)
Gain on consolidation of joint venture	20,381,849	2,144,696	—	—
Gain on bargain purchase	—	3,864,145	9,449,059	2,216,824
Interest income	—	11,861	19,143	1,108,507
Interest expense	15,854,978	11,379,857	6,225,084	324,126
Income (loss) from continuing operations	34,691,982	7,892,613	9,656,321	(400,921)
Loss from discontinued operations	(713,529)	—	—	—
Net income (loss)	33,978,453	7,892,613	9,656,321	(400,921)
Net income (loss) attributable to Retail Opportunity Investments Corp.	33,813,561	7,892,613	9,656,321	(400,921)
Weighted average shares outstanding- Basic:	67,419,497	51,059,408	42,477,007	41,582,401
Weighted average shares outstanding- Diluted:	71,004,380	52,371,168	42,526,288	41,582,401
Income (loss) per share – Basic:
Income (loss) from continuing operations	$0.51	$0.15	$0.23	$(0.01)
Net (loss) income attributable to Retail Opportunity Investments Corp.	$0.50	$0.15	$0.23	$(0.01)
Income (loss) per share – Diluted:
Income (loss) from continuing operations	$0.49	$0.15	$0.23	$(0.01)
Net income (loss) attributable to Retail Opportunity Investments Corp.	$0.48	$0.15	$0.23	$(0.01)
Dividends per common share	$0.60	$0.53	$0.39	$0.18
Balance Sheet Data:
Real estate investments, net	$1,314,933,668	$864,624,046	$602,623,893	$344,212,083
Cash and cash equivalents	$7,919,697	$4,692,230	$34,317,588	$84,736,410
Total assets	$1,439,089,843	$950,911,527	$694,432,627	$464,192,502
Total liabilities	$733,679,777	$484,369,456	$243,943,573	$73,668,932
Total equity	$705,410,066	$466,542,071	$450,489,054	$390,523,570

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

	Year Ended December 31,
	2013	2012	2011	2010
Statement of Income Data:
Total Revenues	$111,232,031	$75,095,687	$51,737,512	$16,328,969
Operating expenses	83,456,857	63,541,899	46,782,558	21,642,505
Operating income (loss)	27,775,174	11,553,788	4,954,954	(5,313,536)
Gain on consolidation of joint venture	20,381,849	2,144,696	—	—
Gain on bargain purchase	—	3,864,145	9,449,059	2,216,824
Interest income	—	11,861	19,143	1,108,507
Interest expense	15,854,978	11,379,857	6,225,084	324,126
Income (loss) from continuing operations	34,691,982	7,892,613	9,656,321	(400,921)
Loss from discontinued operations	(713,529)	—	—	—
Net income (loss) attributable to the Operating Partnership	33,978,453	7,892,613	9,656,321	(400,921)
Weighted average units outstanding- Basic:	68,258,005	51,059,408	42,477,007	41,582,401
Weighted average units outstanding- Diluted:	71,004,380	52,371,168	42,526,288	41,582,401
Income (loss) per unit – Basic:
Income (loss) from continuing operations	$0.51	$0.15	$0.23	$(0.01)
Net income (loss) attributable to the Operating Partnership	$0.50	$0.15	$0.23	$(0.01)
Income (loss) per unit – Diluted:
Income (loss) from continuing operations	$0.49	$0.15	$0.23	$(0.01)
Net income (loss) attributable to the Operating Partnership	$0.48	$0.15	$0.23	$(0.01)
Distributions per unit	$0.60	$0.53	$0.39	$0.18
Balance Sheet Data:
Real estate investments, net	$1,314,933,668	$864,624,046	$602,623,893	$344,212,083
Cash and cash equivalents	$7,919,697	$4,692,230	$34,317,588	$84,736,410
Total assets	$1,439,089,843	$950,911,527	$694,432,627	$464,192,502
Total liabilities	$733,679,777	$484,369,456	$243,943,573	$73,668,932
Total capital	$705,410,066	$466,542,071	$450,489,054	$390,523,570

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Retail Opportunity Investments Corp. Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-K.  The Company makes statements in this section that are forward-looking statements within the meaning of the federal securities laws.  For a complete discussion of forward-looking statements, see the section in this Annual Report on Form 10-K entitled “Statements Regarding Forward-Looking Information.”  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a discussion of such risk factors, see the section in this Annual Report on Form 10-K entitled “Risk Factors.”

Overview

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of December 31, 2013, ROIC owned an approximate 95.8% partnership interest and other limited partners owned the remaining 4.2% partnership interest in the Operating Partnership.  ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

From the commencement of its operations through December, 2013, the Company has completed approximately $1.3 billion of shopping center investments.  As of December 31, 2013, the Company’s portfolio consisted of 55 retail properties totaling approximately 5.9 million square feet of gross leasable area (“GLA”).

As of December 31, 2013, the Company’s portfolio was approximately 95.0% leased.  During the year ended December 31, 2013, the Company leased or renewed a total of 624,000 square feet in its portfolio.  The Company has committed approximately $2.9 million and $612,000 in tenant improvements and leasing commissions, respectively, for the new leases and renewals that occurred during the year ended December 31, 2013.

ROIC is organized in an UpREIT format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and ROIC conducts substantially all of its business through, its Operating Partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership, and its subsidiaries. ROIC reincorporated as a Maryland corporation on June 2, 2011.  ROIC has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2010.

Results of Operations

At December 31, 2013, the Company had 55 properties, all of which are consolidated (“consolidated properties”) in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of December 31, 2013. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

Property operating income is a non-GAAP financial measure of performance.  The Company defines property operating income as operating revenues (base rent and recoveries from tenants), less property and related expenses (property operating expenses and property taxes).  Property operating income excludes general and administrative expenses, mortgage interest income, depreciation and amortization, acquisition transaction costs, other expense, interest expense, gains and losses from property acquisitions and dispositions, equity in earnings from unconsolidated joint ventures, extraordinary items, tenant improvements and leasing commissions.  Other REITs may use different methodologies for calculating property operating income, and accordingly, the Company’s property operating income may not be comparable to other REITs.

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

Results of Operations for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the years ended December 31, 2013 and 2012.

		For the Year Ended
		December 31, 2013	December 30, 2012

Operating income per GAAP		$27,775,174	$11,553,788
Plus:	Depreciation and amortization	40,397,895	29,074,709
	General and administrative expenses	10,058,669	12,734,254
	Acquisition transaction costs	1,688,521	1,347,611
	Other expenses	314,833	324,354
Less:	Mortgage interest income	(623,793)	(1,106,089)
Property operating income		$79,611,299	$53,928,627

The following comparison for the year ended December 31, 2013 compared to the year ended December 31, 2012, makes reference to the effect of the same-store properties. Same-store properties represent all operating properties owned by the Company in the same manner during the entirety of both periods which totaled 29 of the Company’s 55 consolidated properties.

The table below provides a reconciliation of operating income in accordance with GAAP to property operating income for the years ended December 31, 2013 and 2012 related to the 29 same-store properties owned by the Company during the entirety of both periods.

		For the Year Ended
		December 31, 2013	December 31, 2012

Same-store operating income per GAAP		$25,195,308	$21,367,666
Plus:	Depreciation and amortization	21,515,014	24,628,922
	Acquisition transaction costs	6,997	57,720
Same-store property operating income		$46,717,319	$46,054,308

During the year ended December 31, 2013, the Company generated property operating income of approximately $79.6 million compared to property operating income of $53.9 million generated during the year ended December 31, 2012.  Property operating income increased by $25.7 million during the year ended December 31, 2013 primarily as a result of an increase in the number of properties owned by the Company in 2013 compared to 2012 and an increase in same-store properties’ operating income.  As of December 31, 2013, the Company owned 55 consolidated properties as compared to 44 properties at December 31, 2012. The newly acquired properties increased property operating income in 2013 by approximately $25.0 million.  The 29 same-store properties increased property operating income by approximately $663,000.

Mortgage interest income

The Company generated interest income from mortgage notes receivable during the year ended December 31, 2013 of approximately $624,000 compared to $1.1 million during the year ended December 31, 2012.  Mortgage interest income decreased by approximately $482,000 as a result of the cancellation of the Company’s loan to Crossroads joint venture in connection with the Company’s acquisition of the remaining partnership interests in the Crossroads Shopping Center from its joint venture partner in September 2013 and loans in the prior year that were eliminated when the Company obtained the remaining ownership interests.  As of December 31, 2013, the Company has no remaining investments in mortgage loans on real estate.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the year ended December 31, 2013 of approximately $40.4 million compared to $29.1 million incurred during the year ended December 31, 2012. Depreciation and amortization expenses were higher in 2013 as a result of an increase in the number of properties owned by the Company in 2013 compared to 2012.

General and administrative Expenses

The Company incurred general and administrative expenses during the year ended December 31, 2013 of approximately $10.1 million compared to $12.7 million incurred during the year ended December 31, 2012. General and administrative expenses decreased approximately $2.7 million primarily as a result of approximately $2.8 million incurred in 2012 related to severance costs and the cost for moving the Company’s corporate headquarters from White Plains, New York to San Diego, California, for which there were no comparable expenses in 2013.

Acquisition transaction costs

The Company incurred property acquisition costs during the year ended December 31, 2013 of approximately $1.7 million compared to $1.3 million incurred during the year ended December 31, 2012.  Property acquisition costs were higher in 2013 due to additional legal and other professional fees incurred related to acquisition activity.

Interest expense and other finance expenses

During the year ended December 31, 2013, the Company incurred approximately $15.9 million of interest expense compared to approximately $11.4 million during the year ended December 31, 2012.  The increase was due to higher net borrowings on the term loan and credit facility, interest incurred on loans assumed for Santa Teresa Village, Bernardo Heights and Crossroads and interest incurred related to the issuance of the Notes due 2023, slightly offset by lower borrowing costs on the credit facility and term loan during 2013 as compared to 2012.

Gain on consolidation of joint venture

During the year ended December 31, 2013, the Company acquired the remaining partnership interests in the Crossroads Shopping Center from its joint venture partner.  The Company recorded a gain of approximately $20.4 million when determining the fair value of the property at the time of the purchase of the remaining interest in the property. During the year ended December 31, 2012, the Company acquired the remaining partnership interests in Wilsonville Old Town Square from its joint venture partner.  The Company recorded a gain of approximately $2.1 million when determining the fair value of the property at the time of the purchase of the remaining interest in the property.

Gain on bargain purchase

During the year ended December 31, 2012, the Company recorded a gain on bargain purchase of approximately $3.9 million when recording the fair values of two properties that were acquired during the period through Conveyance in Lieu of Foreclosure Agreements.  There was no comparable gain recorded during the year ended December 31, 2013.

Equity in earnings from unconsolidated joint venture

During the year ended December 31, 2013, the Company recorded equity in earnings from unconsolidated joint venture of approximately $2.4 million compared to $1.7 million during the year ended December 31, 2012.  The increase of approximately $0.7 million was primarily due to the recognition of the earned preferred return of approximately $2.0 million on the Company’s initial 49% investment in the Crossroads Shopping Center in connection with the acquisition of the remaining partnership interests during the year ended December 31, 2013 for which there was no comparable preferred return in the prior year.  This increase was offset by the reduction in regular earnings from our partnership interests in Wilsonville Old Town Square that were consolidated on August 1, 2012, and Crossroads Shopping Center that were consolidated on September 27, 2013.  As of December 31, 2013, the Company has no remaining unconsolidated joint ventures.

Loss from discontinued operations

In June 2013, the Company sold the Nimbus Village Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in proceeds to the Company of approximately $5.6 million.  Accordingly, the Company recorded a loss on sale of property of approximately $714,000 for the year ended December 31, 2013, which has been included in discontinued operations.  There was no comparable loss recorded during the year ended December 31, 2012.

Results of Operations for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the years ended December 31, 2012 and 2011.

		For the Year Ended
		December 31, 2012	December 31, 2011

Operating income per GAAP		$11,553,788	$4,954,954
Plus:	Depreciation and amortization	29,074,709	21,264,172
	General and administrative expenses	12,734,254	9,390,091
	Acquisition transaction costs	1,347,611	2,290,838
	Other expenses	324,354	411,142
Less:	Mortgage interest income	(1,106,089)	(1,908,655)
Property operating income		$53,928,627	$36,402,542

The following comparison for the year ended December 31, 2012 compared to the year ended December 31, 2011, makes reference to the effect of the same-store properties. Same-store properties represent all operating properties owned by the Company in the same manner during the entirety of both periods which totaled 17 of the Company’s 44 consolidated properties owned as of December 31, 2012.

The table below provides a reconciliation of operating income in accordance with GAAP to property operating income for the years ended December 31, 2012 and 2011 related to the 17 same-store properties owned by the Company during the entirety of both periods.

		For the Year Ended
		December 31, 2012	December 31, 2011

Same-store operating income per GAAP		$12,092,619	$10,389,156
Plus:	Depreciation and amortization	10,304,479	11,999,207
	Acquisition transaction costs	—	84,697
	Other expenses	—	6,349
Same-store property operating income		$22,397,098	$22,479,409

During the year ended December 31, 2012, the Company generated property operating income of approximately $53.9 million compared to property operating income of $36.4 million generated during the year ended December 31, 2011.  Property operating income increased by $17.5 million during the year ended December 31, 2012 primarily as a result of an increase in the number of properties owned by the Company in 2012 compared to 2011 offset by a slight decrease in same-store properties’ operating income.  As of December 31, 2012, the Company owned 44 consolidated properties as compared to 30 properties at December 31, 2011. The newly acquired properties increased property operating income in 2012 by approximately $17.5 million.  The 17 same-store properties decreased property operating income by approximately $82,000.

Mortgage interest income

The Company generated interest income from mortgage notes receivable during the year ended December 31, 2012 of approximately $1.1 million compared to $1.9 million during the year ended December 31, 2011.  Mortgage interest income decreased by approximately $800,000 primarily as a result of the Company obtaining the ownership interests in three properties that were previously secured by a mortgage note.  The Company obtained these properties through a Conveyance in Lieu of Foreclosure agreement during the year ended December 31, 2011.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the year ended December 31, 2012 of approximately $29.1 million compared to $21.3 million incurred during the year ended December 31, 2011. Depreciation and amortization expenses were higher in 2012 as a result of an increase in the number of properties owned by the Company in 2012 compared to 2011.

General and administrative expenses

The Company incurred general and administrative expenses during the year ended December 31, 2012 of approximately $12.7 million compared to $9.4 million incurred during the year ended December 31, 2011. General and administrative expenses increased approximately $3.3 million primarily as a result of approximately $2.8 million incurred in 2012 related to severance costs and the cost for moving the Company’s corporate headquarters from White Plains, New York to San Diego, California, for which there were no comparable expenses in the prior year, and increased costs related to the increase in the number of properties owned in 2012.

Acquisition transaction costs

The Company incurred property acquisition costs during the year ended December 31, 2012 of approximately $1.3 million compared to $2.3 million incurred during the year ended December 31, 2011.  Property acquisition costs were higher in 2011 due to additional professional fees incurred related to the types of properties acquired.

Interest expense and other finance expenses

During the year ended December 31, 2012, the Company incurred approximately $11.4 million of interest expense compared to approximately $6.2 million during the year ended December 31, 2011.  The increase of approximately $5.2 million was due primarily to higher net borrowings on the term loan and credit facility, as well as interest incurred on loans assumed during 2012.

Gain on consolidation of joint venture

During the year ended December 31, 2012, the Company acquired the remaining partnership interests in Wilsonville Old Town Square from its joint venture partner.  The Company recorded a gain of approximately $2.1 million when determining the fair value of the property at the time of the purchase of the remaining interest in the property.  There was no comparable gain recorded during the year ended December 31, 2011.

Gain on bargain purchase

During the year ended December 31, 2012, the Company recorded a gain on bargain purchase of approximately $3.9 million when recording the fair values of two properties that were acquired during the period through Conveyance in Lieu of Foreclosure Agreements.  During the year ended December 31, 2011, the Company recorded a gain on bargain purchase of approximately $9.4 million when recording the fair values of four properties that were acquired during the period through Conveyance in Lieu of Foreclosure Agreements.

Equity in earnings from unconsolidated joint venture

During the year ended December 31, 2012, the Company recorded equity in earnings from unconsolidated joint venture of approximately $1.7 million compared to $1.5 million during the year ended December 31, 2011.  The increase of approximately $240,000 was primarily due to an increase in regular earnings of the joint ventures due to an increase in occupancy.

Funds From Operations

Funds from operations (“FFO”), is a widely-recognized non-GAAP financial measure for REITs that the Company believes when considered with financial statements presented in accordance with GAAP, provides additional and useful means to assess its financial performance.  FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.

The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income attributable to common stockholders (determined in accordance with GAAP) excluding gains or losses from debt restructuring, sales of depreciable property, and impairments, plus real estate related depreciation and amortization, and after adjustments for partnerships and unconsolidated joint ventures.

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

The Financial Accounting Standards Board (“FASB”) guidance relating to business combinations requires, among other things, an acquirer of a business (or investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, the costs of acquisitions will reduce our FFO. For the years ended December 31, 2013, 2012 and 2011, the Company expensed $1.7 million, $1.3 million and $2.3 million, respectively, relating to real estate acquisitions.

While the Company does not have any joint ventures as of December 31, 2013, in the future, the Company may acquire the remaining interests from its joint venture partners it does not already own.  At that time, a gain or loss may be recorded, in accordance with GAAP, based on the Company’s determination of the fair value of the properties at the time of any such purchase of the remaining interests in the properties.  Accordingly, the amount of the gain or loss will increase or decrease, respectively, our FFO.  During years ended December 31, 2013 and 2012, the Company acquired the remaining interests from certain of its joint venture partners.  The gains recorded upon consolidation of joint ventures for the years ended December 31, 2013 and 2012 was approximately $20.4 million and $2.1 million, respectively.  The Company did not record any such gain during the year ended December 31, 2011.

In the future, the Company may make real estate-related debt investments where the primary focus is to capitalize on opportunities to acquire control positions that will enable the Company to obtain the underlying property should a default occur.  The Company’s bargain purchase gains are primarily associated with these types of investments.  Accordingly, the amount of the gain will increase our FFO.  Currently the Company does not have any real estate-related debt investments.  The Company recognized bargain purchase gains of approximately $3.9 million and $9.4 million during years ended December 31, 2012 and 2011.  The Company did not recognize a bargain purchase gain during the year ended December 31, 2013.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the years ended December 31, 2013, 2012 and 2011.

	For the year ended December 31,
	2013	2012	2011

Net income attributable to ROIC	$33,813,561	$7,892,613	$9,656,321
Plus: Real property depreciation	20,111,007	13,494,776	8,730,177
Amortization of tenant improvements and allowances	5,202,756	4,349,863	2,590,234
Amortization of deferred leasing costs	15,084,132	11,230,070	9,943,761
Depreciation and amortization attributable to unconsolidated joint ventures	1,059,761	2,174,877	2,121,232
Loss from discontinued operations	713,529	—	—
Funds from operations	$75,984,746	$39,142,199	$33,041,725

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 1 to the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements.

Revenue Recognition

The Company records base rents on a straight-line basis over the term of each lease.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in tenant and other receivables on the accompanying consolidated balance sheets.  Most leases contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area expenses.  Adjustments are also made throughout the year to tenant and other receivables and the related cost recovery income based upon the Company’s best estimate of the final amounts to be billed and collected.  In addition, the Company also provides an allowance for future credit losses in connection with the deferred straight-line rent receivable.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts.  The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things.  Management’s estimates of the required allowance is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties.  Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs.  The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs.  Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items.  In addition, the Company also provides an allowance for future credit losses in connection with the deferred straight-line rent receivable.

Real Estate

Real Estate Investments

Land, buildings, property improvements, furniture/fixtures and tenant improvements are recorded at cost.  Expenditures for maintenance and repairs are charged to operations as incurred.  Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases).  Acquired lease intangible assets include above-market leases and acquired in-place leases, and acquired lease intangible liabilities represent below-market leases, in the accompanying consolidated balance sheet.  The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets.  In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand.  Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods.  The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases.  The value of below-market rental lease renewal options is deferred until such time as the renewal option is exercised and subsequently amortized over the corresponding renewal period.  The value of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancellable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value.  The Company will record a liability in situations where any part of the cash consideration is deferred.  The amounts payable in the future are discounted to their present value.  The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value.  Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2013.

The Company reviews its investments in unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company’s investment in an unconsolidated joint venture is dependent on a number of factors, including the performance of each investment and market conditions.  As of December 31, 2013, the Company has no unconsolidated joint ventures.

REIT Qualification Requirements

The Company has elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), and believes that it has been organized and has operated in a manner that will allow it to continue to qualify for taxation as a REIT under the Code.

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

Liquidity and Capital Resources of the Company

In this “Liquidity and Capital Resources of the Company” section and in the “Liquidity and Capital Resources of the Operating Partnership” section, the term “the Company” refers to Retail Opportunity Investments Corp. on an unconsolidated basis, excluding the Operating Partnership.

The Company’s business is operated primarily through the Operating Partnership, of which the Company is the parent company and which it consolidates for financial reporting purposes.  Because the Company operates on a consolidated basis with the Operating Partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.

The Company issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company.  The Company itself does not hold any indebtedness other than guarantees of indebtedness of the Operating Partnership, and its only material assets are its ownership of direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, the sole general partner of the Operating Partnership.  Therefore, the consolidated assets and liabilities and the consolidated revenues and expenses of the Company and the Operating Partnership are the same on their respective financial statements.  However, all debt is held directly or indirectly by the Operating Partnership.  The Company’s principal funding requirement is the payment of dividends on its common stock.  The Company’s principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.

As the parent company of the Operating Partnership, the Company, indirectly, has the full, exclusive and complete responsibility for the Operating Partnership’s day-to-day management and control.  The Company causes the Operating Partnership to distribute such portion of its available cash as the Company may in its discretion determine, in the manner provided in the Operating Partnership’s partnership agreement.

The Company is a well-known seasoned issuer with an effective shelf registration statement filed in June 2013 that allows the Company to register unspecified various classes of debt and equity securities.  As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing.  Any proceeds from such equity issuances would be contributed to the Operating Partnership. The Operating Partnership may use the proceeds to acquire additional properties, pay down debt, and for general working capital purposes.

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

During the year ended December 31, 2013, the Company’s primary source of cash was proceeds from the exercise of warrants.  As of December 31, 2013, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

During the year ended December 31, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement (“sales agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock, par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an “at the market” equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the year ended December 31, 2013, the Company did not sell any shares under the sales agreement.

For the year ended December 31, 2013, dividends paid to stockholders totaled approximately $42.5 million.  On a consolidated basis, cash flows from operations for the same period totaled approximately $37.8 million.  The deficiency of $4.7 million was funded through a borrowing by the Operating Partnership under the credit facility.  For the year ended December 31, 2012, dividends paid to stockholders totaled approximately $27.1 million.  On a consolidated basis, cash flows from operations for the same period totaled approximately $24.7 million.  The deficiency of $2.4 million was funded through a borrowing by the Operating Partnership under the credit facility.  In the future, it is expected that the cash flows from stabilized properties will be sufficient to cover the dividends paid to stockholders.

Potential future sources of capital include debt and equity issuances, and if the value of its common stock continues to exceed the exercise price of its warrants, proceeds from the exercise of warrants from time to time.

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

During year ended December 31, 2013, the Operating Partnership’s primary sources of cash were (i) proceeds from the issuance of senior unsecured debt, (ii) proceeds from bank borrowings, (iii) proceeds from warrant exercises that were contributed to the Operating Partnership, and (iv) cash flow from operations.  As of December 31, 2013, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

The Operating Partnership has a revolving credit facility with several banks. Previously, the credit facility provided for borrowings of up to $200.0 million.  Effective September 26, 2013, the Company entered into a third amendment to the amended and restated credit agreement pursuant to which the borrowing capacity was increased to $350.0 million.  Additionally, the credit facility contains an accordion feature, which was amended to allow the Operating Partnership to increase the facility amount up to an aggregate of $700.0 million subject to lender consents and other conditions.  The maturity date of the credit facility has been extended by one year to August 29, 2017, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

The Operating Partnership has a term loan agreement with several banks. The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The maturity date of the term loan is August 29, 2017. The agreements contain customary representations, financial and other covenants.  The Operating Partnership’s ability to borrow under the credit facility is subject to its compliance with financial covenants and other restrictions.  The Operating Partnership was in compliance with such covenants at December 31, 2013.  As of December 31, 2013, $200.0 million and $56.9 million were outstanding under the term loan and credit facility, respectively.  The average interest rates on the term loan and credit facility during the year ended December 31, 2013 were 1.6% and 1.5%, respectively.  The Company had $293.1 million available to borrow under the credit facility at December 31, 2013. The Company had no available borrowings under the term loan.  The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013.  Prior to receiving such investment grade ratings, borrowings under the credit facility and term loan agreements accrued interest on the outstanding principal amount at a rate equal to an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

Since receiving the investment grade credit ratings from the two ratings agencies, borrowings under the loan agreements accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of ROIC, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  In addition, prior to receipt of such credit ratings, the Operating Partnership was obligated to pay an unused fee of (a) 0.35% of the undrawn balance if the total outstanding principal amount was less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount was greater than or equal to 50% of the aggregate commitments, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the agreements.  Since receipt of the ratings, the Operating Partnership has been obligated to pay a facility fee at a rate based on the credit rating level of ROIC, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the loan agreements.

In December 2013, the Operating Partnership issued $250.0 million aggregate principal amount of 5.000% unsecured senior notes which were fully and unconditionally guaranteed by the Company.

In February 2013, the Operating Partnership assumed an existing mortgage loan with an outstanding principal balance of approximately $8.9 million as part of the acquisition of Bernardo Heights Plaza. Additionally, in September 2013, the Operating Partnership assumed an existing mortgage loan with an outstanding principal balance of approximately $49.6 million in connection with the acquisition of the remaining interests in the Crossroads Shopping Center. On September 3, 2013 and November 1, 2013, the Company repaid the outstanding principal balances on the Gateway Village I and Gateway Village II mortgage notes payable, totaling $13.4 million, without penalty, in accordance with the prepayment provisions of the notes.

While the Operating Partnership generally intends to hold its assets as long term investments, certain of its investments may be sold in order to manage the Operating Partnership’s interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	For the year ended
	December 31, 2013	December 31, 2012	December 31, 2011

Net Cash Provided by (Used in):
Operating activities	$37,752,465	$24,720,566	$17,286,197
Investing activities	$(344,977,110)	$(261,574,478)	$(225,154,948)
Financing activities	$310,452,112	$207,228,554	$157,449,929

Net Cash Flows from:

Operating Activities

Increase in cash flows provided by operating activities from 2012 to 2013:

Net cash flows provided by operating activities amounted to $37.8 million during the year ended December 31, 2013, compared to $24.7 million during the year ended December 31, 2012. During the year ended December 31, 2013, cash flows provided by operating activities increased by approximately $13.0 million primarily due to an increase in property operating income of approximately $25.7 million, offset by an increase in interest expense of approximately $4.5 million due to higher borrowing amounts in 2013 as compared to 2012, and the cash settlement of two of the Company’s interest rate swaps in 2013 for approximately $8.7 million.

Increase in cash flows provided by operating activities from 2011 to 2012:

Net cash flows provided by operating activities amounted to $24.7 million during the year ended December 31, 2012, as compared to $17.3 million during the year ended December 31, 2011.  During the year ended December 31, 2012, cash flows provided by operating activities increased by approximately $7.4 million primarily due to an increase in property operating income of approximately $17.5 million. This was partially offset by an increase in interest expense of approximately $5.2 million during 2012 as compared to 2011 due to higher borrowing amounts in 2012 as compared to 2011, and an increase in general and administrative expenses of $3.3 million, primarily as a result of expenses incurred related to severance costs and the cost for moving the Company’s corporate headquarters from White Plains, New York to San Diego, California, for which there were no comparable expenses in the prior year.

Investing Activities

Increase in cash flows used in investing activities from 2012 to 2013:

Net cash flows used by investing activities amounted to $345.0 million during the year ended December 31, 2013, compared to $261.6 million during the year ended December 31, 2012.  During the year ended December 31, 2013, cash flows used in investing activities increased approximately $83.4 million, primarily due to the increase in investments in real estate and acquisitions of entities of approximately $76.9 million, and an increase in improvements to properties of approximately $7.7 million, offset by proceeds from the sale of real estate of approximately $5.6 million.  Additionally, in 2012, the Company recorded approximately $8.7 million for the return of capital from unconsolidated joint ventures, for which there was no activity recorded in the current year.

Increase in cash flows used in investing activities from 2011 to 2012:

Net cash flows used by investing activities amounted to $261.6 million during the year ended December 31, 2012, compared to $225.2 million during the year ended December 31, 2011. During the year ended December 31, 2012, cash flows used in investing activities increased approximately $36.4 million, primarily due to the increase in investments in real estate, net of investments in mortgage notes receivables of approximately $38.9 million, and a decrease in the return of capital from unconsolidated joint ventures of approximately $9.4 million.  This increase was offset by a decrease in investments from unconsolidated joint ventures of approximately $18.9 million due to the consolidation of several joint ventures during 2012.

Financing Activities

Increase in cash flows provided by financing activities from 2012 to 2013:

Net cash flows provided by financing activities amounted to $310.5 million during the year ended December 31, 2013, compared to $207.2 million during the year ended December 31, 2012.  During the year ended December 31, 2013, cash flows provided by financing activities increased approximately $103.2 million, primarily due to the receipt of $226.5 million of proceeds from the exercise of warrants, and proceeds of approximately $245.8 million from the issuance of senior unsecured bonds.  These increases were offset by an increase in net payments on the credit facility of approximately $271.1 million, payments made to acquire warrants of approximately $32.8 million, an increase in dividends paid to shareholders of approximately $15.5 million, a $7.0 million increase in the principal repayment on mortgages due to the principal repayments on two mortgage notes, and approximately $37.8 million in proceeds received during 2012 related to the sale of common stock under the ATM program, for which no activity occurred during 2013.

Increase in cash flows provided by financing activities from 2011 to 2012:

Net cash flows provided by financing activities amounted to $207.2 million during the year ended December 31, 2012, compared to $157.4 million during the year ended December 31, 2011. During the year ended December 31, 2012, cash flows provided by financing activities increased approximately $49.8 million, primarily due to an increase in net proceeds of approximately $99.0 million from borrowings under the term loan/credit facilities and a $4.4 million decrease in the principal repayment on mortgages.  These increases were offset by a decrease of approximately $44.8 million in proceeds received related to the sale of common stock under the ATM program and an increase in dividends paid to shareholders of approximately $10.7 million.

Contractual Obligations

The following table presents the Company’s operating lease obligations and the principal and interest amounts of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding, at December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$10,002,644	$77,267,004	$7,582,838	$8,460,412	$10,136,577	$—	$113,449,475
Mortgage Notes Payable Interest	6,683,686	4,427,961	1,317,579	910,889	104,635	—	13,444,750
Term loan(2)	—	—	—	200,000,000	—	—	200,000,000
Credit facility (2)	—	—	—	56,950,000	—	—	56,950,000
Senior Notes Due 2023 (3)	12,500,000	12,500,000	12,500,000	12,500,000	12,500,000	312,500,000	375,000,000
Operating lease obligations	821,365	825,279	893,333	961,508	965,786	29,048,612	33,515,883
Total	$30,007,695	$95,020,244	$22,293,750	$279,782,809	$23,706,998	$341,548,612	$792,360,108

__________________

(1)	Does not include unamortized mortgage premium of $5.5 million as of December 31, 2013.

(2)
For the purpose of the above table, the Company has assumed that borrowings under the loan agreements accrue interest at the average interest rate on the term loan and credit facility during the year ended December 31, 2013 which was 1.6% and 1.5%, respectively.  Borrowings under the term loan and credit facility bear interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(3)	Represents both principal and interest.

The Company has committed approximately $2.9 million and $612,000 in tenant improvements and leasing commissions, respectively, for the new leases and renewals that occurred during the year ended December 31, 2013.  As of December 31, 2013, the Company did not have any capital lease obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

The Company had an investment in an unconsolidated joint venture which was an off-balance sheet investment.  This unconsolidated joint venture was accounted for under the equity method of accounting as the Company had the ability to exercise significant influence, but did not control the operating and financial decisions of this investment.  The Company’s off-balance sheet arrangements are more fully discussed in Note 2, “Real Estate Investments,” in the accompanying consolidated financial statements.  As of December 31, 2013, the Company no longer has any off-balance sheet arrangements.

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

The Operating Partnership has a revolving credit facility with several banks. Previously, the credit facility provided for borrowings of up to $200.0 million.  Effective September 26, 2013, the Company entered into a third amendment to the amended and restated credit agreement pursuant to which the borrowing capacity was increased to $350.0 million.  Additionally, the credit facility contains an accordion feature, which was amended to allow the Operating Partnership to increase the facility amount up to an aggregate of $700.0 million subject to lender consents and other conditions.  The maturity date of the credit facility has been extended to August 29, 2017, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

Additionally, in December 2013, the Operating Partnership issued $250.0 million aggregate principal amount of 5.000% unsecured senior notes which were fully and unconditionally guaranteed by the Company.

The Company may borrow on a non-recourse basis or at the corporate level or Operating Partnership level.  Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is secured only by specific assets without recourse to other assets of the borrower or any of its subsidiaries.  Even with non-recourse indebtedness, however, a borrower or its subsidiaries will likely be required to guarantee against certain breaches of representations and warranties such as those relating to the absence of fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentations.  Because non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only proceed against the asset securing the debt.  This may protect the Company’s other assets.

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

The Company plans to finance future acquisitions through a combination of cash, borrowings under its credit facilities, the assumption of existing mortgage debt, the issuance of OP Units, and equity and debt offerings.  In addition, the Company may acquire retail properties indirectly through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

Distributions

The Operating Partnership and ROIC intend to make regular quarterly distributions to holders of their OP Units and common stock, respectively.  The Operating Partnership pays distributions to ROIC directly as a holder of units of the Operating Partnership, and indirectly to ROIC through distributions to Retail Opportunity Investments GP, LLC, a wholly owned subsidiary of ROIC.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  ROIC intends to pay regular quarterly dividends to its stockholders in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  If ROIC’s cash available for distribution is less than its net taxable income, ROIC could be required to sell assets or borrow funds to make cash distributions or the Company may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

As of December 31, 2013, the Company had $256.9 million of variable rate debt outstanding.  As of December 31, 2013, the Company has primarily used fixed-rate debt and forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 12, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company previously entered into five interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  During the year ended December 31, 2013, the Company settled two of its interest rate swaps in accordance with their settlement dates, and accordingly, have three remaining interest rate swaps as of December 31, 2013.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of December 31, 2013, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	December 31, 2013 Value	Increase 50 basis points	Increase 100 basis points
$25,000,000	(3,871,657)	(2,949,159)	(2,042,486)	(1,165,214)	(320,654)
$25,000,000	(1,715,359)	(1,090,172)	(486,338)	134,957	738,525
$25,000,000	(76,736)	967,239	1,949,707	2,918,511	3,841,179

See Note 12 of the accompanying consolidated financial statements for a discussion on how the Company values derivative financial instruments.  The Company calculates the value of its interest rate swaps based upon the present value of the future cash flows expected to be paid and received on each leg of the swap.  The cash flows on the fixed leg of the swap are agreed to at inception and the cash flows on the floating leg of a swap change over time as interest rates change.  To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve which is constructed using LIBOR fixings, Eurodollar futures, and swap rates, which are observable in the market.  Both the fixed and floating legs’ cash flows are discounted at market discount factors.  For purposes of adjusting its derivative valuations, the Company incorporates the nonperformance risk for both itself and its counterparties to these contracts based upon management’s estimates of credit spreads, credit default swap spreads (if available) or Moody’s KMV ratings in order to derive a curve that considers the term structure of credit.

As a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010, ROIC’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  The Company will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make real estate-related debt investments.  The Company’s interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, the Company expects to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  In addition, the Company uses derivative financial instruments to manage interest rate risk.  The Company will not use derivatives for trading or speculative purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors.  Currently, the Company uses three interest rate swaps to manage its interest rate risk.  See Note 12 of the accompanying consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 of Part II is incorporated by reference to Item 15 of Part IV commencing on page 44 to this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures (Retail Opportunity Investments Corp.)

ROIC maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, ROIC's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ROIC's Chief Executive Officer and Chief Financial Officer, based on their evaluation of ROIC's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, ROIC's disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to ROIC that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the year ended December 31, 2013, there was no change in ROIC's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC's internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures (Retail Opportunity Investments Partnership, LP)

The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, the Operating Partnership's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, the Operating Partnership's disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Operating Partnership that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the year ended December 31, 2013, there was no change in the Operating Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Corp.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of ROIC’s management, including the Chief Executive Officer and Chief Financial Officer, ROIC conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 54 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Partnership, LP)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of ROIC, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in ROIC’s or the Operating Partnership’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during its most recent quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2013.

Item 11.  Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2013.

Item 14.  Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2013.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

Reference is made to the “Index To Consolidated Financial Statements and Financial Statement Schedules” on page 52 of this Annual Report on Form 10-K and the consolidated financial statements included herein, beginning on page 56.

(a)(3) Exhibits

2.1	Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor(1)

3.1	Articles of Amendment and Restatement(1)

3.2	Bylaws(1)

3.3
Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP dated as of September 27, 2013 among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto(2)

4.1	Specimen Unit Certificate(3)

4.2	Specimen Common Stock Certificate(3)

4.3	Specimen Warrant Certificate(3)

4.4	Letter Agreement, dated December 11, 2012, between Opportunity Investments Corp. and Computershare Trust Company, NA.(4)

4.5	Form of Indenture between Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Wells Fargo Bank, National Association(12)

4.6	Form of Indenture between Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and Wells Fargo Bank, National Association(12)

4.7	Debt Security of Retail Opportunity Investments Partnership, LP, guaranteed by Retail Opportunity Investments Corp.

10.1	Employment Agreement, by and between NRDC Acquisition Corp. and Stuart Tanz, dated as of October 20, 2009(2)

10.2	2009 Equity Incentive Plan(7)

10.3	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan(3)

10.4	Form of Option Award Agreement under 2009 Equity Incentive Plan(3)

10.5	Employment Agreement, by and between Retail Opportunity Investments Corp. and Richard K. Schoebel, dated as of December 9, 2009(4)

10.6	Restricted Stock Award Agreement, by and between Retail Opportunity Investments Corp. and Richard K. Schoebel, dated as of December 9, 2009(4)

10.7	Option Award Agreement, by and between Retail Opportunity Investments Corp. and Richard K. Schoebel, dated as of December 9, 2009(4)

10.8
ATM Equity OfferingSM Sales Agreement dated June 23, 2011 by and among Merrill Lynch, Pierce, Fenner & Smith Incorporated, Retail Opportunity Investments Partnership, LP and Retail Opportunity Investments Corp.(5)

10.9	Letter Agreement, between Retail Opportunity Investments Corp. and Richard A. Baker, dated April 2, 2012(8)

10.10
First Amended and Restatement Credit Agreement, dated as of August 29, 2012, among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto(9)

10.11
First Amended and Restated Term Loan Agreement, dated as of August 29, 2012, among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto(9)

10.12	Employment Contract, between Retail Opportunity Investments Corp. and Michael B. Haines, dated November 19, 2012(10)

10.13	Letter Agreement, between Retail Opportunity Investments Corp. and Laurie Sneve dated October 24, 2012(11)

10.14
Third Amendment to the Amended and Restated Credit Agreement among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent and the other lenders party thereto, dated September 26, 2013(2)

10.15
Third Amendment to the Amended and Restated Term Loan among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, and the other lenders party thereto, dated September 26, 2013(2)

10.16	Contribution Agreement among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the sellers identified therein(2)

10.17	Contribution Agreement among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the sellers identified therein(2)

10.18	Tax Protection Agreement among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein(2)

10.19	Tax Protection Agreement among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein(2)

10.20	Registration Rights Agreement among Retail Opportunity Investments Corp. and the holders named therein(2)

10.21	Registration Rights Agreement among Retail Opportunity Investments Corp. and the holders named therein(2)

21.1	List of Subsidiaries of Retail Opportunity Investments Corp.

23.1	Consent of Ernst & Young LLP for Retail Opportunity Investments Corp.

23.2	Consent of Ernst & Young LLP for Retail Opportunity Investments Partnership, LP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of Retail Opportunity Investments Corp.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of Retail Opportunity Investments Partnership, LP

31.3	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of Retail Opportunity Investments Corp.

31.4	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications pursuant to Section 1350

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema

101 CAL	XBRL Taxonomy Extension Calculation Database

101 DEF	Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase
________________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 2, 2011
(2)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013
(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 26, 2009.
(4)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 12, 2010.
(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 23, 2011.
(6)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 12, 2010.
(7)	Incorporated by reference to the Company’s Post-Effective Amendment No. 1 to the Company’s registration statement on Form S-8 filed on June 3, 2011 (File No. 333-170692).
(8)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 5, 2012
(9)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 5, 2012
(10)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 30, 2012
(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on January 2, 2013
(12)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 9, 2013
(13)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 2, 2011
(14)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: February 25, 2014	By: /s/ Stuart A. Tanz
Stuart A. Tanz
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stuart A. Tanz and Michael B. Haines, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25, 2014	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 25, 2014	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 25, 2014	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 25, 2014	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 25, 2014	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 25, 2014	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 25, 2014	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 25, 2014	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 25, 2014	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 25, 2014	/s/ Eric S. Zorn
Eric S. Zorn
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner Registrant
Date: February 25, 2014	By: /s/ Stuart A. Tanz
Stuart A. Tanz
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stuart A. Tanz and Michael B. Haines, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 25, 2014	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 25, 2014	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 25, 2014	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 25, 2014	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 25, 2014	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 25, 2014	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 25, 2014	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 25, 2014	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 25, 2014	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 25, 2014	/s/ Eric S. Zorn
Eric S. Zorn
Director

Retail Opportunity Investments Corp. and Retail Opportunity Investments Partnership, LP

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Retail Opportunity Investments Corp.

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Opportunity Investments Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Retail Opportunity Investments Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Retail Opportunity Investments Corp.

We have audited Retail Opportunity Investments Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria).  Retail Opportunity Investments Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Retail Opportunity Investments Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Retail Opportunity Investments Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013 of Retail Opportunity Investments Corp. and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Retail Opportunity Investments Partnership, LP

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Partnership, LP (the “Operating Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), Partners’ capital, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and schedules are the responsibility of the Operating Partnership’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Opportunity Investments Partnership, LP at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
New York, New York
February 25, 2014

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Real Estate Investments:
Land	$458,252,028	$283,445,257
Building and improvements	914,181,620	588,248,338
	1,372,433,648	871,693,595
Less: accumulated depreciation	57,499,980	32,364,772
	1,314,933,668	839,328,823
Mortgage note receivable	—	10,000,000
Investment in and advances to unconsolidated joint venture	—	15,295,223
Real Estate Investments, net	1,314,933,668	864,624,046
Cash and cash equivalents	7,919,697	4,692,230
Restricted cash	1,298,666	1,700,692
Tenant and other receivables, net	20,389,068	12,455,190
Deposits	775,000	2,000,000
Acquired lease intangible assets, net of accumulated amortization	55,887,471	41,230,616
Prepaid expenses	1,371,296	1,245,778
Deferred charges, net of accumulated amortization	33,121,980	21,623,474
Other	3,392,997	1,339,501
Total assets	$1,439,089,843	$950,911,527

LIABILITIES AND EQUITY
Liabilities:
Term loan	$200,000,000	$200,000,000
Credit facility	56,950,000	119,000,000
Senior Notes Due 2023	245,845,320	—
Mortgage notes payable	118,903,258	72,689,842
Acquired lease intangible liabilities, net of accumulated amortization	85,283,882	57,371,803
Accounts payable and accrued expenses	13,349,068	6,468,580
Tenants’ security deposits	3,422,910	2,336,680
Other liabilities	9,925,339	26,502,551
Total liabilities	733,679,777	484,369,456

Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 72,445,767 and 52,596,754 shares issued and outstanding at December 31, 2013 and 2012, respectively	7,238	5,260
Additional paid-in-capital	732,701,858	523,540,268
Dividends in excess of earnings	(47,616,570)	(38,851,234)
Accumulated other comprehensive loss	(8,969,137)	(18,154,612)
Total Retail Opportunity Investments Corp. stockholders' equity	676,123,389	466,539,682
Non-controlling interests	29,286,677	2,389
Total equity	705,410,066	466,542,071
Total liabilities and equity	$1,439,089,843	$950,911,527

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2013	2012	2011
Revenues
Base rents	$86,194,511	$59,218,635	$39,581,142
Recoveries from tenants	22,497,745	13,483,825	9,789,903
Mortgage interest income	623,793	1,106,089	1,908,655
Other income	1,915,982	1,287,138	457,812
Total revenues	111,232,031	75,095,687	51,737,512

Operating expenses
Property operating	19,749,972	12,779,758	8,403,771
Property taxes	11,246,967	7,281,213	5,022,544
Depreciation and amortization	40,397,895	29,074,709	21,264,172
General and administrative expenses	10,058,669	12,734,254	9,390,091
Acquisition transaction costs	1,688,521	1,347,611	2,290,838
Other expenses	314,833	324,354	411,142
Total operating expenses	83,456,857	63,541,899	46,782,558

Operating income	27,775,174	11,553,788	4,954,954
Non-operating income (expenses)
Interest expense and other finance expenses	(15,854,978)	(11,379,857)	(6,225,084)
Gain on consolidation of joint venture	20,381,849	2,144,696	—
Gain on bargain purchase	—	3,864,145	9,449,059
Equity in earnings from unconsolidated joint ventures	2,389,937	1,697,980	1,458,249
Interest income	—	11,861	19,143
Income from continuing operations	34,691,982	7,892,613	9,656,321
Loss from discontinued operations	(713,529)	—	—
Net income	33,978,453	7,892,613	9,656,321
Net income attributable to non-controlling interest	(164,892)	—	—
Net Income Attributable to Retail Opportunity Investments Corp.	$33,813,561	$7,892,613	$9,656,321

Net income per share - basic:
Income from continuing operations	$0.51	$0.15	$0.23
Loss from discontinued operations	(0.01)	—	—
Net income per share	$0.50	$0.15	$0.23

Net income per share - diluted:
Income from continuing operations	$0.49	$0.15	$0.23
Loss from discontinued operations	(0.01)	—	—
Net income per share	$0.48	$0.15	$0.23

Dividends per common share	$0.60	$0.53	$0.39

Comprehensive income (loss):
Net income.	$33,978,453	$7,892,613	$9,656,321
Other comprehensive (loss) income
Unrealized gain (loss) on swap derivative
Unrealized swap derivative gain (loss) arising during the period	4,564,248	(7,859,264)	(14,657,235)
Reclassification adjustment for amortization of interest expense included in net income	4,621,227	3,799,482	1,080,323
Other comprehensive gain (loss)	9,185,475	(4,059,782)	(13,576,912)
Comprehensive income (loss)	43,163,928	3,832,831	(3,920,591)
Comprehensive income attributable to non-controlling interests	(164,892)	—	—
Comprehensive income (loss) attributable to Retail Opportunity Investments Corp	$42,999,036	$3,832,831	$(3,920,591)

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non- controlling interests	Equity
Balance at December 31, 2010	41,638,100	$4,164	$403,915,775	$(12,880,840)	$(517,918)	$2,389	$390,523,570
Shares issued under the 2009 Plan	151,135	15	—	—	—	—	15
Repurchase of common stock	(20,297)	(2)	(235,544)	—	—	—	(235,546)
Stock based compensation expense	—	—	2,185,922	—	—	—	2,185,922
Proceeds from the sale of stock	7,606,800	761	82,599,749	—	—	—	82,600,510
Registration expenditures	—	—	(4,271,468)	—	—	—	(4,271,468)
Cash dividends ($.39 per share)	—	—	—	(16,349,970)	—	—	(16,349,970)
Dividends payable to officers	—	—	—	(43,388)	—	—	(43,388)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	9,656,321	—	—	9,656,321
Other comprehensive loss	—	—	—	—	(13,576,912)	—	(13,576,912)
Balance at December 31, 2011	49,375,738	4,938	484,194,434	(19,617,877)	(14,094,830)	2,389	450,489,054
Shares issued under the 2009 Plan	224,067	22	—	—	—	—	22
Repurchase of common stock	(55,496)	(6)	(708,170)	—	—	—	(708,176)
Stock based compensation expense	—	—	3,393,439	—	—	—	3,393,439
Proceeds from the sale of stock	3,051,445	306	37,811,352	—	—	—	37,811,658
Registration expenditures	—	—	(1,162,787)	—	—	—	(1,162,787)
Proceeds from the exercise of warrants	1,000	—	12,000	—	—	—	12,000
Cash dividends ($.53 per share)	—	—	—	(27,057,495)	—	—	(27,057,495)
Dividends payable to officers	—	—	—	(68,475)	—		(68,475)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	7,892,613	—	—	7,892,613
Other comprehensive loss	—	—	—	—	(4,059,782)	—	(4,059,782)
Balance at December 31, 2012	52,596,754	5,260	523,540,268	(38,851,234)	(18,154,612)	2,389	466,542,071
Shares issued under the 2009 Plan	313,364	31	(31)	—	—	—	—
Repurchase of common stock	(30,333)	(3)	(406,539)	—	—	—	(406,542)
Retirement of options	—	—	(274,830)	—	—	—	(274,830)
Stock based compensation expense	—	—	2,856,391	—	—	—	2,856,391
Proceeds from the exercise of warrants	18,877,482	1,882	226,527,896	—	—	—	226,529,778
Exercise of Sponsor warrants	688,500	68	(68)	—	—	—	—
Buyback of warrants	—	—	(32,785,921)	—	—	—	(32,785,921)
Issuance of OP Units to non-controlling interests	—	—	—	—	—	45,372,731	45,372,731
Distributions to non-controlling interests	—	—	—	—	—	(747,230)	(747,230)
Cash redemption for non-controlling interests	—	—	—	—	—	(2,189,779)	(2,189,779)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	13,313,937			(13,313,937)	—
Purchase of non-controlling interests	—	—	—	—	—	(2,389)	(2,389)
Registration expenditures	—	—	(69,245)	—	—	—	(69,245)
Cash dividends ($.60 per share)	—	—	—	(42,468,897)	—	—	(42,468,897)
Dividends payable to officers	—	—	—	(110,000)	—	—	(110,000)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	33,813,561	—	—	33,813,561
Net income attributable to non-controlling interests				—	—	164,892	164,892
Other comprehensive gain	—	—	—	—	9,185,475	—	9,185,475
Balance at December 31, 2013	72,445,767	$7,238	$732,701,858	$(47,616,570)	$(8,969,137)	$29,286,677	$705,410,066

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,978,453	$7,892,613	$9,656,321
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,397,895	29,074,709	21,264,172
Amortization of deferred financing costs and mortgage premiums, net	(144,313)	494,843	156,575
Gain on consolidation of joint venture	(20,381,849)	(2,144,696)	—
Gain on bargain purchase	—	(3,864,145)	(9,449,059)
Straight-line rent adjustment	(3,733,913)	(3,040,510)	(2,733,939)
Amortization of above and below market rent	(4,444,117)	(3,659,011)	(3,165,657)
Amortization relating to stock based compensation	2,856,391	3,393,439	2,185,922
Provisions for tenant credit losses	1,621,940	1,160,568	1,146,224
Equity in earnings from unconsolidated joint ventures	(2,389,937)	(1,697,980)	(1,458,249)
Loss on sale of discontinued operations	713,529	—	—
Settlement of interest rate swap agreements	(8,750,000)	—	—
Distribution of cumulative earnings from unconsolidated joint ventures	—	686,017	1,513,090
Other	792,244	—	—
Change in operating assets and liabilities
Restricted cash	74,083	(225,245)	(159,452)
Tenant and other receivables	(4,820,044)	(3,679,442)	(3,252,211)
Prepaid expenses	(104,814)	(573,099)	125,976
Accounts payable and accrued expenses	2,942,797	(1,912,490)	1,729,609
Other assets and liabilities, net	(855,880)	2,814,995	(273,125)
Net cash provided by operating activities	37,752,465	24,720,566	17,286,197

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(289,399,034)	(255,851,952)	(206,999,678)
Acquisition of entities	(43,378,106)	—	—
Proceeds from sale of real estate and land	5,607,612	—	159,973
Investments in mortgage notes receivables	(294,000)	—	(10,000,000)
Investments in unconsolidated joint ventures	—	(735,000)	(19,663,218)
Return of capital from unconsolidated joint ventures	—	8,661,211	18,095,218
Improvements to properties	(19,066,525)	(11,404,098)	(8,014,148)
Deposits on real estate acquisitions, net	1,225,000	(2,000,000)	(500,000)
Construction escrows and other	327,943	(244,639)	1,766,905
Net cash used in investing activities	(344,977,110)	(261,574,478)	(225,154,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(14,902,386)	(7,874,618)	(12,276,948)
Proceeds from draws on term loan/credit facility	342,950,000	209,000,000	140,110,258
Payments on credit facility	(405,000,000)	—	(30,110,258)
Proceeds from issuance of Notes Due 2023	245,825,000	—	—
Payment of contingent consideration	(1,864,370)	—	—
Proceeds from exercise of warrants	226,529,778	12,000	—
Payments to acquire warrants	(32,785,921)	—	—
Proceeds from the sale of stock	—	37,811,658	82,600,510
Purchase of Non-controlling interest	(2,389)	—	—
Redemption of Operating Partnership Units	(2,189,779)	—	—
Distributions to Operating Partnership	(747,230)	—	—
Deferred financing and other costs	(4,097,377)	(2,792,050)	(2,481,663)
Registration expenditures	(69,245)	(1,162,787)	(3,806,469)
Dividends paid to common shareholders	(42,512,597)	(27,057,495)	(16,349,970)
Repurchase of common stock	(406,542)	(708,176)	(235,546)
Common shares issued under the 2009 Plan	—	22	15
Retirement of options	(274,830)	—	—
Net cash provided by financing activities	310,452,112	207,228,554	157,449,929
Net increase (decrease) in cash and cash equivalents	3,227,467	(29,625,358)	(50,418,822)
Cash and cash equivalents at beginning of period	4,692,230	34,317,588	84,736,410
Cash and cash equivalents at end of period	$7,919,697	$4,692,230	$34,317,588

Supplemental disclosure of cash activities:
Cash paid for federal and state income taxes	$241,603	$310,406	$85,075
Interest paid	$14,579,450	$10,910,587	$5,961,651

Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions of entities	$45,372,731	$—	$—
Assumed mortgage at fair value	$62,749,675	$19,668,352	$29,912,371
Intangible lease liabilities	$35,383,751	$16,280,503	$30,684,243
Transfer of equity investment in property to real estate investment	$15,990,769	$4,008,350	$—
Interest rate swap asset	$1,948,243	$—	$—
Interest rate swap liabilities	$6,733,812	$4,156,096	$13,338,502
Accrued real estate improvement costs	$591,671	$837,312	$252,189

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Real Estate Investments:
Land	$458,252,028	$283,445,257
Building and improvements	914,181,620	588,248,338
	1,372,433,648	871,693,595
Less: accumulated depreciation	57,499,980	32,364,772
	1,314,933,668	839,328,823
Mortgage note receivable	—	10,000,000
Investment in and advances to unconsolidated joint venture	—	15,295,223
Real Estate Investments, net	1,314,933,668	864,624,046
Cash and cash equivalents	7,919,697	4,692,230
Restricted cash	1,298,666	1,700,692
Tenant and other receivables, net	20,389,068	12,455,190
Deposits	775,000	2,000,000
Acquired lease intangible assets, net of accumulated amortization	55,887,471	41,230,616
Prepaid expenses	1,371,296	1,245,778
Deferred charges, net of accumulated amortization	33,121,980	21,623,474
Other	3,392,997	1,339,501
Total assets	$1,439,089,843	$950,911,527

LIABILITIES AND EQUITY
Liabilities:
Term loan	$200,000,000	$200,000,000
Credit facility	56,950,000	119,000,000
Senior Notes Due 2023	245,845,320	—
Mortgage notes payable	118,903,258	72,689,842
Acquired lease intangible liabilities, net of accumulated amortization	85,283,882	57,371,803
Accounts payable and accrued expenses	13,349,068	6,468,580
Tenants’ security deposits	3,422,910	2,336,680
Other liabilities	9,925,339	26,502,551
Total liabilities	733,679,777	484,369,456

Commitments and contingencies	—	—

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	685,092,526	484,694,294
Limited partners’ capital (consists of limited partnership interests held by third parties)	29,286,677	—
Accumulated other comprehensive loss	(8,969,137)	(18,154,612)
Total partners’ capital	705,410,066	466,539,682
Non-controlling interests	—	2,389
Total capital	705,410,066	466,542,071
Total liabilities and capital	$1,439,089,843	$950,911,527

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2013	2012	2011
Revenues
Base rents	$86,194,511	$59,218,635	$39,581,142
Recoveries from tenants	22,497,745	13,483,825	9,789,903
Mortgage interest income	623,793	1,106,089	1,908,655
Other income	1,915,982	1,287,138	457,812
Total revenues	111,232,031	75,095,687	51,737,512

Operating expenses
Property operating	19,749,972	12,779,758	8,403,771
Property taxes	11,246,967	7,281,213	5,022,544
Depreciation and amortization	40,397,895	29,074,709	21,264,172
General and administrative expenses	10,058,669	12,734,254	9,390,091
Acquisition transaction costs	1,688,521	1,347,611	2,290,838
Other expenses	314,833	324,354	411,142
Total operating expenses	83,456,857	63,541,899	46,782,558

Operating income	27,775,174	11,553,788	4,954,954
Non-operating income (expenses)
Interest expense and other finance expenses	(15,854,978)	(11,379,857)	(6,225,084)
Gain on consolidation of joint venture	20,381,849	2,144,696	—
Gain on bargain purchase	—	3,864,145	9,449,059
Equity in earnings from unconsolidated joint ventures	2,389,937	1,697,980	1,458,249
Interest income	—	11,861	19,143
Income from continuing operations	34,691,982	7,892,613	9,656,321
Loss from discontinued operations	(713,529)	—	—
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$33,978,453	$7,892,613	$9,656,321

Net income per unit - basic:
Income from continuing operations	$0.51	$0.15	$0.23
Loss from discontinued operations	(0.01)	—	—
Net income per unit	$0.50	$0.15	$0.23

Net income per unit - diluted:
Income from continuing operations	$0.49	$0.15	$0.23
Loss from discontinued operations	(0.01)	—	—
Net income per unit	$0.48	$0.15	$0.23

Distributions per unit	$0.60	$0.53	$0.39

Comprehensive income (loss):
Net income attributable to Retail Opportunity Investments Partnership, LP.	$33,978,453	$7,892,613	$9,656,321
Other comprehensive gain (loss)
Unrealized gain (loss) on swap derivative
Unrealized swap derivative gain (loss) arising during the period	4,564,248	(7,859,264)	(14,657,235)
Reclassification adjustment for amortization of interest expense included in net income	4,621,227	3,799,482	1,080,323
Total other comprehensive gain (loss)	9,185,475	(4,059,782)	(13,576,912)
Comprehensive income (loss) attributable to Retail Opportunity Investments Partnership, LP	$43,163,928	$3,832,831	$(3,920,591)

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Non- controlling interests	Capital
Balance at December 31, 2010	—	$—	41,638,100	$391,039,099	$(517,918)	$2,389	$390,523,570
Distributions to ROIC	—	—	(20,297)	(20,900,372)	—	—	(20,900,372)
Contributions from ROIC	—	—	7,757,935	82,600,525	—	—	82,600,525
Stock based compensation expense	—	—	—	2,185,922	—	—	2,185,922
Net loss attributable to Retail Opportunity Investments Partnership, LP	—	—	—	9,656,321	—	—	9,656,321
Other comprehensive loss	—	—	—	—	(13,576,912)	—	(13,576,912)
Balance at December 31, 2011	—	—	49,375,738	464,581,495	(14,094,830)	2,389	450,489,054
Distributions to ROIC	—	—	(55,496)	(28,996,933)	—	—	(28,996,933)
Contributions from ROIC	—	—	3,276,512	37,823,680	—	—	37,823,680
Stock based compensation expense	—	—	—	3,393,439	—	—	3,393,439
Net loss attributable to Retail Opportunity Investments Partnership, LP	—	—	—	7,892,613	—	—	7,892,613
Other comprehensive loss	—	—	—	—	(4,059,782)	—	(4,059,782)
Balance at December 31, 2012	—	—	52,596,754	484,694,294	(18,154,612)	2,389	466,542,071
Distributions to ROIC	—	—	(30,333)	(76,115,435)	—	—	(76,115,435)
Contributions from ROIC	—	—	19,879,346	226,529,778	—	—	226,529,778
Stock based compensation expense	—	—	—	2,856,391	—	—	2,856,391
Limited Partner OP Units issued in connection with property acquisition	3,290,263	45,372,731	—	—	—	—	45,372,731
Redemption of OP Units for cash	(158,221)	(2,189,779)	—	—	—	—	(2,189,779)
Adjustment to non-controlling interests	—	(13,313,937)	—	13,313,937	—	—	—
Purchase of non-controlling interests	—	—	—	—	—	(2,389)	(2,389)
Limited Partner distributions	—	(747,230)	—	—	—	—	(747,230)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	164,892	—	33,813,561	—	—	33,978,453
Other comprehensive gain	—	—	—	—	9,185,475	—	9,185,475
Balance at December 31, 2013	3,132,042	$29,286,677	72,445,767	$685,092,526	$(8,969,137)	$—	$705,410,066

_____________________
(1)	Consists of limited partnership interests held by third parties.
(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,978,453	$7,892,613	$9,656,321
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,397,895	29,074,709	21,264,172
Amortization of deferred financing costs and mortgage premiums, net	(144,313)	494,843	156,575
Gain on consolidation of joint venture	(20,381,849)	(2,144,696)	—
Gain on bargain purchase	—	(3,864,145)	(9,449,059)
Straight-line rent adjustment	(3,733,913)	(3,040,510)	(2,733,939)
Amortization of above and below market rent	(4,444,117)	(3,659,011)	(3,165,657)
Amortization relating to stock based compensation	2,856,391	3,393,439	2,185,922
Provisions for tenant credit losses	1,621,940	1,160,568	1,146,224
Equity in earnings from unconsolidated joint ventures	(2,389,937)	(1,697,980)	(1,458,249)
Loss on sale of discontinued operations	713,529	—	—
Settlement of interest rate swap agreements	(8,750,000)	—	—
Distribution of cumulative earnings from unconsolidated joint ventures	—	686,017	1,513,090
Other	792,244	—	—
Change in operating assets and liabilities
Restricted cash	74,083	(225,245)	(159,452)
Tenant and other receivables	(4,820,044)	(3,679,442)	(3,252,211)
Prepaid expenses	(104,814)	(573,099)	125,976
Accounts payable and accrued expenses	2,942,797	(1,912,490)	1,729,609
Other assets and liabilities, net	(855,880)	2,814,995	(273,125)
Net cash provided by operating activities	37,752,465	24,720,566	17,286,197

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(289,399,034)	(255,851,952)	(206,999,678)
Acquisition of entities	(43,378,106)	—	—
Proceeds from sale of real estate and land	5,607,612	—	159,973
Investments in mortgage notes receivables	(294,000)	—	(10,000,000)
Investments in unconsolidated joint ventures	—	(735,000)	(19,663,218)
Return of capital from unconsolidated joint ventures	—	8,661,211	18,095,218
Improvements to properties	(19,066,525)	(11,404,098)	(8,014,148)
Deposits on real estate acquisitions, net	1,225,000	(2,000,000)	(500,000)
Construction escrows and other	327,943	(244,639)	1,766,905
Net cash used in investing activities	(344,977,110)	(261,574,478)	(225,154,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(14,902,386)	(7,874,618)	(12,276,948)
Proceeds from draws on term loan/credit facility	342,950,000	209,000,000	140,110,258
Payments on credit facility	(405,000,000)	—	(30,110,258)
Proceeds from issuance of Notes Due 2023	245,825,000	—	—
Payment of contingent consideration	(1,864,370)	—	—
Deferred financing and other costs	(4,097,377)	(2,792,050)	(2,481,663)
Distributions to ROIC	(76,049,135)	(28,928,458)	(20,391,985)
Contributions from ROIC	226,529,778	37,823,680	82,600,525
Purchase of Non-controlling interest	(2,389)	—	—
Redemption of Operating Partnership Units	(2,189,779)	—	—
Limited Partner distributions	(747,230)	—	—
Net cash provided by financing activities	310,452,112	207,228,554	157,449,929
Net increase (decrease) in cash and cash equivalents	3,227,467	(29,625,358)	(50,418,822)
Cash and cash equivalents at beginning of period	4,692,230	34,317,588	84,736,410
Cash and cash equivalents at end of period	$7,919,697	$4,692,230	$34,317,588

Supplemental disclosure of cash activities:
Cash paid for federal and state income taxes	$241,603	$310,406	$85,075
Interest paid	$14,579,450	$10,910,587	$5,961,651

Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions of entities	$45,372,731	$—	$—
Assumed mortgage at fair value	$62,749,675	$19,668,352	$29,912,371
Intangible lease liabilities	$35,383,751	$16,280,503	$30,684,243
Transfer of equity investment in property to real estate investment	$15,990,769	$4,008,350	$—
Interest rate swap asset	$1,948,243	$—	$—
Interest rate swap liabilities	$6,733,812	$4,156,096	$13,338,502
Accrued real estate improvement costs	$591,671	$837,312	$252,189

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization, Basis of Presentation and Summary of Significant Accounting Policies

Business

Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), is a fully integrated and self-managed real estate investment trust (“REIT”).  ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States anchored by supermarkets and drugstores.

ROIC is organized in a traditional umbrella partnership real estate investment trust (“UpREIT”) format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and ROIC conducts substantially all of its business through, its operating partnership subsidiary, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), together with its subsidiaries.  Unless otherwise indicated or unless the context requires otherwise, all references to the “Company”, “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership.

With the approval of its stockholders, ROIC reincorporated as a Maryland corporation on June 2, 2011.  ROIC began operations as a Delaware corporation, known as NRDC Acquisition Corp., which was incorporated on July 10, 2007, for the purpose of acquiring assets or operating businesses through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination with one or more assets or control of one or more operating businesses.  On October 20, 2009, ROIC’s stockholders and warrantholders approved each of the proposals presented at the special meetings of stockholders and warrantholders, respectively, in connection with the transactions contemplated by the Framework Agreement (the “Framework Agreement”) ROIC entered into on August 7, 2009 with NRDC Capital Management, LLC, which, among other things, sets forth the steps to be taken by ROIC to continue its business as a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010.

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with GAAP.  The consolidated financial statements include the accounts and those of its subsidiaries, which are wholly-owned or controlled by the Company.  Entities which the Company does not control through its voting interest and entities which are variable interest entities (“VIEs”), but where it is not the primary beneficiary, are accounted for under the equity method.  All significant intercompany balances and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables, the valuation of performance-based restricted stock, stock options and derivatives.  Actual results could differ from these estimates.

Federal Income Taxes

Commencing with the Company’s taxable year ended December 31, 2010, the Company elected to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the “Code”).  Under those sections, a REIT that, among other things, distributes at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.

Although it may qualify as a REIT for U.S. federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary (“TRS”) is fully subject to U.S. federal, state and local income taxes.  For all periods from inception through September 26, 2013 the Operating Partnership has been an entity disregarded from its sole owner, ROIC, for U.S. federal income tax purposes and as such has not been subject to federal income taxes.  Effective September 27, 2013, the Operating Partnership issued 3,290,263 OP Units in connection with the acquisitions of Crossroads Shopping Center and Five Points Plaza, which are described under Note 2 below.  Accordingly, the Operating Partnership ceased being a disregarded entity and instead is being treated as a partnership for federal income tax purposes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. The statute of limitations for tax years 2010 through and including 2012 are still open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.  During the year ended December 31, 2011, the IRS conducted an examination of the Company’s 2009 federal tax return.  During the year ended December 31, 2012 the Company reached a settlement with the IRS in which the Company paid to the IRS approximately $122,000.

ROIC intends to make regular quarterly distributions to holders of its common stock.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  ROIC intends to pay regular quarterly dividends to stockholders in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  Before ROIC pays any dividend, whether for U.S. federal income tax purposes or otherwise, it must first meet both its operating requirements and its debt service on debt.  If ROIC’s cash available for distribution is less than its net taxable income, it could be required to sell assets or borrow funds to make cash distributions or it may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the years ended December 31, 2013 and 2012, capitalized costs related to the improvements or replacement of real estate properties were approximately $19.2 million and $12.2 million, respectively.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases).  Acquired lease intangible assets include above-market leases and acquired in-place leases, and acquired leases intangible liabilities represent below-market leases, in the accompanying consolidated balance sheet.  The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets.  In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand.  Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.  Leasing commissions, legal and other related costs (“lease origination costs”) are classified as deferred charges in the accompanying consolidated balance sheet.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods.  The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases.  The value of below-market rental lease renewal options is deferred until such time as the renewal option is exercised and subsequently amortized over the corresponding renewal period.  The value of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancellable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value.  The Company will record a liability in situations where any part of the cash consideration is deferred.  The amounts payable in the future are discounted to their present value.  The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the years ended December 31, 2013, 2012 and 2011 of approximately $1.7 million, $1.3 million and $2.3 million, respectively.

Regarding certain of the Company’s 2013 property acquisitions (see Note 2), the fair value asset and liability allocations are preliminary and may be adjusted as final information becomes available.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value.  Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2013.

In June 2013, the Company sold the Nimbus Village Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in proceeds to the Company of approximately $5.6 million.  Accordingly, the Company recorded a loss on sale of property of approximately $714,000 for the year ended December 31, 2013, which has been included in discontinued operations.

The Company reviews its investments in unconsolidated joint ventures for impairment periodically and the Company would record an impairment charge when events or circumstances change indicating that a decline in the fair values below the carrying values has occurred and such decline is other-than temporary.  The ultimate realization of the Company’s investment in an unconsolidated joint venture is dependent on a number of factors, including the performance of each investment and market conditions.  As of December 31, 2013, the Company has no unconsolidated joint ventures.

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

Revenue Recognition

Management has determined that all of the Company’s leases with its various tenants are operating leases.  Rental income is generally recognized based on the terms of leases entered into with tenants.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant.  When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition and lease incentive amortization when possession or control of the space is turned over to the tenant for tenant work to begin.  Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term.  Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved.  Property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs are recognized in the period the related expenses are incurred.  Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.

Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date.  The Company recognizes termination fees in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” when the following conditions are met:  (a) the termination agreement is executed; (b) the termination fee is determinable; (c) all landlord services pursuant to the terminated lease have been rendered; and (d) collectivity of the termination fee is assured.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at both December 31, 2013 and December 31, 2012 was approximately $3.2 million.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $14.9 million and $9.1 million, as of December 31, 2013 and 2012, respectively.

The unamortized balances of deferred charges that will be charged to future operations as of December 31, 2013 are as follows:

	Lease Origination Costs	Financing Costs	Total
2014	$5,522,474	$1,914,356	$7,436,830
2015	4,451,946	1,661,142	6,113,088
2016	3,421,780	1,584,311	5,006,091
2017	2,568,246	1,215,727	3,783,973
2018	1,842,947	258,222	2,101,169
Thereafter	7,359,800	1,321,029	8,680,829
Total future amortization of deferred charges	$25,167,193	$7,954,787	$33,121,980

Internal Capitalized Leasing Costs

The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals.  These costs are amortized over the life of the respective leases.  During the years ended December 31, 2013, 2012 and 2011, the Company capitalized approximately $742,000, $695,000 and $563,000, respectively.

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

Earnings Per Share

Basic earnings (loss) per share (“EPS”) excludes the impact of dilutive shares and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock and then shared in the earnings of the Company.

During the years ended December 31, 2013 and 2012, the effect of approximately 41,400,000 warrants to purchase the Company’s common stock  (the “Public Warrants”) issued in connection with the Company’s initial public offering (the “IPO”), and the 8,000,000 warrants (the “Private Placement Warrants”) purchased by NRDC Capital Management, LLC simultaneously with the consummation of the IPO, for the time these were outstanding during these periods, were included in the calculation of diluted EPS since the weighted average share price was greater than the exercise price during these periods.  During the year ended December 31, 2011, the effect of the 41,400,000 Public Warrants and the 8,000,000 Private Placement Warrants were not included in the calculation of diluted EPS since the weighted average share price was less than the exercise price during this period.

For the years ended December 31, 2013, 2012 and 2011, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock.  The performance-based restricted stock grants awarded under the 2009 Plan described in Note 9 are excluded from the basic EPS calculation, as these units are not participating securities.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC:

	For the year ended December 31,
	2013	2012	2011
Numerator:
Income from continuing operations	$34,691,982	$7,892,613	$9,656,321
Less income from continuing operations attributable to noncontrolling interests	(164,892)	—	—
Less earnings allocated to unvested shares	(78,361)	(213,361)	—
Income from continuing operations available for common shareholders, basic	34,448,729	7,679,252	9,656,321
Loss from discontinued operations available to common shareholders, basic	(713,529)	—	—
Net income available to common stockholders, basic	$33,735,200	$7,679,252	$9,656,321

Numerator:
Income from continuing operations	$34,691,982	$7,892,613	$9,656,321
Less earnings allocated to unvested shares	(78,361)	(213,361)	—
Income from continuing operations available for common shareholders, diluted	34,613,621	7,679,252	9,656,321
Loss from discontinued operations available to common shareholders, diluted	(713,529)	—	—
Net income available to common stockholders, diluted	$33,900,092	$7,679,252	$9,656,321

Denominator:
Denominator for basic EPS – weighted average common shares	67,419,497	51,059,408	42,477,007
Warrants	2,568,822	1,165,663	—
OP Units	838,508	—	—
Restricted stock awards - performance-based	113,066	95,466	35,878
Stock Options	64,487	50,631	13,403
Denominator for diluted EPS – weighted average common equivalent shares	71,004,380	52,371,168	42,526,288

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership:

	For the year ended December 31,
	2013	2012	2011
Numerator:
Income from continuing operations	$34,691,982	$7,892,613	$9,656,321
Less earnings allocated to unvested units	(78,361)	(213,361)	—
Income from continuing operations available for unitholders, basic and diluted	34,613,621	7,679,252	9,656,321
Loss from discontinued operations available to unitholders, basic and diluted	(713,529)	—	—
Net income available to unitholders, basic and diluted	$33,900,092	$7,679,252	$9,656,321

Denominator:
Denominator for basic EPS – weighted average common units	68,258,005	51,059,408	42,477,007
Warrants	2,568,822	1,165,663	—
Restricted stock awards - performance-based	113,066	95,466	35,878
Stock Options	64,487	50,631	13,403
Denominator for diluted EPS – weighted average common equivalent units	71,004,380	52,371,168	42,526,288

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 9.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  Restricted stock grants vest based upon the completion of a service period (“time-based grants”) and/or the Company meeting certain established financial performance criteria (“performance-based grants”).  Time-based grants are valued according to the market price for the Company’s common stock at the date of grant.  For performance-based grants, a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company’s policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and time-based grants stock are expensed as compensation over the vesting period.  Awards of performance-based grants are expensed as compensation under an accelerated method and are recognized in income regardless of the results of the performance criteria.

Derivatives

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  When the Company terminates a derivative for which cash flow hedging was being applied, the balance which was recorded in Other Comprehensive Income is amortized to interest expense over the remaining contractual term of the swap. The Company includes cash payments made to terminate interest rate swaps as an operating activity on the statement of cash flows, given the nature of the underlying cash flows that the derivative was hedging.

Segment Reporting

The Company’s primary business is the ownership, management, and redevelopment of retail real estate properties.  The Company reviews operating and financing information for each property on an individual basis and therefore, each property represents an individual operating segment.  The Company evaluates financial performance using property operating income, defined as operating revenues (base rent and recoveries from tenants), less property and related expenses (property operating expenses and property taxes).  No individual property constitutes more than 10% of the Company’s revenues or property operating income, and the Company has no operations outside of the United States of America.  Therefore, the Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements and notes to conform to the current year presentation.

2. Real Estate Investments

The following real estate investment transactions occurred during the years ended December 31, 2013 and 2012.

Property Acquisitions in 2013

On February 1, 2013, the Company acquired the property known as Diamond Bar Town Center located in Diamond Bar, California, within the Los Angeles metropolitan area, for a purchase price of approximately $27.4 million.  Diamond Bar Town Center is approximately 100,000 square feet and is anchored by a national grocer. The property was acquired with borrowings under the Company’s credit facility.

On February 6, 2013, the Company acquired the property known as Bernardo Heights Plaza in Rancho Bernardo, California, within the San Diego metropolitan area, for a purchase price of approximately $12.4 million. Bernardo Heights Plaza is approximately 38,000 square feet and is anchored by Sprouts Farmers Market. The property was acquired with cash of approximately $3.6 million and the assumption of an existing mortgage with a principal amount of approximately $8.9 million, and a fair value of approximately $9.7 million.

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

On April 22, 2013, the Company acquired the property known as Diamond Hills Plaza located in Diamond Bar, California, within the Los Angeles metropolitan area, for a purchase price of approximately $48.0 million.  Diamond Hills Plaza is approximately 140,000 square feet and is anchored by an H Mart Supermarket and Rite Aid Pharmacy. The property was acquired using borrowings under the Company’s credit facility.

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

On October 15, 2013, the Company acquired the property known as Peninsula Marketplace located in Huntington Beach, California, for a purchase price of approximately $35.9 million.  Peninsula Marketplace is approximately 95,000 square feet and is anchored by Kroger (Ralphs) Supermarket.  The property was acquired using borrowings under the Company’s credit facility.

On November 26, 2013, the Company acquired the property known as Country Club Village located in San Ramon, California, for a purchase price of approximately $30.9 million.  Country Club Village is approximately 111,000 square feet and is anchored by Walmart Neighborhood Market and CVS Pharmacy.  The property was acquired using borrowings under the Company’s credit facility.

On December 13, 2013, the Company acquired the property known as Plaza de la Canada located in La Canada Flintridge, California, for a purchase price of approximately $34.8 million.  Plaza de la Canada is approximately 100,000 square feet and is anchored by Gelson’s Supermarket, TJ Maxx and Rite Aid Pharmacy.  The property was acquired using borrowings under the Company’s credit facility.

Property Acquisitions in 2012

During the year ended December 31, 2012, the Company acquired 14 properties throughout the west coast with a total of approximately 1.1 million square feet for a net purchase price of approximately $266.4 million.

Acquisitions of Property-Owning Entities

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

Any reference to the square footage is unaudited and outside the scope of our independent registered public accounting firm’s audit of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

The financial information set forth below summarizes the Company’s preliminary purchase price allocation for the properties acquired during the year ended December 31, 2013 and the final purchase price allocation for the properties acquired during the year ended December 31, 2012.

	December 31, 2013	December 31, 2012
ASSETS
Land	$176,877,353	$116,253,370
Building and improvements	310,432,135	162,343,788
Cash and cash equivalents	552,213	—
Acquired lease intangible asset	28,412,933	19,273,018
Deferred charges	12,072,103	6,286,558
Tenant receivables and other assets	1,132,232	—
Assets acquired	$529,478,969	$304,156,734
LIABILITIES
Acquired lease intangible liability	35,383,751	16,280,503
Mortgage notes assumed	62,749,675	21,507,622
Accrued expenses and other liabilities	4,282,450	—
Liabilities assumed	$102,415,876	$37,788,125

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the year ended December 31, 2013 and 2012, adjusted to give effect of these transactions at the beginning of 2012.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	Year Ended December 31,
Statement of operations:	2013	2012
Revenues	$137,931,636	$129,962,355
Property operating and other expenses	50,673,578	62,286,188
Depreciation and amortization	51,347,742	49,408,916
Net income attributable to Retail Opportunity Investments Corp.	$35,910,316	$18,267,251

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2013 for the properties acquired during the year ended December 31, 2013.

Year Ended December 31, 2013
Statement of operations:
Revenues	$15,813,152
Property operating and other expenses	6,010,175
Depreciation and amortization	7,655,138
Net income attributable to Retail Opportunity Investments Corp.	$2,147,839

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2012 for the properties acquired during the year ended December 31, 2012.

Year Ended December 31, 2012
Statement of operations:
Revenues	$10,478,568
Property operating and other expenses	4,234,857
Depreciation and amortization	3,801,350
Net income attributable to Retail Opportunity Investments Corp.	$2,442,361

Mortgage Notes Receivable

The Company held a $10.0 million second mortgage loan and funded a $294,000 partner loan to the joint venture that owned the Crossroads Shopping Center at December 31, 2012.  On September 27, 2013, the Company acquired the remaining interest in Crossroads Shopping Center.  Accordingly, both loans were extinguished upon consolidation of the joint venture during the year ended December 31, 2013.

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

As of December 31, 2013, the Company has no remaining unconsolidated joint ventures.

3.  Acquired Lease Intangibles

Intangible assets and liabilities as of December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Assets:
In-place leases	$71,846,161	$50,456,414
Accumulated amortization	(27,413,310)	(17,704,422)
Above-market leases	18,191,431	12,722,015
Accumulated amortization	(6,736,811)	(4,243,391)
Acquired lease intangible assets, net	$55,887,471	$41,230,616

Liabilities:
Below-market leases	104,092,901	69,365,631
Accumulated amortization	(18,809,019)	(11,993,828)
Acquired lease intangible liabilities, net	$85,283,882	$57,371,803

For the years ended December 31, 2013, 2012 and 2011, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities for above and below market leases was $4.4 million, $3.7 million and $3.2 million, respectively, which amounts are included in base rents in the accompanying consolidated statements of operations.  During the year ended December 31, 2011, the Company wrote off $1.1 million representing the fair value allocated to the below-market rental renewal options of a tenant that did not exercise its renewal option.  The amount written off resulted in an increase in base rents in the accompanying consolidated statements of operations and is included in the $3.2 million stated above. The Company did not have any such write-offs during the years ended December 31, 2013 and 2012.  For the years ended December 31, 2013, 2012 and 2011, the net amortization of in-place leases was $10.3 million, $8.1 million and $7.4 million, respectively, which amounts are included in depreciation and amortization in the accompanying consolidated statements of operations.

The scheduled future amortization of acquired lease intangible assets as of December 31, 2013 is as follows:

Year ending December 31:
2014	$13,923,367
2015	9,903,206
2016	7,173,924
2017	5,284,556
2018	3,698,591
Thereafter	15,903,827
Total future amortization of acquired lease intangible assets	$55,887,471

The scheduled future amortization of acquired lease intangible liabilities as of December 31, 2013 is as follows:

Year ending December 31:
2014	$9,071,454
2015	7,796,575
2016	5,907,950
2017	4,991,033
2018	4,345,390
Thereafter	53,171,480
Total future amortization of acquired lease intangible liabilities	$85,283,882

4.  Tenant Leases

Space in the shopping centers and other retail properties is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Minimum future rentals to be received under non-cancellable leases for shopping centers as of December 31, 2013 are summarized as follows:

Year ending December 31:
2014	$92,456,291
2015	85,007,593
2016	74,169,424
2017	62,190,030
2018	48,915,041
Thereafter	249,554,390
$612,292,769

5.  Discontinued Operations

On June 5, 2013, the Company sold the Nimbus Village Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in proceeds to the Company of approximately $5.6 million.  Accordingly, the Company recorded a loss on sale of property of approximately $714,000 for the year ended December 31, 2013, which has been included in discontinued operations.  The carrying value of the property as of December 31, 2012 was approximately $6.3 million.

6.  Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness.  All debt is held directly or indirectly by the Operating Partnership, however, ROIC has guaranteed the Operating Partnership’s revolving credit facility, term loan, carve-out guarantees on property-level debt, and the Notes due in 2023.

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at December 31, 2013 and December 31, 2012, respectively, were as follows:

Property	Maturity Date	Interest Rate	December 31, 2013	December 31, 2012
Gateway Village I	February 2014	5.58%	$—	$6,718,119
Gateway Village II	May 2014	5.73%	—	6,872,265
Euclid Plaza	November 2014	5.23%	8,158,676	8,329,824
Country Club Gate	January 2015	5.04%	12,236,374	12,477,997
Renaissance Towne Centre	June 2015	5.13%	16,489,812	16,760,383
Crossroads Shopping Center	September 2015	6.50%	49,413,976	—
Gateway Village III	July 2016	6.10%	7,368,521	7,460,907
Bernardo Heights	July 2017	5.70%	8,748,605	—
Santa Teresa Village	February 2018	6.20%	11,033,511	11,223,888
			$113,449,475	$69,843,383
Mortgage Premium			5,453,783	2,846,459
Total mortgage notes payable			$118,903,258	$72,689,842

The combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter as of December 31, 2013 are as follows:

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2014	$8,009,623	$1,993,021	$2,738,619	$12,741,263
2015	76,012,485	1,254,519	1,793,672	79,060,676
2016	7,120,171	462,667	516,406	8,099,244
2017	8,099,320	361,092	381,009	8,841,421
2018	10,094,220	42,357	24,077	10,160,654
	$109,335,819	$4,113,656	$5,453,783	$118,903,258

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

On September 3, 2013 and November 1, 2013, the Company repaid the outstanding principal balances on the Gateway Village I and Gateway Village II mortgage notes payable, totaling $13.4 million, respectively, without penalty, in accordance with the prepayment provisions of the notes.

Credit Facilities

The Operating Partnership has a revolving credit facility with several banks.  Previously, the credit facility provided for borrowings of up to $200.0 million.  Effective September 26, 2013, the Company entered into a third amendment to the amended and restated credit agreement pursuant to which the borrowing capacity was increased to $350.0 million.  Additionally, the credit facility contains an accordion feature, which was amended to allow the Operating Partnership to increase the facility amount up to an aggregate of $700.0 million, subject to lender consents and other conditions.  The maturity date of the credit facility has been extended to August 29, 2017, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

The Operating Partnership has a term loan agreement with several banks.  The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The maturity date of the term loan is August 29, 2017.

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013.  Prior to receiving such investment grade ratings, borrowings under the credit facility and term loan agreements (collectively, the “loan agreements”) accrued interest on the outstanding principal amount at a rate equal to an applicable rate based on the consolidated leverage ratio of the Company and its subsidiaries, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00% (the “Base Rate”).  Since receiving the investment grade credit ratings from the two rating agencies, borrowings under the loan agreements accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of ROIC, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  In addition, prior to receipt of such credit ratings, the Operating Partnership was obligated to pay an unused fee of (a) 0.35% of the undrawn balance if the total outstanding principal amount was less than 50% of the aggregate commitments or (b) 0.25% if the total outstanding principal amount was greater than or equal to 50% of the aggregate commitments, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the loan agreements.  Subsequent to June 26, 2013, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the loan agreements.  The loan agreements contain customary representations, financial and other covenants.  The Operating Partnership’s ability to borrow under the loan agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis.  The Operating Partnership was in compliance with such covenants at December 31, 2013.

As of December 31, 2013, $200.0 million and $56.9 million were outstanding under the term loan and credit facility, respectively.  The average interest rates on the term loan and the credit facility during the year ended December 31, 2013 were 1.6% and 1.5%, respectively.  The Company had $293.1 million available to borrow under the credit facility at December 31, 2013.  The Company had no available borrowings under the term loan at December 31, 2013.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes due 2023 is as follows:

	December 31, 2013	December 31, 2012
Principal amount	$250,000,000	$—
Unamortized debt discount	(4,154,680)	—
Senior Notes due 2023:	$245,845,320	$—

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Notes”), fully and unconditionally guaranteed by ROIC.  The Notes pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership.  The Notes are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Notes on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Notes is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting).  The interest expense recognized on the Notes during the year ended December 31, 2013 includes approximately $800,000 and $20,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Notes offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Notes.

7.  Preferred Stock of ROIC

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of December 31, 2013 and 2012, there were no shares of preferred stock outstanding.

8.  Common Stock and Warrants of ROIC

During the year ended December 31, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement (“sales agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock, par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an “at the market” equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the year ended December 31, 2013, ROIC did not sell any shares under the sales agreement.  Through December 31, 2013, ROIC has sold a total of 3,183,245 shares under the sales agreement, which resulted in gross proceeds of approximately $39.3 million and commissions of approximately $687,600 paid to the agent.

Simultaneously with the consummation of the IPO, NRDC Capital Management, LLC purchased 8,000,000 Private Placement Warrants at a purchase price of $1.00 per warrant.  The Private Placement Warrants were identical to the Public Warrants except that the Private Placement Warrants were exercisable on a cashless basis as long as they were still held by NRDC Capital Management, LLC or its members, members of its members’ immediate family or their controlled affiliates. The purchase price of the Private Placement Warrants approximated the fair value of such warrants at the purchase date.

During the year ended December 31, 2013, the Sponsor exercised the outstanding 8,000,000 Private Placement Warrants on a cashless basis pursuant to which ROIC issued 688,500 shares to the Sponsor.

ROIC has the right to redeem all of the outstanding warrants it issued in the IPO, at a price of $0.01 per warrant upon 30 days’ notice while the warrants are exercisable, only in the event that the last sale price of the common stock is at least a specified price.  The terms of the warrants are as follows:

•	The exercise price of the warrants is $12.00.

•	The expiration date of the warrants is October 23, 2014.

•	The price at which ROIC’s common stock must trade before ROIC is able to redeem the warrants it issued in the IPO is $18.75.

•
To provide that a warrantholder’s ability to exercise warrants is limited to ensure that such holder’s “Beneficial Ownership” or “Constructive Ownership,” each as defined in ROIC’s charter, does not exceed the restrictions contained in the charter limiting the ownership of shares of ROIC’s common stock.

ROIC had reserved 53,400,000 shares for the exercise of the Public Warrants and the Private Placement Warrants, and issuance of shares under ROIC’s 2009 Equity Incentive Plan (the “2009 Plan”).  During the year ended December 31, 2013, the third-party warrant holders exercised a total of 18,877,482 Public Warrants, resulting in a total of $226.5 million of proceeds. During the year ended December 31, 2012, the third-party warrant holders exercised 1,000 Public Warrants.

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock.

Warrant Repurchase

In May 2010, ROIC’s board of directors authorized a warrant repurchase program to repurchase up to a maximum of $40.0 million of ROIC’s warrants.  During the year ended December 31, 2013, ROIC repurchased 744,850 warrants under the program in open market transactions for approximately $1.4 million.  During the year ended December 31, 2013, ROIC repurchased an additional 15,834,000 warrants in privately negotiated transactions for approximately $31.3 million.

As of December 31, 2013, 5,942,668 of the 41,400,000 original Public Warrants remain outstanding and no Private Placement Warrants are outstanding.

9.  Stock Compensation and Other Benefit Plans for ROIC

The Company follows the FASB guidance related to stock compensation which establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock.  The guidance also defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

During 2009, the Company adopted the 2009 Plan.  The 2009 Plan provides for grants of restricted common stock and stock option awards up to an aggregate of 7.5% of the issued and outstanding shares of the Company’s common stock at the time of the award, subject to a ceiling of 4,000,000 shares.

Restricted Stock

During the year ended December 31, 2013, the Company awarded 224,500 shares of restricted common stock under the 2009 Plan, of which 86,250 shares are performance-based grants and the remainder of the shares are time based grants.  The performance-based grants vest in three equal annual tranches, based on pre-defined market-specific performance criteria with vesting dates on January 1, 2014, 2015 and 2016.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2013, and changes during the year ended December 31, 2013 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	391,264	$10.48
Granted	224,500	11.82
Vested	(175,114)	10.74
Forfeited	—	—
Non-vested at December 31, 2013	440,650	$11.40

As of December 31, 2013, there remained a total of $2.8 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.8 years (irrespective of achievement of the performance conditions).

Stock Options

During the years ended December 31, 2013, 2012 and 2011, the Company awarded a total of 8,000, 49,500 and 102,000 options, respectively, to purchase shares under the 2009 Plan.  The Company used the Black Scholes method for purposes of estimating the fair value in determining compensation expense for the options that were granted during the year ended December 31, 2013.  The assumption for expected volatility has a significant effect on the grant fair value.  Volatility is determined based on the historical volatilities of REITs similar to the Company.  The Company used the simplified method to determine the expected life which is calculated as an average of the vesting period and the contractual term.  The fair value for the options awarded by the Company during the year ended December 31, 2013, was estimated at the date of the grant using the following weighted-average assumptions.

Year Ended December 31, 2013
Average volatility	19.0%
Expected dividends	$0.15
Expected life (in years)	6.0
Risk-free interest rate	1.02%

A summary of options activity as of December 31, 2013, and changes during the year ended December 31, 2013 are presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value as of December 31, 2013
Outstanding at December 31, 2012	384,000	$10.68
Granted	8,000	12.76
Exercised	—	—
Forfeited	(110,000)	10.63
Expired	—	—
Outstanding at December 31, 2013	282,000	$10.76	$1,116,590
Exercisable at December 31, 2013	220,336	$10.48	$934,688

As of December 31, 2013, there remained a total of $66,000 of unrecognized stock compensation related to outstanding non-vested stock options awarded under the 2009 Plan.

Stock Based Compensation Expense

For the years ended December 31, 2013, 2012 and 2011, the amounts charged to expense for all stock based compensation totaled approximately $2.9 million, $3.4 million and $2.2 million, respectively.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Code.  Under the 401K Plan, the Company made matching contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $20,000, $17,000 and $12,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

10.  Capital of the Operating Partnership

As of December 31, 2013, the Operating Partnership had 75,577,809 OP Units outstanding.  The Company owned 95.8% of the Operating Partnership at December 31, 2013.  As of December 31, 2013, the Company had outstanding 72,445,767 shares of ROIC common stock and 3,132,042 Operating Partnership units (excluding Operating Partnership units owned by ROIC).  A share of ROIC’s common stock and the Operating Partnership units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

During the year ended December 31, 2013, in connection with the acquisition of the remaining interests in Crossroads Shopping Center from its joint venture partner, the Company issued a total of 2,639,632 OP Units to limited partners.  Additionally, during the year ended December 31, 2013, in connection with the acquisition of the membership interests in SARM Five Points Plaza, LLC, the Company issued a total of 650,631 OP Units to limited partners.  Subject to certain exceptions, holders may redeem their OP Units, at the option of ROIC, for cash or for shares of ROIC common stock on a one-for-one basis.  If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

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

The redemption value of the OP Units owned by the limited partners, not including ROIC, had such units been redeemed at December 31, 2013, was approximately $46.5 million based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding December 31, 2013, which amounted to $14.85 per share.

11.  Fair Value of Financial Instruments

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the revolving credit facility and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.  The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Notes at December 31, 2013 is approximately $252.2 million.  Mortgage notes receivables were recorded at the actual purchase price.  Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $119.5 million with an interest rate range of 2.8% to 3.8% and the weighted average interest rate of 3.1% as of December 31, 2013. These fair value measurements fall within level 3 of the fair value hierarchy.

12.  Derivative and Hedging Activities

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

The following is a summary of the terms of the Company’s interest rate swaps as of December 31, 2013:

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

The Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.  In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2013 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2013:
Assets
Derivative financial instruments	$—	$1,948,243	$—	$1,948,243
Liabilities
Derivative financial instruments	$—	$(2,528,703)	$—	$(2,528,703)

December 31, 2012:
Liabilities
Derivative financial instruments	$—	$(18,012,516)	$—	$(18,012,516)

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $3.5 million will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2013 and 2012, respectively:

Derivatives designed as hedging instruments	Balance sheet location	December 31, 2013 Fair Value	December 31, 2012 Fair Value
Interest rate products	Other assets	$1,948,243	$—
Interest rate products	Other liabilities	$(2,528,703)	$(18,012,516)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the year ended December 31, 2013, 2012, and 2011 respectively.    Amounts reclassified from other comprehensive income due to ineffectiveness are recognized as interest expense.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Amount of gain (loss) recognized in OCI on derivative	$4,564,248	$(7,859,264)	$(14,657,235)
Amount of loss reclassified from accumulated OCI into interest	$4,621,227	$3,799,482	$1,080,323
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$3,172	$(7,534)	$(12,296)

13.  Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The Company has signed several ground leases for certain properties.  For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease.  Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets.  Rent expense, for both ground leases and corporate office space, was approximately $1.1 million, $780,000, and $420,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table represents the Company’s future minimum annual lease payments under operating leases as of December 31, 2013:

Operating Leases
2014	$821,365
2015	825,279
2016	893,333
2017	961,508
2018	965,786
Thereafter	29,048,612
Total minimum lease payments	$33,515,883

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

 14.  Related Party Transactions

The Company had entered into a Transitional Shared Facilities and Services Agreement with NRDC Real Estate Advisors, LLC, an entity wholly-owned by four of the Company’s current and former directors.  Pursuant to the Transitional Shared Facilities and Services Agreement, NRDC Real Estate Advisors, LLC provided the Company with access to, among other things, their information technology and office space.  On October 31, 2011 this agreement expired.  For the year ended December 31, 2011, the Company incurred $75,000 of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations. The Company did not incur any expenses relating to this agreement during the years ended December 31, 2013 or 2012.

In May 2010, the Company had entered into a Shared Facilities and Service Agreement effective January 1, 2010 with an officer of the Company.  Pursuant to the Shared Facilities and Service Agreement, the Company was provided the use of office space and other resources for a monthly fee of $1,938.  The agreement was terminated on October 31, 2011 due to the relocation of office space. For the year ended December 31, 2011, the Company incurred approximately $19,400 of expenses relating to this agreement which is included in general and administrative expenses in the accompanying consolidated statements of operations. The Company did not incur any expenses relating to this agreement during the years ended December 31, 2013 or 2012, since the agreement was terminated on October 31, 2011.

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space.  For the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $25,000, $9,500 and $4,700, respectively, of expenses relating to the agreements which were included in general and administrative expenses in the accompanying consolidated statements of operations.

15.  Corporate office relocation

On August 2, 2012, the Company announced the relocation of its corporate headquarters from White Plains, New York to San Diego, California.  The Company also announced that as a consequence of the relocation John B. Roche, the Company’s former Chief Financial Officer, elected not to remain with the Company which was effective December 1, 2012. Consequently, the Company and Mr. Roche agreed to set the date of Mr. Roche’s departure for December 1, 2012.  Under his employment agreement, Mr. Roche was entitled to receive a lump sum payment, within 30 days of his departure, equal to (i) $2,048,000, which is equal to (x) two times his annual salary and (y) two times the average of his annual bonuses awarded for the last two years immediately preceding the year of his departure, (ii) $18,000, which represents Mr. Roche’s automobile allowance for one year and (iii) any of Mr. Roche’s annual salary, annual bonus and other benefits which was both earned and accrued prior to the date of termination.  In addition to the foregoing, all outstanding unvested equity-based incentives and awards granted to Mr. Roche were vested and became free from restrictions and are exercisable in accordance with the terms of the equity-based incentive and award agreements. In connection with the corporate office relocation the Company incurred approximately $2.8 million in moving costs inclusive of the costs incurred for John Roche as described above. These costs are included in general and administrative expenses in the accompanying consolidated statements of operations.

Effective December 1, 2012, the Company appointed Michael B. Haines as the Company’s Chief Financial Officer.

16.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 for ROIC are as follows:

	Year Ended December 31, 2013
	March 31	June 30	September 30	December 31
Total revenues	$24,384,449	$26,063,466	$27,147,631	$33,636,485
Net income	$2,289,886	$2,471,012	$25,262,291	$3,955,264
Net income attributable to ROIC	$2,289,886	$2,471,012	$25,262,291	$3,790,372
Basic income per share	$0.04	$0.04	$0.35	$0.05
Diluted income per share	$0.04	$0.03	$0.34	$0.05

	Year Ended December 31, 2012
	March 31	June 30	September 30	December 31
Total revenues	$16,647,684	$18,118,372	$18,889,274	$21,440,357
Net income (loss) attributable to ROIC	$1,127,404	$4,424,752	$2,618,768	$(278,310)
Basic and diluted income (loss) per share	$0.02	$0.09	$0.05	$(0.01)

 The unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 for the Operating Partnership are as follows (in thousands, except per share data):

	Year Ended December 31, 2013
	March 31	June 30	September 30	December 31
Total revenues	$24,384,449	$26,063,466	$27,147,631	$33,636,485
Net income attributable to the Operating Partnership	$2,289,886	$2,471,012	$25,262,291	$3,955,264
Basic income per unit	$0.04	$0.04	$0.35	$0.05
Diluted income per unit	$0.04	$0.03	$0.34	$0.05

	Year Ended December 31, 2012
	March 31	June 30	September 30	December 31
Total revenues	$16,647,684	$18,118,372	$18,889,274	$21,440,357
Net income (loss) attributable to the Operating Partnership	$1,127,404	$4,424,752	$2,618,768	$(278,310)
Basic and diluted income (loss) per unit	$0.02	$0.09	$0.05	$(0.01)

17.  Subsequent Events

On February 18, 2014, the Company acquired the property known as Tigard Marketplace located in Portland, Oregon, for a purchase price of approximately $25.1 million.  Tigard Marketplace is approximately 137,000 square feet and is anchored by H Mart Supermarkets and Bi-Mart Pharmacy.  The property was acquired with borrowings under the Company’s credit facility.

The purchase price allocation has not been finalized and is expected to be completed during the first quarter of 2014.

On February 21, 2014, the Company’s board of directors declared a cash dividend on its common stock of $0.16 per share, payable on March 28, 2014 to holders of record on March 14, 2014.

Subsequent to December 31, 2013, the Company received notice of warrant exercises for 189,726 warrants, totaling approximately $2.3 million in proceeds.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period

			Building &		Building &		Building &		Accumulated	Date of
Description and Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (1)	Acquisition (a)

Paramount Plaza, CA	$—	$6,346,871	$10,274,425	$—	$158,307	$6,346,871	$10,432,732	16,779,603	$1,341,346	12/22/2009
Santa Ana Downtown Plaza, CA	—	7,895,272	9,890,440	—	1,105,604	7,895,272	10,996,044	18,891,316	1,359,454	1/26/2010
Meridian Valley Plaza, WA	—	1,880,637	4,794,789	—	565,181	1,880,637	5,359,970	7,240,607	972,289	2/1/2010
Grand Mart Plaza, CA	—	4,530,336	7,206,258	701,089	595,568	5,231,425	7,801,826	13,033,251	1,270,966	2/2/2010
The Market at Lake Stevens, WA	—	3,086,933	12,397,178	—	48,012	3,086,933	12,445,190	15,532,123	1,462,628	3/16/2010
Norwood Shopping Center, CA	—	3,031,309	11,534,239	—	259,052	3,031,309	11,793,291	14,824,600	1,369,119	4/5/2010
Pleasant Hill Marketplace, CA	—	6,359,471	6,927,347	—	740,989	6,359,471	7,668,336	14,027,807	964,290	4/8/2010
Vancouver Market Center, WA	—	4,080,212	6,912,155	—	169,200	4,080,212	7,081,355	11,161,567	822,379	6/17/2010
Happy Valley Town Center, OR	—	11,678,257	27,011,054	—	1,429,817	11,678,257	28,440,871	40,119,128	3,396,860	7/14/2010
Oregon City Point, OR	—	1,792,230	9,179,205	—	173,951	1,792,230	9,353,156	11,145,386	1,002,425	7/14/2010
Cascade Summit, OR	—	8,852,543	7,731,944	—	247,847	8,852,543	7,979,791	16,832,334	1,136,648	8/20/2010
Heritage Market Center, WA	—	6,594,766	17,399,233	—	460,541	6,594,766	17,859,774	24,454,540	1,731,278	9/23/2010
Claremont Center, CA	—	5,975,391	1,018,505	183,362	4,222,592	6,158,753	5,241,097	11,399,850	725,015	9/23/2010
Shops At Sycamore Creek, CA	—	3,747,011	11,583,858	—	868,448	3,747,011	12,452,306	16,199,317	1,625,662	9/30/2010
Gateway Village, CA (2)	7,368,521	5,916,530	27,298,339	—	233,949	5,916,530	27,532,288	33,448,818	2,674,979	12/16/2010
Division Crossing, OR	—	3,705,536	8,327,097	—	3,268,554	3,705,536	11,595,651	15,301,187	869,744	12/22/2010
Hasley Crossing, OR (2)	—	—	7,773,472	—	425,329	—	8,198,801	8,198,801	1,061,952	12/22/2010
Marketplace Del Rio,CA	—	13,420,202	22,251,180	—	448,504	13,420,202	22,699,684	36,119,886	2,492,378	1/3/2011
Pinole Vista, CA	—	9,233,728	17,553,082	—	2,053,380	9,233,728	19,606,462	28,840,190	2,045,069	1/6/2011
Desert Spring Marketplace, CA	—	8,517,225	18,761,350	(159,973)	1,668,923	8,357,252	20,430,273	28,787,525	2,204,250	2/17/2011
Mills Shopping Center, CA	—	4,083,583	16,833,059	—	4,206,597	4,083,583	21,039,656	25,123,239	2,698,596	2/17/2011
Morada Ranch, CA	—	2,503,605	19,546,783	—	334,702	2,503,605	19,881,485	22,385,090	1,662,200	5/20/2011
Renaissance, CA	16,489,812	8,640,261	13,848,388	—	586,485	8,640,261	14,434,873	23,075,134	1,181,784	8/3/2011
Country Club Gate, CA	12,236,374	6,487,457	17,340,757	—	701,565	6,487,457	18,042,322	24,529,779	1,592,125	7/8/2011
Canyon Park, WA	—	9,352,244	11,291,210	—	1,410,556	9,352,244	12,701,766	22,054,010	1,220,437	7/29/2011
Hawks Prairie, WA	—	5,334,044	20,693,920	—	343,425	5,334,044	21,037,345	26,371,389	1,763,167	9/8/2011
Kress Building, WA	—	5,692,748	20,866,133	—	2,620,097	5,692,748	23,486,230	29,178,978	1,738,025	9/30/2011
Round Hill Square, CA	—	6,358,426	17,734,397	—	462,991	6,358,426	18,197,388	24,555,814	1,457,492	8/23/2011
Hillsboro, OR (2)	—	—	18,054,929	—	211,234	—	18,266,163	18,266,163	1,284,493	11/23/2011
Gateway Shopping Center, WA	—	6,241,688	23,461,824	—	43,940	6,241,688	23,505,764	29,747,452	1,290,665	2/16/2012
Euclid Plaza, CA	8,158,676	7,407,116	7,752,767	—	2,333,262	7,407,116	10,086,029	17,493,145	629,378	3/28/2012
Green Valley, CA	—	1,684,718	8,999,134	—	261,136	1,684,718	9,260,270	10,944,988	558,340	4/2/2012
Aurora Square, WA	—	3,002,147	1,692,681	—	—	3,002,147	1,692,681	4,694,828	195,852	5/3/2012
Marlin Cove, CA	—	8,814,850	6,797,289	—	765,272	8,814,850	7,562,561	16,377,411	472,549	5/4/2012
Seabridge, CA	—	5,098,187	17,164,319	—	485,111	5,098,187	17,649,430	22,747,617	936,288	5/31/2012
Novato, CA	—	5,329,472	4,411,801	—	293,642	5,329,472	4,705,443	10,034,915	213,691	7/24/2012
Glendora, CA	—	5,847,407	8,758,338	—	50,852	5,847,407	8,809,190	14,656,597	478,581	8/1/2012
Wilsonville, WA	—	4,180,768	15,394,342	—	125,267	4,180,768	15,519,609	19,700,377	675,645	8/1/2012
Bay Plaza, CA	—	5,454,140	14,857,031	—	1,048,849	5,454,140	15,905,880	21,360,020	655,299	10/5/2012
Santa Theresa, CA	11,033,511	14,964,975	17,162,039	—	1,791,745	14,964,975	18,953,784	33,918,759	739,983	11/8/2012
Cypress West, CA	—	15,479,535	11,819,089	—	185,461	15,479,535	12,004,550	27,484,085	464,885	12/7/2012
Redondo Beach, CA	—	16,241,947	13,624,837	—	52,061	16,241,947	13,676,898	29,918,845	484,754	12/28/2012
Harbor Place, CA	—	16,506,423	10,527,092	—	99,584	16,506,423	10,626,676	27,133,099	361,547	12/28/2012
Diamond Bar Town Center, CA	—	9,540,204	16,794,637	—	161,217	9,540,204	16,955,854	26,496,058	550,775	2/1/2013
Bernardo Heights, CA	8,748,605	3,191,950	8,939,685	—	383	3,191,950	8,940,068	12,132,018	252,475	2/6/2013
Canyon Crossing, WA	—	7,940,521	24,659,249	—	987,435	7,940,521	25,646,684	33,587,205	626,492	4/15/2013
Diamond Hills, CA	—	15,457,603	29,352,602	—	266,724	15,457,603	29,619,326	45,076,929	697,665	4/22/2013
Granada Shopping Center, CA	—	3,673,036	13,459,155	—	37,991	3,673,036	13,497,146	17,170,182	283,299	6/27/2013
Hawthorne Crossings, CA	—	10,382,740	29,277,254	—	4,963	10,382,740	29,282,217	39,664,957	469,446	6/27/2013
Robinwood, CA	—	3,996,984	11,317,359	—	—	3,996,984	11,317,359	15,314,343	147,803	8/23/2013
Five Points Plaza, CA	—	18,417,251	37,051,590	—	80,372	18,417,251	37,131,962	55,549,213	267,916	9/27/2013
Crossroads Shopping Center, CA	49,413,976	68,484,079	68,533,041	—	187,202	68,484,079	68,720,243	137,204,322	662,454	9/27/2013
Peninsula Marketplace, CA	—	14,730,088	19,213,763	—	—	14,730,088	19,213,763	33,943,851	131,489	10/15/2013
Country Club Village, CA	—	10,011,865	26,578,916	—	435,858	10,011,865	27,014,774	37,026,639	85,556	11/26/2013
Plaza de la Canada, CA (2)	—	10,351,028	24,819,026	—	8,307	10,351,028	24,827,333	35,178,361	40,103	12/13/2013

	$113,449,475	$457,527,550	$874,453,586	$724,478	$39,728,034	$458,252,028	$914,181,620	$1,372,433,648	$57,499,980

(a)           RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES

	For the Year Ended December 31,
	2013	2012	2011
Balance at beginning of period:	$871,693,595	$580,832,410	$272,732,844
Property improvements during the year	19,513,924	12,264,027	8,106,363
Properties acquired during the year	487,309,488	278,597,158	299,993,203
Properties sold during the year	(6,083,359)	—	—
Balance at end of period:	$1,372,433,648	$871,693,595	$580,832,410

(b)           RECONCILIATION OF ACCUMULATED DEPRECIATION

	For the Year Ended December 31,
	2013	2012	2011
Balance at beginning of period:	$32,364,772	$14,451,032	$3,078,160
Depreciation expenses	25,653,359	17,913,740	11,793,750
Properties sold during the year	(433,342)	—	—
Property assets fully depreciated and written off	(84,809)	—	(420,878)
Balance at end of period:	$57,499,980	$32,364,772	$14,451,032

(1)	Depreciation and investments in building and improvements reflected in the consolidated statement of operations is calculated over the estimated useful life of the assets as follows:

Building:  39-40 years
Property Improvements:  10-20 years

(2)	Property is subject to a ground lease.

(3)	The aggregate cost for Federal Income Tax Purposes for real estate was approximately $1.3 billion at December 31, 2013.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2013

The Company has no remaining mortgage loans on real estate as of December 31, 2013.

(a)           RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

	For the Year Ended December 31,
	2013	2012	2011
Balance at beginning of period:	$10,000,000	$10,000,000	$57,778,044
Mortgage loans acquired during the current period	—	—	10,000,000
Mortgage loans converted to fee interest through deed-in-lieu of foreclosure	—	—	(49,978,044)
Mortgage loans converted to joint venture	—	—	(7,800,000)
Mortgage loans eliminated upon consolidation of joint venture	(10,000,000)	—	—
Balance at end of period:	$—	$10,000,000	$10,000,000