Form 10-Q
period 2014-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2014-05-01
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
(Exact name of registrant as specified in its charter)

Maryland (Retail Opportunity Investments Corp.) Delaware (Retail Opportunity Investments Partnership, LP) (State or other jurisdiction of incorporation or organization)	26-0500600 (Retail Opportunity Investments Corp.) 94-2969738 (Retail Opportunity Investments Partnership, LP) (I.R.S. Employer Identification No.)

8905 Towne Centre Drive, Suite 108 San Diego, California (Address of principal executive offices)	92122 (Zip code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 74,883,487 shares of common stock, par value $0.0001 per share, outstanding as of April 28, 2014.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2014 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which ROIC is the parent company and general partner.  Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership.  Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust (“REIT”) and as of March 31, 2014, ROIC owned an approximate 95.9% partnership interest and other limited partners owned the remaining 4.1% partnership interest in the Operating Partnership.  Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

The Company believes that combining the quarterly reports on Form 10-Q of ROIC and the Operating Partnership into a single report will result in the following benefits:

•
facilitate a better understanding by the investors of ROIC and the Operating Partnership by enabling them to view the business as a whole in the same manner as management views and operates the business;

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

There are few differences between ROIC and the Operating Partnership, which are reflected in the disclosures in this report.  The Company believes it is important to understand the differences between ROIC and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company.  ROIC is a REIT, whose only material asset is its ownership of direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership.  As a result, ROIC does not conduct business itself, other than acting as the parent company of the Operating Partnership and issuing equity from time to time. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity.  Except for net proceeds from warrant exercises and equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”).

Noncontrolling interests is the primary area of difference between the Consolidated Financial Statements for ROIC and the Operating Partnership.  The OP Units in the Operating Partnership that are not owned by ROIC are accounted for as partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in ROIC’s financial statements.  Accordingly, this report presents the Consolidated Financial Statements for ROIC and the Operating Partnership separately, as required, as well as Earnings Per Share / Earnings Per Unit and Capital of the Operating Partnership.

This report also includes separate Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 4. Controls and Procedures sections and separate Chief Executive Officer and Chief Financial Officer certifications for each of ROIC and the Operating Partnership as reflected in Exhibits 31 and 32.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Real Estate Investments:
Land	$472,197,953	$458,252,028
Building and improvements	967,639,491	914,181,620
	1,439,837,444	1,372,433,648
Less: accumulated depreciation	61,691,390	57,499,980
Real Estate Investments, net	1,378,146,054	1,314,933,668
Cash and cash equivalents	12,764,579	7,919,697
Restricted cash	1,583,491	1,298,666
Tenant and other receivables, net	22,781,025	20,389,068
Deposits	25,000	775,000
Acquired lease intangible assets, net of accumulated amortization	52,012,840	55,887,471
Prepaid expenses	1,746,393	1,371,296
Deferred charges, net of accumulated amortization	31,180,178	33,121,980
Other	2,941,098	3,392,997
Total assets	$1,503,180,658	$1,439,089,843

LIABILITIES AND EQUITY
Liabilities:
Term loan	$200,000,000	$200,000,000
Credit facility	122,450,000	56,950,000
Senior Notes Due 2023	245,925,443	245,845,320
Mortgage notes payable	117,716,265	118,903,258
Acquired lease intangible liabilities, net of accumulated amortization	81,908,906	85,283,882
Accounts payable and accrued expenses	14,557,317	11,923,998
Tenants’ security deposits	3,613,634	3,422,910
Other liabilities	13,284,573	11,350,409
Total liabilities	799,456,138	733,679,777

Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 73,345,317 and 72,445,767 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	7,328	7,238
Additional paid-in-capital	740,528,002	732,701,858
Dividends in excess of earnings	(56,270,812)	(47,616,570)
Accumulated other comprehensive loss	(9,468,943)	(8,969,137)
Total Retail Opportunity Investments Corp. stockholders' equity	674,795,575	676,123,389
Non-controlling interests	28,928,945	29,286,677
Total equity	703,724,520	705,410,066
Total liabilities and equity	$1,503,180,658	$1,439,089,843

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Base rents	$27,536,904	$19,349,561
Recoveries from tenants	7,613,841	4,745,288
Mortgage interest	—	204,059
Other income	1,199,391	85,541
Total revenues	36,350,136	24,384,449

Operating expenses
Property operating	6,262,040	4,158,881
Property taxes	3,588,174	2,315,178
Depreciation and amortization	13,364,066	8,881,130
General and administrative expenses	2,560,852	2,767,687
Acquisition transaction costs	217,733	408,836
Other expense (income)	216,830	(31,106)
Total operating expenses	26,209,695	18,500,606

Operating income	10,140,441	5,883,843
Non-operating income (expenses)
Interest expense and other finance expenses	(6,874,198)	(3,825,151)
Equity in earnings from unconsolidated joint venture	—	231,194
Net income	3,266,243	2,289,886
Net income attributable to non-controlling interests	(134,558)	—
Net Income Attributable to Retail Opportunity Investments Corp.	$3,131,685	$2,289,886

Basic and diluted per share:	$0.04	$0.04

Dividends per common share	$0.16	$0.15

Comprehensive income:
Net income	$3,266,243	$2,289,886
Other comprehensive (loss) income
Unrealized (loss) gain on swap derivative
Unrealized swap derivative (loss) gain arising during the period	(1,383,349)	322,254
Reclassification adjustment for amortization of interest expense included in net income	883,543	1,197,684
Other comprehensive (loss) income	(499,806)	1,519,938
Comprehensive income (loss)	2,766,437	3,809,824
Comprehensive income attributable to non-controlling interests	(134,558)	—
Comprehensive income attributable to Retail Opportunity Investments Corp.	$2,631,879	$3,809,824

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statement of Equity
(unaudited)
	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non- controlling interests	Equity
Balance at December 31, 2013	72,445,767	$7,238	$732,701,858	$(47,616,570)	$(8,969,137)	$29,286,677	$705,410,066
Shares issued under the 2009 Plan	299,171	30	(30)	—	—	—	—
Repurchase of common stock	(39,005)	(4)	(574,155)	—	—	—	(574,159)
Stock based compensation expense	—	—	736,622	—	—	—	736,622
Proceeds from the exercise of warrants	639,384	64	7,672,544	—	—	—	7,672,608
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(8,837)			8,837	—
Cash dividends ($0.16 per share/unit)	—	—	—	(11,751,061)	—	(501,127)	(12,252,188)
Dividends payable to officers	—	—	—	(34,866)	—	—	(34,866)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	3,131,685	—	—	3,131,685
Net income attributable to non-controlling interests				—	—	134,558	134,558
Other comprehensive loss	—	—	—	—	(499,806)	—	(499,806)
Balance at March 31, 2014	73,345,317	$7,328	$740,528,002	$(56,270,812)	$(9,468,943)	$28,928,945	$703,724,520

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(unaudited)
	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,266,243	$2,289,886
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,364,066	8,881,130
Amortization of deferred financing costs and mortgage premiums, net	(23,741)	113,863
Straight-line rent adjustment	(631,672)	(1,021,723)
Amortization of above and below market rent	(1,997,020)	(1,080,739)
Amortization relating to stock based compensation	736,622	596,220
Provisions for tenant credit losses	862,726	312,348
Equity in earnings from unconsolidated joint venture	—	(231,194)
Other noncash interest expense	432,651	—
Other	—	108,411
Change in operating assets and liabilities
Restricted cash	(259,289)	(72,890)
Tenant and other receivables	(2,747,811)	(208,501)
Prepaid expenses	(375,097)	(1,853,371)
Accounts payable and accrued expenses	2,347,513	(2,704,999)
Other assets and liabilities, net	1,291,862	(714,820)
Net cash provided by operating activities	16,267,053	4,413,621

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(69,100,000)	(28,955,340)
Investments in mortgage notes receivables	—	(294,000)
Improvements to properties	(2,908,385)	(3,093,770)
Deposits on real estate acquisitions	750,000	(2,000,000)
Construction escrows and other	(25,536)	(106,115)
Net cash used in investing activities	(71,283,921)	(34,449,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(500,544)	(365,198)
Proceeds from draws on term loan/credit facility	76,000,000	32,000,000
Payments on credit facility	(10,500,000)	(133,000,000)
Proceeds from exercise of warrants	7,797,408	154,869,414
Payments to acquire warrants	—	(10,687,500)
Distributions to OP Unitholders	(501,127)	—
Deferred financing and other costs	(57,008)	(108,038)
Registration expenditures	—	(25,305)
Dividends paid to common stockholders	(11,802,820)	(9,896,866)
Repurchase of common stock	(574,159)	(280,974)
Retirement of options	—	(268,550)
Net cash provided by financing activities	59,861,750	32,236,983
Net increase in cash and cash equivalents	4,844,882	2,201,379
Cash and cash equivalents at beginning of period	7,919,697	4,692,230
Cash and cash equivalents at end of period	$12,764,579	$6,893,609

Other non-cash investing and financing activities:
Assumed mortgage at fair value	$—	$9,670,900
Intangible lease liabilities	$—	$1,056,997
Interest rate swap asset	$(610,347)	$—
Interest rate swap liabilities	$(322,753)	$1,335,720
Proceeds receivable from exercise of warrants	$(124,800)	$600,000
Accrued real estate improvement costs	$(302,699)	$829,062

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Real Estate Investments:
Land	$472,197,953	$458,252,028
Building and improvements	967,639,491	914,181,620
	1,439,837,444	1,372,433,648
Less: accumulated depreciation	61,691,390	57,499,980
Real Estate Investments, net	1,378,146,054	1,314,933,668
Cash and cash equivalents	12,764,579	7,919,697
Restricted cash	1,583,491	1,298,666
Tenant and other receivables, net	22,781,025	20,389,068
Deposits	25,000	775,000
Acquired lease intangible assets, net of accumulated amortization	52,012,840	55,887,471
Prepaid expenses	1,746,393	1,371,296
Deferred charges, net of accumulated amortization	31,180,178	33,121,980
Other	2,941,098	3,392,997
Total assets	$1,503,180,658	$1,439,089,843

LIABILITIES AND EQUITY
Liabilities:
Term loan	$200,000,000	$200,000,000
Credit facility	122,450,000	56,950,000
Senior Notes Due 2023	245,925,443	245,845,320
Mortgage notes payable	117,716,265	118,903,258
Acquired lease intangible liabilities, net of accumulated amortization	81,908,906	85,283,882
Accounts payable and accrued expenses	14,557,317	11,923,998
Tenants’ security deposits	3,613,634	3,422,910
Other liabilities	13,284,573	11,350,409
Total liabilities	799,456,138	733,679,777

Commitments and contingencies	—	—

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	684,264,518	685,092,526
Limited partners’ capital (consists of limited partnership interests held by third parties)	28,928,945	29,286,677
Accumulated other comprehensive loss	(9,468,943)	(8,969,137)
Total capital	703,724,520	705,410,066
Total liabilities and capital	$1,503,180,658	$1,439,089,843

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Base rents	$27,536,904	$19,349,561
Recoveries from tenants	7,613,841	4,745,288
Mortgage interest	—	204,059
Other income	1,199,391	85,541
Total revenues	36,350,136	24,384,449

Operating expenses
Property operating	6,262,040	4,158,881
Property taxes	3,588,174	2,315,178
Depreciation and amortization	13,364,066	8,881,130
General and administrative expenses	2,560,852	2,767,687
Acquisition transaction costs	217,733	408,836
Other (income) expense	216,830	(31,106)
Total operating expenses	26,209,695	18,500,606

Operating income	10,140,441	5,883,843
Non-operating income (expenses)
Interest expense and other finance expenses	(6,874,198)	(3,825,151)
Equity in earnings from unconsolidated joint venture	—	231,194
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$3,266,243	$2,289,886

Basic and diluted per unit:	$0.04	$0.04

Distributions per unit	$0.16	$0.15

Comprehensive income:
Net income	$3,266,243	$2,289,886
Other comprehensive (loss) income
Unrealized (loss) gain on swap derivative
Unrealized swap derivative (loss) gain arising during the period	(1,383,349)	322,254
Reclassification adjustment for amortization of interest expense included in net income	883,543	1,197,684
Other comprehensive (loss) income	(499,806)	1,519,938
Comprehensive income	$2,766,437	$3,809,824

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statement of Partners’ Capital
(unaudited)

	Limited Partner’s Capital(1)		ROIC Capital(2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Capital
Balance at December 31, 2013	3,132,042	$29,286,677	72,445,767	$685,092,526	$(8,969,137)	$705,410,066
OP units issued under the 2009 Plan	—	—	299,171	—	—	—
Repurchase of OP Units	—	—	(39,005)	(574,159)	—	(574,159)
Stock based compensation expense	—	—	—	736,622	—	736,622
Issuance of OP Units upon exercise of warrants	—	—	639,384	7,672,608	—	7,672,608
Adjustment to non-controlling interests ownership in Operating Partnership	—	8,837	—	(8,837)	—	—
Cash distributions ($0.16 per unit)	—	(501,127)	—	(11,751,061)	—	(12,252,188)
Dividends payable to officers	—	—	—	(34,866)	—	(34,866)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	134,558	—	3,131,685	—	3,266,243
Other comprehensive loss	—	—	—	—	(499,806)	(499,806)
Balance at March 31, 2014	3,132,042	$28,928,945	73,345,317	$684,264,518	$(9,468,943)	$703,724,520

__________________
(1)	Consists of limited partnership interests held by third parties.
(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,266,243	$2,289,886
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,364,066	8,881,130
Amortization of deferred financing costs and mortgage premiums, net	(23,741)	113,863
Straight-line rent adjustment	(631,672)	(1,021,723)
Amortization of above and below market rent	(1,997,020)	(1,080,739)
Amortization relating to stock based compensation	736,622	596,220
Provisions for tenant credit losses	862,726	312,348
Equity in earnings from unconsolidated joint venture	—	(231,194)
Other noncash interest expense	432,651	—
Other	—	108,411
Change in operating assets and liabilities
Restricted cash	(259,289)	(72,890)
Tenant and other receivables	(2,747,811)	(208,501)
Prepaid expenses	(375,097)	(1,853,371)
Accounts payable and accrued expenses	2,347,513	(2,704,999)
Other assets and liabilities, net	1,291,862	(714,820)
Net cash provided by operating activities	16,267,053	4,413,621

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(69,100,000)	(28,955,340)
Investments in mortgage notes receivables	—	(294,000)
Improvements to properties	(2,908,385)	(3,093,770)
Deposits on real estate acquisitions	750,000	(2,000,000)
Construction escrows and other	(25,536)	(106,115)
Net cash used in investing activities	(71,283,921)	(34,449,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(500,544)	(365,198)
Proceeds from draws on term loan/credit facility	76,000,000	32,000,000
Payments on credit facility	(10,500,000)	(133,000,000)
Proceeds from the issuance of OP Units upon exercise of warrants	7,797,408	154,869,414
Distributions to ROIC	—	(10,712,805)
Deferred financing and other costs	(57,008)	(108,038)
Dividends paid to unitholders	(12,303,947)	(9,896,866)
Repurchase of OP Units	(574,159)	(280,974)
Retirement of OP Units	—	(268,550)
Net cash provided by financing activities	59,861,750	32,236,983
Net increase (decrease) in cash and cash equivalents	4,844,882	2,201,379
Cash and cash equivalents at beginning of period	7,919,697	4,692,230
Cash and cash equivalents at end of period	$12,764,579	$6,893,609

Other non-cash investing and financing activities:
Assumed mortgage at fair value	$—	$9,670,900
Intangible lease liabilities	$—	$1,056,997
Interest rate swap asset	$(610,347)	$—
Interest rate swap liabilities	$(322,753)	$1,335,720
Proceeds receivable from exercise of warrants	$(124,800)	$600,000
Accrued real estate improvement costs	$(302,699)	$829,062

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

With the approval of its stockholders, ROIC reincorporated as a Maryland corporation on June 2, 2011.  ROIC began operations as a Delaware corporation, known as NRDC Acquisition Corp., which was incorporated on July 10, 2007, for the purpose of acquiring assets or operating businesses through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination.  On October 20, 2009, ROIC’s stockholders and warrantholders approved the proposals presented at the special meetings of stockholders and warrantholders, respectively, in connection with the transactions contemplated by the Framework Agreement (the “Framework Agreement”) ROIC entered into on August 7, 2009 with NRDC Capital Management, LLC (“NRDC”), which, among other things, set forth the steps to be taken by ROIC to continue its business as a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010.

ROIC’s only material asset is its ownership of direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership. As a result, ROIC does not conduct business itself, other than acting as the parent company and issuing equity from time to time.  The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from warrant exercises and equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”).

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  This guidance is effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted.  The Company elected to early adopt the provisions of this guidance, and adoption did not have a material impact on the Company’s consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheet and modify the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables, the valuation of performance-based restricted stock, stock options, warrants, and derivatives.  Actual results could differ from these estimates.

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

Although it may qualify as a REIT for U.S. federal income tax purposes, ROIC is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary (“TRS”) is fully subject to U.S. federal, state and local income taxes.  For all periods from inception through September 26, 2013 the Operating Partnership had been an entity disregarded from its sole owner, ROIC, for U.S. federal income tax purposes and as such had not been subject to federal income taxes.  Effective September 27, 2013, the Operating Partnership issued 3,290,263 OP Units in connection with the acquisitions of two shopping centers, Crossroads Shopping Center and Five Points Plaza.  Accordingly, the Operating Partnership ceased being a disregarded entity and instead is treated as a partnership for federal income tax purposes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of March 31, 2014, the statute of limitations for the tax years 2010 through and including 2012 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

ROIC intends to make regular quarterly distributions to holders of its common stock in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  If ROIC’s cash available for distribution is less than its net taxable income, it could be required to sell assets or borrow funds to make cash distributions or it may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the three months ended March 31, 2014 and 2013, capitalized costs related to the improvement or replacement of real estate properties were approximately $3.2 million and $3.1 million, respectively.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases).  Acquired lease intangible assets include above-market leases and acquired in-place leases, and acquired lease intangible liabilities represent below-market leases, in the accompanying consolidated balance sheets.  The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management's determination of the relative fair values of these assets.  In valuing an acquired property's intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand.  Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.  Leasing commissions, legal and other related costs (“lease origination costs”) are classified as deferred charges in the accompanying consolidated balance sheets.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods.  The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases is amortized to rental income, over the terms of the respective leases including option periods, if applicable.  The value of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancellable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value.  The Company will record a liability in situations where any part of the cash consideration is deferred.  The amounts payable in the future are discounted to their present value.  The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended March 31, 2014 and 2013 of approximately $218,000 and $409,000, respectively.

Regarding the Company's 2014 property acquisitions (see Note 2), the fair value of in-place leases and other intangibles have not been allocated to intangible asset and liability accounts, as such allocations are preliminary and will be adjusted as final information becomes available.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at March 31, 2014.

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

Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date.  The Company recognizes termination fees in accordance with Securities and Exchange Commission Staff Accounting Bulletin 104, “Revenue Recognition,” when the following conditions are met:  (a) the termination agreement is executed; (b) the termination fee is determinable; (c) all landlord services pursuant to the terminated lease have been rendered; and (d) collectability of the termination fee is assured.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under GAAP have been met.

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at March 31, 2014 and December 31, 2013 was approximately $4.0 million and $3.2 million, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $14.3 million and $14.9 million, as of March 31, 2014 and December 31, 2013, respectively.

Internal Capitalized Leasing Costs

The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals.  These costs are amortized over the life of the respective leases.  During the three months ended March 31, 2014 and 2013, the Company capitalized approximately $202,000 and $187,000, respectively.

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

Earnings Per Share

Basic earnings per share (“EPS”) excludes the impact of dilutive shares and is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock were exercised or converted into shares of common stock and then shared in the earnings of the Company.

During the three months ended March 31, 2014 and 2013, the effect of the 41,400,000 warrants to purchase the Company's common stock  (the “Public Warrants”) issued in connection with the Company's initial public offering (the “IPO”) and the 8,000,000 warrants (the “Private Placement Warrants”) purchased by NRDC simultaneously with the consummation of the IPO, for the period of time these warrants were outstanding during such quarter, were included in the calculation of diluted EPS as the weighted average share price of the Company’s common stock was greater than the exercise price of such warrants during these periods.  See Note 5 to the accompanying consolidated financial statements.

For the three months ended March 31, 2014 and 2013, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period.  Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock.  The performance-based restricted stock awards outstanding under the 2009 Plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net Income	$3,266,243	$2,289,886
Less income attributable to noncontrolling interests	(134,558)	—
Less earnings allocated to unvested shares	(40,652)	(69,750)
Net income available for common stockholders, basic	$3,091,033	$2,220,136

Numerator:
Net Income	$3,266,243	$2,289,886
Less earnings allocated to unvested shares	(40,652)	(69,750)
Net income available for common stockholders, diluted	$3,225,591	$2,220,136

Denominator:
Denominator for basic EPS – weighted average common shares	72,754,747	57,373,417
Warrants	1,010,211	3,314,539
OP units	3,132,042	—
Restricted stock awards - performance-based	84,398	76,593
Stock options	73,860	50,966
Denominator for dilutive EPS - weighted average common shares	77,055,258	60,815,515

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net Income	$3,266,243	$2,289,886
Less earnings allocated to unvested shares	(40,652)	(69,750)
Net income available to unitholders, basic and diluted	$3,225,591	$2,220,136

Denominator:
Denominator for basic earnings per unit – weighted average	75,886,789	57,373,417
Warrants	1,010,211	3,314,539
Restricted stock awards - performance-based	84,398	76,593
Stock options	73,860	50,966
Denominator for dilutive earnings per unit – weighted average	77,055,258	60,815,515

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 6.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  Restricted stock grants vest based upon the completion of a service period (“time-based grants”) and/or the Company meeting certain established financial performance criteria (“performance-based grants”).  Time-based grants are valued according to the market price for the Company’s common stock at the date of grant.  For performance-based grants, a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company’s policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and time-based grants of stock are expensed as compensation on a straight-line basis over the vesting period.  Awards of performance-based grants are expensed as compensation under an accelerated method and are recognized in income regardless of the results of the performance criteria.

Derivatives

The Company records all derivatives on the balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  When the Company terminates a derivative for which cash flow hedging was being applied, the balance which was recorded in Other Comprehensive Income is amortized to interest expense over the remaining contractual term of the swap. The Company includes cash payments made to terminate interest rate swaps as an operating activity on the statement of cash flows, given the nature of the underlying cash flows that the derivative was hedging.

Segment Reporting

The Company’s primary business is the ownership, management, and redevelopment of retail real estate properties.  The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment.  The Company evaluates financial performance using property operating income, defined as operating revenues (base rent and recoveries from tenants), less property and related expenses (property operating expenses and property taxes).  No individual property constitutes more than 10% of the Company’s revenues or property operating income, and the Company has no operations outside of the United States of America.  Therefore, the Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements and notes to conform to the current year presentation.

2.	Real Estate Investments

The following real estate investment transactions have occurred during the three months ended March 31, 2014.

Property Acquisitions

On February 18, 2014, the Company acquired the property known as Tigard Marketplace located in Tigard, Oregon, within the Portland metropolitan area, for a purchase price of approximately $25.1 million.  Tigard Marketplace is approximately 137,000 square feet and is anchored by H-Mart Supermarket. The property was acquired with borrowings under the Company’s credit facility.

On February 28, 2014, the Company acquired the property known as Creekside Plaza located in Poway, California, within the San Diego metropolitan area, for a purchase price of approximately $44.0 million.  Creekside Plaza is approximately 129,000 square feet and is anchored by Stater Brothers Supermarket. The property was acquired with borrowings under the Company’s credit facility.

The financial information set forth below summarizes the Company's preliminary estimated purchase price allocation for the properties acquired during the three months ended March 31, 2014.

March 31, 2014
ASSETS
Land	$13,820,000
Building and improvements	55,280,000
Assets acquired	$69,100,000

With respect to these acquisitions, the fair value of in-place leases and other intangibles have not been allocated to intangible asset and liability accounts.  As such, allocations are preliminary and will be adjusted as final information becomes available.

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three months ended March 31, 2014 and 2013, adjusted to give effect of these transactions as if they had been completed at the beginning of 2013.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	Three Months Ended March 31,
	2014	2013
Statement of operations:
Revenues	$37,227,165	$35,215,417
Property operating and other expenses	20,272,220	17,915,065
Depreciation and amortization	13,437,384	12,824,872
Net income attributable to Retail Opportunity Investments Corp.	$3,517,561	$4,475,480

The following table summarizes the operating results included in the Company's historical consolidated statement of operations for the three months ended March 31, 2014, for the properties acquired during the three months ended March 31, 2014.

Three Months Ended
March 31, 2014
Statement of operations:
Revenues	$541,276
Property operating and other expenses	242,850
Depreciation and amortization	59,821
Net income attributable to Retail Opportunity Investments Corp.	$238,605

3.	Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness.  All debt is held directly or indirectly by the Operating Partnership, however, ROIC has guaranteed the Operating Partnership’s revolving credit facility, term loan, carve-out guarantees on property-level debt, and the Senior Notes Due 2023.

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2014 and December 31, 2013, respectively, were as follows:

Property	Maturity Date	Interest Rate	March 31, 2014	December 31, 2013
Euclid Plaza	November 2014	5.23%	8,116,427	8,158,676
Country Club Gate	January 2015	5.04%	12,171,908	12,236,374
Renaissance Towne Centre	June 2015	5.13%	16,417,049	16,489,812
Crossroads Shopping Center	September 2015	6.50%	49,210,869	49,413,976
Gateway Village III	July 2016	6.10%	7,342,981	7,368,521
Bernardo Heights	July 2017	5.70%	8,705,941	8,748,605
Santa Teresa Village	February 2018	6.20%	10,983,756	11,033,511
			$112,948,931	$113,449,475
Mortgage Premium			4,767,334	5,453,783
Total mortgage notes payable			$117,716,265	$118,903,258

Credit Facilities

The Operating Partnership has a revolving credit facility with several banks which provides for borrowings of up to $350.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $700.0 million, subject to lender consents and other conditions.  The maturity date of the credit facility is August 29, 2017, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

The Operating Partnership has a term loan agreement with several banks.  The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The maturity date of the term loan is August 29, 2017.

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013.  Since receiving the investment grade credit ratings from the two rating agencies, borrowings under the credit facility and term loan accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00% (the “Base Rate”).  Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the loan agreements.  The loan agreements contain customary representations, financial and other covenants.  The Operating Partnership’s ability to borrow under the loan agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis.  The Operating Partnership was in compliance with such covenants at March 31, 2014.

As of March 31, 2014, $200.0 million and $122.4 million were outstanding under the term loan and credit facility, respectively.  The average interest rates on the term loan and the credit facility during the three months ended March 31, 2014 were 1.5% and 1.3%, respectively.  The Company had $227.6 million available to borrow under the credit facility at March 31, 2014.  The Company had no available borrowings under the term loan at March 31, 2014.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes Due 2023 is as follows:

	March 31, 2014	December 31, 2013
Principal amount	$250,000,000	$250,000,000
Unamortized debt discount	(4,074,557)	(4,154,680)
Senior Notes Due 2023:	$245,925,443	$245,845,320

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC.  The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership.  The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting).  The interest expense recognized on the Senior Notes Due 2023 during the three months ended March 31, 2014 includes approximately $3.1 million and $80,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

4.	Preferred Stock of ROIC

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of March 31, 2014 and December 31, 2013, there were no shares of preferred stock outstanding.

5.	Common Stock and Warrants of ROIC

During the year ended December 31, 2011, ROIC entered into an ATM Equity OfferingSM Sales Agreement (“sales agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock, having aggregate sales proceeds of $50.0 million from time to time, through an “at the market” equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the three months ended March 31, 2014, ROIC did not sell any shares under the sales agreement.  Through March 31, 2014, ROIC has sold a total of 3,183,245 shares under the sales agreement, which resulted in gross proceeds of approximately $39.3 million and commissions of approximately $687,600 paid to the agent.

Simultaneously with the consummation of the IPO, NRDC purchased 8,000,000 Private Placement Warrants at a purchase price of $1.00 per warrant.  The Private Placement Warrants were identical to the Public Warrants except that the Private Placement Warrants were exercisable on a cashless basis as long as they were still held by NRDC or its members, members of its members’ immediate family or their controlled affiliates. The purchase price of the Private Placement Warrants approximated the fair value of such warrants at the purchase date.

During the three months ended March 31, 2013, NRDC exercised the outstanding 8,000,000 Private Placement Warrants on a cashless basis pursuant to which ROIC issued 688,500 shares to NRDC.

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

In May 2010, the Company's board of directors authorized a warrant repurchase program to repurchase up to a maximum of $40.0 million of the Company's warrants.  During the three months ended March 31, 2014, the Company did not repurchase any warrants under the program.  During the three months ended March 31, 2014, the third-party warrant holders exercised a total of 639,384 Public Warrants, resulting in a total of $7.7 million of proceeds to the Company.  As of March 31, 2014, 5,303,284 of the 41,400,000 original Public Warrants remain outstanding and no Private Placement Warrants are outstanding.

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock.  During the three months ended March 31, 2014, the Company did not repurchase any shares of common stock under this program.

6.	Stock Compensation for ROIC

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

Restricted Stock

During the three months ended March 31, 2014, the Company awarded 319,500 shares of restricted common stock under the 2009 Plan, of which 118,750 shares are performance-based grants and the remainder of the shares are time-based grants.  The performance-based grants vest in three equal annual tranches, based on pre-defined market-specific performance criteria with vesting dates on January 1, 2015, 2016 and 2017.

A summary of the status of the Company's non-vested restricted stock awards as of March 31, 2014, and changes during the three months ended March 31, 2014, are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	440,650	$11.40
Granted	319,500	$13.41
Vested	(150,009)	$11.11
Non-vested at March 31, 2014	610,141	$12.52

For the three months ended March 31, 2014 and 2013, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $737,000 and $596,000, respectively.

7.	Capital of the Operating Partnership

As of March 31, 2014, the Operating Partnership had 76,477,359 OP Units outstanding.  ROIC owned an approximate 95.9% partnership interest in the Operating Partnership at March 31, 2014, or 73,345,317 OP Units.  The remaining 3,132,042 OP Units are owned by other limited partners.  A share of ROIC’s common stock and the OP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

Effective September 27, 2013, in connection with the acquisition of two shopping centers, the Company issued a total of 3,290,263 OP Units to limited partners.  Subject to certain exceptions, holders may redeem their OP Units, at the option of ROIC, for cash or for shares of ROIC common stock on a one-for-one basis.  If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

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

In October 2013, the Company received notices of redemption for 158,221 OP Units.  The Company elected to redeem the OP Units in cash, and accordingly, a total of $2.2 million was paid to the holders of the respective OP Units.  No such notices of redemption were received during the three months ended March 31, 2014.

The redemption value of the OP Units outstanding at March 31, 2014 (excluding OP Units owned by ROIC), had such units been redeemed at March 31, 2014, was approximately $45.9 million based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding March 31, 2014, which amounted to $14.66 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the revolving credit facility and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.  The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 atMarch 31, 2014 is approximately$257.6 million.  Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $118.2 million with an interest rate range of 2.8% to 3.9% and the weighted average interest rate of 3.2% as of March 31, 2014. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of March 31, 2014:

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Cash Settlement Date
Wells Fargo Bank, N.A.	$25,000,000	4/15/2011	4/15/2021	9/22/2014
Wells Fargo Bank, N.A.	$25,000,000	4/2/2012	4/2/2019	9/22/2014
Royal Bank of Canada	$25,000,000	4/1/2013	4/3/2023	10/31/2014

The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2014:
Assets
Derivative financial instruments	$—	$1,337,897	$—	$1,337,897
Liabilities
Derivative financial instruments	$—	$(2,851,456)	$—	$(2,851,456)

December 31, 2013:
Assets
Derivative financial instruments	$—	$1,948,243	$—	$1,948,243
Liabilities
Derivative financial instruments	$—	$(2,528,703)	$—	$(2,528,703)

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $3.5 million will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2014 and December 31, 2013, respectively:

Derivatives designed as hedging instruments	Balance sheet location	March 31, 2014 Fair Value	December 31, 2013 Fair Value
Interest rate products	Other assets	$1,337,897	$1,948,243
Interest rate products	Other liabilities	$(2,851,456)	$(2,528,703)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2014 and 2013, respectively. Amounts reclassified from other comprehensive income (“OCI”) due to ineffectiveness are recognized as interest expense.

	Three Months Ended March 31,
	2014	2013
Amount of (loss) gain recognized in OCI on derivative	$(1,383,349)	$322,254
Amount of loss reclassified from accumulated OCI into interest	$(883,543)	$(1,197,684)
Amount of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$(643)	$(37,360)

9.	Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The following table represents the Company’s future minimum annual lease payments under operating leases as of March 31, 2014:

Operating Leases
Remaining in 2014	$616,024
2015	825,279
2016	893,333
2017	961,508
2018	965,786
Thereafter	29,048,612
Total minimum lease payments	$33,310,542

In connection with the Operating Partnership’s issuance of OP Units to limited partners (more fully discussed in Note 7), the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership.  The Tax Protection Agreements require the Company, subject to certain exceptions, for a period of 12 years, to indemnify the Crossroads Sellers and Five Points Sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the applicable Tax Protection Agreement, if such liabilities result from a transaction involving a taxable disposition of Crossroads or Five Points Plaza, as applicable, or if the Operating Partnership fails to maintain and allocate to such holders for taxation purposes minimum levels of Operating Partnership liabilities as specified in the Tax Protection Agreement.  The Company has no present intention to sell or otherwise dispose of the properties or interests therein in taxable transactions during the restriction period. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

10.	Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space.  For the three months ended March 31, 2014 and 2013, the Company incurred approximately $8,000 and $5,000, respectively, of expenses relating to the agreements. These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.

11.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from April 1, 2014 to the date the financial statements are issued and discloses the following items:

On April 30, 2014, the Company acquired the property known as North Park Plaza, located in San Jose, California, within the San Francisco Bay Area metropolitan area, for a purchase price of $27.8 million.  North Park Plaza is approximately 77,000 square feet and is anchored by SF Supermarket.  The property was acquired with borrowings under the Company’s credit facility and available cash.

Additionally, the Company has a binding contract to acquire a shopping center for $15.2 million, located in Shoreline, Washington, within the Seattle metropolitan area.  The property is approximately 66,000 square feet and is contiguous to an existing ROIC grocery-anchored shopping center, Aurora Square.  The property under contract, together with Aurora Square, aggregate 104,000 square feet and is anchored by Marshall's (shopping center under contract) and Central Supermarket (the Company's existing shopping center).

Subsequent to March 31, 2014, the Company received notice of warrant exercises for approximately 1.5 million warrants, totaling approximately $18.4 million of proceeds.

On April 30, 2014 the Company’s board of directors declared a cash dividend on its common stock of $0.16 per share, payable on June 27, 2014 to holders of record on June 13, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, we refer to Retail Opportunity Investments Corp. and its consolidated subsidiaries as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise.

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Actual results may differ materially due to uncertainties including:

•	our ability to identify and acquire retail real estate that meet our investment standards in our markets;

•	the level of rental revenue and net interest income we achieve from our assets;

•	the market value of our assets and the supply of, and demand for, retail real estate in which we invest;

•	the state of the U.S. economy generally, or in specific geographic regions;

•	the impact of economic conditions on our business;

•	the conditions in the local markets in which we operate and our concentration in those markets, as well as changes in national economic and market conditions;

•	consumer spending and confidence trends;

•	our ability to enter into new leases or to renew leases with existing tenants at the properties we own or acquire at favorable rates;

•	our ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	the competitive landscape impacting the properties we own or acquire and their tenants;

•	our relationships with our tenants and their financial condition and liquidity;

•	our ability to continue to qualify as a REIT for U.S. federal income tax;

•
our use of debt as part of our financing strategy and our ability to make payments or to comply with any covenants under our senior unsecured notes, our unsecured credit facilities or other debt facilities we currently have or subsequently obtain;

•	the level of our operating expenses, including amounts we are required to pay to our management team and to engage third party property managers;

•	changes in interest rates that could impact the market price of our common stock and the cost of our borrowings;

•	the exercise, or level of exercise, of ROIC’s warrants, exercisable for common stock at an exercise price of $12.00 per share (the “warrants”); and

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs).

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

Overview

Retail Opportunity Investments Corp. (“ROIC”) is organized in an UpREIT format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and ROIC conducts substantially all of its business through, its operating partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), together with its subsidiaries. ROIC reincorporated as a Maryland corporation on June 2, 2011.  ROIC has elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2010.

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of March 31, 2014, ROIC owned an approximate 95.9% partnership interest and other limited partners owned the remaining approximate 4.1% partnership interest in the Operating Partnership.  ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

From the commencement of its operations through March 31, 2014, the Company has completed approximately $1.4 billion of shopping center investments.  As of March 31, 2014, the Company’s portfolio consisted of 57 retail properties totaling approximately 6.2 million square feet of gross leasable area (“GLA”).

As of March 31, 2014, the Company’s portfolio was approximately 94.7% leased.  During the three months ended March 31, 2014, the Company leased or renewed a total of 128,000 square feet in its portfolio.  The Company has committed approximately $277,000 and $84,000 in tenant improvements and leasing commissions, respectively, for the new leases and renewals that occurred during the three months ended March 31, 2014.

Subsequent Events

On April 30, 2014, the Company acquired the property known as North Park Plaza, located in San Jose, California, within the San Francisco Bay Area metropolitan area, for a purchase price of $27.8 million.  North Park Plaza is approximately 77,000 square feet and is anchored by SF Supermarket.  The property was acquired with borrowings under the Company’s credit facility and available cash.

Additionally, the Company has a binding contract to acquire a shopping center for $15.2 million, located in Shoreline, Washington, within the Seattle metropolitan area. The property is approximately 66,000 square feet and is contiguous to an existing ROIC grocery-anchored shopping center, Aurora Square. The property under contract, together with Aurora Square, aggregate 104,000 square feet and is anchored by Marshall's (shopping center under contract) and Central Supermarket (the Company's existing shopping center).

Subsequent to March 31, 2014, the Company received notice of warrant exercises for approximately 1.5 million warrants, totaling approximately $18.4 million of proceeds.

On April 30, 2014, the Company’s board of directors declared a cash dividend on its common stock of $0.16 per share, payable on June 27, 2014 to holders of record on June 13, 2014.

Results of Operations

At March 31, 2014, the Company had 57 properties, all of which are consolidated (“consolidated properties”) in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of March 31, 2014. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended March 31, 2014 and 2013.

		Three Months Ended March 31,
		2014	2013

Operating income per GAAP		$10,140,441	$5,883,843
Plus:	Depreciation and amortization	13,364,066	8,881,130
	General and administrative expenses	2,560,852	2,767,687
	Acquisition transaction costs	217,733	408,836
	Other expenses (income)	216,830	(31,106)
Less:	Mortgage interest income	—	(204,059)
Property operating income		$26,499,922	$17,706,331

The following comparison for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, makes reference to the effect of the same-store properties. Same-store properties represent all operating properties owned by the Company in the same manner during the entirety of both periods which totaled 43 of the Company’s 57 consolidated properties.

The table below provides a reconciliation of operating income in accordance with GAAP to property operating income for the three months ended March 31, 2014 and 2013 related to the 43 same-store properties owned by the Company during the entirety of both periods.

		Three Months Ended March 31,
		2014	2013

Same-store operating income per GAAP		$9,063,230	$8,789,839
Plus:	Depreciation and amortization	8,886,926	8,453,097
	Acquisition transaction costs	5,025	38,375
Same-store property operating income		$17,955,181	$17,281,311

During the three months ended March 31, 2014, the Company generated property operating income of approximately $26.5 million compared to property operating income of $17.7 million generated during the three months ended March 31, 2013.  Property operating income increased by $8.8 million during the three months ended March 31, 2014 primarily as a result of an increase in the number of properties owned by the Company in 2014 compared to 2013 and an increase in same-store properties’ operating income.  As of March 31, 2014, the Company owned 57 consolidated properties as compared to 46 properties at March 31, 2013. The newly acquired properties increased property operating income in 2014 by approximately $8.1 million.  The 43 same-store properties increased property operating income by approximately $674,000.

Mortgage interest income

The Company generated interest income from mortgage notes receivable during the three months ended March 31, 2013 of approximately $204,000 and no comparable income recorded during the three months ended March 31, 2014.  This decrease was a result of the cancellation of the Company’s loan to the Crossroads joint venture in connection with the Company’s acquisition of the remaining partnership interests in the Crossroads Shopping Center from its joint venture partner in September 2013.  As of March 31, 2014, the Company has no remaining investments in mortgage loans on real estate.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended March 31, 2014 of approximately $13.4 million compared to approximately $8.9 million incurred during the three months ended March 31, 2013. Depreciation and amortization expenses were higher in 2014 as a result of an increase in the number of properties owned by the Company in 2014 compared to 2013.

General and administrative expenses

The Company incurred general and administrative expenses during the three months ended March 31, 2014 of approximately $2.6 million compared to approximately $2.8 million incurred during the three months ended March 31, 2013. General and administrative expenses decreased approximately $207,000 primarily due to expenses incurred in 2013 related to the hiring of the Company’s accounting personnel as a result of the office relocation from New York to San Diego.

Acquisition transaction costs

The Company incurred property acquisition costs during the three months ended March 31, 2014 of approximately $218,000 compared to approximately $409,000 incurred during the three months ended March 31, 2013.  Property acquisition costs were lower in 2014 primarily due to the timing of acquisitions during the respective periods.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended March 31, 2014 of approximately $6.9 million compared to approximately $3.8 million during the three months ended March 31, 2013.  The increase of approximately $3.0 million was primarily due to additional interest incurred related to the Senior Notes Due 2023 which were issued in December 2013.

Equity in earnings from unconsolidated joint venture

During the three months ended March 31, 2013, the Company recorded equity in earnings from unconsolidated joint venture of approximately $231,000 and no comparable income recorded during the three months ended March 31, 2014.  This decrease was a result of the consolidation of Crossroads Shopping Center in September 2013.  As of March 31, 2014, the Company has no remaining unconsolidated joint ventures.

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

The Financial Accounting Standards Board (“FASB”) guidance relating to business combinations requires, among other things, an acquirer of a business (or investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, the costs of acquisitions will reduce our FFO. For the three months ended March 31, 2014 and 2013, the Company expensed $218,000, and $409,000, respectively, relating to real estate acquisitions.

While the Company does not have any joint ventures as of March 31, 2014, in the future, the Company may acquire the remaining interests from its joint venture partners it does not already own.  At that time, a gain or loss may be recorded, in accordance with GAAP, based on the Company’s determination of the fair value of the properties at the time of any such purchase of the remaining interests in the properties.  Accordingly, the amount of the gain or loss will increase or decrease, respectively, our FFO.  The Company did not record any such gain or loss during the three months ended March 31, 2014 or 2013.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013

Net income attributable to ROIC	$3,131,685	$2,289,886
Plus: Real property depreciation	6,692,630	4,248,789
Amortization of tenant improvements and allowances	1,924,011	1,180,376
Amortization of deferred leasing costs	4,747,425	3,451,965
Depreciation attributable to unconsolidated joint ventures	—	352,076
Funds from operations	$16,495,751	$11,523,092

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at March 31, 2014.

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

During the three months ended March 31, 2014, the Company’s primary source of cash was distributions from the Operating Partnership and proceeds from the exercise of warrants.  As of March 31, 2014, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

During the year ended December 31, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement (“sales agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock, having aggregate sales proceeds of $50.0 million from time to time, through an “at the market” equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the three months ended March 31, 2014, the Company did not sell any shares under the sales agreement.

For the three months ended March 31, 2014, dividends paid to stockholders totaled approximately $11.8 million.  On a consolidated basis, cash flows from operations for the same period totaled approximately $16.3 million.  For the three months ended March 31, 2013, dividends paid to stockholders totaled approximately $9.9 million.  On a consolidated basis, cash flows from operations for the same period totaled approximately $4.4 million.  The deficiency of $5.5 million was funded through a borrowing by the Operating Partnership under the credit facility.  In the future, it is expected that the cash flows from stabilized properties will be sufficient to cover the dividends paid to stockholders.

Potential future sources of capital for the Company include debt and equity issuances, and if the value of its common stock continues to exceed the exercise price of its warrants, proceeds from the exercise of warrants from time to time through expiration in October 2014.

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

During three months ended March 31, 2014, the Operating Partnership’s primary sources of cash were (i) proceeds from bank borrowings, (ii) proceeds from warrant exercises that were contributed to the Operating Partnership, and (iii) cash flow from operations.  As of March 31, 2014, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

The Operating Partnership has a revolving credit facility with several banks which provides for borrowings of up to $350.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $700.0 million, subject to lender consents and other conditions.  The maturity date of the credit facility is August 29, 2017, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

The Operating Partnership has a term loan agreement with several banks. The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The maturity date of the term loan is August 29, 2017. The agreements contain customary representations, financial and other covenants.  The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions.  The Operating Partnership was in compliance with such covenants at March 31, 2014.

As of March 31, 2014, $200.0 million and $122.4 million were outstanding under the term loan and credit facility, respectively.  The average interest rates on the term loan and credit facility during the three months ended March 31, 2014 were 1.5% and 1.3%, respectively.  The Company had $227.6 million available to borrow under the credit facility at March 31, 2014. The Company had no available borrowings under the term loan.

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013.  Since receiving the investment grade credit ratings from the two rating agencies, borrowings under the loan agreements accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of ROIC, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the loan agreements.

In December 2013, the Operating Partnership issued $250.0 million aggregate principal amount of 5.000% unsecured senior notes which were fully and unconditionally guaranteed by the Company.  Proceeds from this offering were used to repay borrowings under the Company’s credit facility.

While the Operating Partnership generally intends to hold its assets as long term investments, certain of its investments may be sold in order to manage the Operating Partnership’s interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Three Months Ended March 31,
	2014	2013

Net Cash Provided by (Used in):
Operating Activities	$16,267,053	$4,413,621
Investing Activities	$(71,283,921)	$(34,449,225)
Financing Activities	$59,861,750	$32,236,983

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $16.3 million in the three months ended March 31, 2014, compared to $4.4 million in the comparable period in 2013. During the three months ended March 31, 2014, cash flows from operating activities increased by approximately $11.9 million primarily due to property operating income of approximately $8.8 million and changes in working capital accounts of approximately $5.8 million, offset by an increase in interest expense of approximately $3.0 million.

Investing Activities

Net cash flows used in investing activities amounted to $71.3 million in the three months ended March 31, 2014, compared to $34.4 million in the comparable period in 2013. During the three months ended March 31, 2014, cash flows used in investing activities increased by approximately $36.8 million, primarily due to an increase in investments in real estate of approximately $40.1 million, offset by a decrease in deposits for real estate acquisitions of approximately $2.7 million.

Financing Activities

Net cash flows provided by financing activities amounted to $59.9 million for the three months ended March 31, 2014, compared to $32.2 million in the comparable period in 2013. During the three months ended March 31, 2014, cash flows provided by financing activities increased by approximately $27.6 million, primarily due to the increase of $44.0 million in proceeds from the credit facility, a decrease in payments on the credit facility of $122.5 million and a decrease in the payments to acquire warrants of approximately $10.7 million.  This increase was offset by a decrease in proceeds received from the exercise of warrants of approximately $147.1 million.

Contractual Obligations

The following table presents the principal amount of the Company's long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at March 31, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$9,502,100	$77,267,004	$7,582,838	$8,460,412	$10,136,577	$—	$112,948,931
Mortgage Notes Payable Interest	5,002,666	4,427,961	1,317,579	910,889	104,635	—	11,763,730
Term loan(2)	—	—	—	200,000,000	—	—	200,000,000
Credit facility (2)	—	—	—	122,450,000	—	—	122,450,000
Senior Notes Due 2023 (3)	13,298,611	12,500,000	12,500,000	12,500,000	12,500,000	311,979,167	375,277,778
Operating lease obligations	616,024	825,279	893,333	961,508	965,786	29,048,612	33,310,542
Total	$28,419,401	$95,020,244	$22,293,750	$345,282,809	$23,706,998	$341,027,779	$855,750,981

(1)	Does not include unamortized mortgage premium of $4.8 million as of March 31, 2014.

(2)
For the purpose of the above table, the Company has assumed that borrowings under the loan agreements accrue interest at the average interest rate on the term loan and credit facility during the three months ended March 31, 2014 which was 1.5% and 1.3%, respectively.  Borrowings under the term loan and credit facility bear interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(3)	Represents both principal and interest.

The Company has committed approximately $277,000 and $84,000 in tenant improvements and leasing commissions, respectively, for the new leases and renewals that occurred during the three months ended March 31, 2014.  As of March 31, 2014, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of March 31, 2014, the Company does not have any off-balance sheet arrangements.

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

The Operating Partnership has a revolving credit facility with several banks which provides for borrowings of up to $350.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $700.0 million, subject to lender consents and other conditions.  The maturity date of the credit facility is August 29, 2017, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.  Additionally, in December 2013, the Operating Partnership issued $250.0 million aggregate principal amount of 5.000% unsecured senior notes which were fully and unconditionally guaranteed by the Company.

The Company may borrow on a non-recourse basis at the corporate level or Operating Partnership level.  Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is secured only by specific assets without recourse to other assets of the borrower or any of its subsidiaries.  Even with non-recourse indebtedness, however, a borrower or its subsidiaries will likely be required to guarantee against certain breaches of representations and warranties such as those relating to the absence of fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentations.  Because non-recourse financing generally restricts the lender’s claim on the assets of the borrower, the lender generally may only proceed against the asset securing the debt.  This may protect the Company’s other assets.

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

As of March 31, 2014, the Company had $322.4 million of variable rate debt outstanding.  As of March 31, 2014, the Company has primarily used fixed-rate debt and forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 8, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company previously entered into five interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  During the year ended December 31, 2013, the Company settled two of its interest rate swaps in accordance with their settlement dates, and accordingly, has three remaining interest rate swaps as of March 31, 2014.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of March 31, 2014, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	March 31, 2014 Value	Increase 50 basis points	Increase 100 basis points
$25,000,000	(4,073,430)	(3,187,772)	(2,301,981)	(1,446,841)	(622,568)
$25,000,000	(1,706,799)	(1,132,655)	(550,950)	43,035	620,804
$25,000,000	(657,800)	355,006	1,338,428	2,303,589	3,224,109

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

During the three months ended March 31, 2014, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the three months ended March 31, 2014, there was no change in the Operating Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A.  Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no significant changes to our risk factors during the three months ended March 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, ROIC purchased the following:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	39,005	$14.72	—	—
February 1, 2014 to February 28, 2014	—	—	—	—
March 1, 2014 to March 31, 2014	—	—	—	—
Total	39,005	$14.72	—	—

(1)
 Represents shares repurchased by the Company in connection with the net share settlement to cover the minimum taxes on vesting of restricted stock issued under the Company's 2009 Equity Incentive Plan that vested.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1	Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor .(1)

3.2	Articles of Amendment and Restatement of Retail Opportunity Investments Corp.(1)

3.3	Bylaws of Retail Opportunity Investments Corp.(1)

3.4
Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP dated as of September 27, 2013 among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto (2)

4.1	Specimen Unit Certificate.(3)

4.2	Specimen Common Stock Certificate.(3)

4.3	Specimen Warrant Certificate.(3)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company NRDC Acquisition Corp.(4)

4.5	Supplement and Amendment to Warrant Agreement by and between NRDC Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of October 20, 2009.(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

RETAIL OPPORTUNITY INVESTMENTS CORP.		RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant		Registrant

/s/ Stuart A. Tanz		/s/ Stuart A. Tanz
Name:	Stuart A. Tanz	Name:	Stuart A. Tanz
Title:	Chief Executive Officer	Title:	Chief Executive Officer
Date:	May 1, 2014	Date:	May 1, 2014

/s/ Michael B. Haines		/s/ Michael B. Haines
Name:	Name: Michael B. Haines	Name:	Name: Michael B. Haines
Title:	Chief Financial Officer	Title:	Chief Financial Officer
Date:	May 1, 2014	Date:	May 1, 2014