Form 10-Q
period 2014-06-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2014-07-31
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 91,090,301 shares of common stock, par value $0.0001 per share, outstanding as of July 29, 2014.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2014 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which ROIC is the parent company and general partner.  Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership.  Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust (“REIT”) and as of June 30, 2014, ROIC owned an approximate 96.6% partnership interest and other limited partners owned the remaining 3.4% partnership interest in the Operating Partnership.  Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

There are a few differences between ROIC and the Operating Partnership, which are reflected in the disclosures in this report.  The Company believes it is important to understand the differences between ROIC and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company.  ROIC is a REIT, whose only material asset is its ownership of direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership.  As a result, ROIC does not conduct business itself, other than acting as the parent company of the Operating Partnership and issuing equity from time to time. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity.  Except for net proceeds from warrant exercises and equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”).

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Real Estate Investments:
Land	$523,196,947	$458,252,028
Building and improvements	1,161,380,007	914,181,620
	1,684,576,954	1,372,433,648
Less: accumulated depreciation	69,716,583	57,499,980
Real Estate Investments, net	1,614,860,371	1,314,933,668
Cash and cash equivalents	9,537,945	7,919,697
Restricted cash	1,223,053	1,298,666
Tenant and other receivables, net	25,435,735	20,389,068
Deposits	25,000	775,000
Acquired lease intangible assets, net of accumulated amortization	74,316,694	55,887,471
Prepaid expenses	815,737	1,371,296
Deferred charges, net of accumulated amortization	38,315,993	33,121,980
Other	2,409,026	3,392,997
Total assets	$1,766,939,554	$1,439,089,843

LIABILITIES AND EQUITY
Liabilities:
Term loan	$200,000,000	$200,000,000
Credit facility	121,750,000	56,950,000
Senior Notes Due 2023	246,006,615	245,845,320
Mortgage notes payable	116,537,497	118,903,258
Acquired lease intangible liabilities, net of accumulated amortization	115,023,731	85,283,882
Accounts payable and accrued expenses	9,424,158	11,923,998
Tenants’ security deposits	3,706,544	3,422,910
Other liabilities	18,621,782	11,350,409
Total liabilities	831,070,327	733,679,777

Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 90,489,973 and 72,445,767 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	9,043	7,238
Additional paid-in-capital	977,242,954	732,701,858
Dividends in excess of earnings	(62,662,696)	(47,616,570)
Accumulated other comprehensive loss	(10,124,044)	(8,969,137)
Total Retail Opportunity Investments Corp. stockholders' equity	904,465,257	676,123,389
Non-controlling interests	31,403,970	29,286,677
Total equity	935,869,227	705,410,066
Total liabilities and equity	$1,766,939,554	$1,439,089,843

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues
Base rents	$28,134,808	$20,161,341	$55,671,712	$39,510,902
Recoveries from tenants	8,379,966	5,474,089	15,993,807	10,219,377
Mortgage interest	—	208,197	—	412,256
Other income	400,060	219,839	1,599,451	305,380
Total revenues	36,914,834	26,063,466	73,264,970	50,447,915

Operating expenses
Property operating	5,935,126	4,081,626	12,197,166	8,240,507
Property taxes	3,817,362	2,782,806	7,405,536	5,097,984
Depreciation and amortization	14,257,274	9,176,706	27,621,340	18,057,836
General and administrative expenses	2,775,877	2,727,039	5,336,729	5,494,726
Acquisition transaction costs	311,098	519,532	528,831	928,368
Other expense	130,080	186,062	346,910	154,956
Total operating expenses	27,226,817	19,473,771	53,436,512	37,974,377

Operating income	9,688,017	6,589,695	19,828,458	12,473,538
Non-operating income (expenses)
Interest expense and other finance expenses	(6,955,781)	(3,445,396)	(13,829,979)	(7,270,547)
Equity in earnings from unconsolidated joint venture	—	40,242	—	271,436
Gain on sale of real estate	3,318,526	—	3,318,526	—
Income from continuing operations	6,050,762	3,184,541	9,317,005	5,474,427
Loss from discontinued operations	—	(713,529)	—	(713,529)
Net income	6,050,762	2,471,012	9,317,005	4,760,898
Net income attributable to non-controlling interests	(217,012)	—	(351,570)	—
Net Income Attributable to Retail Opportunity Investments Corp.	$5,833,750	$2,471,012	$8,965,435	$4,760,898

Net earnings per share - basic:
Income from continuing operations	$0.08	$0.05	$0.12	$0.09
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net earnings per share (1)	$0.08	$0.04	$0.12	$0.07

Net income per share - diluted:
Income from continuing operations	$0.07	$0.04	$0.12	$0.08
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net earnings per share	$0.07	$0.03	$0.12	$0.07

Dividends per common share	$0.16	$0.15	$0.32	$0.30

Comprehensive income:
Net income	$6,050,762	$2,471,012	$9,317,005	$4,760,898
Other comprehensive (loss) income
Unrealized (loss) gain on swap derivative
Unrealized swap derivative (loss) gain arising during the period	(1,543,058)	5,739,808	(2,926,407)	6,062,062
Reclassification adjustment for amortization of interest expense included in net income	887,957	1,172,818	1,771,500	2,370,502
Other comprehensive (loss) income	(655,101)	6,912,626	(1,154,907)	8,432,564
Comprehensive income	5,395,661	9,383,638	8,162,098	13,193,462
Comprehensive income attributable to non-controlling interests	(217,012)	—	(351,570)	—
Comprehensive income attributable to Retail Opportunity Investments Corp.	$5,178,649	$9,383,638	$7,810,528	$13,193,462
_______________________
(1) Earnings per share may not add due to rounding.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statement of Equity
(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non- controlling interests	Equity
Balance at December 31, 2013	72,445,767	$7,238	$732,701,858	$(47,616,570)	$(8,969,137)	$29,286,677	$705,410,066
Shares issued under the 2009 Plan	317,671	32	(32)	—	—	—	—
Repurchase of common stock	(39,005)	(4)	(574,155)	—	—	—	(574,159)
Cancellation of restricted stock units	(3,333)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,705,742	—	—	—	1,705,742
Proceeds from the exercise of warrants	3,393,873	339	40,726,137	—	—	—	40,726,476
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,767,977)	—	—	2,767,977	—
Proceeds from the issuance of common stock	14,375,000	1,438	214,904,813	—	—	—	214,906,251
Registration expenditures	—	—	(9,453,432)	—	—	—	(9,453,432)
Cash dividends ($0.32 per share/unit)	—	—	—	(23,942,229)	—	(1,002,254)	(24,944,483)
Dividends payable to officers	—	—	—	(69,332)	—	—	(69,332)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	8,965,435	—	—	8,965,435
Net income attributable to non-controlling interests				—	—	351,570	351,570
Other comprehensive loss	—	—	—	—	(1,154,907)	—	(1,154,907)
Balance at June 30, 2014	90,489,973	$9,043	$977,242,954	$(62,662,696)	$(10,124,044)	$31,403,970	$935,869,227

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,317,005	$4,760,898
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,621,340	18,057,836
Amortization of deferred financing costs and mortgage premiums, net	(167,056)	176,579
Straight-line rent adjustment	(648,354)	(1,737,266)
Amortization of above and below market rent	(3,555,365)	(2,045,464)
Amortization relating to stock based compensation	1,705,742	1,346,155
Provisions for tenant credit losses	1,171,683	451,475
Equity in earnings from unconsolidated joint venture	—	(271,436)
Other noncash interest expense	865,301	—
Gain on sale of real estate	(3,318,526)	—
Loss on sale of discontinued operations	—	713,529
Other	—	308,652
Change in operating assets and liabilities
Restricted cash	(72,097)	(214,037)
Tenant and other receivables	(5,806,128)	(1,360,807)
Prepaid expenses	534,690	549,838
Accounts payable and accrued expenses	(3,276,328)	(1,940,459)
Other assets and liabilities, net	5,069,605	(1,052,625)
Net cash provided by operating activities	29,441,512	17,742,868

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(322,683,558)	(170,955,340)
Proceeds from sale of real estate	15,573,617	5,607,612
Investments in mortgage notes receivables	—	(294,000)
Improvements to properties	(6,436,173)	(8,499,196)
Deposits on real estate acquisitions	750,000	(2,250,000)
Construction escrows and other	147,710	(145,012)
Net cash used in investing activities	(312,648,404)	(176,535,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(992,863)	(712,467)
Proceeds from draws on term loan/credit facility	298,300,000	182,150,000
Payments on credit facility	(233,500,000)	(196,000,000)
Payment of contingent consideration	—	(1,864,370)
Proceeds from exercise of warrants	40,911,276	220,371,366
Payments to acquire warrants	—	(21,989,860)
Distributions to OP Unitholders	(1,002,254)	—
Deferred financing and other costs	(64,758)	(122,318)
Proceeds from the issuance of common stock	214,906,251	—
Registration expenditures	(9,164,365)	(34,870)
Dividends paid to common stockholders	(23,993,988)	(20,746,971)
Repurchase of common stock	(574,159)	(280,974)
Retirement of options	—	(274,830)
Net cash provided by financing activities	284,825,140	160,494,706
Net increase in cash and cash equivalents	1,618,248	1,701,638
Cash and cash equivalents at beginning of period	7,919,697	4,692,230
Cash and cash equivalents at end of period	$9,537,945	$6,393,868

Other non-cash investing and financing activities – increase (decrease):
Assumed mortgage at fair value	$—	$9,670,900
Intangible lease liabilities	$35,310,821	$3,670,775
Interest rate swap asset	$(1,166,720)	$1,379,186
Interest rate swap liabilities	$853,825	$(6,911,087)
Proceeds receivable from exercise of warrants	$(184,800)	$—
Accrued real estate improvement costs	$395,894	$390,614

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Real Estate Investments:
Land	$523,196,947	$458,252,028
Building and improvements	1,161,380,007	914,181,620
	1,684,576,954	1,372,433,648
Less: accumulated depreciation	69,716,583	57,499,980
Real Estate Investments, net	1,614,860,371	1,314,933,668
Cash and cash equivalents	9,537,945	7,919,697
Restricted cash	1,223,053	1,298,666
Tenant and other receivables, net	25,435,735	20,389,068
Deposits	25,000	775,000
Acquired lease intangible assets, net of accumulated amortization	74,316,694	55,887,471
Prepaid expenses	815,737	1,371,296
Deferred charges, net of accumulated amortization	38,315,993	33,121,980
Other	2,409,026	3,392,997
Total assets	$1,766,939,554	$1,439,089,843

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$200,000,000	$200,000,000
Credit facility	121,750,000	56,950,000
Senior Notes Due 2023	246,006,615	245,845,320
Mortgage notes payable	116,537,497	118,903,258
Acquired lease intangible liabilities, net of accumulated amortization	115,023,731	85,283,882
Accounts payable and accrued expenses	9,424,158	11,923,998
Tenants’ security deposits	3,706,544	3,422,910
Other liabilities	18,621,782	11,350,409
Total liabilities	831,070,327	733,679,777

Commitments and contingencies	—	—

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	914,589,301	685,092,526
Limited partners’ capital (consists of limited partnership interests held by third parties)	31,403,970	29,286,677
Accumulated other comprehensive loss	(10,124,044)	(8,969,137)
Total capital	935,869,227	705,410,066
Total liabilities and capital	$1,766,939,554	$1,439,089,843

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues
Base rents	$28,134,808	$20,161,341	$55,671,712	$39,510,902
Recoveries from tenants	8,379,966	5,474,089	15,993,807	10,219,377
Mortgage interest	—	208,197	—	412,256
Other income	400,060	219,839	1,599,451	305,380
Total revenues	36,914,834	26,063,466	73,264,970	50,447,915

Operating expenses
Property operating	5,935,126	4,081,626	12,197,166	8,240,507
Property taxes	3,817,362	2,782,806	7,405,536	5,097,984
Depreciation and amortization	14,257,274	9,176,706	27,621,340	18,057,836
General and administrative expenses	2,775,877	2,727,039	5,336,729	5,494,726
Acquisition transaction costs	311,098	519,532	528,831	928,368
Other expense	130,080	186,062	346,910	154,956
Total operating expenses	27,226,817	19,473,771	53,436,512	37,974,377

Operating income	9,688,017	6,589,695	19,828,458	12,473,538
Non-operating income (expenses)
Interest expense and other finance expenses	(6,955,781)	(3,445,396)	(13,829,979)	(7,270,547)
Equity in earnings from unconsolidated joint venture	—	40,242	—	271,436
Gain on sale of real estate	3,318,526	—	3,318,526	—
Income from continuing operations	6,050,762	3,184,541	9,317,005	5,474,427
Loss from discontinued operations	—	(713,529)	—	(713,529)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$6,050,762	$2,471,012	$9,317,005	$4,760,898

Net earnings per unit - basic:
Income from continuing operations	$0.07	$0.05	$0.12	$0.09
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net earnings per unit (1)	$0.07	$0.04	$0.12	$0.07

Net income per unit - diluted:
Income from continuing operations	$0.07	$0.04	$0.12	$0.08
Loss from discontinued operations	—	(0.01)	—	(0.01)
Net earnings per unit	$0.07	$0.03	$0.12	$0.07

Distributions per unit	$0.16	$0.15	$0.32	$0.30

Comprehensive income:
Net income	$6,050,762	$2,471,012	$9,317,005	$4,760,898
Other comprehensive (loss) income
Unrealized (loss) gain on swap derivative
Unrealized swap derivative (loss) gain arising during the period	(1,543,058)	5,739,808	(2,926,407)	6,062,062
Reclassification adjustment for amortization of interest expense included in net income	887,957	1,172,818	1,771,500	2,370,502
Other comprehensive (loss) income	(655,101)	6,912,626	(1,154,907)	8,432,564
Comprehensive income	$5,395,661	$9,383,638	$8,162,098	$13,193,462
_______________________
(1) Earnings per share may not add due to rounding.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statement of Partners’ Capital
(unaudited)

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Capital
Balance at December 31, 2013	3,132,042	$29,286,677	72,445,767	$685,092,526	$(8,969,137)	$705,410,066
OP units issued under the 2009 Plan	—	—	317,671	—	—	—
Repurchase of OP Units	—	—	(39,005)	(574,159)	—	(574,159)
Cancellation of OP Units	—	—	(3,333)	—	—	—
Stock based compensation expense	—	—	—	1,705,742	—	1,705,742
Issuance of OP Units upon exercise of warrants	—	—	3,393,873	40,726,476	—	40,726,476
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,767,977	—	(2,767,977)	—	—
Issuance of OP Units in connection with common stock offering	—	—	14,375,000	214,906,251	—	214,906,251
Registration expenditures	—	—	—	(9,453,432)	—	(9,453,432)
Cash distributions ($0.32 per unit)	—	(1,002,254)	—	(23,942,229)	—	(24,944,483)
Dividends payable to officers	—	—	—	(69,332)	—	(69,332)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	351,570	—	8,965,435	—	9,317,005
Other comprehensive loss	—	—	—	—	(1,154,907)	(1,154,907)
Balance at June 30, 2014	3,132,042	$31,403,970	90,489,973	$914,589,301	$(10,124,044)	$935,869,227
_______________________
(1)	Consists of limited partnership interests held by third parties.
(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,317,005	$4,760,898
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,621,340	18,057,836
Amortization of deferred financing costs and mortgage premiums, net	(167,056)	176,579
Straight-line rent adjustment	(648,354)	(1,737,266)
Amortization of above and below market rent	(3,555,365)	(2,045,464)
Amortization relating to stock based compensation	1,705,742	1,346,155
Provisions for tenant credit losses	1,171,683	451,475
Equity in earnings from unconsolidated joint venture	—	(271,436)
Other noncash interest expense	865,301	—
Gain on sale of real estate	(3,318,526)	—
Loss on sale of discontinued operations	—	713,529
Other	—	308,652
Change in operating assets and liabilities
Restricted cash	(72,097)	(214,037)
Tenant and other receivables	(5,806,128)	(1,360,807)
Prepaid expenses	534,690	549,838
Accounts payable and accrued expenses	(3,276,328)	(1,940,459)
Other assets and liabilities, net	5,069,605	(1,052,625)
Net cash provided by operating activities	29,441,512	17,742,868

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(322,683,558)	(170,955,340)
Proceeds from sale of real estate	15,573,617	5,607,612
Investments in mortgage notes receivables	—	(294,000)
Improvements to properties	(6,436,173)	(8,499,196)
Deposits on real estate acquisitions	750,000	(2,250,000)
Construction escrows and other	147,710	(145,012)
Net cash used in investing activities	(312,648,404)	(176,535,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(992,863)	(712,467)
Proceeds from draws on term loan/credit facility	298,300,000	182,150,000
Payments on credit facility	(233,500,000)	(196,000,000)
Payment of contingent consideration	—	(1,864,370)
Proceeds from the issuance of OP Units upon exercise of warrants	40,911,276	220,371,366
Deferred financing and other costs	(64,758)	(122,318)
Proceeds from the issuance of OP Units in connection with common stock offering	214,906,251	—
Distributions to ROIC	(9,164,365)	(22,024,730)
Distributions to Unitholders	(24,996,242)	(20,746,971)
Repurchase of OP Units	(574,159)	(280,974)
Retirement of OP Units	—	(274,830)
Net cash provided by financing activities	284,825,140	160,494,706
Net increase in cash and cash equivalents	1,618,248	1,701,638
Cash and cash equivalents at beginning of period	7,919,697	4,692,230
Cash and cash equivalents at end of period	$9,537,945	$6,393,868

Other non-cash investing and financing activities – increase (decrease):
Assumed mortgage at fair value	$—	$9,670,900
Intangible lease liabilities	$35,310,821	$3,670,775
Interest rate swap asset	$(1,166,720)	$1,379,186
Interest rate swap liabilities	$853,825	$(6,911,087)
Proceeds receivable from exercise of warrants	$(184,800)	$—
Accrued real estate improvement costs	$395,894	$390,614

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  This guidance is effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted.  The Company elected to early adopt the provisions of this guidance.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.”  The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards.  The pronouncement is effective for reporting periods beginning after December 15, 2016.  The Company is in the process of evaluating the impact this pronouncement will have on the Company’s consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of June 30, 2014, the statute of limitations for the tax years 2010 through and including 2012 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the six months ended June 30, 2014 and 2013, capitalized costs related to the improvement or replacement of real estate properties were approximately $6.8 million and $8.5 million, respectively.

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

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended June 30, 2014 and 2013 of approximately $311,000 and $520,000, respectively, and approximately $529,000 and $928,000 during the six months ended June 30, 2014 and 2013, respectively.

Regarding the Company's 2014 property acquisitions (see Note 2), the fair value of in-place leases and other intangibles have been allocated to intangible asset and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement.  The application of these criteria can be complex and requires the Company to make assumptions. Management has determined that all of these criteria were met for all real estate sold during the periods presented.

In June 2014, the Company sold the Phillips Village Shopping Center, a non-core shopping center located in Pomona, California with an occupancy rate of approximately 10.4% as of May 31, 2014. The sales price of this property of approximately $16.0 million, less costs to sell, resulted in net proceeds to the Company of approximately $15.6 million.  The Company recorded a gain on sale of property of approximately $3.3 million for the three and six months ended June 30, 2014.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at June 30, 2014.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at June 30, 2014 and December 31, 2013 was approximately $3.6 million and $3.2 million, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $15.9 million and $14.9 million, as of June 30, 2014 and December 31, 2013, respectively.

Internal Capitalized Leasing Costs

The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals.  These costs are amortized over the life of the respective leases.  During the three months ended June 30, 2014 and 2013, the Company capitalized approximately $234,000 and $129,000, respectively.  During the six months ended June 30, 2014 and 2013, the Company capitalized approximately $436,000 and $316,000, respectively.

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

During the three and six months ended June 30, 2014 and 2013 the effect of the 41,400,000 warrants to purchase ROIC’s common stock  (the “Public Warrants”) issued in connection with ROIC’s initial public offering (the “IPO”) and the 8,000,000 warrants (the “Private Placement Warrants”) purchased by NRDC simultaneously with the consummation of the IPO, for the period of time these warrants were outstanding during such period, were included in the calculation of diluted EPS as the weighted average share price of ROIC’s common stock was greater than the exercise price of such warrants during these periods.  See Note 5 to the accompanying consolidated financial statements.

For the three and six months ended June 30, 2014 and 2013, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period.  Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock.  The performance-based restricted stock awards outstanding under the 2009 Plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$6,050,762	$3,184,541	$9,317,005	$5,474,427
Less income from continuing operations attributable to non-controlling interest	(217,012)	—	(351,570)	—
Less earnings allocated to unvested shares	(45,053)	(51,572)	(85,705)	(101,660)
Income from continuing operations available for common shareholders, basic	5,788,697	3,132,969	8,879,730	5,372,767
Loss from discontinued operations available to common shareholders, basic	—	(713,529)	—	(713,529)
Net income available for common stockholders, basic	$5,788,697	$2,419,440	$8,879,730	$4,659,238

Numerator:
Income from continuing operations	$6,050,762	$3,184,541	$9,317,005	$5,474,427
Less earnings allocated to unvested shares	(45,053)	(51,572)	(85,705)	(101,660)
Income from continuing operations available for common shareholders, diluted	6,005,709	3,132,969	9,231,300	5,372,767
Loss from discontinued operations available to common shareholders, diluted	—	(713,529)	—	(713,529)
Net income available for common stockholders, diluted	$6,005,709	$2,419,440	$9,231,300	$4,659,238

Denominator:
Denominator for basic EPS – weighted average common equivalent shares	76,998,054	67,915,106	74,888,123	62,651,921
Warrants	819,443	2,987,628	950,776	3,667,635
OP Units	3,132,042	—	3,132,042	—
Restricted stock awards – performance-based	130,339	120,268	114,095	104,278
Stock options	88,326	72,090	81,463	62,367
Denominator for diluted EPS – weighted average common equivalent shares	81,168,204	71,095,092	79,166,499	66,486,201

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$6,050,762	$3,184,541	$9,317,005	$5,474,427
Less earnings allocated to unvested shares	(45,053)	(51,572)	(85,705)	(101,660)
Income from continuing operations available for unitholders, basic and diluted	6,005,709	3,132,969	9,231,300	5,372,767
Loss from discontinued operations available to unitholders, basic and diluted	—	(713,529)	—	(713,529)
Net income available to unitholders, basic and diluted	$6,005,709	$2,419,440	$9,231,300	$4,659,238

Denominator:
Denominator for basic earnings per unit – weighted average equivalent units	80,130,096	67,915,106	78,020,165	62,651,921
Warrants	819,443	2,987,628	950,776	3,667,635
Restricted stock awards – performance-based	130,339	120,268	114,095	104,278
Stock options	88,326	72,090	81,463	62,367
Denominator for diluted earnings per unit – weighted average equivalent units	81,168,204	71,095,092	79,166,499	66,486,201

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

The following real estate investment transactions have occurred during the six months ended June 30, 2014.

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

On April 30, 2014, the Company acquired the property known as North Park Plaza located in San Jose, California, within the San Francisco Bay Area metropolitan area, for a purchase price of approximately $27.8 million.  North Park Plaza is approximately 77,000 square feet and is anchored by SF Supermarket. The property was acquired with borrowings under the Company’s credit facility and available cash.

On May 22, 2014, the Company acquired the property known as Aurora Square II located in Shoreline, Washington, within the Seattle metropolitan area, for a purchase price of approximately $15.8 million.  Aurora Square II is approximately 66,000 square feet and is contiguous to an existing ROIC grocery-anchored shopping center, Aurora Square. Aurora Square II, together with Aurora Square, aggregate 104,000 square feet and is anchored by Marshall’s (Aurora Square II) and Central Supermarket (Aurora Square).  The property was acquired with borrowings under the Company’s credit facility and available cash.

On June 13, 2014, the Company acquired the property known as Fallbrook Shopping Center located in West Hills, California, within the Los Angeles metropolitan area, for a purchase price of approximately $210.0 million.  Fallbrook Shopping Center is approximately 1.1 million square feet of gross leasable area, or GLA, of which approximately 751,000 square feet is owned by the Company.  Key tenants include Trader Joe’s, Sprouts, Home Depot, Kohl’s, TJ Maxx, Ross Dress For Less, AMC Theaters and 24 Hour Fitness.  Fallbrook Shopping Center also features Target, Walmart and Kroger (Ralph’s) Supermarket, which occupy substantially all of the GLA not owned by the Company.  The property was acquired with borrowings under the Company’s credit facility and available cash.

The financial information set forth below summarizes the Company's preliminary estimated purchase price allocation for the properties acquired during the six months ended June 30, 2014.

June 30, 2014
ASSETS
Land	$70,076,536
Building and improvements	252,700,222
Acquired lease intangible asset	26,437,437
Deferred charges	8,780,184
Assets acquired	$357,994,379
LIABILITIES
Acquired lease intangible liability	$35,310,821
Liabilities assumed	$35,310,821

With respect to these acquisitions, the fair value of in-place leases and other intangibles have been allocated to intangible asset and liability accounts.  Such allocations are preliminary and may be adjusted as final information becomes available.

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, adjusted to give effect of these transactions as if they had been completed at the beginning of 2013.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statement of operations:
Revenues	$40,424,349	$38,913,036	$82,566,068	$79,426,675
Property operating and other expenses	18,348,177	19,837,698	40,725,295	40,188,749
Depreciation and amortization	15,490,805	14,111,014	31,049,509	29,417,797
Net income attributable to Retail Opportunity Investments Corp.	$6,585,367	$4,964,324	$10,791,264	$9,820,129

The following table summarizes the operating results included in the Company's historical consolidated statement of operations for the three and six months ended June 30, 2014, for the properties acquired during the six months ended June 30, 2014.

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Statement of operations:
Revenues	$2,849,935	$3,391,211
Property operating and other expenses	986,985	1,229,835
Depreciation and amortization	1,471,205	1,531,026
Net income attributable to Retail Opportunity Investments Corp.	$391,745	$630,350

Property Dispositions

On June 5, 2014, the Company sold Phillips Village Shopping Center, a non-core shopping center located in Pomona, California with an occupancy rate of approximately 10.4% as of May 31, 2014. The sales price of this property of approximately $16.0 million, less costs to sell, resulted in net proceeds to the Company of approximately $15.6 million.  The Company recorded a gain on sale of approximately $3.3 million for the three and six months ended June 30, 2014.

3.	Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness.  All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s revolving credit facility, term loan, carve-out guarantees on property-level debt, and the Senior Notes Due 2023.

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at June 30, 2014 and December 31, 2013, respectively, were as follows:

Property	Maturity Date	Interest Rate	June 30, 2014	December 31, 2013
Euclid Plaza	November 2014	5.23%	8,075,967	8,158,676
Country Club Gate	January 2015	5.04%	12,110,014	12,236,374
Renaissance Towne Centre	June 2015	5.13%	16,348,001	16,489,812
Crossroads Shopping Center	September 2015	6.50%	49,004,443	49,413,976
Gateway Village III	July 2016	6.10%	7,319,525	7,368,521
Bernardo Heights	July 2017	5.70%	8,665,406	8,748,605
Santa Teresa Village	February 2018	6.20%	10,933,256	11,033,511
			$112,456,612	$113,449,475
Mortgage Premium			4,080,885	5,453,783
Total mortgage notes payable			$116,537,497	$118,903,258

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

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013.  Since receiving the investment grade credit ratings from the two rating agencies, borrowings under the credit facility and term loan accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00% (the “Base Rate”).  Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the loan agreements.  The loan agreements contain customary representations, financial and other covenants.  The Operating Partnership’s ability to borrow under the loan agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis.  The Operating Partnership was in compliance with such covenants at June 30, 2014.

As of June 30, 2014, $200.0 million and $121.8 million were outstanding under the term loan and credit facility, respectively.  The average interest rates on the term loan and the credit facility during both the three and six months ended June 30, 2014 were 1.5% and 1.4%, respectively.  The Company had $228.2 million available to borrow under the credit facility at June 30, 2014.  The Company had no available borrowings under the term loan at June 30, 2014.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes Due 2023 is as follows:

	June 30, 2014	December 31, 2013
Principal amount	$250,000,000	$250,000,000
Unamortized debt discount	(3,993,385)	(4,154,680)
Senior Notes Due 2023:	$246,006,615	$245,845,320

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC.  The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership.  The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting).  The interest expense recognized on the Senior Notes Due 2023 during the three months ended June 30, 2014 includes approximately $3.1 million and $81,000 for the contractual coupon interest and the accretion of the debt discount, respectively.  The interest expense recognized on the Senior Notes Due 2023 during the six months ended June 30, 2014 includes approximately $6.2 million and $161,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

4.	Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of June 30, 2014 and December 31, 2013, there were no shares of preferred stock outstanding.

5.	Common Stock and Warrants of ROIC

During the year ended December 31, 2011, ROIC entered into an ATM Equity OfferingSM Sales Agreement (“sales agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of ROIC’s common stock par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an “at the market” equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales (agent) and/or principal agent.  During the six months ended June 30, 2014, ROIC did not sell any shares under the sales agreement. Through June 30, 2014, ROIC has sold a total of 3,183,245 shares under the sales agreement, which resulted in gross proceeds of approximately $39.3 million and commissions of approximately $687,600 paid to the agent.

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

During the six months ended June 30, 2013, NRDC exercised the outstanding 8,000,000 Private Placement Warrants on a cashless basis pursuant to which ROIC issued 688,500 shares to NRDC.

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

ROIC had reserved 53,400,000 shares for the exercise of the Public Warrants and the Private Placement Warrants, and issuance of shares under ROIC’s 2009 Equity Incentive Plan (the “2009 Plan”).  During the three and six months ended June 30, 2014, the third-party warrant holders exercised a total of 2,754,489 and 3,393,873 Public Warrants, respectively, during the period, resulting in a total of $33.1 million and $40.7 million proceeds, respectively.

In May 2010, ROIC’s board of directors authorized a warrant repurchase program to repurchase up to a maximum of $40.0 million of ROIC’s warrants.  During the three and six months ended June 30, 2014, the Company did not repurchase any warrants under the program.

As of June 30, 2014, 2,548,795 of the 41,400,000 original Public Warrants remain outstanding and no Private Placement Warrants are outstanding.

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock.  During the six months ended June 30, 2014, the Company did not repurchase any shares of common stock under this program.

On June 18, 2014, ROIC issued 14,375,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $205.5 million, after deducting the underwriters’ discounts and commissions and offering expenses.  The net proceeds were used to reduce borrowings under the Operating Partnership’s $350.0 million unsecured revolving credit facility.

6.	Stock Compensation for ROIC

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

Restricted Stock

During the six months ended June 30, 2014, ROIC awarded 319,500 shares of restricted common stock under the 2009 Plan, of which 118,750 shares are performance-based grants and the remainder of the shares are time-based grants.  The performance-based grants vest in three equal annual tranches, based on pre-defined market-specific performance criteria with vesting dates on January 1, 2015, 2016 and 2017.

A summary of the status of ROIC’s non-vested restricted stock awards as of June 30, 2014, and changes during the six months ended June 30, 2014 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	440,650	$11.40
Granted	319,500	$13.41
Vested	(168,509)	$11.22
Cancelled	(9,333)	$13.65
Non-vested at June 30, 2014	582,308	$12.52

For the three months ended June 30, 2014 and 2013, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $969,000 and $750,000, respectively.  For the six months ended June 30, 2014 and 2013, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $1.7 million and $1.3 million.

7.	Capital of the Operating Partnership

As of June 30, 2014, the Operating Partnership had 93,622,015 OP Units outstanding.  ROIC owned an approximate 96.6% partnership interest in the Operating Partnership at June 30, 2014, or 90,489,973 OP Units.  The remaining 3,132,042 OP Units are owned by other limited partners.  A share of ROIC’s common stock and the OP units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

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

In October 2013, the Company received notices of redemption for 158,221 OP Units.  The Company elected to redeem the OP Units in cash, and accordingly, a total of $2.2 million was paid to the holders of the respective OP Units.  No such notices of redemption were received during the six months ended June 30, 2014.

The redemption value of the OP Units outstanding at June 30, 2014 (excluding OP Units owned by ROIC), had such units been redeemed at June 30, 2014, was approximately $49.2 million based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding June 30, 2014, which amounted to $15.70 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the revolving credit facility and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.  The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 June 30, 2014 is approximately $267.7 million.  Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $117.5 million with an interest rate range of 2.6% to 3.8% and a weighted average interest rate of 2.8% as of June 30, 2014. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of June 30, 2014:

Swap Counterparty	Notional Amount	Effective Date	Maturity Date	Cash Settlement Date
Wells Fargo Bank, N.A.	$25,000,000	4/15/2011	4/15/2021	9/22/2014
Wells Fargo Bank, N.A.	$25,000,000	4/2/2012	4/2/2019	9/22/2014
Royal Bank of Canada	$25,000,000	4/1/2013	4/3/2023	10/31/2014

The effective portion of changes in the fair value of the derivatives that are designated as cash flow hedges are being recorded in accumulated other comprehensive income (“AOCI”) and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2014:
Assets
Derivative financial instruments	$—	$781,524	$—	$781,524
Liabilities
Derivative financial instruments	$—	$(3,382,529)	$—	$(3,382,529)

December 31, 2013:
Assets
Derivative financial instruments	$—	$1,948,243	$—	$1,948,243
Liabilities
Derivative financial instruments	$—	$(2,528,703)	$—	$(2,528,703)

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $3.5 million will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2014 and December 31, 2013, respectively:

Derivatives designed as hedging instruments	Balance sheet location	June 30, 2014 Fair Value	December 31, 2013 Fair Value
Interest rate products	Other assets	$781,524	$1,948,243
Interest rate products	Other liabilities	$(3,382,529)	$(2,528,703)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2014 and 2013, respectively. Amounts reclassified from other comprehensive income (“OCI”) due to ineffectiveness are recognized as interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amount of (loss) gain recognized in OCI on derivative	$(1,543,058)	$5,739,808	$(2,926,407)	$6,062,062
Amount of loss reclassified from accumulated OCI into interest	$887,957	$1,172,818	$1,771,500	$2,370,502
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$306	$41,927	$(337)	$4,567

9.	Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The following table represents the Company’s future minimum annual lease payments under operating leases as of June 30, 2014:

Operating Leases
2014	$452,882
2015	910,164
2016	980,650
2017	1,048,825
2018	1,053,877
Thereafter	38,330,210
Total minimum lease payments	$42,776,608

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

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space.  For the three months ended June 30, 2014 and 2013, the Company incurred approximately $8,000 and $6,000, respectively, of expenses relating to the agreements. For the six months ended June 30, 2014 and 2013, the Company incurred approximately $16,000 and $11,000, respectively, of expenses relating to the agreements.  These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.

11.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from July 1, 2014 to the date the financial statements are issued and discloses the following items:

Subsequent to June 30, 2014, the Company entered into a binding contract to acquire a shopping center located in Wilsonville, Oregon, within the Portland metropolitan area.  The Company expects to fund the acquisition in part with the issuance of $15.7 million in ROIC common equity in the form of operating partnership units, based on a value of $16.00 per unit.

Subsequent to June 30, 2014, the Company received notice of warrant exercises of approximately 599,000 warrants, totaling approximately $7.2 million of proceeds.

On July 30, 2014, ROIC’s board of directors declared a cash dividend on its common stock of $0.16 per share, payable on September 29, 2014 to holders of record on September 15, 2014.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of June 30, 2014, ROIC owned an approximate 96.6% partnership interest and other limited partners owned the remaining approximate 3.4% partnership interest in the Operating Partnership.  ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

From the commencement of its operations through June 30, 2014, the Company has completed approximately $1.6 billion of shopping center investments.  As of June 30, 2014, the Company’s portfolio consisted of 59 retail properties totaling approximately 6.9 million square feet of gross leasable area (“GLA”).

As of June 30, 2014, the Company’s portfolio was approximately 96.8% leased.  During the six months ended June 30, 2014, the Company leased or renewed a total of 389,000 square feet in its portfolio.  The Company has committed approximately $1.9 million, or $7.40 per square foot, in tenant improvements for new leases that occurred during the six months ended June 30, 2014.  Additionally, the Company has committed approximately $449,000, or $1.80 per square foot, in leasing commissions, for the new leases that occurred during the six months ended June 30, 2014.  Tenant improvement and leasing commission commitments for renewed leases were not material for the three and six months ended June 30, 2014.

Subsequent Events

Subsequent to June 30, 2014, the Company entered into a binding contract to acquire a shopping center located in Wilsonville, Oregon, within the Portland metropolitan area.  The Company expects to fund the acquisition in part with the issuance of $15.7 million in ROIC common equity in the form of operating partnership units, based on a value of $16.00 per unit.

Subsequent to June 30, 2014, the Company received notice of warrant exercises of approximately 599,000 warrants, totaling approximately $7.2 million of proceeds.

On July 30, 2014, ROIC’s board of directors declared a cash dividend on its common stock of $0.16 per share, payable on September 29, 2014 to holders of record on September 15, 2014.

Results of Operations

At June 30, 2014, the Company had 59 properties, all of which are consolidated (“consolidated properties”) in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of June 30, 2014. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended June 30, 2014 and 2013.

		Three Months Ended June 30,
		2014	2013

Operating income per GAAP		$9,688,017	$6,589,695
Plus:	Depreciation and amortization	14,257,274	9,176,706
	General and administrative expenses	2,775,877	2,727,039
	Acquisition transaction costs	311,098	519,532
	Other expenses	130,080	186,062
Less:	Mortgage interest income	—	(208,197)
Total portfolio property operating income		$27,162,346	$18,990,837

The following comparison for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, makes reference to the effect of the same-store properties. Same-store properties, which totaled 44 of the Company’s 59 properties as of June 30, 2014, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended June 30, 2014 related to the 44 same-store properties owned by the Company during the entirety of both the three months ended June 30, 2014 and 2013 and consolidated into the Company's financial statements during such periods.

		Three months ended June 30, 2014
		Same-Store	Non Same-Store	Total

Operating income per GAAP		$9,008,368	$679,649	$9,688,017
Plus:	Depreciation and amortization	8,292,002	5,965,272	14,257,274
	General and administrative expenses (1)	—	2,775,877	2,775,877
	Acquisition transaction costs	167	310,931	311,098
	Other expenses (1)	—	130,080	130,080
Property operating income		$17,300,537	$9,861,809	$27,162,346

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended June 30, 2013 related to the 44 same-store properties owned by the Company during the entirety of both the three months ended June 30, 2014 and 2013 and consolidated into the Company's financial statements during such periods.

		Three months ended June 30, 2013
		Same-Store	Non Same-Store	Total

Operating income (loss) per GAAP		$9,225,038	$(2,635,343)	$6,589,695
Plus:	Depreciation and amortization	8,348,846	827,860	9,176,706
	General and administrative expenses (1)	—	2,727,039	2,727,039
	Acquisition transaction costs	225,993	293,539	519,532
	Other expenses (1)	—	186,062	186,062
Less:	Mortgage interest income	—	(208,197)	(208,197)
Property operating income		$17,799,877	$1,190,960	$18,990,837
______________________
1 For illustration purposes, general and administrative expenses and other expenses are included in non same-store because the Company does not allocate these types of expenses between same-store and non same-store.

During the three months ended June 30, 2014, the Company generated property operating income of approximately $27.2 million compared to property operating income of $19.0 million generated during the three months ended June 30, 2013.  Property operating income increased by $8.2 million during the three months ended June 30, 2014 primarily as a result of an increase in the number of properties owned by the Company in 2014 compared to 2013.  As of June 30, 2014, the Company owned 59 consolidated properties as compared to 49 properties at June 30, 2013. The newly acquired properties increased property operating income in 2014 by approximately $8.7 million.  The 44 same-store properties decreased property operating income by approximately $499,000 primarily due to a decrease in straight line rental income.

Mortgage interest income

The Company generated interest income from mortgage notes receivable during the three months ended June 30, 2013 of approximately $208,000 and no comparable income was recorded during the three months ended June 30, 2014.  This decrease was a result of the cancellation of the Company’s loan to the Crossroads joint venture in connection with the Company’s acquisition of the remaining partnership interests in the Crossroads Shopping Center from its joint venture partner in September 2013.  As of June 30, 2014, the Company has no remaining investments in mortgage loans on real estate.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended June 30, 2014 of approximately $14.3 million compared to $9.2 million incurred during the three months ended June 30, 2013. Depreciation and amortization expenses were higher in 2014 as a result of an increase in the number of properties owned by the Company in 2014 compared to 2013.

General and administrative expenses

The Company incurred general and administrative expenses during the three months ended June 30, 2014 of approximately $2.8 million, which is consistent with the $2.7 million incurred during the three months ended June 30, 2013.

Acquisition transaction costs

The Company incurred property acquisition costs during the three months ended June 30, 2014 of approximately $311,000 compared to $520,000 incurred during the three months ended June 30, 2013. Property acquisition costs were higher in 2013 primarily due to legal and other professional fees incurred related to acquisition activity.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended June 30, 2014 of approximately $7.0 million compared to approximately $3.4 million during the three months ended June 30, 2013.  The increase of approximately $3.5 million was primarily due to additional interest incurred related to the Senior Notes Due 2023 which were issued in December 2013, which bear a higher interest rate than the credit facility, as well as higher net borrowings on the term loan/credit facility.

Equity in earnings from unconsolidated joint venture

During the three months ended June 30, 2013, the Company recorded equity in earnings from unconsolidated joint venture of approximately $40,000 and no comparable income was recorded during the three months ended June 30, 2014.  This decrease was a result of the consolidation of Crossroads Shopping Center in September 2013.  As of June 30, 2014, the Company has no remaining unconsolidated joint ventures.

Gain on sale of real estate

On June 5, 2014, the Company sold Phillips Village Shopping Center, a non-core shopping center located in Pomona, California with an occupancy rate of approximately 10.4% as of May 31, 2014. The sales price of this property of approximately $16.0 million, less costs to sell, resulted in net proceeds to the Company of approximately $15.6 million.  The Company recorded a gain on sale of approximately $3.3 million for the three months ended June 30, 2014.  There was no comparable gain recorded during the three months ended June 30, 2013.

Loss from discontinued operations

In June 2013, the Company sold the Nimbus Winery Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in net proceeds to the Company of approximately $5.6 million.  The Company recorded a loss on sale of property of approximately $714,000 for the three months ended June 30, 2013, which has been included in discontinued operations.  There was no comparable loss recorded during the three months ended June 30, 2014.

Results of Operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the six months ended June 30, 2014 and 2013.

		Six Months Ended
		June 30, 2014	June 30, 2013

Operating income per GAAP		$19,828,458	$12,473,538
Plus:	Depreciation and amortization	27,621,340	18,057,836
	General and administrative expenses	5,336,729	5,494,726
	Acquisition transaction costs	528,831	928,368
	Other expenses	346,910	154,956
Less:	Mortgage interest	—	(412,256)
Total portfolio property operating income		$53,662,268	$36,697,168

The following comparison for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, makes reference to the effect of the same-store properties. Same-store properties, which totaled 42 of the Company’s 59 properties as of June 30, 2014, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the six months ended June 30, 2014 related to the 42 same-store properties owned by the Company during the entirety of both the six months ended June 30, 2014 and 2013 and consolidated into the Company's financial statements during such periods.

		Six months ended June 30, 2014
		Same-Store	Non Same-Store	Total

Operating income per GAAP		$17,940,364	$1,888,094	$19,828,458
Plus:	Depreciation and amortization	16,786,612	10,834,728	27,621,340
	General and administrative expenses (2)	—	5,336,729	5,336,729
	Acquisition transaction costs	5,192	523,639	528,831
	Other expenses (2)	—	346,910	346,910
Property operating income		$34,732,168	$18,930,100	$53,662,268

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the six months ended June 30, 2013 related to the 42 same-store properties owned by the Company during the entirety of both the six months ended June 30, 2014 and 2013 and consolidated into the Company's financial statements during such periods.

		Six months ended June 30, 2013
		Same-Store	Non Same-Store	Total

Operating income per GAAP		$18,023,976	$(5,550,438)	$12,473,538
Plus:	Depreciation and amortization	16,316,541	1,741,295	18,057,836
	General and administrative expenses (2)	—	5,494,726	5,494,726
	Acquisition transaction costs	219,137	709,231	928,368
	Other expenses(2)	—	154,956	154,956
Less:	Mortgage interest income	—	(412,256)	(412,256)
Property operating income		$34,559,654	$2,137,514	$36,697,168

______________________
2 For illustration purposes, general and administrative expenses and other expenses are included in non same-store because the Company does not allocate these types of expenses between same-store and non same-store.

During the six months ended June 30, 2014, the Company generated property operating income of approximately $53.7 million compared to property operating income of $36.7 million generated during the six months ended June 30, 2013.  Property operating income increased by $17.0 million during the six months ended June 30, 2014 primarily as a result of an increase in the number of properties owned by the Company in 2014 compared to 2013.  As of June 30, 2014, the Company owned 59 consolidated properties as compared to 49 properties at June 30, 2013.  The newly acquired properties increased property operating income in 2014 by approximately $16.8 million.  The 42 same-store properties increased property operating income by approximately $173,000.

Mortgage interest income

The Company generated interest income from mortgage notes receivable during the six months ended June 30, 2013 of approximately $412,000 and no comparable income recorded during the six months ended June 30, 2014.  This decrease was a result of the cancellation of the Company’s loan to the Crossroads joint venture in connection with the Company’s acquisition of the remaining partnership interests in the Crossroads Shopping Center from its joint venture partner in September 2013.  As of June 30, 2014, the Company has no remaining investments in mortgage loans on real estate.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the six months ended June 30, 2014 of approximately $27.6 million compared to $18.1 million incurred during the six months ended June 30, 2013. Depreciation and amortization expenses were higher in 2014 as a result of an increase in the number of properties owned by the Company in 2014 compared to 2013.

General and administrative expenses

The Company incurred general and administrative expenses during the six months ended June 30, 2014 of approximately $5.3 million compared to $5.5 million incurred during the six months ended June 30, 2013. General and administrative expenses decreased approximately $158,000 primarily due to expenses incurred in 2013 related to the hiring of the Company’s accounting personnel as a result of the office relocation from New York to California.

Acquisition transaction costs

The Company incurred property acquisition costs during the six months ended June 30, 2014 of approximately $529,000 compared to $928,000 incurred during the comparable period in 2013. Property acquisition costs were higher in 2013 due to legal and other professional fees incurred related to acquisition activity.

Interest expense and other finance expenses

The Company incurred interest expense during the six months ended June 30, 2014 of approximately $13.8 million compared to approximately $7.3 million during the six months ended June 30, 2013.  The increase of approximately $6.6 million was primarily due to additional interest incurred related to the Senior Notes Due 2023 which were issued in December 2013, which bear a higher interest rate than the credit facility.

Equity in earnings from unconsolidated joint venture

During the six months ended June 30, 2013, the Company recorded equity in earnings from unconsolidated joint venture of approximately $271,000 and no comparable income recorded during the six months ended June 30, 2014.  This decrease was a result of the consolidation of Crossroads Shopping Center in September 2013.  As of June 30, 2014, the Company has no remaining unconsolidated joint ventures.

Gain on sale of real estate

On June 5, 2014, the Company sold Phillips Village Shopping Center, a non-core shopping center located in Pomona, California with an occupancy rate of approximately 10.4% as of May 31, 2014. The sales price of this property of approximately $16.0 million, less costs to sell, resulted in net proceeds to the Company of approximately $15.6 million.  The Company recorded a gain on sale of approximately $3.3 million for the six months ended June 30, 2014.  There was no comparable gain recorded during the six months ended June 30, 2013.

Loss from discontinued operations

In June 2013, the Company sold the Nimbus Winery Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in net proceeds to the Company of approximately $5.6 million.  The Company recorded a loss on sale of property of approximately $714,000 for the six months ended June 30, 2013, which has been included in discontinued operations.  There was no comparable loss recorded during the six months ended June 30, 2014.

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

The Financial Accounting Standards Board (“FASB”) guidance relating to business combinations requires, among other things, an acquirer of a business (or investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, the costs of completed acquisitions will reduce our FFO. Acquisition costs for the three months ended June 30, 2014 and 2013 were approximately $311,000 and $520,000, respectively.  Acquisition costs for the six months ended June 30, 2014 and 2013 were approximately $529,000 and $928,000, respectively.

While the Company does not have any joint ventures as of June 30, 2014, in the future, the Company may acquire the remaining interests from its joint venture partners it does not already own.  At that time, a gain or loss may be recorded, in accordance with GAAP, based on the Company’s determination of the fair value of the properties at the time of any such purchase of the remaining interests in the properties.  Accordingly, the amount of the gain or loss will increase or decrease, respectively, our FFO.  The Company did not record any such gain or loss during the three or six months ended June 30, 2014 or 2013.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income attributable to ROIC	$5,833,750	$2,471,012	$8,965,435	$4,760,898
Plus: Depreciation and amortization	14,257,274	9,176,706	27,621,340	18,057,836
Depreciation and amortization attributable to unconsolidated joint ventures	—	353,254	—	705,330
Gain on sale of real estate	(3,318,526)	—	(3,318,526)	—
Loss from discontinued operations	—	713,529	—	713,529
Funds from operations – basic	16,772,498	12,714,501	33,268,249	24,237,593
Net income attributable to non-controlling interests	217,012	—	351,570	—
Funds from operations – diluted	$16,989,510	$12,714,501	$33,619,819	$24,237,593

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of the Company's real estate investments was impaired at June 30, 2014.

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

During the six months ended June 30, 2014, the Company's primary sources of cash were proceeds from the issuance of common stock, distributions from the Operating Partnership and proceeds from the exercise of warrants. As of June 30, 2014, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On June 18, 2014, the Company issued 14,375,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $205.5 million, after deducting the underwriters’ discounts and commissions and offering expenses.

During the year ended December 31, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement (“sales agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock, having aggregate sales proceeds of $50.0 million from time to time, through an “at the market” equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the six months ended June 30, 2014, the Company did not sell any shares under the sales agreement.

For the six months ended June 30, 2014, dividends paid to stockholders totaled approximately $23.9 million.  Additionally, for the six months ended June 30, 2014, the Operating Partnership made distributions of approximately $1.0 million to the non-controlling interest OP Unitholders.  On a consolidated basis, cash flows from operations for the same period totaled approximately $29.5 million.  For the six months ended June 30, 2013, dividends paid to stockholders totaled approximately $20.7 million.  On a consolidated basis, cash flows from operations for the same period totaled approximately $17.7 million.  The deficiency of $3.0 million was funded through the proceeds from the sale of the Nimbus Winery Shopping Center.  In the future, it is expected that the cash flows from stabilized properties will be sufficient to cover the dividends paid to stockholders.

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

During the six months ended June 30, 2014, the Operating Partnership’s primary sources of cash were (i) proceeds from the issuance of common stock and warrant exercises that were contributed to the Operating Partnership, (ii) proceeds from bank borrowings under the revolving credit facility, and (iii) cash flow from operations.  As of June 30, 2014, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

The Operating Partnership has a term loan agreement with several banks. The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions.  The maturity date of the term loan is August 29, 2017. The agreements contain customary representations, financial and other covenants.  The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions.  The Operating Partnership was in compliance with such covenants at June 30, 2014.

As of June 30, 2014, $200.0 million and $121.8 million were outstanding under the term loan and credit facility, respectively.  The average interest rate on the term loan and credit facility during the three and six months ended June 30, 2014 was 1.5% and 1.4%, respectively.  The Operating Partnership had $228.2 million available to borrow under the credit facility at June 30, 2014.  The Operating Partnership had no available borrowings under the term loan.

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

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Six Months Ended June 30,
	2014	2013

Net Cash Provided by (Used in):
Operating Activities	$29,451,112	$17,742,868
Investing Activities	$(312,658,004)	$(176,535,936)
Financing Activities	$284,825,140	$160,494,706

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $29.5 million in the six months ended June 30, 2014, compared to $17.7 million in the comparable period in 2013. During the six months ended June 30, 2014, cash flows from operating activities increased by approximately $11.7 million primarily due to an increase in property operating income of approximately $17.0 million, offset by a $6.6 million increase in interest expense and the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to $312.7 million in the six months ended June 30, 2014, compared to $176.5 million in the comparable period in 2013. During the six months ended June 30, 2014, cash flows used in investing activities increased by approximately $136.1 million, primarily due to the increase in investments in real estate, net of proceeds from the sale of real estate, of approximately $141.7 million, offset by a decrease in improvements to properties of approximately $2.1 million and a decrease in deposits on real estate acquisitions of $3.0 million.

Financing Activities

Net cash flows provided by financing activities amounted to $284.8 million for the six months ended June 30, 2014, compared to $160.5 million in the comparable period in 2013. During the six months ended June 30, 2014, cash flows provided by financing activities increased by approximately $124.3 million, primarily due to the receipt of $205.8 million of net proceeds from the issuance of common stock, and the increase in net proceeds on the credit facility of approximately $78.7 million.  These increases were offset by the decrease in proceeds received from the exercise of warrants, net of cash used to acquire warrants, of approximately $157.5 million.

Contractual Obligations

The following table presents the principal amount of the Company's long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at June 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$9,009,781	$77,267,004	$7,582,838	$8,460,412	$10,136,577	$—	$112,456,612
Mortgage Notes Payable Interest	3,313,452	4,427,961	1,317,579	910,889	104,635	—	10,074,516
Term loan (2)	—	—	—	200,000,000	—	—	200,000,000
Credit facility (2)	—	—	—	121,750,000	—	—	121,750,000
Senior Notes Due 2023 (3)	6,770,833	12,500,000	12,500,000	12,500,000	12,500,000	311,979,167	368,750,000
Operating lease obligations	452,882	910,164	980,650	1,048,825	1,053,877	38,330,210	42,776,608
Total	$19,546,948	$95,105,129	$22,381,067	$344,670,126	$23,795,089	$350,309,377	$855,807,736
________________________
(1)	Does not include unamortized mortgage premium of $4.1 million as of June 30, 2014.
(2)
For the purpose of the above table, the Company has assumed that borrowings under the loan agreements accrue interest at the average interest rate on the term loan and credit facility during both the three and six months ended June 30, 2014, which was 1.5% and 1.4%, respectively.  Borrowings under the term loan and credit facility bear interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(3)	Represents both principal and interest.

The Company has committed approximately $1.9 million and $449,000 in tenant improvements and leasing commissions, respectively, for the new leases and renewals that occurred during the six months ended June 30, 2014.  As of June 30, 2014, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company does not have any off-balance sheet arrangements.

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

Distributions

The Operating Partnership and ROIC intend to make regular quarterly distributions to holders of their OP Units and common stock, respectively.  The Operating Partnership pays distributions to ROIC directly as a holder of units of the Operating Partnership, and indirectly to ROIC through distributions to Retail Opportunity Investments GP, LLC, a wholly owned subsidiary of ROIC.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  ROIC intends to pay regular quarterly dividends to its stockholders in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  If ROIC’s cash available for distribution is less than its net taxable income, ROIC could be required to sell assets or borrow funds to make cash distributions or ROIC may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

As of June 30, 2014, the Company had $321.8 million of variable rate debt outstanding.  As of June 30, 2014, the Company has primarily used fixed-rate debt and forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 8, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company previously entered into five forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company's interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  During the year ended December 31, 2013, the Company settled two of its interest rate swaps in accordance with their settlement dates, and accordingly, has three remaining interest rate swaps as of June 30, 2014.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of June 30, 2014, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	June 30, 2014 Value	Increase 50 basis points	Increase 100 basis points
$25,000,000	(4,337,724)	(3,475,736)	(2,608,372)	(1,773,599)	(967,959)
$25,000,000	(1,868,116)	(1,338,926)	(774,288)	(206,050)	347,359
$25,000,000	(1,190,006)	(202,421)	781,766	1,739,760	2,654,647

See Note 8 of the accompanying consolidated financial statements for a discussion on how the Company values derivative financial instruments.  The Company calculates the value of its interest rate swaps based upon the present value of the future cash flows expected to be paid and received on each leg of the swap.  The cash flows on the fixed leg of the swap are agreed to at inception and the cash flows on the floating leg of a swap change over time as interest rates change.  To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve which is constructed using LIBOR fixings, Eurodollar futures, and swap rates, which are observable in the market.  Both the fixed and floating legs’ cash flows are discounted at market discount factors.  For purposes of adjusting its derivative valuations, the Company incorporates the nonperformance risk for both itself and its counterparties to these contracts based upon Moody’s KMV ratings in order to derive a curve that considers the term structure of credit.

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

During the six months ended June 30, 2014, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the six months ended June 30, 2014, there was no change in the Operating Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A.  Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2013.  There have been no significant changes to our risk factors during the six months ended June 30, 2014.

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

___________________
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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz Title: Chief Executive Officer Date: July 31, 2014	Name: Stuart A. Tanz Title: Chief Executive Officer Date: July 31, 2014

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines Title: Chief Financial Officer Date: July 31, 2014	Name: Michael B. Haines Title: Chief Financial Officer Date: July 31, 2014