Form 10-Q
period 2014-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2014-10-30
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Retail Opportunity Investments Corp.	Yes [X] No [_]
Retail Opportunity Investments Partnership, LP	Yes [X] No [_]

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

Retail Opportunity Investments Corp.	Yes [X] No [_]
Retail Opportunity Investments Partnership, LP	Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Retail Opportunity Investments Corp.

Large accelerated filer [X]	Accelerated filer [_]	Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Retail Opportunity Investments Partnership, LP

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Retail Opportunity Investments Corp.	Yes [_] No [X]
Retail Opportunity Investments Partnership, LP	Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 92,971,980 shares of common stock, par value $0.0001 per share, outstanding as of October 29, 2014.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2014 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust (“REIT”) and as of September 30, 2014, ROIC owned an approximate 96.7% partnership interest and other limited partners owned the remaining 3.3% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

TABLE OF CONTENTS

Page

Part I. Financial Information	1
Item 1. Financial Statements	1
Consolidated Financial Statements of Retail Opportunity Investments Corp.:
Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	1
Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2014 and September 30, 2013	2
Consolidated Statements of Equity (Unaudited) for the nine months ended September 30, 2014	3
Consolidated Statements of Cash Flow (Unaudited) for the nine months ended September 30, 2014 and September 30, 2013	4
Consolidated Financial Statements of Retail Opportunity Investments Partnership, LP:
Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	5
Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2014 and September 30, 2013	6
Consolidated Statements of Partners’ Capital (Unaudited) for the nine months ended September 30, 2014	7
Consolidated Statements of Cash Flow (Unaudited) for the nine months ended September 30, 2014 and September 30, 2013	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	40
Part II. Other Information	41
Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Mine Safety Disclosures	41
Item 5. Other Information	41
Item 6. Exhibits	41
Signatures	43

Part I. Financial Information

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Balance Sheets

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Real Estate Investments:
Land	$521,240,027	$458,252,028
Building and improvements	1,163,078,255	914,181,620
	1,684,318,282	1,372,433,648
Less: accumulated depreciation	77,876,016	57,499,980
Real Estate Investments, net	1,606,442,266	1,314,933,668
Cash and cash equivalents	10,996,030	7,919,697
Restricted cash	13,426,980	1,298,666
Tenant and other receivables, net	25,487,717	20,389,068
Deposits	5,000,000	775,000
Acquired lease intangible assets, net of accumulated amortization	69,787,166	55,887,471
Prepaid expenses	544,177	1,371,296
Deferred charges, net of accumulated amortization	36,501,115	33,121,980
Other	2,398,653	3,392,997
Total assets	$1,770,584,104	$1,439,089,843

LIABILITIES AND EQUITY
Liabilities:
Term loan	$200,000,000	$200,000,000
Credit facility	123,300,000	56,950,000
Senior Notes Due 2023	246,090,639	245,845,320
Mortgage notes payable	107,306,179	118,903,258
Acquired lease intangible liabilities, net of accumulated amortization	112,237,902	85,283,882
Accounts payable and accrued expenses	18,858,394	11,923,998
Tenants’ security deposits	3,709,286	3,422,910
Other liabilities	14,481,506	11,350,409
Total liabilities	825,983,906	733,679,777

Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 91,746,195 and 72,445,767 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	9,168	7,238
Additional paid-in-capital	993,075,023	732,701,858
Dividends in excess of earnings	(70,639,196)	(47,616,570)
Accumulated other comprehensive loss	(9,119,648)	(8,969,137)
Total Retail Opportunity Investments Corp. stockholders' equity	913,325,347	676,123,389
Non-controlling interests	31,274,851	29,286,677
Total equity	944,600,198	705,410,066
Total liabilities and equity	$1,770,584,104	$1,439,089,843

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Base rents	$31,558,036	$20,686,688	$87,229,748	$60,197,590
Recoveries from tenants	8,143,692	5,330,339	24,137,499	15,549,716
Mortgage interest	—	211,537	—	623,793
Other income	1,154,143	919,067	2,753,594	1,224,447
Total revenues	40,855,871	27,147,631	114,120,841	77,595,546

Operating expenses
Property operating	5,864,658	4,963,809	18,061,824	13,204,316
Property taxes	4,159,996	2,795,468	11,565,532	7,893,452
Depreciation and amortization	15,364,808	9,755,321	42,986,148	27,813,157
General and administrative expenses	2,987,568	2,483,377	8,324,297	7,978,103
Acquisition transaction costs	124,850	641,224	653,681	1,569,592
Other expense	58,629	42,935	405,539	197,891
Total operating expenses	28,560,509	20,682,134	81,997,021	58,656,511

Operating income	12,295,362	6,465,497	32,123,820	18,939,035
Non-operating income (expenses)
Interest expense and other finance expenses	(6,864,693)	(3,703,556)	(20,694,672)	(10,974,103)
Gain on consolidation of joint venture	—	20,381,849	—	20,381,849
Equity in earnings from unconsolidated joint venture	—	2,118,501	—	2,389,937
Gain on sale of real estate	1,550,027	—	4,868,553	—
Income from continuing operations	6,980,696	25,262,291	16,297,701	30,736,718
Loss from discontinued operations	—	—	—	(713,529)
Net income	6,980,696	25,262,291	16,297,701	30,023,189
Net income attributable to non-controlling interests	(231,849)	—	(583,419)	—
Net Income Attributable to Retail Opportunity Investments Corp.	$6,748,847	$25,262,291	$15,714,282	$30,023,189

Net earnings per share - basic:
Income from continuing operations	$0.07	$0.35	$0.19	$0.47
Loss from discontinued operations	—	—	—	(0.01)
Net earnings per share	$0.07	$0.35	$0.19	$0.46

Net income per share - diluted:
Income from continuing operations	$0.07	$0.34	$0.19	$0.45
Loss from discontinued operations	—	—	—	(0.01)
Net earnings per share	$0.07	$0.34	$0.19	$0.44

Dividends per common share	$0.16	$0.15	$0.48	$0.45

Comprehensive income:
Net income	$6,980,696	$25,262,291	$16,297,701	$30,023,189
Other comprehensive income (loss)
Unrealized gain (loss) on swap derivative
Unrealized swap derivative gain (loss) arising during the period	134,842	(1,419,472)	(2,791,565)	4,642,590
Reclassification adjustment for amortization of interest expense included in net income	869,554	1,187,866	2,641,054	3,558,368
Other comprehensive income (loss)	1,004,396	(231,606)	(150,511)	8,200,958
Comprehensive income	7,985,092	25,030,685	16,147,190	38,224,147
Comprehensive income attributable to non-controlling interests	(231,849)	—	(583,419)	—
Comprehensive income attributable to Retail Opportunity Investments Corp.	$7,753,243	$25,030,685	$15,563,771	$38,224,147

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statement of Equity
(unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non- controlling interests	Equity
Balance at December 31, 2013	72,445,767	$7,238	$732,701,858	$(47,616,570)	$(8,969,137)	$29,286,677	$705,410,066
Shares issued under the 2009 Plan	318,671	32	(32)	—	—	—	—
Repurchase of common stock	(39,841)	(4)	(587,391)	—	—	—	(587,395)
Cancellation of restricted stock units	(5,833)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,689,335	—	—	—	2,689,335
Proceeds from the exercise of warrants	4,652,431	464	55,828,707	—	—	—	55,829,171
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,908,135)	—	—	2,908,135	—
Proceeds from the issuance of common stock	14,375,000	1,438	214,904,813	—	—	—	214,906,251
Registration expenditures	—	—	(9,554,132)	—	—	—	(9,554,132)
Cash dividends ($0.48 per share/unit)	—	—	—	(38,633,510)	—	(1,503,380)	(40,136,890)
Dividends payable to officers	—	—	—	(103,398)	—	—	(103,398)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	15,714,282	—	—	15,714,282
Net income attributable to non-controlling interests				—	—	583,419	583,419
Other comprehensive loss	—	—	—	—	(150,511)	—	(150,511)
Balance at September 30, 2014	91,746,195	$9,168	$993,075,023	$(70,639,196)	$(9,119,648)	$31,274,851	$944,600,198

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Statements of Cash Flow

(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,297,701	$30,023,189
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,986,148	27,813,157
Amortization of deferred financing costs and mortgage premiums, net	(310,987)	101,572
Gain on consolidation of joint venture	—	(20,381,849)
Straight-line rent adjustment	(2,516,314)	(2,336,767)
Amortization of above and below market rent	(5,262,008)	(3,044,768)
Amortization relating to stock based compensation	2,689,335	2,109,040
Provisions for tenant credit losses	1,463,372	961,051
Equity in earnings from unconsolidated joint venture	—	(2,389,937)
Other noncash interest expense	1,308,141	—
Gain on sale of real estate	(4,868,553)	—
Loss on sale of discontinued operations	—	713,529
Settlement of interest rate swap agreements	(3,230,000)	—
Other	—	490,924
Change in operating assets and liabilities
Restricted cash	(286,910)	(353,354)
Tenant and other receivables	(4,481,872)	(1,832,325)
Prepaid expenses	803,937	742,972
Accounts payable and accrued expenses	3,761,269	2,725,392
Other assets and liabilities, net	4,089,426	(1,998,197)
Net cash provided by operating activities	52,442,685	33,343,629

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(322,683,558)	(180,090,191)
Acquisition of entities	—	(43,378,106)
Proceeds from sale of real estate	27,622,089	5,607,612
Increase in restricted cash	(12,048,472)	—
Investments in mortgage notes receivables	—	(294,000)
Improvements to properties	(15,665,962)	(14,629,136)
Deposits on real estate acquisitions	(4,225,000)	(7,150,000)
Construction escrows and other	207,069	76,494
Net cash used in investing activities	(326,793,834)	(239,857,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(9,527,560)	(7,663,760)
Proceeds from draws on term loan/credit facility	318,300,000	251,750,000
Payments on credit facility	(251,950,000)	(196,000,000)
Payment of contingent consideration	—	(1,864,370)
Proceeds from exercise of warrants	56,001,971	222,783,378
Payments to acquire warrants	—	(23,318,841)
Distributions to OP Unitholders	(1,503,380)	—
Purchase of non-controlling interest	—	(2,389)
Deferred financing and other costs	(64,758)	(1,817,567)
Proceeds from the issuance of common stock	214,906,251	—
Registration expenditures	(9,462,378)	(69,245)
Dividends paid to common stockholders	(38,685,269)	(31,585,598)
Repurchase of common stock	(587,395)	(280,974)
Retirement of options	—	(274,830)
Net cash provided by financing activities	277,427,482	211,655,804
Net increase in cash and cash equivalents	3,076,333	5,142,106
Cash and cash equivalents at beginning of period	7,919,697	4,692,230
Cash and cash equivalents at end of period	$10,996,030	$9,834,336

Other non-cash investing and financing activities – increase (decrease):
Issuance of OP Units in connection with acquisitions of entities	$—	$45,372,731
Assumed mortgage at fair value	$—	$62,749,675
Intangible lease liabilities	$35,425,924	$6,444,176
Transfer of equity investment in property to real estate investment	$—	$15,990,769
Interest rate swap asset	$(1,169,114)	$1,391,684
Interest rate swap liabilities	$(2,528,703)	$(6,665,724)
Proceeds receivable from exercise of warrants	$(172,800)	$—
Accrued real estate improvement costs	$3,434,217	$(116,054)

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Balance Sheets

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Real Estate Investments:
Land	$521,240,027	$458,252,028
Building and improvements	1,163,078,255	914,181,620
	1,684,318,282	1,372,433,648
Less: accumulated depreciation	77,876,016	57,499,980
Real Estate Investments, net	1,606,442,266	1,314,933,668
Cash and cash equivalents	10,996,030	7,919,697
Restricted cash	13,426,980	1,298,666
Tenant and other receivables, net	25,487,717	20,389,068
Deposits	5,000,000	775,000
Acquired lease intangible assets, net of accumulated amortization	69,787,166	55,887,471
Prepaid expenses	544,177	1,371,296
Deferred charges, net of accumulated amortization	36,501,115	33,121,980
Other	2,398,653	3,392,997
Total assets	$1,770,584,104	$1,439,089,843

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$200,000,000	$200,000,000
Credit facility	123,300,000	56,950,000
Senior Notes Due 2023	246,090,639	245,845,320
Mortgage notes payable	107,306,179	118,903,258
Acquired lease intangible liabilities, net of accumulated amortization	112,237,902	85,283,882
Accounts payable and accrued expenses	18,858,394	11,923,998
Tenants’ security deposits	3,709,286	3,422,910
Other liabilities	14,481,506	11,350,409
Total liabilities	825,983,906	733,679,777

Commitments and contingencies	—	—

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	922,444,995	685,092,526
Limited partners’ capital (consists of limited partnership interests held by third parties)	31,274,851	29,286,677
Accumulated other comprehensive loss	(9,119,648)	(8,969,137)
Total capital	944,600,198	705,410,066
Total liabilities and capital	$1,770,584,104	$1,439,089,843

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Statements of Operations and Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Base rents	$31,558,036	$20,686,688	$87,229,748	$60,197,590
Recoveries from tenants	8,143,692	5,330,339	24,137,499	15,549,716
Mortgage interest	—	211,537	—	623,793
Other income	1,154,143	919,067	2,753,594	1,224,447
Total revenues	40,855,871	27,147,631	114,120,841	77,595,546

Operating expenses
Property operating	5,864,658	4,963,809	18,061,824	13,204,316
Property taxes	4,159,996	2,795,468	11,565,532	7,893,452
Depreciation and amortization	15,364,808	9,755,321	42,986,148	27,813,157
General and administrative expenses	2,987,568	2,483,377	8,324,297	7,978,103
Acquisition transaction costs	124,850	641,224	653,681	1,569,592
Other expense	58,629	42,935	405,539	197,891
Total operating expenses	28,560,509	20,682,134	81,997,021	58,656,511

Operating income	12,295,362	6,465,497	32,123,820	18,939,035
Non-operating income (expenses)
Interest expense and other finance expenses	(6,864,693)	(3,703,556)	(20,694,672)	(10,974,103)
Gain on consolidation of joint venture	—	20,381,849	—	20,381,849
Equity in earnings from unconsolidated joint venture	—	2,118,501	—	2,389,937
Gain on sale of real estate	1,550,027	—	4,868,553	—
Income from continuing operations	6,980,696	25,262,291	16,297,701	30,736,718
Loss from discontinued operations	—	—	—	(713,529)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$6,980,696	$25,262,291	$16,297,701	$30,023,189

Net earnings per unit - basic:
Income from continuing operations	$0.07	$0.35	$0.19	$0.47
Loss from discontinued operations	—	—	—	(0.01)
Net earnings per unit (1)	$0.07	$0.35	$0.19	$0.45

Net income per unit - diluted:
Income from continuing operations	$0.07	$0.34	$0.19	$0.45
Loss from discontinued operations	—	—	—	(0.01)
Net earnings per unit	$0.07	$0.34	$0.19	$0.44

Distributions per unit	$0.16	$0.15	$0.48	$0.45

Comprehensive income:
Net income	$6,980,696	$25,262,291	$16,297,701	$30,023,189
Other comprehensive income (loss)
Unrealized gain (loss) on swap derivative
Unrealized swap derivative gain (loss) arising during the period	134,842	(1,419,472)	(2,791,565)	4,642,590
Reclassification adjustment for amortization of interest expense included in net income	869,554	1,187,866	2,641,054	3,558,368
Other comprehensive income (loss)	1,004,396	(231,606)	(150,511)	8,200,958
Comprehensive income	$7,985,092	$25,030,685	$16,147,190	$38,224,147

______________________________
(1)    Earnings per share may not add due to rounding.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Statement of Partners’ Capital

(unaudited)

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Capital
Balance at December 31, 2013	3,132,042	$29,286,677	72,445,767	$685,092,526	$(8,969,137)	$705,410,066
OP units issued under the 2009 Plan	—	—	318,671	—	—	—
Repurchase of OP Units	—	—	(39,841)	(587,395)	—	(587,395)
Cancellation of OP Units	—	—	(5,833)	—	—	—
Stock based compensation expense	—	—	—	2,689,335	—	2,689,335
Issuance of OP Units upon exercise of warrants	—	—	4,652,431	55,829,171	—	55,829,171
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,908,135	—	(2,908,135)	—	—
Issuance of OP Units in connection with common stock offering	—	—	14,375,000	214,906,251	—	214,906,251
Registration expenditures	—	—	—	(9,554,132)	—	(9,554,132)
Cash distributions ($0.48 per unit)	—	(1,503,380)	—	(38,633,510)	—	(40,136,890)
Dividends payable to officers	—	—	—	(103,398)	—	(103,398)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	583,419	—	15,714,282	—	16,297,701
Other comprehensive loss	—	—	—	—	(150,511)	(150,511)
Balance at September 30, 2014	3,132,042	$31,274,851	91,746,195	$922,444,995	$(9,119,648)	$944,600,198

_______________________________

(1)	Consists of limited partnership interests held by third parties.
(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Statements of Cash Flow

(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,297,701	$30,023,189
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,986,148	27,813,157
Amortization of deferred financing costs and mortgage premiums, net	(310,987)	101,572
Gain on consolidation of joint venture	—	(20,381,849)
Straight-line rent adjustment	(2,516,314)	(2,336,767)
Amortization of above and below market rent	(5,262,008)	(3,044,768)
Amortization relating to stock based compensation	2,689,335	2,109,040
Provisions for tenant credit losses	1,463,372	961,051
Equity in earnings from unconsolidated joint venture	—	(2,389,937)
Other noncash interest expense	1,308,141	—
Gain on sale of real estate	(4,868,553)	—
Loss on sale of discontinued operations	—	713,529
Settlement of interest rate swap agreements	(3,230,000)	—
Other	—	490,924
Change in operating assets and liabilities
Restricted cash	(286,910)	(353,354)
Tenant and other receivables	(4,481,872)	(1,832,325)
Prepaid expenses	803,937	742,972
Accounts payable and accrued expenses	3,761,269	2,725,392
Other assets and liabilities, net	4,089,426	(1,998,197)
Net cash provided by operating activities	52,442,685	33,343,629

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(322,683,558)	(180,090,191)
Acquisition of entities	—	(43,378,106)
Proceeds from sale of real estate	27,622,089	5,607,612
Increase in restricted cash	(12,048,472)	—
Investments in mortgage notes receivables	—	(294,000)
Improvements to properties	(15,665,962)	(14,629,136)
Deposits on real estate acquisitions	(4,225,000)	(7,150,000)
Construction escrows and other	207,069	76,494
Net cash used in investing activities	(326,793,834)	(239,857,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(9,527,560)	(7,663,760)
Proceeds from draws on term loan/credit facility	318,300,000	251,750,000
Payments on credit facility	(251,950,000)	(196,000,000)
Payment of contingent consideration	—	(1,864,370)
Proceeds from the issuance of OP Units upon exercise of warrants	56,001,971	222,783,378
Deferred financing and other costs	(64,758)	(1,817,567)
Proceeds from the issuance of OP Units in connection with common stock offering	214,906,251	—
Distributions to ROIC	(9,462,378)	(23,390,475)
Distributions to Unitholders	(40,188,649)	(31,585,598)
Repurchase of OP Units	(587,395)	(280,974)
Retirement of OP Units	—	(274,830)
Net cash provided by financing activities	277,427,482	211,655,804
Net increase in cash and cash equivalents	3,076,333	5,142,106
Cash and cash equivalents at beginning of period	7,919,697	4,692,230
Cash and cash equivalents at end of period	$10,996,030	$9,834,336

Other non-cash investing and financing activities – increase (decrease):
Issuance of OP Units in connection with acquisition of entities	$—	$45,372,731
Assumed mortgage at fair value	$—	$62,749,675
Intangible lease liabilities	$35,425,924	$6,444,176
Transfer of equity investment in property to real estate investment	$—	$15,990,769
Interest rate swap asset	$(1,169,114)	$1,391,684
Interest rate swap liabilities	$(2,528,703)	$(6,665,724)
Proceeds receivable from exercise of warrants	$(172,800)	$—
Accrued real estate improvement costs	$3,434,217	$(116,054)

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted.  The Company elected to early adopt the provisions of this guidance. The adoption will result in most individual property disposals not qualifying for discontinued operations presentation, and accordingly, the results of those disposals will remain in “Income from continuing operations.”

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

The Company follows the FASB guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of September 30, 2014, the Company does not have any VIEs.

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

Federal Income Taxes

Commencing with ROIC’s taxable year ended December 31, 2010, ROIC elected to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the “Code”). Under those sections, a REIT that, among other things, distributes at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and by excluding net capital gains) and meets certain other qualifications prescribed by the Code will not be taxed on that portion of its taxable income that is distributed.

Although it may qualify as a REIT for U.S. federal income tax purposes, ROIC is subject to state income or franchise taxes in certain states in which some of its properties are located. In addition, taxable income from non-REIT activities managed through the Company's taxable REIT subsidiary (“TRS”) is fully subject to U.S. federal, state and local income taxes. For all periods from inception through September 26, 2013 the Operating Partnership had been an entity disregarded from its sole owner, ROIC, for U.S. federal income tax purposes and, as such, had not been subject to federal income taxes. Effective September 27, 2013, the Operating Partnership issued 3,290,263 OP Units in connection with the acquisitions of two shopping centers, Crossroads Shopping Center and Five Points Plaza. Accordingly, the Operating Partnership ceased being a disregarded entity and instead began being treated as a partnership for federal income tax purposes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2014, the statute of limitations for the tax years 2011 through and including 2013 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. The Company expenses transaction costs associated with business combinations in the period incurred. During the nine months ended September 30, 2014 and 2013, capitalized costs related to the improvement or replacement of real estate properties were approximately $19.1 million and $14.4 million, respectively.

Upon the acquisition of real estate properties, the fair value of the real estate purchased is allocated to the acquired tangible assets (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases). Acquired lease intangible assets include above-market leases and acquired in-place leases, and acquired lease intangible liabilities represent below-market leases, in the accompanying consolidated balance sheets. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management's determination of the relative fair values of these assets. In valuing an acquired property's intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on management’s evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. Leasing commissions, legal and other related costs (“lease origination costs”) are classified as deferred charges in the accompanying consolidated balance sheets.

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

In conjunction with the Company's pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended September 30, 2014 and 2013 of approximately $125,000 and $641,000, respectively, and approximately $654,000 and $1.6 million during the nine months ended September 30, 2014 and 2013, respectively.

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

In June 2014, the Company sold the Phillips Village Shopping Center, a non-core shopping center located in Pomona, California with an occupancy rate of approximately 10.4% as of May 31, 2014. The sales price of this property of approximately $16.0 million, less costs to sell, resulted in net proceeds to the Company of approximately $15.6 million. The Company recorded a gain on sale of property of approximately $3.3 million for the nine months ended September 30, 2014.

In August 2014, the Company sold the Oregon City Point Shopping Center, a non-core shopping center located in Oregon City, Oregon. The sales price of this property of approximately $12.4 million, less costs to sell, resulted in net proceeds of approximately $12.0 million. The Company recorded a gain on sale of property of approximately $1.6 million for the three and nine months ended September 30, 2014. The proceeds of approximately $12.0 million are classified in Restricted Cash in the consolidated balance sheet as of September 30, 2014, as the proceeds are being held with an exchange accommodator under Section 1031 of the Code, and are expected to be used to purchase an asset during the fourth quarter of 2014.

Any reference to the number of properties and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of its financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company's real estate investments was impaired at September 30, 2014.

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

Restricted Cash

Restricted cash represents the cash proceeds of property sales that are being held by qualified intermediaries in anticipation of the acquisition of replacement properties in tax-free exchanges under Section 1031 of the Code. Additionally, the terms of several of the Company's mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The provision for doubtful accounts at September 30, 2014 and December 31, 2013 was approximately $2.9 million and $3.2 million, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $16.9 million and $14.9 million, as of September 30, 2014 and December 31, 2013, respectively.

Internal Capitalized Leasing Costs

The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the three months ended September 30, 2014 and 2013, the Company capitalized approximately $256,000 and $185,000, respectively. During the nine months ended September 30, 2014 and 2013, the Company capitalized approximately $692,000 and $501,000, respectively.

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

During the three and nine months ended September 30, 2014 and 2013, the effect of the 41,400,000 warrants to purchase ROIC’s common stock (the “Public Warrants”) issued in connection with ROIC’s initial public offering (the “IPO”) and the 8,000,000 warrants (the “Private Placement Warrants”) purchased by NRDC simultaneously with the consummation of the IPO, for the period of time these warrants were outstanding during such period, were included in the calculation of diluted EPS as the weighted average share price of ROIC’s common stock was greater than the exercise price of such warrants during these periods. See Note 6 to the accompanying consolidated financial statements.

For the three and nine months ended September 30, 2014 and 2013, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards outstanding under the 2009 Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$6,980,696	$25,262,291	$16,297,701	$30,736,718
Less income from continuing operations attributable to non-controlling interest	(231,849)	—	(583,419)	—
Less earnings allocated to unvested shares	(39,558)	(20,736)	(119,930)	(57,623)
Income from continuing operations available for common shareholders, basic	6,709,289	25,241,555	15,594,352	30,679,095
Loss from discontinued operations available to common shareholders, basic	—	—	—	(713,529)
Net income available for common stockholders, basic	$6,709,289	$25,241,555	$15,594,352	$29,965,566

Numerator:
Income from continuing operations	$6,980,696	$25,262,291	$16,297,701	$30,736,718
Less earnings allocated to unvested shares	(39,558)	(20,736)	(119,930)	(57,623)
Income from continuing operations available for common shareholders, diluted	6,941,138	25,241,555	16,177,771	30,679,095
Loss from discontinued operations available to common shareholders, diluted	—	—	—	(713,529)
Net income available for common stockholders, diluted	$6,941,138	$25,241,555	$16,177,771	$29,965,566

Denominator:
Denominator for basic EPS – weighted average common equivalent shares	91,055,414	72,025,017	80,336,440	65,810,620
Warrants	413,197	1,318,662	786,462	2,827,612
OP Units	3,132,042	143,055	3,132,042	48,209
Restricted stock awards – performance-based	151,907	134,402	138,780	123,661
Stock options	87,657	59,094	83,468	61,263
Denominator for diluted EPS – weighted average common equivalent shares	94,840,217	73,680,230	84,477,192	68,871,365

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$6,980,696	$25,262,291	$16,297,701	$30,736,718
Less earnings allocated to unvested shares	(39,558)	(20,736)	(119,930)	(57,623)
Income from continuing operations available for unitholders, basic and diluted	6,941,138	25,241,555	16,177,771	30,679,095
Loss from discontinued operations available to unitholders, basic and diluted	—	—	—	(713,529)
Net income available to unitholders, basic and diluted	$6,941,138	$25,241,555	$16,177,771	$29,965,566

Denominator:
Denominator for basic earnings per unit – weighted average equivalent units	94,187,456	72,168,072	83,468,482	65,858,829
Warrants	413,197	1,318,662	786,462	2,827,612
Restricted stock awards – performance-based	151,907	134,402	138,780	123,661
Stock options	87,657	59,094	83,468	61,263
Denominator for diluted earnings per unit – weighted average equivalent units	94,840,217	73,680,230	84,477,192	68,871,365

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

The following real estate investment transactions have occurred during the nine months ended September 30, 2014.

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

On June 13, 2014, the Company acquired the property known as Fallbrook Shopping Center located in West Hills, California, within the Los Angeles metropolitan area, for a purchase price of approximately $210.0 million. Fallbrook Shopping Center is approximately 1.1 million square feet of gross leasable area, or GLA, of which approximately 756,000 square feet is owned by the Company. Key tenants include Trader Joe’s, Sprouts Market, Home Depot, Kohl’s, TJ Maxx, Ross Dress For Less, AMC Theaters and 24 Hour Fitness. Fallbrook Shopping Center also features Target, Walmart and Kroger (Ralph’s) Supermarket, which occupy substantially all of the GLA not owned by the Company. The property was acquired with borrowings under the Company’s credit facility and available cash.

The financial information set forth below summarizes the Company's purchase price allocation for the properties acquired during the nine months ended September 30, 2014.

September 30, 2014
ASSETS
Land	$70,079,973
Building and improvements	252,807,828
Acquired lease intangible asset	26,440,590
Deferred charges	8,781,091
Assets acquired	$358,109,482
LIABILITIES
Acquired lease intangible liability	$35,425,924
Liabilities assumed	$35,425,924

With respect to these acquisitions, the fair value of in-place leases and other intangibles have been allocated to intangible asset and liability accounts.

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, adjusted to give effect of these transactions as if they had been completed at the beginning of 2013.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statement of operations:
Revenues	$40,855,871	$35,417,290	$123,014,031	$121,487,259
Property operating and other expenses (income)	18,742,216	(5,508,477)	57,775,935	36,055,525
Depreciation and amortization	15,364,808	13,811,900	47,426,667	46,901,014
Net income attributable to Retail Opportunity Investments Corp.	$6,748,847	$27,113,867	$17,811,429	$38,530,720

The following table summarizes the operating results included in the Company's historical consolidated statement of operations for the three and nine months ended September 30, 2014, for the properties acquired during the nine months ended September 30, 2014.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Statement of operations:
Revenues	$6,092,947	$9,484,159
Property operating and other expenses	1,450,961	2,680,796
Depreciation and amortization	3,080,763	4,611,789
Net income attributable to Retail Opportunity Investments Corp.	$1,561,223	$2,191,574

Property Dispositions

On June 5, 2014, the Company sold Phillips Village Shopping Center, a non-core shopping center located in Pomona, California with an occupancy rate of approximately 10.4% as of May 31, 2014. The sales price of this property of approximately $16.0 million, less costs to sell, resulted in net proceeds to the Company of approximately $15.6 million. The Company recorded a gain on sale of approximately $3.3 million for the nine months ended September 30, 2014.

On August 25, 2014, the Company sold the Oregon City Point Shopping Center, a non-core shopping center located in Oregon City, Oregon. The sales price of this property of approximately $12.4 million, less costs to sell, resulted in net proceeds of approximately $12.0 million. The Company recorded a gain on sale of property of approximately $1.6 million for the three and nine months ended September 30, 2014. The proceeds of approximately $12.0 million are classified in Restricted Cash in the consolidated balance sheet as of September 30, 2014, as the proceeds are being held with an exchange accommodator under Section 1031 of the Code, and are expected to be used to purchase an asset during the fourth quarter of 2014.

3.	Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of September 30, 2014 are summarized as follows:

Minimum Rents
2014	$28,571,373
2015	111,316,135
2016	100,895,999
2017	87,729,703
2018	71,263,426
Thereafter	336,212,237
Total minimum lease payments	$735,988,873

4.	Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s revolving credit facility, term loan, carve-out guarantees on property-level debt, and the Senior Notes Due 2023.

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at September 30, 2014 and December 31, 2013, respectively, were as follows:

Property	Maturity Date	Interest Rate	September 30, 2014	December 31, 2013
Euclid Plaza	November 2014	5.23%	—	8,158,676
Country Club Gate	January 2015	5.04%	12,047,308	12,236,374
Renaissance Towne Centre	June 2015	5.13%	16,278,030	16,489,812
Crossroads Shopping Center	September 2015	6.50%	48,794,645	49,413,976
Gateway Village III	July 2016	6.10%	7,295,694	7,368,521
Bernardo Heights	July 2017	5.70%	8,624,269	8,748,605
Santa Teresa Village	February 2018	6.20%	10,881,970	11,033,511
			$103,921,916	$113,449,475
Mortgage Premium			3,384,263	5,453,783
Total mortgage notes payable			$107,306,179	$118,903,258

On September 11, 2014, the Company repaid the outstanding balance of approximately $8.0 million on the Euclid Plaza mortgage note payable, without penalty, in accordance with the prepayment provisions of the note.

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

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013. Since receiving the investment grade credit ratings from the two rating agencies, borrowings under the credit facility and term loan accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00% (the “Base Rate”). Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the loan agreements. The loan agreements contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the loan agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at September 30, 2014.

As of September 30, 2014, $200.0 million and $123.3 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during both the three and nine months ended September 30, 2014 were 1.5% and 1.3%, respectively. The Company had $226.7 million available to borrow under the credit facility at September 30, 2014. The Company had no available borrowings under the term loan at September 30, 2014.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes Due 2023 is as follows:

	September 30, 2014	December 31, 2013
Principal amount	$250,000,000	$250,000,000
Unamortized debt discount	(3,909,361)	(4,154,680)
Senior Notes Due 2023:	$246,090,639	$245,845,320

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2023 during the three months ended September 30, 2014 includes approximately $3.1 million and $84,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the nine months ended September 30, 2014 includes approximately $9.3 million and $245,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

5.	Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2014 and December 31, 2013, there were no shares of preferred stock outstanding.

6.	Common Stock and Warrants of ROIC

During the year ended December 31, 2011, ROIC entered into an ATM Equity OfferingSM Sales Agreement (“sales agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of ROIC’s common stock par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an “at the market” equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales (agent) and/or principal agent. During the nine months ended September 30, 2014, ROIC did not sell any shares under the sales agreement. Additionally, the registration statement related to the sales agreement expired, and accordingly, the Company will not issue any additional shares under this program. Through September 30, 2014, ROIC has sold a total of 3,183,245 shares under the sales agreement, which resulted in gross proceeds of approximately $39.3 million and commissions of approximately $687,600 paid to the agent.

On September 19, 2014, ROIC entered into four separate Sales Agreements (the “2014 sales agreements”) with Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals. During the three months ended September 30, 2014, ROIC did not sell any shares under the 2014 sales agreements.

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

On February 4, 2013, NRDC exercised the outstanding 8,000,000 Private Placement Warrants on a cashless basis pursuant to which ROIC issued 688,500 shares to NRDC.

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

ROIC had reserved 53,400,000 shares for the exercise of the Public Warrants and the Private Placement Warrants, and issuance of shares under ROIC’s 2009 Equity Incentive Plan (the “2009 Plan”). During the three and nine months ended September 30, 2014, the third-party warrant holders exercised a total of 1,258,558 and 4,652,431 Public Warrants, respectively, during the period, resulting in a total of $15.1 million and $55.8 million in proceeds, respectively.

In May 2010, ROIC’s board of directors authorized a warrant repurchase program to repurchase up to a maximum of $40.0 million of ROIC’s warrants. During the three and nine months ended September 30, 2014, the Company did not repurchase any warrants under the program.

As of September 30, 2014, 1,290,237 of the 41,400,000 original Public Warrants remain outstanding and no Private Placement Warrants were outstanding.

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the nine months ended September 30, 2014, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the nine months ended September 30, 2014, ROIC awarded 320,500 shares of restricted common stock under the 2009 Plan, of which 118,750 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest in three equal annual tranches, based on pre-defined market-specific performance criteria with vesting dates on January 1, 2015, 2016 and 2017.

A summary of the status of ROIC’s non-vested restricted stock awards as of September 30, 2014, and changes during the nine months ended September 30, 2014 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	440,650	$11.40
Granted	320,500	$13.42
Vested	(170,509)	$11.25
Cancelled	(9,333)	$13.65
Non-vested at September 30, 2014	581,308	$12.52

For the three months ended September 30, 2014 and 2013, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $984,000 and $763,000, respectively. For the nine months ended September 30, 2014 and 2013, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $2.7 million and $2.1 million, respectively.

8.	Capital of the Operating Partnership

As of September 30, 2014, the Operating Partnership had 94,878,237 OP Units outstanding. ROIC owned an approximate 96.7% partnership interest in the Operating Partnership at September 30, 2014, or 91,746,195 OP Units. The remaining 3,132,042 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

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

Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has full and complete authority over the Operating Partnership’s day-to-day management and control. As the sole general partner of the Operating Partnership, ROIC effectively controls the ability to issue common stock of ROIC upon redemption of any OP Units. The redemption provisions that permit ROIC to settle in either cash or common stock, at the option of ROIC, are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Company evaluated this guidance, including the requirement to settle in unregistered shares, and determined that the OP Units meet the requirements to qualify for presentation as permanent equity.

In October 2013, the Company received notices of redemption for 158,221 OP Units. The Company elected to redeem the OP Units in cash, and accordingly, a total of $2.2 million was paid to the holders of the respective OP Units. No such notices of redemption were received during the nine months ended September 30, 2014.

The redemption value of the OP Units outstanding at September 30, 2014 (excluding OP Units owned by ROIC), had such units been redeemed at September 30, 2014, was approximately $46.8 million based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding September 30, 2014, which amounted to $14.95 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the revolving credit facility and term loan are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.  The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 September 30, 2014 is approximately $264.9 million. Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $108.0 million with an interest rate range of 2.6% to 3.6% and a weighted average interest rate of 2.8% as of September 30, 2014. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swap as of September 30, 2014:

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2014:
Assets
Derivative financial instruments	$—	$779,129	$—	$779,129

December 31, 2013:
Assets
Derivative financial instruments	$—	$1,948,243	$—	$1,948,243
Liabilities
Derivative financial instruments	$—	$(2,528,703)	$—	$(2,528,703)

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $2.6 million will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2014 and December 31, 2013, respectively:

Derivatives designed as hedging instruments	Balance sheet location	September 30, 2014 Fair Value	December 31, 2013 Fair Value
Interest rate products	Other assets	$779,129	$1,948,243
Interest rate products	Other liabilities	$—	$(2,528,703)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2014 and 2013, respectively. Amounts reclassified from other comprehensive income (“OCI”) due to ineffectiveness are recognized as interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in OCI on derivative	$134,843	$(1,419,472)	$(2,791,564)	$4,642,590
Amount of loss reclassified from accumulated OCI into interest	$869,554	$1,187,866	$2,641,054	$3,558,368

Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$174	$(1,259)	$(163)	$3,308

10.	Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The following table represents the Company’s future minimum annual lease payments under operating leases as of September 30, 2014:

Operating Leases
2014	$226,441
2015	910,164
2016	980,650
2017	1,048,825
2018	1,053,877
Thereafter	38,330,210
Total minimum lease payments	$42,550,167

In connection with the Operating Partnership’s issuance of OP Units to limited partners (more fully discussed in Note 8), the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership. The Tax Protection Agreements require the Company, subject to certain exceptions, for a period of 12 years, to indemnify the Crossroads Sellers and Five Points Sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the applicable Tax Protection Agreement, if such liabilities result from a transaction involving a taxable disposition of Crossroads or Five Points Plaza, as applicable, or if the Operating Partnership fails to maintain and allocate to such holders for taxation purposes minimum levels of Operating Partnership liabilities as specified in the Tax Protection Agreement. The Company has no present intention to sell or otherwise dispose of the properties or interests therein in taxable transactions during the restriction period. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

11.	Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended September 30, 2014 and 2013, the Company incurred approximately $10,000 and $8,000, respectively, of expenses relating to the agreements. For the nine months ended September 30, 2014 and 2013, the Company incurred approximately $27,000 and $20,000, respectively, of expenses relating to the agreements. These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.

12.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from October 1, 2014 to the date the financial statements are issued and discloses the following items:

Subsequent to September 30, 2014, the Company received notice of warrant exercises of approximately 1.2 million warrants, totaling approximately $14.7 million of proceeds. The warrants expired in accordance with their terms on October 23, 2014.

On October 1, 2014, the Company paid off the mortgage note related to the Country Club Gate shopping center for a total of approximately $12.1 million, without penalty, in accordance with the prepayment provisions of the note.

On October 28, 2014, ROIC’s board of directors declared a cash dividend on its common stock of $0.16 per share, payable on December 29, 2014 to holders of record on December 15, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may differ materially due to uncertainties including:

•	our ability to identify and acquire retail real estate that meet our investment standards in our markets;
•	the level of rental revenue and net interest income we achieve from our assets;
•	the market value of our assets and the supply of, and demand for, retail real estate in which we invest;
•	the state of the U.S. economy generally, or in specific geographic regions;
•	the impact of economic conditions on our business;
•	the conditions in the local markets in which we operate and our concentration in those markets, as well as changes in national economic and market conditions;
•	consumer spending and confidence trends;
•	our ability to enter into new leases or to renew leases with existing tenants at the properties we own or acquire at favorable rates;
•	our ability to anticipate changes in consumer buying practices and the space needs of tenants;
•	the competitive landscape impacting the properties we own or acquire and their tenants;
•	our relationships with our tenants and their financial condition and liquidity;
•	our ability to continue to qualify as a REIT for U.S. federal income tax;
•	our use of debt as part of our financing strategy and our ability to make payments or to comply with any covenants under our senior unsecured notes, our unsecured credit facilities or other debt facilities we currently have or subsequently obtain;
•	the level of our operating expenses, including amounts we are required to pay to our management team;
•	changes in interest rates that could impact the market price of our common stock and the cost of our borrowings; and
•	legislative and regulatory changes (including changes to laws governing the taxation of REITs).

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of September 30, 2014, ROIC owned an approximate 96.7% partnership interest and other limited partners owned the remaining approximate 3.3% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

From the commencement of its operations through September 30, 2014, the Company has completed approximately $1.6 billion of shopping center investments. As of September 30, 2014, the Company’s portfolio consisted of 58 retail properties totaling approximately 6.9 million square feet of gross leasable area (“GLA”).

As of September 30, 2014, the Company’s portfolio was approximately 97.4% leased. During the nine months ended September 30, 2014, the Company leased or renewed a total of 607,000 square feet in its portfolio. The Company has committed approximately $2.9 million, or $8.55 per square foot, in tenant improvements for new leases that occurred during the nine months ended September 30, 2014. The Company has committed approximately $699,000, or $2.05 per square foot, in leasing commissions, for the new leases that occurred during the nine months ended September 30, 2014. Additionally, the Company has committed approximately $94,000, or $0.35 per square foot, in tenant improvements for renewed leases that occurred during the nine months ended September 30, 2014. Leasing commission commitments for renewed leases were not material for the nine months ended September 30, 2014.

Subsequent Events

Subsequent to September 30, 2014, the Company received notice of warrant exercises of approximately 1.2 million warrants, totaling approximately $14.7 million of proceeds. The warrants expired in accordance with their terms on October 23, 2014.

On October 1, 2014, the Company paid off the mortgage note related to the Country Club Gate shopping center for a total of approximately $12.1 million, without penalty, in accordance with the prepayment provisions of the note.

On October 28, 2014, ROIC’s board of directors declared a cash dividend on its common stock of $0.16 per share, payable on December 29, 2014 to holders of record on December 15, 2014.

Results of Operations

At September 30, 2014, the Company had 58 properties, all of which are consolidated (“consolidated properties”) in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of September 30, 2014. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended September 30, 2014 and 2013.

		Three Months Ended September 30,
		2014	2013

Operating income per GAAP		$12,295,362	$6,465,497
Plus:	Depreciation and amortization	15,364,808	9,755,321
	General and administrative expenses	2,987,568	2,483,377
	Acquisition transaction costs	124,850	641,224
	Other expenses	58,629	42,935
Less:	Mortgage interest income	—	(211,537)
Total portfolio property operating income		$30,831,217	$19,176,817

The following comparison for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, makes reference to the effect of the same-store properties. Same-store properties, which totaled 47 of the Company’s 58 properties as of September 30, 2014, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2014 related to the 47 same-store properties owned by the Company during the entirety of both the three months ended September 30, 2014 and 2013 and consolidated into the Company's financial statements during such periods.

		Three months ended September 30, 2014
		Same-Store	Non Same-Store	Total

Operating income per GAAP		$11,211,021	$1,084,341	$12,295,362
Plus:	Depreciation and amortization	9,250,173	6,114,635	15,364,808
	General and administrative expenses (1)	—	2,987,568	2,987,568
	Acquisition transaction costs	46	124,804	124,850
	Other expenses (1)	—	58,629	58,629
Property operating income		$20,461,240	$10,369,977	$30,831,217

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2013 related to the 47 same-store properties owned by the Company during the entirety of both the three months ended September 30, 2014 and 2013 and consolidated into the Company's financial statements during such periods.

		Three months ended September 30, 2013
		Same-Store	Non Same-Store	Total

Operating income (loss) per GAAP		$9,701,237	$(3,235,740)	$6,465,497
Plus:	Depreciation and amortization	9,370,511	384,810	9,755,321
	General and administrative expenses (1)	—	2,483,377	2,483,377
	Acquisition transaction costs	61,447	579,777	641,224
	Other expenses (1)	—	42,935	42,935
Less:	Mortgage interest income	—	(211,537)	(211,537)
Property operating income		$19,133,195	$43,622	$19,176,817

______________________

(1) For illustration purposes, general and administrative expenses and other expenses are included in non same-store because the Company does not allocate these types of expenses between same-store and non same-store.

During the three months ended September 30, 2014, the Company generated property operating income of approximately $30.8 million compared to property operating income of $19.2 million generated during the three months ended September 30, 2013. Property operating income increased by $11.7 million during the three months ended September 30, 2014 primarily as a result of an increase in the number of properties owned by the Company in 2014 compared to 2013.  As of September 30, 2014, the Company owned 58 consolidated properties as compared to 52 properties at September 30, 2013. The newly acquired properties increased property operating income in 2014 by approximately $10.3 million. The 47 same-store properties increased property operating income by approximately $1.3 million.

Mortgage interest income

The Company generated interest income from mortgage notes receivable during the three months ended September 30, 2013 of approximately $212,000 and no comparable income was recorded during the three months ended September 30, 2014. This decrease was a result of the cancellation of the Company’s loan to the Crossroads joint venture in connection with the Company’s acquisition of the remaining partnership interests in the Crossroads Shopping Center from its joint venture partner in September 2013. As of September 30, 2014, the Company has no remaining investments in mortgage loans on real estate.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended September 30, 2014 of approximately $15.4 million compared to $9.8 million incurred during the three months ended September 30, 2013. Depreciation and amortization expenses were higher in 2014 as a result of an increase in the number of properties owned by the Company in 2014 compared to 2013.

General and administrative expenses

The Company incurred general and administrative expenses during the three months ended September 30, 2014 of approximately $3.0 million compared to approximately $2.5 million incurred during the three months ended September 30, 2013. General and administrative expenses increased approximately $504,000 primarily due to an increase in compensation-related expenses.

Acquisition transaction costs

The Company incurred property acquisition costs during the three months ended September 30, 2014 of approximately $125,000 compared to $641,000 incurred during the three months ended September 30, 2013. Property acquisition costs were higher in 2013 primarily due to legal and other professional fees incurred related to acquisition activity, as well as a reduction in the number of assets acquired period over period.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended September 30, 2014 of approximately $6.9 million compared to approximately $3.7 million during the three months ended September 30, 2013. The increase of approximately $3.2 million was primarily due to additional interest incurred related to the Senior Notes Due 2023 which were issued in December 2013, which bear a higher interest rate than the credit facility, as well as higher net borrowings on the credit facility.

Gain on consolidation of joint venture

During the three months ended September 30, 2013, the Company acquired the remaining partnership interests in Terranomics Crossroads Associates from its joint venture partner. Prior to the acquisition date, the Company accounted for its 49% interest in the Terranomics Crossroad Associates, LP as an equity method investment.  In accordance with the authoritative accounting guidance for business combinations, as the Company obtained control of the Crossroads joint venture, the Company determined that it should re-measure the fair value of its previously held equity interest. The Company, with the assistance of a third party valuation firm, calculated the fair value of its historical ownership interest in the Crossroads joint venture to be approximately $36.0 million based on the $13.79 value per OP Unit issued as of the date the Company obtained control of Crossroads on September 27, 2013. In accordance with the authoritative accounting guidance for business combinations, the Company then compared the fair value of the equity of approximately $36.0 million to the carrying value of its investment in Crossroads of approximately $15.6 million, which resulted in a gain of $20.4 million that was included in earnings on the date the acquisition closed.   There was no comparable gain recorded during the three months ended September 30, 2014.

Equity in earnings from unconsolidated joint venture

During the three months ended September 30, 2013, the Company recorded equity in earnings from unconsolidated joint venture of approximately $2.1 million and no comparable income was recorded during the three months ended September 30, 2014. This decrease was a result of the consolidation of Crossroads Shopping Center in September 2013. As of September 30, 2014, the Company had no remaining unconsolidated joint ventures.

Gain on sale of property

On August 25, 2014, the Company sold the Oregon City Point Shopping Center, a non-core shopping center located in Oregon City, Oregon. The sales price of this property of approximately $12.4 million, less costs to sell, resulted in net proceeds of approximately $12.0 million. The Company recorded a gain on sale of property of approximately $1.6 million for the three months ended September 30, 2014. There was no comparable gain recorded during the three months ended September 30, 2013.

Results of Operations for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the nine months ended September 30, 2014 and 2013.

		Nine Months Ended September 30,
		2014	2013

Operating income per GAAP		$32,123,820	$18,939,035
Plus:	Depreciation and amortization	42,986,148	27,813,157
	General and administrative expenses	8,324,297	7,978,103
	Acquisition transaction costs	653,681	1,569,592
	Other expenses	405,539	197,891
Less:	Mortgage interest	—	(623,793)
Total portfolio property operating income		$84,493,485	$55,873,985

The following comparison for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, makes reference to the effect of the same-store properties. Same-store properties, which totaled 41 of the Company’s 58 properties as of September 30, 2014, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2014 related to the 41 same-store properties owned by the Company during the entirety of both the nine months ended September 30, 2014 and 2013 and consolidated into the Company's financial statements during such periods.

		Nine months ended September 30, 2014
		Same-Store	Non Same-Store	Total

Operating income per GAAP		$27,661,471	$4,462,349	$32,123,820
Plus:	Depreciation and amortization	24,236,349	18,749,799	42,986,148
	General and administrative expenses (2)	—	8,324,297	8,324,297
	Acquisition transaction costs	5,338	648,343	653,681
	Other expenses (2)	—	405,539	405,539
Property operating income		$51,903,158	$32,590,327	$84,493,485

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2013 related to the 41 same-store properties owned by the Company during the entirety of both the nine months ended September 30, 2014 and 2013 and consolidated into the Company's financial statements during such periods.

		Nine months ended September 30, 2013
		Same-Store	Non Same-Store	Total

Operating income per GAAP		$26,654,582	$(7,715,547)	$18,939,035
Plus:	Depreciation and amortization	23,855,735	3,957,422	27,813,157
	General and administrative expenses (2)	—	7,978,103	7,978,103
	Acquisition transaction costs	224,421	1,345,171	1,569,592
	Other expenses(2)	—	197,891	197,891
Less:	Mortgage interest income	—	(623,793)	(623,793)
Property operating income		$50,734,738	$5,139,247	$55,873,985

______________________

(2) For illustration purposes, general and administrative expenses and other expenses are included in non same-store because the Company does not allocate these types of expenses between same-store and non same-store.

During the nine months ended September 30, 2014, the Company generated property operating income of approximately $84.5 million compared to property operating income of $55.9 million generated during the nine months ended September 30, 2013. Property operating income increased by $28.6 million during the nine months ended September 30, 2014 primarily as a result of an increase in the number of properties owned by the Company in 2014 compared to 2013.  As of September 30, 2014, the Company owned 58 consolidated properties as compared to 52 properties at September 30, 2013. The newly acquired properties increased property operating income in 2014 by approximately $27.5 million. The 41 same-store properties increased property operating income by approximately $1.2 million.

Mortgage interest income

The Company generated interest income from mortgage notes receivable during the nine months ended September 30, 2013 of approximately $624,000 and no comparable income was recorded during the nine months ended September 30, 2014. This decrease was a result of the cancellation of the Company’s loan to the Crossroads joint venture in connection with the Company’s acquisition of the remaining partnership interests in the Crossroads Shopping Center from its joint venture partner in September 2013. As of September 30, 2014, the Company has no remaining investments in mortgage loans on real estate.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the nine months ended September 30, 2014 of approximately $43.0 million compared to $27.8 million incurred during the nine months ended September 30, 2013. Depreciation and amortization expenses were higher in 2014 as a result of an increase in the number of properties owned by the Company in 2014 compared to 2013.

General and administrative expenses

The Company incurred general and administrative expenses during the nine months ended September 30, 2014 of approximately $8.3 million compared to $8.0 million incurred during the nine months ended September 30, 2013. General and administrative expenses increased approximately $346,000 primarily due to an increase in compensation-related expenses.

Acquisition transaction costs

The Company incurred property acquisition costs during the nine months ended September 30, 2014 of approximately $654,000 compared to $1.6 million incurred during the nine months ended September 30, 2013. Property acquisition costs were higher in 2013 due to legal and other professional fees incurred related to acquisition activity, as well as a reduction in the number of assets acquired period over period.

Interest expense and other finance expenses

The Company incurred interest expense during the nine months ended September 30, 2014 of approximately $20.7 million compared to approximately $11.0 million during the nine months ended September 30, 2013. The increase of approximately $9.7 million was primarily due to additional interest incurred related to the Senior Notes Due 2023 which were issued in December 2013, which bear a higher interest rate than the credit facility, as well as higher net borrowings on the credit facility.

Gain on consolidation of joint venture

During the nine months ended September 30, 2013, the Company acquired the remaining partnership interests in Terranomics Crossroads Associates from its joint venture partner. Prior to the acquisition date, the Company accounted for its 49% interest in the Terranomics Crossroad Associates, LP as an equity method investment.  In accordance with the authoritative accounting guidance for business combinations, as the Company obtained control of the Crossroads joint venture, the Company determined that it should re-measure the fair value of its previously held equity interest. The Company, with the assistance of a third party valuation firm, calculated the fair value of its historical ownership interest in the Crossroads joint venture to be $36.0 million based on the $13.79 value per OP Unit issued as of the date the Company obtained control of Crossroads on September 27, 2013. In accordance with the accounting guidance for business combinations, the Company then compared the fair value of the equity of $36.0 million to the carrying value of its investment in Crossroads of $15.6 million, which resulted in a gain of $20.4 million that was included in earnings on the date the acquisition closed.   There was no comparable gain recorded during the nine months ended September 30, 2014.

Equity in earnings from unconsolidated joint venture

During the nine months ended September 30, 2013, the Company recorded equity in earnings from unconsolidated joint venture of approximately $2.4 million and no comparable income was recorded during the nine months ended September 30, 2014. This decrease was a result of the consolidation of Crossroads Shopping Center in September 2013. As of September 30, 2014, the Company has no remaining unconsolidated joint ventures.

Gain on sale of property

On June 5, 2014, the Company sold Phillips Village Shopping Center, a non-core shopping center located in Pomona, California with an occupancy rate of approximately 10.4% as of May 31, 2014. The sales price of this property of approximately $16.0 million, less costs to sell, resulted in net proceeds to the Company of approximately $15.6 million. The Company recorded a gain on sale of approximately $3.3 million for the nine months ended September 30, 2014. Additionally, on August 25, 2014, the Company sold the Oregon City Point Shopping Center, a non-core shopping center located in Oregon City, Oregon. The sales price of this property of approximately $12.4 million, less costs to sell, resulted in net proceeds of approximately $12.0 million. The Company recorded a gain on sale of property of approximately $1.6 million for the nine months ended September 30, 2014. There was no comparable gain recorded during the nine months ended September 30, 2013.

Loss from discontinued operations

In June 2013, the Company sold the Nimbus Winery Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in net proceeds to the Company of approximately $5.6 million. The Company recorded a loss on sale of property of approximately $714,000 for the nine months ended September 30, 2013, which has been included in discontinued operations. There was no comparable loss recorded during the nine months ended September 30, 2014.

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

The Financial Accounting Standards Board (“FASB”) guidance relating to business combinations requires, among other things, an acquirer of a business (or investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions. Accordingly, the costs of completed acquisitions will reduce our FFO. Acquisition costs for the three months ended September 30, 2014 and 2013 were approximately $125,000 and $641,000, respectively. Acquisition costs for the nine months ended September 30, 2014 and 2013 were approximately $654,000 and $1.6 million, respectively.

While the Company does not have any joint ventures as of September 30, 2014, in the future, the Company may acquire the remaining interests from its joint venture partners it does not already own. At that time, a gain or loss may be recorded, in accordance with GAAP, based on the Company’s determination of the fair value of the properties at the time of any such purchase of the remaining interests in the properties. Accordingly, the amount of the gain or loss will increase or decrease, respectively, our FFO. During the three and nine months ended September 30, 2013, the Company acquired the remaining interests from certain of its joint venture partners.  The gain recorded upon consolidation of joint ventures for both the three and nine months ended September 30, 2013 was approximately $20.4 million. The Company did not record any such gain or loss during the three or nine months ended September 30, 2014.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income attributable to ROIC	$6,748,847	$25,262,291	$15,714,282	$30,023,189
Plus: Depreciation and amortization	15,364,808	9,755,321	42,986,148	27,813,157
Depreciation and amortization attributable to unconsolidated joint ventures	—	354,431	—	1,059,761
Gain on sale of real estate	(1,550,027)	—	(4,868,553)	—
Loss from discontinued operations	—	—	—	713,529
Funds from operations – basic	20,563,628	35,372,043	53,831,877	59,609,636
Net income attributable to non-controlling interests	231,849	—	583,419	—
Funds from operations – diluted	$20,795,477	$35,372,043	$54,415,296	$59,609,636

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

The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation. These assessments have a direct impact on the Company’s net income.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	39-40 years
Property Improvements	10-20 years
Furniture/Fixtures	3-10 years
Tenant Improvements	Shorter of lease term or their useful life

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company's real estate investments was impaired at September 30, 2014.

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

During the nine months ended September 30, 2014, the Company's primary sources of cash were proceeds from the issuance of common stock, distributions from the Operating Partnership and proceeds from the exercise of warrants. As of September 30, 2014, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On June 18, 2014, the Company issued 14,375,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $205.5 million, after deducting the underwriters’ discounts and commissions and offering expenses.

During the year ended December 31, 2011, the Company entered into an ATM Equity OfferingSM Sales Agreement (“sales agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of the Company’s common stock, having aggregate sales proceeds of $50.0 million from time to time, through an “at the market” equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales agent and/or principal (“agent”).  During the nine months ended September 30, 2014, the Company did not sell any shares under the sales agreement. Additionally, the registration statement related to the sales agreement expired, and accordingly, the Company will not issue any additional shares under this program.

On September 19, 2014, the Company entered into four separate Sales Agreements (the “2014 sales agreements”) with Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals. During the three months ended September 30, 2014, the Company did not sell any shares under the 2014 sales agreements.

For the nine months ended September 30, 2014, dividends paid to stockholders totaled approximately $38.7 million.  Additionally, for the nine months ended September 30, 2014, the Operating Partnership made distributions of approximately $1.5 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $52.4 million.  For the nine months ended September 30, 2013, dividends paid to stockholders totaled approximately $31.6 million.  On a consolidated basis, cash flows from operations for the same period totaled approximately $33.3 million.  In the future, it is expected that the cash flows from stabilized properties will be sufficient to cover the dividends paid to stockholders.

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

During the nine months ended September 30, 2014, the Operating Partnership’s primary sources of cash were (i) proceeds from the issuance of common stock and warrant exercises that were contributed to the Operating Partnership, (ii) proceeds from bank borrowings under the revolving credit facility, and (iii) cash flow from operations. As of September 30, 2014, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

The Operating Partnership has a term loan agreement with several banks. The term loan provides for a loan of $200.0 million and contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $300.0 million subject to commitments and other conditions. The maturity date of the term loan is August 29, 2017. The agreements contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions. The Operating Partnership was in compliance with such covenants at September 30, 2014.

As of September 30, 2014, $200.0 million and $123.3 million were outstanding under the term loan and credit facility, respectively. The average interest rate on the term loan and credit facility during both the three and nine months ended September 30, 2014 was 1.5% and 1.3%, respectively. The Operating Partnership had $226.7 million available to borrow under the credit facility at September 30, 2014. The Operating Partnership had no available borrowings under the term loan.

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

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Nine Months Ended September 30,
	2014	2013

Net Cash Provided by (Used in):
Operating Activities	$52,442,685	$33,343,629
Investing Activities	$(326,793,834)	$(239,857,327)
Financing Activities	$277,427,482	$211,655,804

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $52.4 million in the nine months ended September 30, 2014, compared to $33.3 million in the comparable period in 2013. During the nine months ended September 30, 2014, cash flows from operating activities increased by approximately $19.1 million primarily due to an increase in property operating income of approximately $28.6 million, offset by a $9.7 million increase in interest expense and the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to $326.8 million in the nine months ended September 30, 2014, compared to $239.9 million in the comparable period in 2013. During the nine months ended September 30, 2014, cash flows used in investing activities increased by approximately $86.9 million, primarily due to the increase in investments in real estate, net of proceeds from the sale of real estate, of approximately $89.2 million, an increase in improvements to properties of approximately $1.0 million, offset by a decrease in deposits on real estate acquisitions of approximately $2.9 million.

Financing Activities

Net cash flows provided by financing activities amounted to $277.4 million for the nine months ended September 30, 2014, compared to $211.7 million in the comparable period in 2013. During the nine months ended September 30, 2014, cash flows provided by financing activities increased by approximately $65.8 million, primarily due to the receipt of $205.5 million of net proceeds from the issuance of common stock, and the increase in net proceeds on the credit facility of approximately $10.6 million. These increases were offset by the decrease in proceeds received from the exercise of warrants, net of cash used to acquire warrants, of approximately $143.5 million, and an increase in dividends paid to stockholders of approximately $7.1 million.

Contractual Obligations

The following table presents the principal amount of the Company's long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at September 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$475,085	$77,267,004	$7,582,838	$8,460,412	$10,136,577	$—	$103,921,916
Mortgage Notes Payable Interest	1,560,519	4,427,961	1,317,579	910,889	104,635	—	8,321,583
Term loan (2)	—	—	—	200,000,000	—	—	200,000,000
Credit facility (2)	—	—	—	123,300,000	—	—	123,300,000
Senior Notes Due 2023 (3)	6,770,833	12,500,000	12,500,000	12,500,000	12,500,000	311,979,167	368,750,000
Operating lease obligations	226,441	910,164	980,650	1,048,825	1,053,877	38,330,210	42,550,167
Total	$9,032,878	$95,105,129	$22,381,067	$346,220,126	$23,795,089	$350,309,377	$846,843,666

_____________________

(1)	Does not include unamortized mortgage premium of $3.4 million as of September 30, 2014.
(2)	For the purpose of the above table, the Company has assumed that borrowings under the loan agreements accrue interest at the average interest rate on the term loan and credit facility during both the three and nine months ended September 30, 2014, which was 1.5% and 1.3%, respectively. Borrowings under the term loan and credit facility bear interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.
(3)	Represents both principal and interest.

For the new leases and renewals that occurred during the nine months ended September 30, 2014, the Company has committed approximately $3.0 million and $699,000 in tenant improvements and leasing commissions, respectively. As of September 30, 2014, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of September 30, 2014, the Company does not have any off-balance sheet arrangements.

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

As of September 30, 2014, the Company had $323.3 million of variable rate debt outstanding. As of September 30, 2014, the Company has primarily used fixed-rate debt and forward starting interest rate swaps to manage its interest rate risk. See the discussion under Note 9 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company previously entered into five forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company's interest expense related to its future anticipated debt issuances as part of its overall borrowing program. During the year ended December 31, 2013, the Company settled two of its interest rate swaps in accordance with their settlement dates. Additionally, during the three and nine months ended September 30, 2014, the Company settled two of its interest rate swaps in accordance with their settlement dates. Accordingly, the Company has one remaining interest rate swap as of September 30, 2014. The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivative as of September 30, 2014, exclusive of non-performance risk.

Swap Notional	Less 100 basis points	Less 50 basis points	September 30, 2014 Value	Increase 50 basis points	Increase 100 basis points
$ 25,000,000	(1,164,536)	(176,234)	779,171	1,706,142	2,592,570

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

During the nine months ended September 30, 2014, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the nine months ended September 30, 2014, there was no change in the Operating Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to our risk factors during the nine months ended September 30, 2014.

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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner
Registrant	Registrant
/s/ Stuart A. Tanz Name: Stuart A. Tanz Title: Chief Executive Officer Date: October 30, 2014	/s/ Stuart A. Tanz Name: Stuart A. Tanz Title: Chief Executive Officer Date: October 30, 2014

/s/ Michael B. Haines Name: Michael B. Haines Title: Chief Financial Officer Date: October 30, 2014	/s/ Michael B. Haines Name: Michael B. Haines Title: Chief Financial Officer Date: October 30, 2014