Form 10-K
period 2014-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2015-02-25
CIK 1407623, 1577230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the common equity held by non-affiliates of Retail Opportunity Investments Corp. as of June 30, 2014, the last business day of its most recently completed second fiscal quarter, was $1.4 billion (based on the closing sale price of $15.73 per share of Retail Opportunity Investments Corp. common stock on that date as reported on the NASDAQ Global Select Market).

There is no public trading market for the operating partnership units of Retail Opportunity Investments Partnership, LP. As a result the aggregate market value of common equity securities held by non-affiliates of this registrant cannot be determined.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 93,306,923 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of February 20, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Retail Opportunity Investments Corp.’s definitive proxy statement for its 2015 Annual Meeting, to be filed within 120 days after its fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY PARAGRAPH

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which Retail Opportunity Investments Corp. is the parent company and through its wholly owned subsidiary, acts as general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP. Unless otherwise indicated or unless the context requires otherwise, all references in this report to the Operating Partnership refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust (“REIT”) and as of December 31, 2014, ROIC owned an approximate 95.9% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership. Through this subsidiary, ROIC has full and complete authority and control over the Operating Partnership’s business.

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

There are few differences between ROIC and the Operating Partnership, which are reflected in the disclosures in this report. The Company believes it is important to understand the differences between ROIC and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company. ROIC is a REIT, whose only material assets are its direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership. As a result, ROIC does not conduct business itself, other than acting as the parent company and through Retail Opportunity Investments Partnership GP, LLC as the sole general partner of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Company conducts its business through the Operating Partnership, which is structured as a partnership with no publicly traded equity. Except for net proceeds from warrants exercised and equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”) of the Operating Partnership.

Non-controlling interests is the primary difference between the Consolidated Financial Statements for ROIC and the Operating Partnership. The OP Units in the Operating Partnership that are not owned by ROIC are accounted for as partners’ capital in the Operating Partnership’s financial statements and as non-controlling interests in ROIC’s financial statements. Accordingly, this report presents the Consolidated Financial Statements for ROIC and the Operating Partnership separately, as required, as well as Earnings Per Share / Earnings Per Unit and Capital of the Partnership.

This report also includes separate Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 9A. Controls and Procedures sections and separate Chief Executive Officer and Chief Financial Officer certifications for each of ROIC and the Operating Partnership as reflected in Exhibits 31 and 32.

3

Statements Regarding Forward-Looking Information

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Actual results may differ materially due to uncertainties including:

•	the Company’s ability to identify and acquire retail real estate that meet its investment standards in its markets;

•	the level of rental revenue the Company achieves from its assets;

•	the market value of the Company’s assets and the supply of, and demand for, retail real estate in which it invests;

•	the state of the U.S. economy generally, or in specific geographic regions;

•	the impact of economic conditions on the Company’s business;

•	the conditions in the local markets in which the Company operates and its concentration in those markets, as well as changes in national economic and market conditions;

•	consumer spending and confidence trends;

•	the Company’s ability to enter into new leases or to renew leases with existing tenants at the properties it owns or acquires at favorable rates;

•	the Company’s ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	the competitive landscape impacting the properties the Company owns or acquires and their tenants;

•	the Company’s relationships with its tenants and their financial condition and liquidity;

•	ROIC’s ability to continue to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes;

•	the Company’s use of debt as part of its financing strategy and its ability to make payments or to comply with any covenants under its senior unsecured notes, its unsecured credit facility or other debt facilities it currently has or subsequently obtains;

•	the Company’s level of operating expenses, including amounts it is required to pay to its management team;

•	changes in interest rates that could impact the market price of ROIC’s common stock and the cost of the Company’s borrowings; and

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs).

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

PART I

In this Annual Report on Form 10-K, unless otherwise indicated or the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership.

Item 1.  Business

Overview

Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”) commenced operations in October 2009 as a fully integrated, self-managed real estate investment trust (“REIT”), and as of December 31, 2014, ROIC owned an approximate 95.9% partnership interest and other limited partners owned the remaining 4.1% partnership interest in the Operating Partnership.  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

From the commencement of its operations through December 31, 2014, the Company has completed approximately $1.7 billion of shopping center investments.  As of December 31, 2014, the Company’s portfolio consisted of 61 retail properties totaling approximately 7.3 million square feet of gross leasable area (“GLA”).

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

Investment Strategy

The Company seeks to acquire shopping centers located in densely populated, supply-constrained metropolitan markets in the western regions of the United States, which exhibit income and population growth and high barriers to entry.  The Company’s senior management team has operated in the Company’s markets for over 25 years and has established an extensive network of relationships in these markets with key institutional and private property owners, brokers and financial institutions and other real estate operators.  The Company’s in-depth local and regional market knowledge and expertise provides a distinct competitive advantage in identifying and accessing attractive acquisition opportunities, including properties that are not widely marketed.

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

Transactions During 2014

Investing Activity

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

On May 22, 2014, the Company acquired the property known as Aurora Square II located in Shoreline, Washington, within the Seattle metropolitan area, for a purchase price of approximately $15.8 million. Aurora Square II is approximately 66,000 square feet and is contiguous to an existing ROIC grocery-anchored shopping center, Aurora Square. Aurora Square II, together with Aurora Square, aggregate 104,000 square feet and are anchored by Marshall’s (Aurora Square II) and Central Supermarket (Aurora Square). The property was acquired with borrowings under the Company’s credit facility and available cash.

On June 13, 2014, the Company acquired the property known as Fallbrook Shopping Center located in West Hills, California, within the Los Angeles metropolitan area, for a purchase price of approximately $210.0 million. Fallbrook Shopping Center has approximately 1.1 million square feet of GLA of which approximately 756,000 square feet is owned by the Company. Key tenants include Trader Joe’s, Sprouts Market, Home Depot, Kohl’s, TJ Maxx, Ross Dress For Less, AMC Theaters and 24 Hour Fitness. Fallbrook Shopping Center also features Target, Walmart and Kroger (Ralph’s) Supermarket, which occupy substantially all of the GLA not owned by the Company. The property was acquired with borrowings under the Company’s credit facility and available cash.

On December 3, 2014, the Company acquired the property known as Moorpark Town Center located in Moorpark, California, within the Los Angeles metropolitan area, for a purchase price of approximately $27.3 million. Moorpark Town Center is approximately 134,000 square feet and is anchored by Kroger (Ralph’s) Supermarket and CVS Pharmacy. The property was acquired with borrowings under the Company’s credit facility.

On December 4, 2014, the Company acquired the property known as Mission Foothill Marketplace located in Mission Viejo, California, within the Orange County metropolitan area, for a purchase price of approximately $29.0 million. Mission Foothill Marketplace is approximately 111,000 square feet and is anchored by Haggen Supermarket and CVS Pharmacy. The property was acquired with borrowings under the Company’s credit facility.

On December 11, 2014, the Company acquired the property known as Wilsonville Town Center located in Wilsonville, Oregon, within the Portland metropolitan area, for an adjusted purchase price of approximately $35.6 million. Wilsonville Town Center is approximately 168,000 square feet and is anchored by Thriftway Supermarket, Rite Aid Pharmacy and Dollar Tree. The acquisition was funded through approximately $19.4 million in cash and the issuance of 989,272 OP Units with a fair value of approximately $16.3 million.

Property Dispositions

On June 5, 2014, the Company sold Phillips Village Shopping Center, a non-core shopping center located in Pomona, California with an occupancy rate of approximately 10.4% as of May 31, 2014. The sales price of this property of approximately $16.0 million, less costs to sell, resulted in net proceeds to the Company of approximately $15.6 million. Accordingly, the Company recorded a gain on sale of approximately $3.3 million for the year ended December 31, 2014 related to this property.

On August 25, 2014, the Company sold the Oregon City Point Shopping Center, a non-core shopping center located in Oregon City, Oregon. The sales price of this property of approximately $12.4 million, less costs to sell, resulted in net proceeds of approximately $12.0 million. Accordingly, the Company recorded a gain on sale of approximately $1.6 million for year ended December 31, 2014 related to this property.

Financing Activities

The Company employs prudent amounts of leverage and uses debt as a means of providing funds for the acquisition of its properties and the diversification of its portfolio.  The Company seeks to primarily utilize unsecured debt in order to maintain liquidity and flexibility in its capital structure.

Senior Notes Due 2024

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2024 are part of the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting).

Credit Facility

The Operating Partnership has a revolving credit facility (the “credit facility”) with several banks. Previously, the credit facility provided for borrowings of up to $350.0 million. Effective December 12, 2014, the Company entered into a fourth amendment to the amended and restated credit agreement pursuant to which the borrowing capacity was increased to $500.0 million. Additionally, the credit facility contains an accordion feature, which was amended to allow the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility has been extended to January 31, 2019 subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

The Operating Partnership previously had a term loan agreement with several banks which provided for a loan of $200.0 million. In connection with the fourth amendment to the credit facility, effective December 12, 2014, the term loan agreement was retired.

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00% (the “Base Rate”). Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The credit facility contains customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2014.

As of December 31, 2014, $156.5 million was outstanding under the credit facility.  The average interest rate on the credit facility during the twelve months ended December 31, 2014 was 1.3%.  The Company had $343.5 million available to borrow under the credit facility at December 31, 2014.

Mortgage Notes Payable

During the year ended December 31, 2014, the Company repaid the outstanding principal balance on the Euclid Plaza and Country Club Gate mortgage notes payable of $8.0 million and $12.0 million, respectively, without penalty, in accordance with the prepayment provisions of the notes.

Equity Issuance

On June 18, 2014, ROIC issued 14,375,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $205.5 million, after deducting the underwriters’ discounts and commissions and offering expenses.

ATM Equity Offering

On September 19, 2014, ROIC entered into four separate Sales Agreements (the “2014 sales agreements”) with Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals. During the year ended December 31, 2014, ROIC did not sell any shares under the 2014 sales agreements.

The Company plans to finance future acquisitions through a combination of cash, borrowings under its credit facility, the assumption of existing mortgage debt, the issuance of equity securities including OP Units, and equity and debt offerings.

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

Employees

As of December 31, 2014, the Company had 65 employees, including three executive officers, one of whom is also a member of its board of directors.

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

The Company operates in a highly competitive market.  The Company’s profitability depends, in large part, on its ability to acquire its assets at favorable prices and on trends impacting the retail industry in general, national, regional and local economic conditions, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  Many of the Company’s competitors are substantially larger and have considerably greater financial, marketing and other resources than it does.  Other entities may raise significant amounts of capital, and may have investment objectives that overlap with the Company’s.  In addition, the properties that the Company acquires may face competition from similar properties in the same market, as well as from e-commerce websites.  At the time of the commencement of the Company’s operations, conditions in the capital markets and the credit markets reduced competitors’ ability to finance acquisitions. As access to capital and credit have improved and the number of competitors operating in the Company’s markets have increased, the Company has faced increased competition for opportunities to acquire assets and to attract and retain tenants. The presence of competitive alternatives affects the Company's ability to lease space and the level of rents it can obtain. New construction, renovations and expansions at competing sites could also negatively affect the Company's properties.

The Company may change any of its strategies, policies or procedures without stockholder consent, which could materially and adversely affect its business.

The Company may change any of its strategies, policies or procedures with respect to acquisitions, asset allocation, growth, operations, indebtedness, financing strategy and distributions, including those related to maintaining its REIT qualification, at any time without the consent of its stockholders, which could result in making acquisitions that are different from, and possibly riskier than, the types of acquisitions described in this Annual Report on Form 10-K.  A change in the Company’s strategy may increase its exposure to real estate market fluctuations, financing risk, default risk and interest rate risk.  Furthermore, a change in the Company’s asset allocation could result in the Company making acquisitions in asset categories different from those described in this Annual Report on Form 10-K.  These changes could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

The Company’s directors are subject to potential conflicts of interest.

The Company’s executive officers and directors face conflicts of interest.  Except for Messrs. Tanz, Haines and Schoebel, none of the Company’s executive officers or directors are required to commit their full time to its affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.  In addition, except for Mr. Tanz, each of the Company’s directors (including the Company’s non-Executive Chairman) is engaged in several other business endeavors.  In the course of their other business activities, the Company’s directors may become aware of investment and business opportunities that may be appropriate for presentation to the Company as well as the other entities with which they are affiliated.  They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

There are many factors that can affect the value of the Company’s assets, including the state of the capital markets and economy.  The great recession negatively affected consumer spending and retail sales, which adversely impacted the performance and value of retail properties in most regions in the United States.  In addition, loans backed by real estate were difficult to obtain and that difficulty, together with a tightening of lending policies, resulted in a significant contraction in the amount of debt available to fund retail properties.  Although there has been improvement in the credit and real estate markets, any reduction in available financing may materially and adversely affect the Company’s ability to achieve its financial objectives.  Concern about the stability of the markets generally may limit the Company’s ability and the ability of its tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.  Although the Company will factor in these conditions in acquiring its assets, its long term success depends in part on general economic conditions and the stability and dependability of the financing market for retail real estate.  If the national economy or the local economies in which the Company operates continue to experience uncertainty, or if general economic conditions were to worsen, the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders could be materially and adversely affected.

Bankruptcy or insolvency of tenants may decrease the Company’s revenues and available cash.

In the case of many retail properties, the bankruptcy or insolvency of a major tenant could cause the Company to suffer lower revenues and operational difficulties, and could allow other tenants to exercise so-called “kick-out” clauses in their leases and terminate their lease or reduce their rents prior to the normal expiration of their lease terms.  As a result, the bankruptcy or insolvency of major tenants could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

Inflation or deflation may materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and distributions to its securityholders.

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

The Company’s properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements.  If the Company fails to comply with these requirements, it could incur fines or private damage awards.  The Company does not know whether compliance with the requirements will require significant unanticipated expenditures that could affect its income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

The Company expects to acquire additional properties and this may create risks.

The Company expects to acquire additional properties consistent with its investment strategies.  The Company may not, however, succeed in consummating desired acquisitions on time, within budget or at all.  In addition, the Company may face competition in pursuing acquisition opportunities, which could result in increased acquisition costs.  When the Company does pursue a project or acquisition, it may not succeed in leasing newly acquired properties at rents sufficient to cover its costs of acquisition.  Difficulties in integrating acquisitions may prove costly or time-consuming and could result in poorer than anticipated performance.  The Company may also abandon acquisition opportunities that it has begun pursuing and consequently fail to recover expenses already incurred.  Furthermore, acquisitions of new properties will expose the Company to the liabilities of those properties, including, for example, liabilities for clean-up of disclosed or undisclosed environmental contamination, claims by persons in respect of events transpiring or conditions existing before the Company’s acquisition and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of properties.

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

In order to maintain its qualification as a REIT, the Company is required under the Internal Revenue Code of 1986, as amended (the “Code”), to annually distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain.  After the Company invests its cash on hand, it expects to depend primarily on its credit facility and other external financing (including debt and equity financings) to fund the growth of its business.  The Company’s access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally.  As a result of changing economic conditions, the Company may be limited in its ability to obtain additional financing or to refinance existing debt maturities on favorable terms or at all and there can be no assurances as to when financing conditions will improve.

The Company does not have a formal policy limiting the amount of debt it may incur and its board of directors may change its leverage policy without stockholder consent, which could result in a different risk profile.

Although the Company’s Charter and Bylaws do not limit the amount of indebtedness the Company can incur, the Company’s policy is to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio.  The amount of leverage the Company will deploy for particular investments will depend upon its management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in its portfolio, the potential for losses, the availability and cost of financing the assets, the Company’s opinion of the creditworthiness of its financing counterparties, the health of the U.S. economy and commercial mortgage markets, the Company’s outlook for the level, slope and volatility of interest rates, the credit quality of the tenants occupying space at the Company’s properties, and the need for the Company to comply with financial covenants contained in the Company’s credit facility.  The Company’s board of directors may change its leverage policies at any time without the consent of its stockholders, which could result in an investment portfolio with a different risk profile.

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

The lack of liquidity of the Company’s assets could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders, and could materially and adversely affect the Company’s ability to value and sell its assets.

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

The Company’s financial results depend significantly on leasing space in its properties to tenants on economically favorable terms.  In addition, as a substantial majority of the Company’s revenue comes from renting real property, the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders could be materially and adversely affected if a significant number of its tenants cannot pay their rent or if the Company is not able to maintain occupancy levels on favorable terms.  If a tenant does not pay its rent, the Company may not be able to enforce its rights as landlord without delays and may incur substantial legal costs.

Some of the Company’s properties depend on anchor stores or major tenants to attract shoppers and could be materially and adversely affected by the loss of or a store closure by one or more of these tenants.

The Company’s shopping centers are primarily anchored by national and regional supermarkets and drug stores.  The value of the retail properties the Company acquires could be materially and adversely affected if these tenants fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations.  Adverse economic conditions may result in the closure of existing stores by tenants which may result in increased vacancies at the Company’s properties.  If there are periods of significant vacancies for the Company’s properties they could materially and adversely impact the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

Loss of revenues from major tenants could reduce the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

The Company derives significant revenues from anchor tenants such as Safeway, Inc., Kroger and Rite Aid Pharmacy.  As of December 31, 2014, these tenants are the Company’s three largest tenants and accounted for 3.9%, 2.9% and 2.3% respectively, of its annualized base rent on a pro-rata basis.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders could be materially and adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

The Company’s Common Area Maintenance (“CAM”) contributions may not allow it to recover the majority of its operating expenses from tenants.

CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs and security costs.  The Company may acquire properties with leases with variable CAM provisions that adjust to reflect inflationary increases or leases with a fixed CAM payment methodology which fixes its tenants’ CAM contributions.  With respect to both variable and fixed payment methodologies, the amount of CAM charges the Company bills to its tenants based on the terms of the respective lease agreements may not allow it to recover or pass on all these operating expenses to tenants, which may reduce operating cash flow from its properties.  Such a reduction could result in a material and adverse effect on the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

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

The Company faces risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside the Company or persons with access to systems inside the Company, and other significant disruptions of the Company’s IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The Company’s IT networks and related systems are essential to the operation of its business and its ability to perform day-to-day operations (including managing its building systems), and, in some cases, may be critical to the operations of certain of its tenants. There can be no assurance that the Company’s efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving the Company’s IT networks and related systems could materially and adversely impact the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair the Company’s assets and have a material and adverse effect on its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

The Company believes the risks associated with its business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values.  Declines in real estate values, among other factors, could result in a determination that the Company's assets have been impaired. If the Company determines that an impairment has occurred, the Company would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on its results of operations in the period in which the impairment charge is recorded. Although the Company will take current economic conditions into account in acquiring its assets, the Company’s long term success, and the value of its assets, depends in part on general economic conditions and other factors beyond the Company's control.  If the national economy or the local economies in which the Company operates experience uncertainty, or if general economic conditions were to worsen, the value of the Company's properties could decline, and the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders, could be materially and adversely affected.

Loss of key personnel could harm the Company’s operations.

The Company is dependent on the efforts of certain key personnel of its senior management team.  While the Company has employment contracts with each of Messrs. Tanz, Haines and Schoebel, the loss of the services of any of these individuals could harm the Company’s operations and have a material and adverse effect on its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

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

The Company may enter into joint venture arrangements in the future.  Investments in joint ventures involve risks that are not otherwise present with properties which the Company owns entirely.  In a joint venture investment, the Company may not have exclusive control or sole decision-making authority over the development, financing, leasing, management and other aspects of these investments.  As a result, the joint venture partner might have economic or business interests or goals that are inconsistent with the Company’s goals or interests, take action contrary to the Company’s interests or otherwise impede the Company’s objectives.  Joint venture investments involve risks and uncertainties, including the risk of the joint venture partner failing to provide capital and fulfill its obligations, which may result in certain liabilities to the Company for guarantees and other commitments, the risk of conflicts arising between the Company and its partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.  The joint venture partner also might become insolvent or bankrupt, which may result in significant losses to the Company.  Further, although the Company may own a controlling interest in a joint venture and may have authority over major decisions such as the sale or refinancing of investment properties, the Company may have fiduciary duties to the joint venture partners or the joint venture itself that may cause, or require, it to take or refrain from taking actions that it would otherwise take if it owned the investment properties outright.

Uninsured losses or a loss in excess of insured limits could materially and adversely affect the Company.

The Company carries comprehensive general liability, fire, extended coverage, loss of rent insurance, and environmental liability where applicable on its properties, with policy specifications and insured limits customarily carried for similar properties.  However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, the Company generally does not maintain loss of rent insurance.  In addition, there are certain types of losses, such as losses resulting from wars, terrorism or acts of God that generally are not insured because they are either uninsurable or not economically insurable.  Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property.  Any loss of these types could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

The Company could be materially and adversely affected by poor market conditions where its properties are geographically concentrated.

The Company’s performance depends on the economic conditions in markets in which its properties are concentrated.  During the year ended December 31, 2014, the Company’s properties in California, Oregon and Washington accounted for 64%, 13% and 23%, respectively, of its consolidated property operating income.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Oregon and Washington.

Should the Company decide at some point in the future to expand into new markets, it may not be successful, which could materially and adversely affect its business, financial condition, liquidity and results of operations.

The Company's properties are concentrated in California, Oregon and Washington. If the opportunity arises, the Company may explore acquisitions of properties in new markets inside or outside of these states. Each of the risks applicable to the Company's ability to successfully acquire, integrate and operate properties in its current markets may also apply to its ability to successfully acquire, integrate and operate properties in new markets. In addition to these risks, the Company's management team may not possess the same level of knowledge with respect to market dynamics and conditions of any new market in which the Company may attempt to expand, which could materially and adversely affect its ability to operate in any such markets. The Company may be unable to obtain the desired returns on its investments in these new markets, which could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

Risks Related to Financing

The Company’s credit facility and unsecured senior notes contain restrictive covenants relating to its operations, which could limit the Company’s ability to respond to changing market conditions and its ability to pay dividends and other distributions to its securityholders.

The Company’s credit facility and unsecured senior notes contain restrictive covenants which are described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources”.  These or other limitations, including those that may apply to future company borrowings, may materially and adversely affect the Company’s flexibility and its ability to achieve its operating plans and could result in the Company being limited in the amount of dividends and distributions it would be permitted to pay to its securityholders.

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

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio.  To the extent market conditions improve and markets stabilize over time, the Company expects to increase its borrowing levels.  As of December 31, 2014, the Company’s outstanding mortgage indebtedness was approximately $91.5 million, and the Company may incur significant additional debt to finance future acquisition and development activities.  The Company’s credit facility consists of a $500.0 million unsecured revolving credit facility, of which $156.5 million was outstanding as of December 31, 2014.

In addition, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in December 2013 and $250.0 million aggregate principal amount of unsecured senior notes in December 2014, each of which were fully and unconditionally guaranteed by ROIC.

The Company’s access to financing will depend upon a number of factors, over which it has little or no control, including:

•	general market conditions;

•	the market’s view of the quality of the Company’s assets;

•	the market’s perception of the Company’s growth potential;

•	the Company’s eligibility to participate in and access capital from programs established by the U.S. government;

•	the Company’s current and potential future earnings and cash distributions; and

•	the market price of the shares of the Company’s common stock.

Although there has been improvement in the credit markets and real estate, any reduction in available financing may materially and adversely affect the Company’s ability to achieve its financial objectives.  Concern about the stability of the markets generally could adversely affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide the Company with financing or to increase the costs of that financing.  In addition, if regulatory capital requirements imposed on the Company’s private lenders change, they may be required to limit, or increase the cost of, financing they provide to the Company.  In general, this could potentially increase the Company’s financing costs and reduce its liquidity or require it to sell assets at an inopportune time or price.

During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, the Company has and may continue to purchase certain properties for cash or equity securities, including OP Units, or a combination thereof.  Consequently, depending on market conditions at the relevant time, the Company may have to rely more heavily on additional equity issuances, which may be dilutive to its stockholders, or on less efficient forms of debt financing that require a larger portion of its cash flow from operations, thereby reducing funds available for its operations, future business opportunities, cash distributions to its securityholders and other purposes.  The Company cannot assure you that it will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause it to curtail its asset acquisition activities and/or dispose of assets, which could materially and adversely affect its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

Increases in interest rates could increase the amount of the Company's debt payments and materially and adversely affect its business, financial condition, liquidity and results of operations.

Interest the Company pays could reduce cash available for distributions. As of December 31, 2014, the Company had approximately $156.5 million outstanding under the Company’s $500.0 million unsecured revolving credit facility that bears interest at a variable rate. In addition, the Company may incur variable rate debt in the future, including mortgage debt, borrowings under the unsecured revolving credit facility or new credit facilities. An increase in interest rates would increase the Company's interest costs, which could adversely affect the Company's cash flow, results of operations, ability to pay principal and interest on debt and pay dividends and other distributions to its securityholders, and reduce the Company's access to capital markets. In addition, if the Company needs to repay existing debt during periods of rising interest rates, it may be required to incur additional indebtedness at higher rates. From time to time, the Company may enter into interest rate swap agreements and other interest rate hedging contracts with the intention of lessening the impact of rising interest rates. However, increased interest rates may increase the risk that the counterparties to such agreements may not be able to fulfill their obligations under these agreements, and there can be no assurance that these arrangements will be effective in reducing the Company's exposure to interest rate changes.   These risks could materially and adversely affect the Company’s cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

Financing arrangements that the Company may use to finance its assets may require it to provide additional collateral or pay down debt.

The Company, when appropriate, uses traditional forms of financing including secured debt.  In the event the Company utilizes such financing arrangements, they would involve the risk that the market value of its assets which are secured may decline in value, in which case the lender may, in connection with a refinancing, require it to provide additional collateral, provide additional equity, or to repay all or a portion of the funds advanced.  The Company may not have the funds available to repay its debt or provide additional equity at that time, which would likely result in defaults unless it is able to raise the funds from alternative sources, which it may not be able to achieve on favorable terms or at all.  Providing additional collateral or equity would reduce the Company’s liquidity and limit its ability to leverage its assets.  If the Company cannot meet these requirements, the lender could accelerate the Company’s indebtedness, increase the interest rate on advanced funds and terminate its ability to borrow funds from them, which could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.  The providers of secured debt may also require the Company to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position.  As a result, the Company may not be able to leverage its assets as fully as it would choose which could reduce its return on assets.  There can be no assurance that the Company will be able to utilize such arrangements on favorable terms, or at all.

A downgrade in the Company’s or the Operating Partnership’s credit ratings could materially adversely affect the Company’s business and financial condition.

The credit ratings assigned to the Company’s obligations or to the debt securities of the Operating Partnership could change based upon, among other things, the Company’s and the Operating Partnership’s results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and there can be no assurance that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings do not apply to the Company’s common stock and are not recommendations to buy, sell or hold any other securities. If any of the credit rating agencies that have rated the obligations of the Company or the debt securities of the Operating Partnership downgrades or lowers its credit ratings, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on the Company’s costs and availability of capital, which could in turn materially and adversely impact the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

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

The Company intends to operate in a manner that will enable it to continue to qualify as a REIT for U.S. federal income tax purposes.  The Company has not requested and does not intend to request a ruling from the IRS that it will continue to qualify as a REIT.  The U.S. federal income tax laws governing REITs are complex.  The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Code (“Treasury Regulations”) is greater in the case of a REIT that holds assets through a partnership, such as the Company, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited.  To qualify as a REIT, the Company must meet, on an ongoing basis, various tests regarding the nature of its assets and its income, the ownership of its outstanding shares, and the amount of its distributions.  Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for the Company to qualify as a REIT.  Thus, while the Company believes that it has operated and intends to continue to operate so that it will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in the Company’s circumstances, no assurance can be given that it has qualified or will continue to so qualify for any particular year.

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

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure and state or local income, franchise, property and transfer taxes, including mortgage recording taxes.  In addition, the Company may hold some of its assets through taxable REIT subsidiary (“TRS”) corporations.  Any TRSs or other taxable corporations in which the Company owns an interest will be subject to U.S. federal, state and local corporate taxes.  Payment of these taxes generally would materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could materially and adversely affect the value of the Company’s shares.

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

The Company may be subject to adverse legislative or regulatory tax changes that could reduce the market price of its shares of common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect.  The Company cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively.  The Company and its stockholders could be materially and adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

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

The Company intends to pay quarterly distributions and to make distributions to its stockholders in an amount such that it distributes all or substantially all of its REIT taxable income in each year, subject to certain adjustments.  The Company’s ability to pay distributions may be materially and adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K.  All distributions will be made, subject to Maryland law (or Delaware law, in the case of distributions by the Operating Partnership), at the discretion of the Company’s board of directors and will depend on the Company’s earnings, its financial condition, any debt covenants, maintenance of its REIT qualification and other factors as its board of directors may deem relevant from time to time.  The Company believes that a change in any one of the following factors could materially and adversely affect its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay distributions to its securityholders:

•	the profitability of the assets acquired;

•	the Company’s ability to make profitable acquisitions;

•	margin calls or other expenses that reduce the Company’s cash flow;

•	defaults in the Company’s asset portfolio or decreases in the value of its portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains its executive office at 8905 Towne Centre Drive, Suite 108, San Diego, CA 92122.

As of December 31, 2014, the Company’s portfolio consisted of 61 retail properties totaling approximately 7.3 million square feet of gross leasable area which were approximately 97.6% leased.  During the year ended December 31, 2014, the Company leased or renewed a total of 864,000 square feet in its portfolio. The Company has committed approximately $3.4 million, or $7.74 per square foot, in tenant improvements for new leases that occurred during the year ended December 31, 2014. The Company has committed approximately $1.1 million, or $2.42 per square foot, in leasing commissions, for the new leases that occurred during the year ended December 31, 2014. Additionally, the Company has committed approximately $109,000, or $0.26 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2014. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2014.

The following table provides information regarding the Company’s properties as of December 31, 2014.

Property, State	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants
Northern California
Norwood Shopping Center, CA	1993	2010	88,851	14	95.5%	Viva Supermarket, Rite Aid Pharmacy, Citi Trends
Pleasant Hill Marketplace, CA	1980	2010	69,715	3	100.0%	Buy Buy Baby, Office Depot, Basset Furniture
Pinole Vista Shopping Center, CA	1981/2012	2011	165,025	30	98.7%	Kmart, SaveMart (Lucky) Supermarket (1)
Mills Shopping Center, CA	1955/1988	2011	239,081	28	84.6%	Save Maxx Foods Supermarket, Dollar Tree, Planet Fitness
Morada Ranch, CA	2006	2011	101,842	16	96.0%	Raleys Supermarket
Country Club Gate Center, CA	1974/2012	2011	109,331	29	94.5%	SaveMart (Lucky) Supermarket, Rite Aid Pharmacy
Round Hill Square, NV	1998	2011	115,984	24	95.8%	Safeway Supermarket, Dollar Tree, US Postal Service
Marlin Cove Shopping Center, CA	1972/2001	2012	73,186	25	100.0%	99 Ranch Market
Green Valley Station, CA	2006/2007	2012	52,245	12	82.0%	CVS Pharmacy
The Village at Novato, CA	2006	2012	20,043	3	90.6%	Trader Joe’s
Santa Teresa Village, CA	1974-79 / 2013	2012	125,162	34	92.0%	Raleys (Nob Hill) Supermarket
Granada Shopping Center, CA	1962/1994	2013	69,325	15	100.0%	SaveMart (Lucky) Supermarket
Country Club Village, CA	1995	2013	111,172	23	99.5%	Walmart Neighborhood Market, CVS Pharmacy
North Park Plaza, CA	1997	2014	76,697	15	100.0%	SF Supermarket

Southern California
Paramount Plaza, CA	1966/2010	2009	95,062	14	100.0%	99¢ Only Stores, Rite Aid Pharmacy, TJ Maxx
Santa Ana Downtown Plaza, CA	1987/2010	2010	100,305	28	100.0%	Kroger (Food 4 Less) Supermarket, Marshall’s
Claremont Promenade, CA	1982/2011	2010	91,529	24	95.7%	Super King Supermarket
Sycamore Creek, CA	2008	2010	74,198	18	100.0%	Safeway (Vons) Supermarket, CVS Pharmacy (1)
Gateway Village, CA	2003/2005	2010	96,959	26	92.5%	Sprouts Market
Marketplace Del Rio, CA	1990/2004	2011	177,136	44	96.0%	Stater Brothers Supermarket, Walgreens
Desert Springs Marketplace, CA	1993-94 / 2013	2011	105,157	17	98.5%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Renaissance Towne Centre, CA	1991/2011	2011	53,074	28	100.0%	CVS Pharmacy
Euclid Plaza, CA	1982/2012	2012	77,044	10	100.0%	Vallarta Supermarket, Walgreens
Seabridge Marketplace, CA	2006	2012	93,630	21	100.0%	Safeway (Vons) Supermarket
Glendora Shopping Center, CA	1992/2012	2012	106,535	22	99.3%	Albertson’s Supermarket
Bay Plaza, CA	1986/2013	2012	73,324	28	91.0%	Seafood City Supermarket
Cypress Center West, CA	1970/1978 / 2014	2012	106,451	34	100.0%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Redondo Beach Plaza, CA	1993/2004	2012	110,509	16	100.0%	Safeway (Von’s) Supermarket, Petco
Harbor Place Center, CA	1994	2012	119,821	10	100.0%	AA Supermarket, Ross Dress for Less
Diamond Bar Town Center, CA	1981	2013	100,342	23	100.0%	National grocery tenant, Crunch Fitness
Bernardo Heights Plaza, CA	1983/2006	2013	37,729	5	100.0%	Sprouts Market
Diamond Hills Plaza, CA	1973/2008	2013	139,505	38	100.0%	H-Mart Supermarket, Rite Aid Pharmacy
Hawthorne Crossings, CA	1993-1999	2013	141,288	18	100.0%	Mitsuwa Supermarket, Ross Dress for Less, Staples
Five Points Plaza, CA	1961-62 / 2012	2013	160,906	36	100.0%	Trader Joes, Old Navy, Pier 1
Peninsula Marketplace, CA	2000	2013	95,416	16	100.0%	Kroger (Ralph’s) Supermarket
Plaza de la Canada, CA	1968/2000	2013	100,408	14	100.0%	Gelson’s Supermarket, TJ Maxx, Rite Aid Pharmacy
Creekside Plaza, CA	1993/2005	2014	128,852	27	100.0%	Stater Brothers Supermarket, DigiPlex Theatre
Fallbrook Shopping Center, CA	1966/1986/ 2003	2014	756,040	44	100.0%	Sprouts Market, Trader Joe’s, Kroger (Ralph’s) Supermarket (1), TJ Maxx
Moorpark Town Center, CA	1984/2014	2014	133,538	26	88.2%	Kroger (Ralph’s) Supermarket, CVS Pharmacy
Mission Foothill Marketplace, CA	1996	2014	110,678	19	92.9%	Haggen Supermarket, CVS Pharmacy

Portland Metropolitan
Vancouver Market Center, WA	1996/2012	2010	118,385	17	97.3%	Albertson’s Supermarket
Happy Valley Town Center, OR	2007	2010	138,696	37	100.0%	New Seasons Supermarket
Wilsonville Old Town Square, OR	2011	2012	49,937	21	100.0%	Kroger (Fred Meyer) Supermarket (1)
Cascade Summit, OR	2000	2010	95,508	31	100.0%	Safeway Supermarket
Heritage Market Center, WA	2000	2010	107,468	18	100.0%	Safeway Supermarket, Dollar Tree
Division Crossing, OR	1992	2010	104,089	19	97.5%	Ross Dress For Less, Rite Aid Pharmacy, Ace Hardware

Halsey Crossing, OR	1992	2010	99,428	16	97.3%	Safeway Supermarket, Dollar Tree
Hillsboro Market Center, OR	2001-2002	2011	156,021	21	99.3%	Albertson’s Supermarket, Dollar Tree, Marshall’s
Robinwood Shopping Center, OR	1980 / 2012	2013	70,831	15	96.6%	Walmart Neighborhood Market
Tigard Marketplace, OR	1988/2005	2014	136,889	18	99.1%	H-Mart Supermarket, Bi-Mart Pharmacy
Wilsonville Town Center, OR	1991	2014	167,829	35	94.1%	Thriftway Supermarket, Rite Aid Pharmacy, Dollar Tree

Seattle Metropolitan
Meridian Valley Plaza, WA	1978/2011	2010	51,597	12	83.2%	Kroger (QFC) Supermarket
The Market at Lake Stevens, WA	2000	2010	74,130	9	100.0%	Haggen Supermarket
Canyon Park, WA	1980/2012	2011	123,627	23	100.0%	Albertson’s Supermarket, Rite Aid Pharmacy
Hawks Prairie, WA	1988/2012	2011	154,781	20	98.6%	Safeway Supermarket, Dollar Tree, Big Lots
Kress Building, WA	1924/2005	2011	74,819	8	100.0%	IGA Supermarket, TJ Maxx
Gateway Shopping Center, WA	2007	2012	106,104	16	97.1%	WinCo Foods (1), Rite Aid Pharmacy, Ross Dress for Less
Aurora Square, WA	1980	2012	38,030	4	100.0%	Central Supermaket
Canyon Crossing, WA	2008-2009	2013	120,510	22	94.3%	Safeway Supermarket
Crossroads Shopping Center, WA (2)	1962/2004	2010/2013	463,436	90	100.0%	Kroger (QFC) Supermarket, Bed Bath & Beyond, Sports Authority
Aurora Square II, WA	1987	2014	65,680	11	100.0%	Marshall’s, Pier 1 Imports

 _______________

(1)	Retailer owns their own space and is not a tenant of the Company.

(2)	The Company acquired a 49% interest in Crossroads in December 2010 and acquired the remaining 51% in September 2013.

As illustrated by the following tables, the Company’s shopping centers are substantially diversified by both tenant mix and by the staggering of its major tenant lease expirations.  For the year ended December 31, 2014, no single tenant comprised more than 3.9% of the total annual base rent of the Company’s portfolio.

The following table sets forth a summary schedule of the Company’s ten largest tenants by percent of total annual base rent, as of December 31, 2014.

Tenant	Number of Leases	% of Total Annual Base Rent(1)
Safeway Supermarket	9	3.9%
Kroger Supermarket	7	2.9%
Rite Aid Pharmacy	11	2.3%
Marshall’s / TJMaxx	7	2.2%
Sprouts Market	3	1.5%
JP Morgan Chase	14	1.4%
Ross Dress for Less	5	1.4%
CVS Pharmacy	6	1.2%
H-Mart Supermarket	2	1.2%
Haggen Supermarket	2	1.1%
	66	19.1%

___________________

 (1)   Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2014 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place across the Company’s total portfolio at December 31, 2014.

Year of Expiration	Number of Leases Expiring(1)	Square Footage	Annual Base Rent(2)	Annual Base Rent%
2015	209	461,142	$10,378,455	8.2%
2016	232	802,544	14,298,315	11.3%
2017	243	799,715	16,274,017	12.8%
2018	197	895,871	18,526,942	14.6%
2019	164	717,277	14,371,115	11.3%
2020	67	667,384	9,013,242	7.1%
2021	41	274,458	4,351,246	3.4%
2022	51	442,323	8,118,124	6.4%
2023	33	337,417	6,585,817	5.2%
2024	45	332,200	4,626,449	3.6%
Thereafter	67	1,410,106	20,491,932	16.1%
Total	1,349	7,140,437	$127,035,654	100.0%

___________________

(1)	Assumes no tenants exercise renewal options or cancellation options.

(2)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2014 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place with the Company’s anchor tenants at December 31, 2014.  Anchor tenants are tenants with leases occupying at least 15,000 square feet or more.

Year of Expiration	Number of Leases Expiring(1)	Square Footage	Annual Base Rent(2)	Annual Base Rent %
2015	1	21,211	$339,376	0.3%
2016	10	357,717	3,251,126	2.6%
2017	9	275,066	2,708,792	2.1%
2018	16	459,155	7,041,785	5.5%
2019	13	362,208	5,458,393	4.3%
2020	13	473,930	4,764,895	3.7%
2021	4	138,289	1,177,151	0.9%
2022	10	297,340	4,296,125	3.4%
2023	6	245,991	4,154,052	3.3%
2024	4	207,789	1,770,758	1.4%
Thereafter	25	1,179,120	15,205,891	12.0%
Total	111	4,017,816	$50,168,344	39.5%

____________________

(1)	Assumes no tenants exercise renewal or cancellation options.

(2)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2014 (including initial cash rent for new leases).

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ROIC Market Information

ROIC’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROIC”. The following table sets forth, for the period indicated, the high and low sales price for ROIC’s common stock as reported by the NASDAQ and the per share dividends declared:

Period	High	Low	Dividends Declared
2014
First Quarter	$15.18	$13.85	$0.16
Second Quarter	$16.30	$14.82	$0.16
Third Quarter	$16.26	$14.50	$0.16
Fourth Quarter	$17.22	$14.61	$0.16
2013
First Quarter	$14.02	$12.63	$0.15
Second Quarter	$15.79	$12.78	$0.15
Third Quarter	$14.23	$12.60	$0.15
Fourth Quarter	$15.20	$13.57	$0.15

On February 20, 2015, the closing price of ROIC’s common stock as reported by the NASDAQ was $16.93.

Dividends Declared on Common Stock and Tax Status

ROIC intends to make regular quarterly distributions to holders of its common stock.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  ROIC intends to pay regular quarterly dividends to stockholders in an amount not less than its net taxable income, including capital gains, if any, if and to the extent authorized by its board of directors.  Before ROIC pays any dividend, whether for U.S. federal income tax purposes or otherwise, it must first meet both its operating requirements and its debt service on debt.  If ROIC’s cash available for distribution is less than its net taxable income, it could be required to sell assets or borrow funds to make cash distributions or it may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

The following table sets forth the dividends declared per share of ROIC’s common stock and the tax status for U.S. federal income tax purposes of such dividends declared during the years ended December 31, 2014 and 2013:

Year Ended December 31, 2014

Record Date	Payable Date	Total Dividend per Share	Ordinary Income per Share (1)	Return of Capital per Share	Total Capital Gain per Share	Section 1250 Recapture per Share
3/14/2014	3/28/2014	$0.160000	$0.09568	$0.04423	$0.02009	$0.00127
6/13/2014	6/27/2014	$0.160000	$0.09568	$0.04423	$0.02009	$0.00127
9/15/2014	9/29/2014	$0.160000	$0.09568	$0.04423	$0.02009	$0.00127
12/15/2014	12/29/2014	$0.160000	$0.09568	$0.04423	$0.02009	$0.00127

_________________

(1)	Ordinary Income per Share is non-qualified dividend income.

Year Ended December 31, 2013

Record Date	Payable Date	Total Dividend per Share	Ordinary Income per Share (1)	Return of Capital per Share
3/15/2013	3/29/2013	$0.150000	$0.05934	$0.09066
6/14/2013	6/28/2013	$0.150000	$0.05934	$0.09066
9/16/2013	9/30/2013	$0.150000	$0.05934	$0.09066
12/16/2013	12/30/2013	$0.150000	$0.05934	$0.09066

_________________

(1)	Ordinary Income per Share is non-qualified dividend income.

As of December 31, 2014, 95.9% of the outstanding interests in the Operating Partnership were owned by the Company.

Holders

As of February 20, 2015, ROIC had 51 registered holders.  Such information was obtained through the registrar and transfer agent.

Operating Partnership

There is no established trading market for the Operating Partnership's OP Units. The following table sets forth the distributions per OP Unit with respect to the periods indicated:

Period	Distributions
2014
First Quarter	$0.16
Second Quarter	$0.16
Third Quarter	$0.16
Fourth Quarter	$0.16
2013
First Quarter	$0.15
Second Quarter	$0.15
Third Quarter	$0.15
Fourth Quarter	$0.15

The Operating Partnership intends to make regular quarterly distributions to holders of OP Units, to the extent authorized by ROIC's board of directors. As of December 31, 2014, the Operating Partnership had 25 registered holders, including Retail Opportunity Investments GP, LLC.

Stockholder Return Performance

The above graph compares the cumulative total return on the Company’s common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the National Association of Real Estate Investment Trusts Equity Index (“FTSE NAREIT Equity REITs”) from December 31, 2009 through December 31, 2014.  The stock price performance graph assumes that an investor invested $100 in each of ROIC and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of ROIC’s shares of common stock. ROIC commenced its operations as a REIT on October 20, 2009. Prior to October 20, 2009, ROIC operated as a special purpose acquisition company in pursuit of an initial business combination.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Retail Opportunity Investments Corp.	100.00	100.07	123.83	140.36	167.97	199.62
S&P500	100.00	115.06	117.49	136.30	180.44	205.14
FTSE NAREIT Equity REITs	100.00	127.96	138.57	163.60	167.63	218.16

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

The following table presents certain information about the Company’s equity compensation plans as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	284,000	$10.81	2,202,833
Equity compensation plans not approved by stockholders	—	—	—
Total	284,000	$10.81	2,202,333

_________________

(1)	Includes 3,000, 8,000, and 49,500 options granted during the years ended December 31, 2014, 2013 and 2012, respectively.

During the three months ended December 31, 2014, ROIC purchased the following:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2014 through October 31, 2014	—	$—	—	—
November 1, 2014 through November 30, 2014	—	$—	—	—
December 1, 2014 through December 31, 2014	2,597	$16.75	—	—
Total	2,597	$16.75	—	—

(1)	Represents shares repurchased by ROIC in connection with the net share settlement to cover the minimum taxes on vesting of restricted stock issued under ROIC’s 2009 Equity Incentive Plan that vested.

Sales of Unregistered Equity Securities

On December 11, 2014, the Operating Partnership acquired Wilsonville Town Center, a shopping center comprising approximately 168,000 square feet of rentable space located in Wilsonville, Oregon, for an adjusted purchase price of approximately $35.6 million, with approximately $19.4 million paid in cash and the remaining consideration paid through the issuance of 989,272 OP Units. The OP Units are exchangeable for cash, or at the election of the Company, into shares of common stock of the Company on a one-for-one basis, subject to the terms of the Operating Partnership’s partnership agreement. The OP Units were issued in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 6.  Selected Financial Data

The following tables set forth selected financial and operating information on a historical basis for ROIC and the Operating Partnership, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the Company’s financial statements, including the notes, included elsewhere herein.

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

	Year Ended December 31,
Retail Opportunity Investments Corp.	2014	2013	2012	2011	2010
Statement of Operations Data:
Total revenues	$155,863,511	$111,232,031	$75,095,687	$51,737,512	$16,328,969
Operating expenses	112,089,583	83,456,857	63,541,899	46,782,558	21,642,505
Operating income(loss)	43,773,928	27,775,174	11,553,788	4,954,954	(5,313,536)
Gain on consolidation of joint venture	—	20,381,849	2,144,696	—	—
Gain on bargain purchase	—	—	3,864,145	9,449,059	2,216,824
Gain on sale of real estate	4,868,553	—	—	—	—
Interest income	—	—	11,861	19,143	1,108,507
Interest expense	27,593,259	15,854,978	11,379,857	6,225,084	324,126
Income (loss) from continuing operations	21,049,222	34,691,982	7,892,613	9,656,321	(400,921)
Loss from discontinued operations	—	(713,529)	—	—	—
Net income (loss)	21,049,222	33,978,453	7,892,613	9,656,321	(400,921)
Net income (loss) attributable to Retail Opportunity Investments Corp.	20,301,045	33,813,561	7,892,613	9,656,321	(400,921)
Weighted average shares outstanding- Basic:	83,411,230	67,419,497	51,059,408	42,477,007	41,582,401
Weighted average shares outstanding- Diluted:	87,453,409	71,004,380	52,371,168	42,526,288	41,582,401
Income (loss) per share – Basic:
Income (loss) from continuing operations	$0.24	$0.51	$0.15	$0.23	$(0.01)
Net income (loss) attributable to Retail Opportunity Investments Corp.	$0.24	$0.50	$0.15	$0.23	$(0.01)
Income (loss) per share – Diluted:
Income (loss) from continuing operations	$0.24	$0.49	$0.15	$0.23	$(0.01)
Net income (loss) attributable to Retail Opportunity Investments Corp.	$0.24	$0.48	$0.15	$0.23	$(0.01)
Dividends per common share	$0.64	$0.60	$0.53	$0.39	$0.18
Balance Sheet Data:
Real estate investments, net	$1,697,724,972	$1,314,933,668	$864,624,046	$602,623,893	$344,212,083
Cash and cash equivalents	$10,773,406	$7,919,697	$4,692,230	$34,317,588	$84,736,410
Total assets	$1,851,696,385	$1,439,089,843	$950,911,527	$694,432,627	$464,192,502
Total liabilities	$888,914,167	$733,679,777	$484,369,456	$243,943,573	$73,668,932
Total equity	$962,782,218	$705,410,066	$466,542,071	$450,489,054	$390,523,570

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

	Year Ended December 31,
Retail Opportunity Investments Partnership, LP	2014	2013	2012	2011	2010
Statement of Operations Data:
Total revenues	$155,863,511	$111,232,031	$75,095,687	$51,737,512	$16,328,969
Operating expenses	112,089,583	83,456,857	63,541,899	46,782,558	21,642,505
Operating income (loss)	43,773,928	27,775,174	11,553,788	4,954,954	(5,313,536)
Gain on consolidation of joint venture	—	20,381,849	2,144,696	—	—
Gain on bargain purchase	—	—	3,864,145	9,449,059	2,216,824
Gain on sale of real estate	4,868,553	—	—	—	—
Interest income	—	—	11,861	19,143	1,108,507
Interest expense	27,593,259	15,854,978	11,379,857	6,225,084	324,126
Income (loss) from continuing operations	21,049,222	34,691,982	7,892,613	9,656,321	(400,921)
Loss from discontinued operations	—	(713,529)	—	—	—
Net income (loss)	21,049,222	33,978,453	7,892,613	9,656,321	(400,921)
Net income (loss) attributable to the Operating Partnership	21,049,222	33,813,561	7,892,613	9,656,321	(400,921)
Weighted average units outstanding- Basic:	83,411,230	67,419,497	51,059,408	42,477,007	41,582,401
Weighted average units outstanding- Diluted:	87,453,409	71,004,380	52,371,168	42,526,288	41,582,401
Income (loss) per unit – Basic:
Income from continuing operations	$0.24	$0.51	$0.15	$0.23	$(0.01)
Net income (loss) attributable to the Operating Partnership	$0.24	$0.50	$0.15	$0.23	$(0.01)
Income (loss) per unit – Diluted:
Income from continuing operations	$0.24	$0.49	$0.15	$0.23	$(0.01)
Net income attributable to the Operating Partnership	$0.24	$0.48	$0.15	$0.23	$(0.01)
Distributions per unit	$0.64	$0.60	$0.53	$0.39	$0.18
Balance Sheet Data:
Real estate investments, net	$1,697,724,972	$1,314,933,668	$864,624,046	$602,623,893	$344,212,083
Cash and cash equivalents	$10,773,406	$7,919,697	$4,692,230	$34,317,588	$84,736,410
Total assets	$1,851,696,385	$1,439,089,843	$950,911,527	$694,432,627	$464,192,502
Total liabilities	$888,914,167	$733,679,777	$484,369,456	$243,943,573	$73,668,932
Total capital	$962,782,218	$705,410,066	$466,542,071	$450,489,054	$390,523,570

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

Overview

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of December 31, 2014, ROIC owned an approximate 95.9% partnership interest and other limited partners owned the remaining 4.1% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

From the commencement of its operations through December 31, 2014, the Company has completed approximately $1.7 billion of shopping center investments. As of December 31, 2014, the Company’s portfolio consisted of 61 retail properties totaling approximately 7.3 million square feet of GLA.

As of December 31, 2014, the Company’s portfolio was approximately 97.6% leased. During the year ended December 31, 2014, the Company leased and renewed approximately 441,000 and 423,000 square feet, respectively, in its portfolio.

The table below provides a reconciliation of beginning of year vacant space to end of year vacant space as of December 31, 2014.

Vacant Space Square Footage
Vacant space at December 31, 2013	293,271
Square footage vacated	133,939
Vacant space in acquired properties	64,680
Square footage leased	(238,667)
Vacant space at December 31, 2014	253,223

The Company has committed approximately $3.4 million, or $7.74 per square foot, in tenant improvements for new leases that occurred during the year ended December 31, 2014. The Company has committed approximately $1.1 million, or $2.42 per square foot, in leasing commissions for the new leases that occurred during the year ended December 31, 2014. Additionally, the Company has committed approximately $109,000, or $0.26 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2014. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2014.

ROIC is organized in an UpREIT format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and ROIC conducts substantially all of its business through, its Operating Partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership, together with its subsidiaries. ROIC reincorporated as a Maryland corporation on June 2, 2011. ROIC elected to be taxed as a REIT, for U.S. federal income tax purposes, commencing with the year ended December 31, 2010.

Results of Operations

At December 31, 2014, the Company had 61 properties, all of which are consolidated (“consolidated properties”) in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of December 31, 2014. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

Property operating income is a non-GAAP financial measure of performance. The Company defines property operating income as operating revenues (base rent, recoveries from tenants and other income), less property and related expenses (property operating expenses and property taxes). Property operating income excludes general and administrative expenses, mortgage interest income, depreciation and amortization, acquisition transaction costs, other expense, interest expense, gains and losses from property acquisitions and dispositions, equity in earnings from unconsolidated joint ventures, extraordinary items, tenant improvements and leasing commissions. Other REITs may use different methodologies for calculating property operating income, and accordingly, the Company’s property operating income may not be comparable to other REITs.

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

Results of Operations for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013
Operating income per GAAP	$43,773,928	$27,775,174
Plus: Depreciation and amortization	58,434,981	40,397,895
General and administrative expenses	11,199,632	10,058,669
Acquisition transaction costs	961,167	1,688,521
Other expenses	504,828	314,833
Less: Mortgage interest income	—	(623,793)
Property operating income	$114,874,536	$79,611,299

The following comparison for the year ended December 31, 2014 compared to the year ended December 31, 2013, makes reference to the effect of the same-store properties. Same-store properties, which totaled 41 of the Company’s 61 properties as of December 31, 2014, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2014 related to the 41 same-store properties owned by the Company during the entirety of both the years ended December 31, 2014 and 2013 and consolidated into the Company’s financial statements during such periods.

	Year Ended December 31, 2014
	Same-Store	Non Same-Store	Total
Operating income per GAAP	$36,473,754	$7,300,174	$43,773,928
Plus: Depreciation and amortization	32,105,414	26,329,567	58,434,981
General and administrative expenses (1)	—	11,199,632	11,199,632
Acquisition transaction costs	5,638	955,529	961,167
Other expenses (1)	—	504,828	504,828
Property operating income	$68,584,806	$46,289,730	$114,874,536

______________________

1 For illustration purposes, general and administrative expenses and other expenses are included in non same-store because the Company does not allocate these types of expenses between same-store and non same-store.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2013 related to the 41 same-store properties owned by the Company during the entirety of both the years ended December 31, 2014 and 2013 and consolidated into the Company’s financial statements during such periods.

	Year Ended December 31, 2013
	Same-Store	Non Same-Store	Total
Operating income per GAAP	$35,757,054	$(7,981,880)	$27,775,174
Plus: Depreciation and amortization	31,487,242	8,910,653	40,397,895
General and administrative expenses (1)	—	10,058,669	10,058,669
Acquisition transaction costs	229,434	1,459,087	1,688,521
Other expenses (1)	—	314,833	314,833
Less: Mortgage interest income	—	(623,793)	(623,793)
Property operating income	$67,473,730	$12,137,569	$79,611,299

______________________

1 For illustration purposes, general and administrative expenses and other expenses are included in non same-store because the Company does not allocate these types of expenses between same-store and non same-store.

During the year ended December 31, 2014, the Company generated property operating income of approximately $114.9 million compared to property operating income of $79.6 million generated during the year ended December 31, 2013. Property operating income increased by $35.3 million during the year ended December 31, 2014 primarily as a result of an increase in the number of properties owned by the Company in 2014 compared to 2013 and an increase in same-store properties’ operating income.  As of December 31, 2014, the Company owned 61 consolidated properties as compared to 55 properties at December 31, 2013. The properties acquired during 2014 and 2013 increased property operating income in 2014 by approximately $34.2 million. The 41 same-store properties increased property operating income by approximately $1.1 million.

Mortgage interest income

The Company generated interest income from mortgage notes receivable during the year ended December 31, 2013 of approximately $624,000 and no comparable income was recorded during the year ended December 31, 2014. This decrease was a result of the cancellation of the Company’s loan to the Crossroads joint venture in connection with the Company’s acquisition of the remaining partnership interests in the Crossroads Shopping Center from its joint venture partner in September 2013. As of December 31, 2014, the Company has no remaining investments in mortgage loans on real estate.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the year ended December 31, 2014 of approximately $58.4 million compared to $40.4 million incurred during the year ended December 31, 2013. Depreciation and amortization expenses were higher in 2014 as a result of an increase in the number of properties owned by the Company in 2014 compared to 2013.

General and administrative expenses

The Company incurred general and administrative expenses during the year ended December 31, 2014 of approximately $11.2 million compared to $10.1 million incurred during the year ended December 31, 2013. General and administrative expenses increased approximately $1.1 million primarily as a result of an increase in compensation-related expenses.

Acquisition transaction costs

The Company incurred property acquisition costs during the year ended December 31, 2014 of approximately $961,000 compared to $1.7 million incurred during the year ended December 31, 2013. Property acquisition costs were lower in 2014 primarily due to decreased legal and other professional fees incurred related to acquisition activity in 2014 compared to 2013, as well as a reduction in the number of assets acquired period over period.

Interest expense and other finance expenses

During the year ended December 31, 2014, the Company incurred approximately $27.6 million of interest expense compared to approximately $15.9 million during the year ended December 31, 2013. Interest expense increased approximately $11.7 million primarily due to a higher debt level as a result of acquisitions, interest incurred related to the Senior Notes Due 2023 issued in December 2013 and the Senior Notes Due 2024 issued in December 2014, slightly offset be a decrease in interest related to the Company’s interest rate swaps, as the Company’s remaining swaps were cash settled in 2014.

Gain on consolidation of joint venture

During the year ended December 31, 2013, the Company acquired the remaining partnership interests in Terranomics Crossroads Associates from its joint venture partner. Prior to the acquisition date, the Company accounted for its 49% interest in the Terranomics Crossroads Associates, LP as an equity method investment.  In accordance with the authoritative accounting guidance for business combinations, as the Company obtained control of the Crossroads joint venture, the Company determined that it should re-measure the fair value of its previously held equity interest. The Company, with the assistance of a third party valuation firm, calculated the fair value of its historical ownership interest in the Crossroads joint venture to be $36.0 million based on the $13.79 value per OP Unit issued as of the date the Company obtained control of Crossroads on September 27, 2013. In accordance with the accounting guidance for business combinations, the Company then compared the fair value of the equity of $36.0 million to the carrying value of its investment in Crossroads of $15.6 million, which resulted in a gain of $20.4 million that was included in earnings on the date the acquisition closed.   There was no comparable gain recorded during the year ended December 31, 2014.

Equity in earnings from unconsolidated joint venture

During the year ended December 31, 2013, the Company recorded equity in earnings from unconsolidated joint venture of approximately $2.4 million and no comparable income was recorded during the year ended December 31, 2014. This decrease was a result of the consolidation of Crossroads Shopping Center in September 2013. As of December 31, 2014, the Company has no remaining unconsolidated joint ventures.

Gain on sale of property

On June 5, 2014, the Company sold Phillips Village Shopping Center, a non-core shopping center located in Pomona, California with an occupancy rate of approximately 10.4% as of May 31, 2014. The sales price of this property of approximately $16.0 million, less costs to sell, resulted in net proceeds to the Company of approximately $15.6 million. The Company recorded a gain on sale of approximately $3.3 million for the year ended December 31, 2014. Additionally, on August 25, 2014, the Company sold the Oregon City Point Shopping Center, a non-core shopping center located in Oregon City, Oregon. The sales price of this property of approximately $12.4 million, less costs to sell, resulted in net proceeds of approximately $12.0 million. The Company recorded a gain on sale of approximately $1.6 million for the year ended December 31, 2014. There were no comparable gains recorded during the year ended December 31, 2013.

Loss from discontinued operations

In June 2013, the Company sold the Nimbus Village Shopping Center, a non-grocery anchored, non-core shopping center located in Rancho Cordova, California. The sales price of this property of approximately $6.3 million, less costs to sell, resulted in proceeds to the Company of approximately $5.6 million. Accordingly, the Company recorded a loss on sale of property of approximately $714,000 for the year ended December 31, 2013, which has been included in discontinued operations. There was no comparable loss recorded during the year ended December 31, 2014.

Results of Operations for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
Operating income per GAAP	$27,775,174	$11,553,788
Plus: Depreciation and amortization	40,397,895	29,074,709
General and administrative expenses	10,058,669	12,734,254
Acquisition transaction costs	1,688,521	1,347,611
Other expenses	314,833	324,354
Less: Mortgage interest income	(623,793)	(1,106,089)
Property operating income	$79,611,299	$53,928,627

The following comparison for the year ended December 31, 2013 compared to the year ended December 31, 2012, makes reference to the effect of the same-store properties. Same-store properties, which totaled 29 of the Company’s 55 properties as of December 31, 2013, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2013 related to the 29 same-store properties owned by the Company during the entirety of both the years ended December 31, 2013 and 2012 and consolidated into the Company’s financial statements during such periods.

	Year Ended December 31, 2013
	Same-Store	Non Same-Store	Total
Operating income per GAAP	$25,195,308	$2,579,866	$27,775,174
Plus: Depreciation and amortization	21,515,014	18,882,881	40,397,895
General and administrative expenses (1)	—	10,058,669	10,058,669
Acquisition transaction costs	6,997	1,681,524	1,688,521
Other expenses (1)	—	314,833	314,833
Less: Mortgage interest income	—	(623,793)	(623,793)
Property operating income	$46,717,319	$32,893,980	$79,611,299

______________________

1 For illustration purposes, general and administrative expenses and other expenses are included in non same-store because the Company does not allocate these types of expenses between same-store and non same-store.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2012 related to the 29 same-store properties owned by the Company during the entirety of both the years ended December 31, 2013 and 2012 and consolidated into the Company’s financial statements during such periods.

	Year Ended December 31, 2012
	Same-Store	Non Same-Store	Total
Operating income per GAAP	$21,367,666	$(9,813,878)	$11,553,788
Plus: Depreciation and amortization	24,628,922	4,445,787	29,074,709
General and administrative expenses (1)	—	12,734,254	12,734,254
Acquisition transaction costs	57,720	1,289,891	1,347,611
Other expenses (1)	—	324,354	324,354
Less: Mortgage interest income	—	(1,106,089)	(1,106,089)
Property operating income	$46,054,308	$7,874,319	$53,928,627

______________________

1 For illustration purposes, general and administrative expenses and other expenses are included in non same-store because the Company does not allocate these types of expenses between same-store and non same-store.

During the year ended December 31, 2013, the Company generated property operating income of approximately $79.6 million compared to property operating income of $53.9 million generated during the year ended December 31, 2012. Property operating income increased by $25.7 million during the year ended December 31, 2013 primarily as a result of an increase in the number of properties owned by the Company in 2013 compared to 2012 and an increase in same-store properties’ operating income.  As of December 31, 2013, the Company owned 55 consolidated properties as compared to 44 properties at December 31, 2012. The properties acquired during 2013 and 2012 increased property operating income in 2013 by approximately $25.0 million. The 29 same-store properties increased property operating income by approximately $663,000.

Mortgage interest income

The Company generated interest income from mortgage notes receivable during the year ended December 31, 2013 of approximately $624,000 compared to $1.1 million during the year ended December 31, 2012. Mortgage interest income decreased by approximately $482,000 as a result of the cancellation of the Company’s loan to the Crossroads joint venture in connection with the Company’s acquisition of the remaining partnership interests in the Crossroads Shopping Center from its joint venture partner in September 2013 and loans in the prior year that were eliminated when the Company obtained the remaining ownership interests. As of December 31, 2013, the Company had no remaining investments in mortgage loans on real estate.

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

Interest expense and other finance expenses

During the year ended December 31, 2013, the Company incurred approximately $15.9 million of interest expense compared to approximately $11.4 million during the year ended December 31, 2012. The increase was due to higher net borrowings on the term loan and credit facility, interest incurred on loans assumed for Santa Teresa Village, Bernardo Heights and Crossroads and interest incurred related to the Senior Notes Due 2023 issued in December 2013, slightly offset by lower borrowing costs on the credit facility and term loan during 2013 as compared to 2012.

Gain on consolidation of joint venture

During the year ended December 31, 2013, the Company acquired the remaining partnership interests in Terranomics Crossroads Associates from its joint venture partner. Prior to the acquisition date, the Company accounted for its 49% interest in the Terranomics Crossroads Associates, LP as an equity method investment.  In accordance with the authoritative accounting guidance for business combinations, as the Company obtained control of the Crossroads joint venture, the Company determined that it should re-measure the fair value of its previously held equity interest. The Company, with the assistance of a third party valuation firm, calculated the fair value of its historical ownership interest in the Crossroads joint venture to be $36.0 million based on the $13.79 value per OP Unit issued as of the date the Company obtained control of Crossroads on September 27, 2013. In accordance with the accounting guidance for business combinations, the Company then compared the fair value of the equity of $36.0 million to the carrying value of its investment in Crossroads of $15.6 million, which resulted in a gain of $20.4 million that was included in earnings on the date the acquisition closed.

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

Equity in earnings from unconsolidated joint venture

During the year ended December 31, 2013, the Company recorded equity in earnings from unconsolidated joint venture of approximately $2.4 million compared to $1.7 million during the year ended December 31, 2012. The increase of approximately $0.7 million was primarily due to the recognition of the earned preferred return of approximately $2.0 million on the Company’s initial 49% investment in the Crossroads Shopping Center in connection with the acquisition of the remaining partnership interests during the year ended December 31, 2013 for which there was no comparable preferred return in the prior year. This increase was offset by the reduction in regular earnings from the Company’s partnership interests in Wilsonville Old Town Square that were consolidated on August 1, 2012, and Crossroads Shopping Center that were consolidated on September 27, 2013. As of December 31, 2013, the Company had no remaining unconsolidated joint ventures.

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

The Financial Accounting Standards Board (“FASB”) guidance relating to business combinations requires, among other things, an acquirer of a business (or investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions. Accordingly, the costs of acquisitions will reduce our FFO. For the years ended December 31, 2014, 2013 and 2012, the Company expensed $1.0 million, $1.7 million and $1.3 million, respectively, relating to real estate acquisitions.

While the Company does not have any joint ventures as of December 31, 2014, in the future, the Company may acquire the remaining interests from its joint venture partners it does not already own. At that time, a gain or loss may be recorded, in accordance with GAAP, based on the Company’s determination of the fair value of the properties at the time of any such purchase of the remaining interests in the properties. Accordingly, the amount of the gain or loss will increase or decrease, respectively, our FFO. During the years ended December 31, 2013 and 2012, the Company acquired the remaining interests from certain of its joint venture partners. The gains recorded upon consolidation of joint ventures for the years ended December 31, 2013 and 2012 were approximately $20.4 million and $2.1 million, respectively. The Company did not record any such gain or loss during the year ended December 31, 2014.

In the future, the Company may make real estate-related debt investments where the primary focus is to capitalize on opportunities to acquire control positions that will enable the Company to obtain the underlying property should a default occur. The Company’s bargain purchase gains are primarily associated with these types of investments. Accordingly, the amount of the gain will increase our FFO. Currently the Company does not have any real estate-related debt investments. The Company recognized a bargain purchase gain of approximately $3.9 million during year ended December 31, 2012. The Company did not recognize any such gain during the years ended December 31, 2014 or 2013.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Net income attributable to ROIC	$20,301,045	$33,813,561	$7,892,613
Plus: Depreciation and amortization	58,434,981	40,397,895	29,074,709
Depreciation and amortization attributable to unconsolidated joint ventures	—	1,059,761	2,174,877
Gain on sale of real estate	(4,868,553)	—	—
Loss from discontinued operations	—	713,529	—
Funds from operations - basic	73,867,473	75,984,746	39,142,199
Net income attributable to non-controlling interests	748,177	165,892	—
Funds from operations - diluted	$74,615,650	$76,150,638	$39,142,199

Critical Accounting Estimates

Critical accounting estimates are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments.  Set forth below is a summary of the accounting estimates that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 1 to the Company’s consolidated financial statements.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods.  The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases. The value of in-place leases are amortized to expense over the remaining non-cancellable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value.  The Company will record a liability in situations where any part of the cash consideration is deferred.  The amounts payable in the future are discounted to their present value.  The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2014.

REIT Qualification Requirements

The Company elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), and believes that it has been organized and has operated in a manner that will allow it to continue to qualify for taxation as a REIT under the Code.

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

The Company’s business is operated primarily through the Operating Partnership, of which the Company is the parent company, and which it consolidates for financial reporting purposes. Because the Company operates on a consolidated basis with the Operating Partnership, the section entitled “Liquidity and Capital Resources of the Operating Partnership” should be read in conjunction with this section to understand the liquidity and capital resources of the Company on a consolidated basis and how the Company is operated as a whole.

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

During the year ended December 31, 2014, the Company’s primary source of cash was proceeds from the issuance of common stock, distributions from the Operating Partnership, and proceeds from the exercise of warrants. Effective October 2014, all remaining outstanding warrants expired. As of December 31, 2014, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On June 18, 2014, the Company issued 14,375,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $205.5 million, after deducting the underwriters’ discounts and commissions and offering expenses.

On September 19, 2014, the Company entered into four separate Sales Agreements (the “2014 sales agreements”) with Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals. During the year ended December 31, 2014, the Company did not sell any shares under the 2014 sales agreements.

For the year ended December 31, 2014, dividends paid to stockholders totaled approximately $53.6 million. Additionally, for the year ended December 31, 2014, the Operating Partnership made distributions of approximately $2.0 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $65.2 million.  For the year ended December 31, 2013, dividends paid to stockholders totaled approximately $42.5 million.  Additionally, for the year ended December 31, 2013, the Operating Partnership made distributions of approximately $470,000 to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $37.8 million.  The deficiency of $5.2 million for the year ended December 31, 2013 was funded through borrowings by the Operating Partnership under the credit facility. In the future, it is expected that the cash flows from stabilized properties will be sufficient to cover the dividends paid to stockholders.

Potential future sources of capital include debt and equity issuances, and distributions from the Operating Partnership.

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

During the year ended December 31, 2014, the Operating Partnership’s primary sources of cash were (i) proceeds from the issuance of senior unsecured debt, (ii) proceeds from bank borrowings, (iii) proceeds from the equity offering and from warrant exercises that were contributed to the Operating Partnership, and (iv) cash flow from operations. As of December 31, 2014, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

The Operating Partnership has a revolving credit facility (the “credit facility”) with several banks. Previously, the credit facility provided for borrowings of up to $350.0 million. Effective December 12, 2014, the Company entered into a fourth amendment to the amended and restated credit agreement pursuant to which the borrowing capacity was increased to $500.0 million. Additionally, the credit facility contains an accordion feature, which was amended to allow the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility has been extended to January 31, 2019 subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

The Operating Partnership previously had a term loan agreement with several banks which provided for a loan of $200.0 million. In connection with the fourth amendment to the credit facility, effective December 12, 2014, the term loan agreement was retired.

As of December 31, 2014, $156.5 million was outstanding under the credit facility.  The average interest rate on the credit facility during the twelve months ended December 31, 2014 was 1.3%.  The Company had $343.5 million available to borrow under the credit facility at December 31, 2014.

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00% (the “Base Rate”). Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The credit facility contains customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2014.

The Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in December 2014 and $250.0 million aggregate principal amount of unsecured senior notes in December 2013, each of which were fully and unconditionally guaranteed by the Company.

While the Operating Partnership generally intends to hold its assets as long term investments, certain of its investments may be sold in order to manage the Operating Partnership’s interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows:

	Year ended December 31,
	2014	2013	2012
Net Cash Provided by (Used in):
Operating activities	$65,206,927	$37,752,465	$24,720,566
Investing activities	$(399,855,825)	$(344,977,110)	$(261,574,478)
Financing activities	$337,502,607	$310,452,112	$207,228,554

Net Cash Flows from:

Operating Activities

Increase in cash flows provided by operating activities from 2013 to 2014:

Net cash flows provided by operating activities amounted to $65.2 million during the year ended December 31, 2014, compared to $37.8 million during the year ended December 31, 2013. During the year ended December 31, 2014, cash flows provided by operating activities increased by approximately $27.5 million primarily due to an increase in property operating income of approximately $35.3 million, the decrease of approximately $5.5 million related to the settlement of the Company’s interest rate swaps year over year, offset by an increase in interest expense of approximately $11.7 million due to higher borrowing amounts in 2014 as compared to 2013.

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

Investing Activities

Increase in cash flows used in investing activities from 2013 to 2014:

Net cash flows used by investing activities amounted to $399.9 million during the year ended December 31, 2014, compared to $345.0 million during the year ended December 31, 2013. During the year ended December 31, 2014, cash flows used in investing activities increased approximately $54.9 million, primarily due to the increase in investments in real estate of approximately $65.4 million, an increase in improvements to properties of approximately $7.1 million, and an increase in deposits on real estate acquisitions of approximately $5.0 million, offset by an increase in proceeds from the sale of real estate of approximately $22.0 million.

Increase in cash flows used in investing activities from 2012 to 2013:

Net cash flows used by investing activities amounted to $345.0 million during the year ended December 31, 2013, compared to $261.6 million during the year ended December 31, 2012. During the year ended December 31, 2013, cash flows used in investing activities increased approximately $83.4 million, primarily due to the increase in investments in real estate and acquisitions of entities of approximately $76.9 million, and an increase in improvements to properties of approximately $7.7 million, offset by proceeds from the sale of real estate of approximately $5.6 million. Additionally, in 2012, the Company recorded approximately $8.7 million for the return of capital from unconsolidated joint ventures, for which there was no activity recorded in the year ended December 31, 2013.

Financing Activities

Increase in cash flows provided by financing activities from 2013 to 2014:

Net cash flows provided by financing activities amounted to $337.5 million during the year ended December 31, 2014, compared to $310.5 million during the year ended December 31, 2013. During the year ended December 31, 2014, cash flows provided by financing activities increased approximately $27.0 million, primarily due to the receipt of $205.5 million of net proceeds from the issuance of common stock and a reduction in payments made to acquire warrants of approximately $32.8 million. These increases were offset by a decrease in proceeds from the exercise of warrants of approximately $155.8 million, an increase in net payments on the credit facility and term loan of approximately $38.4 million, an increase in dividends paid to shareholders of approximately $11.1 million, and a $7.1 million increase in the principal repayment on mortgages primarily due to the principal repayments on two mortgage notes.

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

Contractual Obligations

The following table presents the Company’s operating lease obligations and the principal and interest amounts of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding, at December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$65,287,726	$7,582,838	$8,460,412	$10,136,577	$—	$—	$91,467,553
Mortgage Notes Payable Interest	4,375,959	1,317,579	910,889	104,635	—	—	6,709,062
Credit facility (2)	—	—	—	—	156,500,000	—	156,500,000
Senior Notes Due 2023 (3)	12,500,000	12,500,000	12,500,000	12,500,000	12,500,000	300,000,000	362,500,000
Senior Notes Due 2024 (3)	10,333,333	10,000,000	10,000,000	10,000,000	10,000,000	300,000,000	350,333,333
Operating lease obligations	910,164	980,650	1,048,825	1,053,877	1,058,807	37,271,404	42,323,727
Total	$93,407,182	$32,381,067	$32,920,126	$33,795,089	$180,058,807	$637,271,404	$1,009,833,675

__________________

(1)	Does not include unamortized mortgage premium of $2.7 million as of December 31, 2014.

(2)	For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the average interest rate on the credit facility during the year ended December 31, 2014 which was 1.3%. Borrowings under the credit facility bear interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(3)	Represents payments of interest only in years 2015 through 2019 and payments of both principal and interest thereafter.

The Company has committed approximately $3.5 million and $1.1 million in tenant improvements and leasing commissions, respectively, for the new leases and renewals that occurred during the year ended December 31, 2014. As of December 31, 2014, the Company did not have any capital lease obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of December 31, 2014, the Company does not have any off-balance sheet arrangements.

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

The Operating Partnership has a revolving credit facility with several banks. Previously, the credit facility provided for borrowings of up to $350.0 million. Effective December 12, 2014, the Company entered into a fourth amendment to the amended and restated credit agreement pursuant to which the borrowing capacity was increased to $500.0 million. Additionally, the credit facility contains an accordion feature, which was amended to allow the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion subject to lender consents and other conditions. The maturity date of the credit facility has been extended to January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

The Operating Partnership previously had a term loan agreement with several banks which provided for a loan of $200.0 million. In connection with the fourth amendment to the credit facility, effective December 12, 2014, the term loan agreement was retired.

In addition, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in December 2014 and $250.0 million aggregate principal amount of unsecured senior notes in December 2013, each of which were fully and unconditionally guaranteed by ROIC.

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

The Company plans to finance future acquisitions through a combination of cash, borrowings under its credit facility, the assumption of existing mortgage debt, the issuance of OP Units, and equity and debt offerings. In addition, the Company may acquire retail properties indirectly through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

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

As of December 31, 2014, the Company had $156.5 million of variable rate debt outstanding.  The Company has primarily used fixed-rate debt and forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 12, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company previously entered into five interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  During the years ended December 31, 2014 and 2013, the Company settled three and two of its interest rate swaps in accordance with their settlement dates, respectively, and there are no interest rate swaps outstanding as of December 31, 2014.

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

As a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010, ROIC’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  The Company will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties.  The Company’s interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, the Company expects to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  In addition, the Company can use derivative financial instruments to manage interest rate risk.  The Company will not use derivatives for trading or speculative purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors.  Currently the Company has no interest rate swaps outstanding. See Note 12 of the accompanying consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedules listed in the Index at Item 8.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Opportunity Investments Corp. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Retail Opportunity Investments Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, the Company changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

/s/ Ernst & Young LLP

San Diego, California

February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

We have audited Retail Opportunity Investments Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Retail Opportunity Investments Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Retail Opportunity Investments Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Retail Opportunity Investments Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014 of Retail Opportunity Investments Corp. and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Retail Opportunity Investments Partnership, LP

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Partnership, LP (the “Operating Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), Partners’ capital, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedules listed in the Index at Item 8.  These financial statements and schedules are the responsibility of the Operating Partnership’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Opportunity Investments Partnership, LP at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Operating Partnership changed its reporting of discontinued operations as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.

/s/ Ernst & Young LLP

San Diego, California

February 25, 2015

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Real Estate Investments:
Land	$550,078,150	$458,252,028
Building and improvements	1,235,820,156	914,181,620
	1,785,898,306	1,372,433,648
Less: accumulated depreciation	88,173,334	57,499,980
Real Estate Investments, net	1,697,724,972	1,314,933,668
Cash and cash equivalents	10,773,406	7,919,697
Restricted cash	513,918	1,298,666
Tenant and other receivables, net	23,024,678	20,389,068
Deposits	4,500,100	775,000
Acquired lease intangible assets, net of accumulated amortization	71,432,664	55,887,471
Prepaid expenses	2,454,341	1,371,296
Deferred charges, net of accumulated amortization	39,730,973	33,121,980
Other	1,541,333	3,392,997
Total assets	$1,851,696,385	$1,439,089,843

LIABILITIES AND EQUITY
Liabilities:
Term loan	$—	$200,000,000
Credit facility	156,500,000	56,950,000
Senior Notes Due 2023	246,173,927	245,845,320
Senior Notes Due 2024	246,521,114	—
Mortgage notes payable	94,183,258	118,903,258
Acquired lease intangible liabilities, net of accumulated amortization	118,358,661	85,283,882
Accounts payable and accrued expenses	12,173,382	11,923,998
Tenants’ security deposits	3,960,699	3,422,910
Other liabilities	11,043,126	11,350,409
Total liabilities	888,914,167	733,679,777

Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 92,991,333 and 72,445,767 shares issued and outstanding at December 31, 2014 and 2013, respectively	9,293	7,238
Additional paid-in-capital	1,013,561,443	732,701,858
Dividends in excess of earnings	(80,975,650)	(47,616,570)
Accumulated other comprehensive loss	(8,882,417)	(8,969,137)
Total Retail Opportunity Investments Corp. stockholders' equity	923,712,669	676,123,389
Non-controlling interests	39,069,549	29,286,677
Total equity	962,782,218	705,410,066
Total liabilities and equity	$1,851,696,385	$1,439,089,843

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
Revenues
Base rents	$119,841,623	$86,194,511	$59,218,635
Recoveries from tenants	32,945,321	22,497,745	13,483,825
Mortgage interest income	—	623,793	1,106,089
Other income	3,076,567	1,915,982	1,287,138
Total revenues	155,863,511	111,232,031	75,095,687

Operating expenses
Property operating	25,035,765	19,749,972	12,779,758
Property taxes	15,953,210	11,246,967	7,281,213
Depreciation and amortization	58,434,981	40,397,895	29,074,709
General and administrative expenses	11,199,632	10,058,669	12,734,254
Acquisition transaction costs	961,167	1,688,521	1,347,611
Other expenses	504,828	314,833	324,354
Total operating expenses	112,089,583	83,456,857	63,541,899

Operating income	43,773,928	27,775,174	11,553,788
Non-operating income (expenses)
Interest expense and other finance expenses	(27,593,259)	(15,854,978)	(11,379,857)
Gain on consolidation of joint venture	—	20,381,849	2,144,696
Gain on bargain purchase	—	—	3,864,145
Equity in earnings from unconsolidated joint ventures	—	2,389,937	1,697,980
Gain on sale of real estate	4,868,553	—	—
Interest income	—	—	11,861
Income from continuing operations	21,049,222	34,691,982	7,892,613
Loss from discontinued operations	—	(713,529)	—
Net income	21,049,222	33,978,453	7,892,613
Net income attributable to non-controlling interest	(748,177)	(164,892)	—
Net Income Attributable to Retail Opportunity Investments Corp.	$20,301,045	$33,813,561	$7,892,613

Net income per share - basic:
Income from continuing operations	$0.24	$0.51	$0.15
Loss from discontinued operations	—	(0.01)	—
Net income per share	$0.24	$0.50	$0.15

Net income per share - diluted:
Income from continuing operations	$0.24	$0.49	$0.15
Loss from discontinued operations	—	(0.01)	—
Net income per share	$0.24	$0.48	$0.15

Dividends per common share	$0.64	$0.60	$0.53

Comprehensive income:
Net income.	$21,049,222	$33,978,453	$7,892,613
Other comprehensive income (loss)
Unrealized gain (loss) on swap derivative
Unrealized swap derivative (loss) gain arising during the period	(3,131,969)	4,564,248	(7,859,264)
Reclassification adjustment for amortization of interest expense included in net income	3,218,689	4,621,227	3,799,482
Other comprehensive income (loss)	86,720	9,185,475	(4,059,782)
Comprehensive income	21,135,942	43,163,928	3,832,831
Comprehensive income attributable to non-controlling interests	(748,177)	(164,892)	—
Comprehensive income attributable to Retail Opportunity Investments Corp.	$20,387,765	$42,999,036	$3,832,831

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non-controlling interests	Equity
Balance at December 31, 2011	49,375,738	$4,938	$484,194,434	$(19,617,877)	$(14,094,830)	$2,389	$450,489,054
Shares issued under the 2009 Plan	224,067	22	—	—	—	—	22
Repurchase of common stock	(55,496)	(6)	(708,170)	—	—	—	(708,176)
Stock based compensation expense	—	—	3,393,439	—	—	—	3,393,439
Proceeds from the sale of stock	3,051,445	306	37,811,352	—	—	—	37,811,658
Registration expenditures	—	—	(1,162,787)	—	—	—	(1,162,787)
Proceeds from the exercise of warrants	1,000	—	12,000	—	—	—	12,000
Cash dividends ($0.53 per share)	—	—	—	(27,057,495)	—	—	(27,057,495)
Dividends payable to officers	—	—	—	(68,475)	—		(68,475)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	7,892,613	—	—	7,892,613
Other comprehensive loss	—	—	—	—	(4,059,782)	—	(4,059,782)
Balance at December 31, 2012	52,596,754	5,260	523,540,268	(38,851,234)	(18,154,612)	2,389	466,542,071
Shares issued under the 2009 Plan	313,364	31	(31)	—	—	—	—
Repurchase of common stock	(30,333)	(3)	(406,539)	—	—	—	(406,542)
Retirement of options	—	—	(274,830)	—	—	—	(274,830)
Stock based compensation expense	—	—	2,856,391	—	—	—	2,856,391
Proceeds from the exercise of warrants	18,877,482	1,882	226,527,896	—	—	—	226,529,778
Exercise of Sponsor warrants	688,500	68	(68)	—	—	—	—
Buyback of warrants	—	—	(32,785,921)	—	—	—	(32,785,921)
Issuance of OP Units to non-controlling interests	—	—	—	—	—	45,372,731	45,372,731
Distributions to non-controlling interests	—	—	—	—	—	(277,424)	(277,424)
Cash redemption for non-controlling interests	—	—	—	—	—	(2,189,779)	(2,189,779)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	13,313,937	—	—	(13,313,937)	—
Purchase of non-controlling interests	—	—	—	—	—	(2,389)	(2,389)
Registration expenditures	—	—	(69,245)	—	—	—	(69,245)
Cash dividends ($0.60 per share)	—	—	—	(42,468,897)	—	(469,806)	(42,938,703)
Dividends payable to officers	—	—	—	(110,000)	—	—	(110,000)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	33,813,561	—	—	33,813,561
Net income attributable to non-controlling interests	—	—	—	—	—	164,892	164,892
Other comprehensive income	—	—	—	—	9,185,475	—	9,185,475
Balance at December 31, 2013	72,445,767	7,238	732,701,858	(47,616,570)	(8,969,137)	29,286,677	705,410,066
Shares issued under the 2009 Plan	340,621	34	(34)	—	—	—	—
Repurchase of common stock	(42,438)	(4)	(630,891)	—	—	—	(630,895)
Cancellation of restricted stock	(5,833)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,662,034	—	—	—	3,662,034
Proceeds from the exercise of warrants	5,878,216	587	70,538,004	—	—	—	70,538,591
Issuance of OP Units to non-controlling interests	—	—	—	—	—	16,342,775	16,342,775
Cash redemption for non-controlling interests	—	—	—	—	—	(3,280,000)	(3,280,000)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	2,019,444	—	—	(2,019,444)	—
Proceeds from the issuance of common stock	14,375,000	1,438	214,904,813	—	—	—	214,906,251
Registration expenditures	—	—	(9,633,785)	—	—	—	(9,633,785)
Cash dividends ($0.64 per share)	—	—	—	(53,522,261)	—	(2,008,636)	(55,530,897)
Dividends payable to officers	—	—	—	(137,864)	—	—	(137,864)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	20,301,045	—	—	20,301,045
Net income attributable to non-controlling interests	—	—	—	—	—	748,177	748,177
Other comprehensive income	—	—	—	—	86,720	—	86,720
Balance at December 31, 2014	92,991,333	$9,293	$1,013,561,443	$(80,975,650)	$(8,882,417)	$39,069,549	$962,782,218

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,049,222	$33,978,453	$7,892,613
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58,434,981	40,397,895	29,074,709
Amortization of deferred financing costs and mortgage premiums, net	(432,327)	(144,313)	494,843
Gain on consolidation of joint venture	—	(20,381,849)	(2,144,696)
Gain on bargain purchase	—	—	(3,864,145)
Straight-line rent adjustment	(3,794,936)	(3,733,913)	(3,040,510)
Amortization of above and below market rent	(6,944,572)	(4,444,117)	(3,659,011)
Amortization relating to stock based compensation	3,662,034	2,856,391	3,393,439
Provisions for tenant credit losses	2,315,972	1,621,940	1,160,568
Equity in earnings from unconsolidated joint ventures	—	(2,389,937)	(1,697,980)
Other noncash interest expense	1,847,640	—	—
Gain on sale of real estate	(4,868,553)	—	—
Loss on sale of discontinued operations	—	713,529	—
Settlement of interest rate swap agreements	(3,230,000)	(8,750,000)	—
Distribution of cumulative earnings from unconsolidated joint ventures	—	—	686,017
Other	—	792,244	—
Change in operating assets and liabilities
Restricted cash	190,011	74,083	(225,245)
Tenant and other receivables	(1,604,811)	(4,820,044)	(3,679,442)
Prepaid expenses	(1,106,227)	(104,814)	(573,099)
Accounts payable and accrued expenses	(1,164,032)	2,942,797	(1,912,490)
Other assets and liabilities, net	852,525	(855,880)	2,814,995
Net cash provided by operating activities	65,206,927	37,752,465	24,720,566

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(398,205,203)	(289,399,034)	(255,851,952)
Acquisition of entities	—	(43,378,106)	—
Proceeds from sale of real estate and land	27,622,089	5,607,612	—
Investments in mortgage notes receivables	—	(294,000)	—
Investments in unconsolidated joint ventures	—	—	(735,000)
Return of capital from unconsolidated joint ventures	—	—	8,661,211
Improvements to properties	(26,142,347)	(19,066,525)	(11,404,098)
Deposits on real estate acquisitions, net	(3,725,100)	1,225,000	(2,000,000)
Construction escrows and other	594,736	327,943	(244,639)
Net cash used in investing activities	(399,855,825)	(344,977,110)	(261,574,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(21,981,922)	(14,902,386)	(7,874,618)
Proceeds from draws on term loan/credit facility	549,300,000	342,950,000	209,000,000
Payments on credit facility	(449,750,000)	(405,000,000)	—
Payments on term loan	(200,000,000)	—	—
Proceeds from issuance of Senior Notes Due 2023	—	245,825,000	—
Proceeds from issuance of Senior Notes Due 2024	246,500,000	—	—
Payment of contingent consideration	—	(1,864,370)	—
Proceeds from exercise of warrants	70,723,391	226,529,778	12,000
Payments to acquire warrants	—	(32,785,921)	—
Proceeds from the sale of stock	214,906,251	—	37,811,658
Purchase of non-controlling interest	—	(2,389)	—
Redemption of Operating Partnership Units	(3,280,000)	(2,189,779)	—
Distributions to Operating Partnership	(2,008,636)	(747,230)	—
Deferred financing and other costs	(3,188,618)	(4,097,377)	(2,792,050)
Registration expenditures	(9,512,944)	(69,245)	(1,162,787)
Dividends paid to common shareholders	(53,574,020)	(42,512,597)	(27,057,495)
Repurchase of common stock	(630,895)	(406,542)	(708,176)
Common shares issued under the 2009 Plan	—	—	22
Retirement of options	—	(274,830)	—
Net cash provided by financing activities	337,502,607	310,452,112	207,228,554
Net increase (decrease) in cash and cash equivalents	2,853,709	3,227,467	(29,625,358)
Cash and cash equivalents at beginning of period	7,919,697	4,692,230	34,317,588
Cash and cash equivalents at end of period	$10,773,406	$7,919,697	$4,692,230
Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$331,902	$241,603	$310,406
Interest paid	$26,005,827	$14,579,450	$10,910,587

Other non-cash investing and financing activities – increase (decrease):
Issuance of OP Units in connection with acquisitions	$16,342,775	$45,372,731	$—
Assumed mortgage at fair value	$—	$62,749,675	$19,668,352
Intangible lease liabilities	$44,287,149	$35,039,360	$16,280,503
Transfer of equity investment in property to real estate investment	$—	$15,990,769	$4,008,350
Interest rate swap asset	$(1,948,243)	$1,948,243	$—
Interest rate swap liabilities	$(2,528,703)	$6,733,812	$4,156,096
Accrued real estate improvement costs	$1,372,626	$591,671	$837,312

 See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
Real Estate Investments:
Land	$550,078,150	$458,252,028
Building and improvements	1,235,820,156	914,181,620
	1,785,898,306	1,372,433,648
Less: accumulated depreciation	88,173,334	57,499,980
Real Estate Investments, net	1,697,724,972	1,314,933,668
Cash and cash equivalents	10,773,406	7,919,697
Restricted cash	513,918	1,298,666
Tenant and other receivables, net	23,024,678	20,389,068
Deposits	4,500,100	775,000
Acquired lease intangible assets, net of accumulated amortization	71,432,664	55,887,471
Prepaid expenses	2,454,341	1,371,296
Deferred charges, net of accumulated amortization	39,730,973	33,121,980
Other	1,541,333	3,392,997
Total assets	$1,851,696,385	$1,439,089,843

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$—	$200,000,000
Credit facility	156,500,000	56,950,000
Senior Notes Due 2023	246,173,927	245,845,320
Senior Notes Due 2024	246,521,114	—
Mortgage notes payable	94,183,258	118,903,258
Acquired lease intangible liabilities, net of accumulated amortization	118,358,661	85,283,882
Accounts payable and accrued expenses	12,173,382	11,923,998
Tenants’ security deposits	3,960,699	3,422,910
Other liabilities	11,043,126	11,350,409
Total liabilities	888,914,167	733,679,777

Commitments and contingencies	—	—

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	932,595,086	685,092,526
Limited partners’ capital (consists of limited partnership interests held by third parties)	39,069,549	29,286,677
Accumulated other comprehensive loss	(8,882,417)	(8,969,137)
Total capital	962,782,218	705,410,066
Total liabilities and capital	$1,851,696,385	$1,439,089,843

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
Revenues
Base rents	$119,841,623	$86,194,511	$59,218,635
Recoveries from tenants	32,945,321	22,497,745	13,483,825
Mortgage interest income	—	623,793	1,106,089
Other income	3,076,567	1,915,982	1,287,138
Total revenues	155,863,511	111,232,031	75,095,687

Operating expenses
Property operating	25,035,765	19,749,972	12,779,758
Property taxes	15,953,210	11,246,967	7,281,213
Depreciation and amortization	58,434,981	40,397,895	29,074,709
General and administrative expenses	11,199,632	10,058,669	12,734,254
Acquisition transaction costs	961,167	1,688,521	1,347,611
Other expenses	504,828	314,833	324,354
Total operating expenses	112,089,583	83,456,857	63,541,899

Operating income	43,773,928	27,775,174	11,553,788
Non-operating income (expenses)
Interest expense and other finance expenses	(27,593,259)	(15,854,978)	(11,379,857)
Gain on consolidation of joint venture	—	20,381,849	2,144,696
Gain on bargain purchase	—	—	3,864,145
Equity in earnings from unconsolidated joint ventures	—	2,389,937	1,697,980
Gain on sale of real estate	4,868,553	—	—
Interest income	—	—	11,861
Income from continuing operations	21,049,222	34,691,982	7,892,613
Loss from discontinued operations	—	(713,529)	—
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$21,049,222	$33,978,453	$7,892,613

Net income per unit - basic:
Income from continuing operations	$0.24	$0.51	$0.15
Loss from discontinued operations	—	(0.01)	—
Net income per unit	$0.24	$0.50	$0.15

Net income per unit - diluted:
Income from continuing operations	$0.24	$0.49	$0.15
Loss from discontinued operations	—	(0.01)	—
Net income per unit	$0.24	$0.48	$0.15
Distributions per unit	$0.64	$0.60	$0.53

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$21,049,222	$33,978,453	$7,892,613
Other comprehensive income (loss)
Unrealized gain (loss) on swap derivative
Unrealized swap derivative (loss) gain arising during the period	(3,131,969)	4,564,248	(7,859,264)
Reclassification adjustment for amortization of interest expense included in net income	3,218,689	4,621,227	3,799,482
Other comprehensive income (loss)	86,720	9,185,475	(4,059,782)
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$21,135,942	$43,163,928	$3,832,831

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Non- controlling interests	Capital
Balance at December 31, 2011	—	$—	49,375,738	$464,581,495	$(14,094,830)	$2,389	$450,489,054
OP Units issued under the 2009 Plan	—	—	224,067	22	—	—	22
Repurchase of OP Units	—	—	(55,496)	(708,176)	—	—	(708,176)
Stock based compensation expense	—	—	—	3,393,439	—	—	3,393,439
Proceeds from the sale of OP Units	—	—	3,051,445	37,811,658	—	—	37,811,658
Registration expenditures	—	—	—	(1,162,787)	—	—	(1,162,787)
Issuance of OP Units upon exercise of warrants	—	—	1,000	12,000	—	—	12,000
Cash distributions ($0.53 per unit)	—	—	—	(27,057,495)	—	—	(27,057,495)
Dividends payable to officers	—	—	—	(68,475)	—	—	(68,475)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	—	—	7,892,613	—	—	7,892,613
Other comprehensive loss	—	—	—	—	(4,059,782)	—	(4,059,782)
Balance at December 31, 2012	—	—	52,596,754	484,694,294	(18,154,612)	2,389	466,542,071
OP Units issued under the 2009 Plan	—	—	313,364	—	—	—	—
Repurchase of OP Units	—	—	(30,333)	(406,542)	—	—	(406,542)
Retirement of options	—	—	—	(274,830)	—	—	(274,830)
Stock based compensation expense	—	—	—	2,856,391	—	—	2,856,391
Issuance of OP Units upon exercise of warrants	—	—	18,877,482	226,529,778	—	—	226,529,778
Issuance of OP Units upon exercise of Sponsor warrants	—	—	688,500	—	—	—	—
Repurchase of warrants	—	—	—	(32,785,921)	—	—	(32,785,921)
Issuance of OP Units in connection with acquisition	3,290,263	45,372,731	—	—	—	—	45,372,731
Limited Partner distributions	—	(277,424)	—	—	—	—	(277,424)
Cash redemption of OP Units	(158,221)	(2,189,779)	—	—	—	—	(2,189,779)
Adjustment to non-controlling interests	—	(13,313,937)	—	13,313,937	—	—	—
Purchase of non-controlling interests	—	—	—	—	—	(2,389)	(2,389)
Registration expenditures	—	—	—	(69,245)	—	—	(69,245)
Cash distributions ($0.60 per unit)	—	(469,806)	—	(42,468,897)	—	—	(42,938,703)
Dividends payable to officers	—	—	—	(110,000)	—	—	(110,000)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	164,892	—	33,813,561	—	—	33,978,453
Other comprehensive income	—	—	—	—	9,185,475	—	9,185,475
Balance at December 31, 2013	3,132,042	29,286,677	72,445,767	685,092,526	(8,969,137)	—	705,410,066
OP Units issued under the 2009 Plan	—	—	340,621	—	—	—	—
Repurchase of OP Units	—	—	(42,438)	(630,895)	—	—	(630,895)
Cancellation of OP Units	—	—	(5,833)	—	—	—	—
Stock based compensation expense	—	—	—	3,662,034	—	—	3,662,034
Issuance of OP Units upon exercise of warrants	—	—	5,878,216	70,538,591	—	—	70,538,591
Issuance of OP Units in connection with acquisition	989,272	16,342,775	—	—	—	—	16,342,775
Cash redemption of OP Units	(200,000)	(3,280,000)	—	—	—	—	(3,280,000)
Adjustment to non-controlling interests	—	(2,019,444)	—	2,019,444	—	—	—
Issuance of OP Units in connection with common stock offering	—	—	14,375,000	214,906,251	—	—	214,906,251
Registration expenditures	—	—	—	(9,633,785)	—	—	(9,633,785)
Cash distributions ($0.64 per unit)	—	(2,008,636)	—	(53,522,261)	—	—	(55,530,897)
Dividends payable to officers	—	—	—	(137,864)	—	—	(137,864)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	748,177	—	20,301,045	—	—	21,049,222
Other comprehensive income	—	—	—	—	86,720	—	86,720
Balance at December 31, 2014	3,921,314	$39,069,549	92,991,333	$932,595,086	$(8,882,417)	$—	$962,782,218

_______________________________

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,049,222	$33,978,453	$7,892,613
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58,434,981	40,397,895	29,074,709
Amortization of deferred financing costs and mortgage premiums, net	(432,327)	(144,313)	494,843
Gain on consolidation of joint venture	—	(20,381,849)	(2,144,696)
Gain on bargain purchase	—	—	(3,864,145)
Straight-line rent adjustment	(3,794,936)	(3,733,913)	(3,040,510)
Amortization of above and below market rent	(6,944,572)	(4,444,117)	(3,659,011)
Amortization relating to stock based compensation	3,662,034	2,856,391	3,393,439
Provisions for tenant credit losses	2,315,972	1,621,940	1,160,568
Equity in earnings from unconsolidated joint ventures	—	(2,389,937)	(1,697,980)
Other noncash interest expense	1,847,640	—	—
Gain on sale of real estate	(4,868,553)	—	—
Loss on sale of discontinued operations	—	713,529	—
Settlement of interest rate swap agreements	(3,230,000)	(8,750,000)	—
Distribution of cumulative earnings from unconsolidated joint ventures	—	—	686,017
Other	—	792,244	—
Change in operating assets and liabilities
Restricted cash	190,011	74,083	(225,245)
Tenant and other receivables	(1,604,811)	(4,820,044)	(3,679,442)
Prepaid expenses	(1,106,227)	(104,814)	(573,099)
Accounts payable and accrued expenses	(1,164,032)	2,942,797	(1,912,490)
Other assets and liabilities, net	852,525	(855,880)	2,814,995
Net cash provided by operating activities	65,206,927	37,752,465	24,720,566

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(398,205,203)	(289,399,034)	(255,851,952)
Acquisition of entities	—	(43,378,106)	—
Proceeds from sale of real estate and land	27,622,089	5,607,612	—
Investments in mortgage notes receivables	—	(294,000)	—
Investments in unconsolidated joint ventures	—	—	(735,000)
Return of capital from unconsolidated joint ventures	—	—	8,661,211
Improvements to properties	(26,142,347)	(19,066,525)	(11,404,098)
Deposits on real estate acquisitions, net	(3,725,100)	1,225,000	(2,000,000)
Construction escrows and other	594,736	327,943	(244,639)
Net cash used in investing activities	(399,855,825)	(344,977,110)	(261,574,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(21,981,922)	(14,902,386)	(7,874,618)
Proceeds from draws on term loan/credit facility	549,300,000	342,950,000	209,000,000
Payments on credit facility	(449,750,000)	(405,000,000)	—
Payments on term loan	(200,000,000)	—	—
Proceeds from issuance of Senior Notes Due 2023	—	245,825,000	—
Proceeds from issuance of Senior Notes Due 2024	246,500,000	—	—
Payment of contingent consideration	—	(1,864,370)	—
Proceeds from exercise of warrants	70,723,391	226,529,778	12,000
Payments to acquire warrants	—	(32,785,921)	—
Proceeds from the sale of stock	214,906,251	—	37,811,658
Purchase of non-controlling interest	—	(2,389)	—
Redemption of Operating Partnership Units	(3,280,000)	(2,189,779)	—
Distributions to Operating Partnership	(2,008,636)	(747,230)	—
Deferred financing and other costs	(3,188,618)	(4,097,377)	(2,792,050)
Registration expenditures	(9,512,944)	(69,245)	(1,162,787)
Dividends paid to common shareholders	(53,574,020)	(42,512,597)	(27,057,495)
Repurchase of common stock	(630,895)	(406,542)	(708,176)
Common shares issued under the 2009 Plan	—	—	22
Retirement of options	—	(274,830)	—
Net cash provided by financing activities	337,502,607	310,452,112	207,228,554
Net increase (decrease) in cash and cash equivalents	2,853,709	3,227,467	(29,625,358)
Cash and cash equivalents at beginning of period	7,919,697	4,692,230	34,317,588
Cash and cash equivalents at end of period	$10,773,406	$7,919,697	$4,692,230
Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$331,902	$241,603	$310,406
Interest paid	$26,005,827	$14,579,450	$10,910,587
Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions of entities	$16,342,775	$45,372,731	$—
Assumed mortgage at fair value	$—	$62,749,675	$19,668,352
Intangible lease liabilities	$44,287,149	$35,039,360	$16,280,503
Transfer of equity investment in property to real estate investment	$—	$15,990,769	$4,008,350
Interest rate swap asset	$(1,948,243)	$1,948,243	$—
Interest rate swap liabilities	$(2,528,703)	$6,733,812	$4,156,096
Accrued real estate improvement costs	$1,372,626	$591,671	$837,312

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

ROIC’s only material asset is its ownership of direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership. As a result, ROIC does not conduct business itself, other than acting as the parent company and issuing equity from time to time. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from warrants exercised and equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”) of the Operating Partnership.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This guidance is effective for interim and annual periods beginning on or after December 15, 2014, with early adoption permitted.  The Company elected to early adopt the provisions of this guidance effective January 1, 2014. The adoption will result in most individual property disposals not qualifying for discontinued operations presentation, and accordingly, the results of the individual property disposals that occurred during 2014 remained in “Income from continuing operations.”

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

Although it may qualify as a REIT for U.S. federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary (“TRS”), if any, is fully subject to U.S. federal, state and local income taxes. For all periods from inception through September 26, 2013 the Operating Partnership has been an entity disregarded from its sole owner, ROIC, for U.S. federal income tax purposes and as such has not been subject to federal income taxes. Effective September 27, 2013, the Operating Partnership issued 3,290,263 OP Units in connection with the acquisitions of Crossroads Shopping Center and Five Points Plaza, which are described under Note 2 below. Accordingly, the Operating Partnership ceased being a disregarded entity and instead is being treated as a partnership for federal income tax purposes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2014, the statute of limitations for tax years 2011 through and including 2013 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.  During the year ended December 31, 2011, the IRS conducted an examination of the Company’s 2009 federal tax return.  During the year ended December 31, 2012 the Company reached a settlement with the IRS in which the Company paid to the IRS approximately $122,000.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the years ended December 31, 2014 and 2013, capitalized costs related to the improvements or replacement of real estate properties were approximately $27.5 million and $19.2 million, respectively.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases is amortized to rental income, over the terms of the respective leases including option periods, if applicable. The value of in-place leases are amortized to expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time. The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value. The Company will record a liability in situations where any part of the cash consideration is deferred. The amounts payable in the future are discounted to their present value. The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations. If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the years ended December 31, 2014, 2013 and 2012 of approximately $1.0 million, $1.7 million and $1.3 million, respectively.

Regarding certain of the Company’s 2014 and 2013 property acquisitions (see Note 2), the fair value of in-place leases and other intangibles have been allocated to intangible asset and liability accounts.

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

In June 2014, the Company sold the Phillips Village Shopping Center, a non-core shopping center located in Pomona, California with an occupancy rate of approximately 10.4% as of May 31, 2014. The sales price of this property of approximately $16.0 million, less costs to sell, resulted in net proceeds to the Company of approximately $15.6 million. The Company recorded a gain on sale of property of approximately $3.3 million for the year ended December 31, 2014.

In August 2014, the Company sold the Oregon City Point Shopping Center, a non-core shopping center located in Oregon City, Oregon. The sales price of this property of approximately $12.4 million, less costs to sell, resulted in net proceeds of approximately $12.0 million. The Company recorded a gain on sale of property of approximately $1.6 million for the year ended December 31, 2014.

Any reference to square footage or occupancy is unaudited and outside the scope of our independent registered public accounting firm’s audit of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2014.

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

Termination fees (included in rental revenue) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date.  The Company recognizes termination fees in accordance with Securities and Exchange Commission’s guidance when the following conditions are met:  (a) the termination agreement is executed; (b) the termination fee is determinable; (c) all landlord services pursuant to the terminated lease have been rendered; and (d) collectivity of the termination fee is assured.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at December 31, 2014 and December 31, 2013 was approximately $3.6 million and $3.2 million, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $18.8 million and $14.9 million, as of December 31, 2014 and 2013, respectively.

The unamortized balances of deferred charges as of December 31, 2014 that will be charged to future operations are as follows:

	Lease Origination Costs	Financing Costs	Total
2015	$6,655,924	$1,722,372	$8,378,296
2016	5,366,837	1,668,862	7,035,699
2017	4,212,704	1,627,525	5,840,229
2018	3,128,972	1,607,781	4,736,753
2019	2,379,626	576,295	2,955,921
Thereafter	8,621,371	2,162,704	10,784,075
	$30,365,434	$9,365,539	$39,730,973

Internal Capitalized Leasing Costs

The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the years ended December 31, 2014, 2013 and 2012, the Company capitalized approximately $947,000, $742,000 and $695,000, respectively, of such payroll-related costs.

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

During the years ended December 31, 2014, 2013 and 2012, the effect of approximately 41,400,000 warrants to purchase the Company’s common stock  (the “Public Warrants”) issued in connection with the Company’s initial public offering (the “IPO”), and the 8,000,000 warrants (the “Private Placement Warrants”) purchased by NRDC Capital Management, LLC simultaneously with the consummation of the IPO, for the time these were outstanding during these periods, were included in the calculation of diluted EPS since the weighted average share price was greater than the exercise price during these periods.

For the years ended December 31, 2014, 2013 and 2012, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock grants awarded under the 2009 Plan described in Note 9 are excluded from the basic EPS calculation, as these units are not participating securities.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations	$21,049,222	$34,691,982	$7,892,613
Less income from continuing operations attributable to non-controlling interests	(748,177)	(164,892)	—
Less earnings allocated to unvested shares	(159,489)	(78,361)	(213,361)
Income from continuing operations available for common shareholders, basic	20,141,556	34,448,729	7,679,252
Loss from discontinued operations available to common shareholders, basic	—	(713,529)	—
Net income available to common stockholders, basic	$20,141,556	$33,735,200	$7,679,252

Numerator:
Income from continuing operations	$21,049,222	$34,691,982	$7,892,613
Less earnings allocated to unvested shares	(159,489)	(78,361)	(213,361)
Income from continuing operations available for common shareholders, diluted	20,889,733	34,613,621	7,679,252
Loss from discontinued operations available to common shareholders, diluted	—	(713,529)	—
Net income available to common stockholders, diluted	$20,889,733	$33,900,092	$7,679,252

Denominator:
Denominator for basic EPS – weighted average common shares	83,411,230	67,419,497	51,059,408
Warrants	631,086	2,568,822	1,165,663
OP Units	3,162,658	838,508	—
Restricted stock awards - performance-based	162,327	113,066	95,466
Stock Options	86,108	64,487	50,631
Denominator for diluted EPS – weighted average common equivalent shares	87,453,409	71,004,380	52,371,168

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Income from continuing operations	$21,049,222	$34,691,982	$7,892,613
Less earnings allocated to unvested units	(159,489)	(78,361)	(213,361)
Income from continuing operations available for unitholders, basic and diluted	20,889,733	34,613,621	7,679,252
Loss from discontinued operations available to unitholders, basic and diluted	—	(713,529)	—
Net income available to unitholders, basic and diluted	$20,889,733	$33,900,092	$7,679,252

Denominator:
Denominator for basic EPS – weighted average common units	86,573,888	68,258,005	51,059,408
Warrants	631,086	2,568,822	1,165,663
Restricted stock awards - performance-based	162,327	113,066	95,466
Stock Options	86,108	64,487	50,631
Denominator for diluted EPS – weighted average common equivalent units	87,453,409	71,004,380	52,371,168

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

2.  Real Estate Investments

The following real estate investment transactions occurred during the years ended December 31, 2014 and 2013.

Property Acquisitions in 2014

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

On May 22, 2014, the Company acquired the property known as Aurora Square II located in Shoreline, Washington, within the Seattle metropolitan area, for a purchase price of approximately $15.8 million. Aurora Square II is approximately 66,000 square feet and is contiguous to an existing ROIC grocery-anchored shopping center, Aurora Square. Aurora Square II, together with Aurora Square, aggregate 104,000 square feet and are anchored by Marshall’s (Aurora Square II) and Central Supermarket (Aurora Square). The property was acquired with borrowings under the Company’s credit facility and available cash.

On June 13, 2014, the Company acquired the property known as Fallbrook Shopping Center located in West Hills, California, within the Los Angeles metropolitan area, for a purchase price of approximately $210.0 million. Fallbrook Shopping Center has approximately 1.1 million square feet of gross leasable area (“GLA”) of which approximately 756,000 square feet is owned by the Company. Key tenants include Trader Joe’s, Sprouts Market, Home Depot, Kohl’s, TJ Maxx, Ross Dress For Less, AMC Theaters and 24 Hour Fitness. Fallbrook Shopping Center also features Target, Walmart and Kroger (Ralph’s) Supermarket, which occupy substantially all of the GLA not owned by the Company. The property was acquired with borrowings under the Company’s credit facility and available cash.

On December 3, 2014, the Company acquired the property known as Moorpark Town Center located in Moorpark, California, within the Los Angeles metropolitan area, for a purchase price of approximately $27.3 million. Moorpark Town Center is approximately 134,000 square feet and is anchored by Kroger (Ralph’s) Supermarket and CVS Pharmacy. The property was acquired with borrowings under the Company’s credit facility.

On December 4, 2014, the Company acquired the property known as Mission Foothill Marketplace located in Mission Viejo, California, within the Orange County metropolitan area, for a purchase price of approximately $29.0 million. Mission Foothill Marketplace is approximately 111,000 square feet and is anchored by Haggen Supermarket and CVS Pharmacy. The property was acquired with borrowings under the Company’s credit facility.

On December 11, 2014, the Company acquired the property known as Wilsonville Town Center located in Wilsonville, Oregon, within the Portland metropolitan area, for an adjusted purchase price of approximately $35.6 million. Wilsonville Town Center is approximately 168,000 square feet and is anchored by Thriftway Supermarket, Rite Aid Pharmacy and Dollar Tree. The acquisition was funded through approximately $19.4 million in cash and the issuance of 989,272 OP Units with a fair value of approximately $16.3 million.

Property Acquisitions in 2013

During the year ended December 31, 2013, the Company acquired 10 properties throughout the west coast with a total of approximately 1.0 million square feet for a net purchase price of approximately $297.6 million

Acquisitions of Property-Owning Entities in 2013

On September 27, 2013, the Company acquired the remaining 51% of the partnership interests in the Terranomics Crossroads Associates, LP from its joint venture partner. The purchase of the remaining interest was funded through the issuance of 2,639,632 OP Units with a fair value of approximately $36.4 million and the assumption of a $49.6 million mortgage loan on the property. Prior to the acquisition date, the Company accounted for its 49% interest in the Terranomics Crossroad Associates, LP as an equity method investment. The acquisition-date fair value of the previous equity interest was $36.0 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $20.4 million as a result of remeasuring its prior equity interest in the venture held before the acquisition. The gain is included in the line item Gain on consolidation of joint venture in the consolidated statements of operations and comprehensive income. The primary asset of Terranomics Crossroads Associates is Crossroads Shopping Center located in Bellevue, Washington, within the Seattle metropolitan area. Crossroads Shopping Center is approximately 464,000 square feet and is anchored by Kroger (QFC) Supermarket, Sports Authority and Bed Bath and Beyond.

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

The financial information set forth below summarizes the Company’s preliminary purchase price allocation for the properties acquired during the year ended December 31, 2014 and the final purchase price allocation for the properties acquired during the year ended December 31, 2013.

	December 31, 2014	December 31, 2013
ASSETS
Land	$98,897,045	$176,977,162
Building and improvements	317,400,652	310,098,731
Cash and cash equivalents	—	552,213
Acquired lease intangible asset	32,201,585	28,332,445
Deferred charges	10,335,846	12,041,794
Tenant receivables and other assets	—	1,132,232
Assets acquired	$458,835,128	$529,134,577
LIABILITIES
Acquired lease intangible liability	$44,287,149	$35,039,360
Mortgage notes assumed	—	62,749,675
Accrued expenses and other liabilities	—	4,282,450
Liabilities assumed	$44,287,149	$102,071,485

With respect to these acquisitions, the fair value of in-place leases and other intangibles have been allocated to intangible asset and liability accounts. All allocations are preliminary and may be adjusted as final information becomes available.

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the years ended December 31, 2014 and 2013, adjusted to give effect to these transactions at the beginning of 2013.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	Year Ended December 31,
Statement of operations:	2014	2013
Revenues	$171,900,319	$169,032,796
Property operating and other expenses	83,532,767	59,987,450
Depreciation and amortization	64,650,002	64,885,935
Net income attributable to Retail Opportunity Investments Corp.	$23,717,550	$44,159,411

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2014 for the properties acquired during the year ended December 31, 2014.

Year Ended December 31, 2014
Statement of operations:
Revenues	$16,234,264
Property operating and other expenses	4,643,335
Depreciation and amortization	7,673,714
Net income attributable to Retail Opportunity Investments Corp.	$3,917,215

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

Property Dispositions

On June 5, 2014, the Company sold Phillips Village Shopping Center, a non-core shopping center located in Pomona, California with an occupancy rate of approximately 10.4% as of May 31, 2014. The sales price of this property of approximately $16.0 million, less costs to sell, resulted in net proceeds to the Company of approximately $15.6 million. Accordingly, the Company recorded a gain on sale of approximately $3.3 million for the year ended December 31, 2014 related to this property.

On August 25, 2014, the Company sold the Oregon City Point Shopping Center, a non-core shopping center located in Oregon City, Oregon. The sales price of this property of approximately $12.4 million, less costs to sell, resulted in net proceeds of approximately $12.0 million. Accordingly, the Company recorded a gain on sale of approximately $1.6 million for year ended December 31, 2014 related to this property.

Unconsolidated Joint Ventures

At December 31, 2012, investment in and advances to unconsolidated joint venture consisted of a 49% ownership in Terranomics Crossroads Associates, LP of $15.3 million. On September 27, 2013, the Company acquired the remaining interests in Terranomics Crossroads Associates, LP from its joint venture partner. The purchase of its remaining interest was funded through the issuance of 2,639,632 OP Units with a fair value of approximately $36.4 million and the assumption of a $49.6 million mortgage loan on the property. Upon the acquisition of the remaining interest in the property, the Company reclassified approximately $16.0 million from “Investment in and advances to unconsolidated joint ventures” to “Real estate investments” in the accompanying consolidated balance sheets. The acquisition-date fair value of the previous equity interest was $36.0 million and is included in the measurement of the consideration transferred. The Company recognized a gain of $20.4 million as a result of remeasuring its prior equity interest in the venture held before the acquisition. The gain is included in the line item Gain on consolidation of joint venture in the consolidated statements of operations and comprehensive income.

As of December 31, 2014, the Company has no remaining unconsolidated joint ventures.

3.  Acquired Lease Intangibles

Intangible assets and liabilities as of December 31, 2014 and 2013 consisted of the following:

	December 31, 2014	December 31, 2013
Assets:
In-place leases	$78,548,975	$71,846,161
Accumulated amortization	(25,482,306)	(27,413,310)
Above-market leases	26,197,169	18,191,431
Accumulated amortization	(7,831,174)	(6,736,811)
Acquired lease intangible assets, net	$71,432,664	$55,887,471

Liabilities:
Below-market leases	$141,552,303	$104,092,901
Accumulated amortization	(23,193,642)	(18,809,019)
Acquired lease intangible liabilities, net	$118,358,661	$85,283,882

For the years ended December 31, 2014, 2013 and 2012, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities for above and below market leases was $6.9 million, $4.4 million and $3.7 million, respectively, which amounts are included in base rents in the accompanying consolidated statements of operations and comprehensive income.  For the years ended December 31, 2014, 2013 and 2012, the net amortization of in-place leases was $12.5 million, $10.3 million and $8.1 million, respectively, which amounts are included in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive income.

The scheduled future amortization of acquired lease intangible assets as of December 31, 2014 is as follows:

Year ending December 31:
2015	$14,563,383
2016	11,074,212
2017	8,839,630
2018	6,450,192
2019	4,460,270
Thereafter	26,044,977
Total future amortization of acquired lease intangible assets	$71,432,664

The scheduled future amortization of acquired lease intangible liabilities as of December 31, 2014 is as follows:

Year ending December 31:
2015	$10,630,084
2016	9,084,320
2017	8,257,567
2018	7,623,632
2019	6,956,023
Thereafter	75,807,035
Total future amortization of acquired lease intangible liabilities	$118,358,661

4.  Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of December 31, 2014 are summarized as follows:

Year ending December 31:
2015	$117,472,132
2016	106,814,051
2017	92,470,433
2018	75,006,572
2019	59,197,187
Thereafter	287,159,418
Total minimum lease payments	$738,119,793

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

6.  Mortgage Notes Payable, Credit Facility and Senior Notes

ROIC does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership, however, ROIC has guaranteed the Operating Partnership’s revolving credit facility, carve-out guarantees on property-level debt, the Senior Notes Due 2023 and the Senior Notes Due 2024.

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at December 31, 2014 and December 31, 2013, respectively, were as follows:

Property	Maturity Date	Interest Rate	December 31, 2014	December 31, 2013
Euclid Plaza	November 2014	5.23%	$—	8,158,676
Country Club Gate Center	January 2015	5.04%	—	12,236,374
Renaissance Towne Centre	June 2015	5.13%	16,204,826	16,489,812
Crossroads Shopping Center	September 2015	6.50%	48,581,419	49,413,976
Gateway Village III	July 2016	6.10%	7,270,256	7,368,521
Bernardo Heights Plaza	July 2017	5.70%	8,581,168	8,748,605
Santa Teresa Village	February 2018	6.20%	10,829,884	11,033,511
			$91,467,553	$113,449,475
Mortgage Premium			2,715,705	5,453,783
Total mortgage notes payable			$94,183,258	$118,903,258

The combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows:

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2015	$64,051,173	$1,236,553	$1,793,132	$67,080,858
2016	7,120,172	462,666	515,867	8,098,705
2017	8,099,320	361,092	380,470	8,840,882
2018	10,094,220	42,357	26,236	10,162,813
	$89,364,885	$2,102,668	$2,715,705	$94,183,258

During the year ended December 31, 2014, the Company repaid the outstanding principal balance on the Euclid Plaza and Country Club Gate mortgage notes payable of $8.0 million and $12.0 million, respectively, without penalty, in accordance with the prepayment provisions of the notes.

Credit Facility

The Operating Partnership has a revolving credit facility with several banks. Previously, the credit facility provided for borrowings of up to $350.0 million. Effective December 12, 2014, the Company entered into a fourth amendment to the amended and restated credit agreement pursuant to which the borrowing capacity was increased to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility has been extended to January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

The Operating Partnership previously had a term loan agreement with several banks which provided for a loan of $200.0 million. In connection with the fourth amendment to the credit facility, effective December 12, 2014, the term loan agreement was retired.

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00% (the “Base Rate”). Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The credit facility contains customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2014.

As of December 31, 2014, $156.5 million was outstanding under the credit facility. The average interest rate on the credit facility during the year ended December 31, 2014 was 1.3%. The Company had $343.5 million available to borrow under the credit facility at December 31, 2014.

Senior Notes Due 2024

The carrying value of the Company’s Senior Notes Due 2024 is as follows:

	December 31, 2014	December 31, 2013
Principal amount	$250,000,000	$—
Unamortized debt discount	(3,478,886)	—
Senior Notes Due 2024:	$246,521,114	$—

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2024 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2024 during the year ended December 31, 2014 includes $750,000 and approximately $21,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2024 offering, the Company incurred approximately $2.2 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2024.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes Due 2023 is as follows:

	December 31, 2014	December 31, 2013
Principal amount	$250,000,000	$250,000,000
Unamortized debt discount	(3,826,073)	(4,154,680)
Senior Notes Due 2023:	$246,173,927	$245,845,320

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2023 during the year ended December 31, 2014 includes approximately $12.4 million and approximately $329,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the year ended December 31, 2013 includes approximately $800,000 and $20,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

7.  Preferred Stock of ROIC

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of December 31, 2014 and 2013, there were no shares of preferred stock outstanding.

8.  Common Stock and Warrants of ROIC

ATM

During the year ended December 31, 2011, ROIC entered into an ATM Equity OfferingSM Sales Agreement (the “sales agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated to sell shares of ROIC’s common stock par value $0.0001 per share, having aggregate sales proceeds of $50.0 million from time to time, through an “at the market” equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated acts as sales (agent) and/or principal agent. During the year ended December 31, 2014, ROIC did not sell any shares under the sales agreement. Additionally, the registration statement related to the sales agreement expired, and accordingly, the Company will not issue any additional shares under this program. Through December 31, 2014, ROIC had sold a total of 3,183,245 shares under the sales agreement, which resulted in gross proceeds of approximately $39.3 million and commissions of approximately $687,600 paid to the agent.

On September 19, 2014, ROIC entered into four separate Sales Agreements (the “2014 sales agreements”) with Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals. During the year ended December 31, 2014, ROIC did not sell any shares under the 2014 sales agreements.

Warrants

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

ROIC had the right to redeem all of the outstanding warrants it issued in the IPO, at a price of $0.01 per warrant upon 30 days’ notice while the warrants were exercisable, only in the event that the last sale price of the common stock is at least a specified price. The terms of the warrants were as follows:

•	The exercise price of the warrants was $12.00.

•	The price at which ROIC’s common stock must trade before ROIC was able to redeem the warrants it issued in the IPO was $18.75.

•	To provide that a warrantholder’s ability to exercise warrants was limited to ensure that such holder’s “Beneficial Ownership” or “Constructive Ownership,” each as defined in ROIC’s charter, did not exceed the restrictions contained in the charter limiting the ownership of shares of ROIC’s common stock.

ROIC had reserved 53,400,000 shares for the exercise of the Public Warrants and the Private Placement Warrants, and issuance of shares under ROIC’s 2009 Equity Incentive Plan (the “2009 Plan”). During the year ended December 31, 2014, the third-party warrant holders exercised a total of 5,878,216 Public Warrants, resulting in approximately $70.5 million of proceeds. During the year ended December 31, 2013, the third-party warrant holders exercised a total of 18,877,482 Public Warrants, resulting in approximately $226.5 million of proceeds.

In May 2010, ROIC’s board of directors authorized a warrant repurchase program to repurchase up to a maximum of $40.0 million of ROIC’s warrants. During the year ended December 31, 2013, ROIC repurchased 744,850 warrants under the program in open market transactions for approximately $1.4 million. During the year ended December 31, 2013, ROIC repurchased an additional 15,834,000 warrants in privately negotiated transactions for approximately $31.3 million. No such repurchases occurred during the year ended December 31, 2014.

On October 23, 2014, ROIC's remaining outstanding warrants expired and 64,452 warrants expired unexercised.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the year ended December 31, 2014, the Company did not repurchase any shares of common stock under this program.

Equity Issuance

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

Restricted Stock

During the year ended December 31, 2014, the Company awarded 320,500 shares of restricted common stock under the 2009 Plan, of which 118,750 shares are performance-based grants and the remainder of the shares are time based grants.  The performance-based grants vest in three equal annual tranches, based on pre-defined market-specific performance criteria with vesting dates on January 1, 2015, 2016 and 2017.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2014, and changes during the year ended December 31, 2014 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	440,650	$11.40
Granted	320,500	$13.42
Vested	(192,459)	$12.76
Forfeited	(9,333)	$13.65
Non-vested at December 31, 2014	559,358	$11.51

As of December 31, 2014, there remained a total of $3.4 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.7 years (irrespective of achievement of the performance conditions). The total fair value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $2.9 million, $2.4 million and $2.5 million, respectively.

Stock Based Compensation Expense

For the years ended December 31, 2014, 2013 and 2012, the amounts charged to expense for all stock based compensation totaled approximately $3.7 million, $2.9 million and $3.4 million, respectively.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Code.  Under the 401K Plan, the Company made matching contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $25,000, $20,000 and $17,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

10. Capital of the Operating Partnership

As of December 31, 2014, the Operating Partnership had 96,912,647 OP Units outstanding. The Company owned 95.9% of the Operating Partnership at December 31, 2014. As of December 31, 2014, the Company had outstanding 92,991,333 shares of ROIC common stock and 3,921,314 OP Units (excluding OP Units owned by ROIC). A share of ROIC’s common stock and the OP Units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

During the year ended December 31, 2013, in connection with the acquisition of the remaining interests in Crossroads Shopping Center from its joint venture partner, the Company issued a total of 2,639,632 OP Units to limited partners. Additionally, during the year ended December 31, 2013, in connection with the acquisition of the membership interests in SARM Five Points Plaza, LLC, the Company issued a total of 650,631 OP Units to limited partners. On December 11, 2014, in connection with the acquisition of Wilsonville Town Center, the Company issued a total of 989,272 OP Units to limited partners.

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

On October 17, 2013, the Company received notices of redemption for 158,221 OP Units. The Company elected to redeem the OP Units in cash, and accordingly, a total of $2.2 million was paid on October 31, 2013 to the holders of the respective OP Units. Further, on November 14, 2014, the Company received notices of redemption for 200,000 OP Units. The Company elected to redeem the OP Units in cash, and accordingly, a total of $3.3 million was paid on December 1, 2014 to the holders of the respective OP Units. In accordance with the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, the redemption values were calculated based on the average closing price of the Company’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding the date of receipt of the notices of redemption.

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

The redemption value of the OP Units owned by the limited partners, not including ROIC, had such units been redeemed at December 31, 2014, was approximately $65.8 million based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding December 31, 2014, which amounted to $16.79 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying value of the revolving credit facility is deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.  The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 at December 31, 2014 is approximately $269.7 million. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2024 at December 31, 2014 is approximately $249.4 million. Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $94.7 million with an interest rate range of 2.8% to 3.6% and a weighted average interest rate of 2.9% as of December 31, 2014. These fair value measurements fall within level 3 of the fair value hierarchy.

12.  Derivative and Hedging Activities

During the year ended December 31, 2014, the Company cash settled the remaining outstanding interest rate swaps, and accordingly, none are outstanding as of December 31, 2014. The Company’s objectives in using interest rate derivatives historically were to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company used interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives that are designated as cash flow hedges are recorded in AOCI and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivative.  This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves, and implied volatilities.  The fair value of interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The Company incorporated credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.  In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company had determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2013 the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives.  As a result, the Company determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

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

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $2.1 million will be reclassified as an increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2014 and 2013, respectively:

Derivatives designed as hedging instruments	Balance sheet location	December 31, 2014 Fair Value	December 31, 2013 Fair Value
Interest rate products	Other assets	$—	$1,948,243
Interest rate products	Other liabilities	$—	$(2,528,703)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2014, 2013, and 2012 respectively.    Amounts reclassified from other comprehensive income (“OCI”) due to ineffectiveness are recognized as interest expense.

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Amount of (loss) gain recognized in OCI on derivative	$(3,131,969)	$4,564,248	$(7,859,264)
Amount of loss reclassified from accumulated OCI into interest	$3,218,689	$4,621,227	$3,799,482
Amount of gain (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$112	$3,172	$(7,534)

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

The Company has signed several ground leases for certain properties. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets. Rent expense, for both ground leases and corporate office space, was approximately $1.2 million, $1.1 million, and $780,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table represents the Company’s future minimum annual lease payments under operating leases as of December 31, 2014:

Operating Leases
2015	$910,164
2016	980,650
2017	1,048,825
2018	1,053,877
2019	1,058,807
Thereafter	37,271,404
Total minimum lease payments	$42,323,727

Tax Protection Agreements

In connection with the acquisition of the remaining 51% of the partnership interests in the Terranomics Crossroads Associates, LP and the acquisition of 100% of the equity interest in SARM Five Points Plaza LLC in 2013 and the acquisition of Wilsonville Town Center in 2014 (all more fully discussed in Footnote 2), the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership. The Tax Protection Agreements require the Company, subject to certain exceptions, to indemnify the respective Sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment). The Tax Protection periods for Terranomics Crossroads Associates, LP and SARM Five Points Plaza LLC, and Wilsonville, were provided for twelve and ten years, respectively.

 14.  Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space.  For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $37,000, $25,000 and $9,500, respectively, of expenses relating to the agreements which were included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.

15.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 for ROIC are as follows:

	Year Ended December 31, 2014
	March 31	June 30	September 30	December 31
Total revenues	$36,350,136	$36,914,834	$40,855,871	$41,742,670
Net income	$3,266,243	$6,050,762	$6,980,696	$4,751,521
Net income attributable to ROIC	$3,131,685	$5,833,750	$6,748,847	$4,586,763
Basic income per share	$0.04	$0.08	$0.07	$0.05
Diluted income per share	$0.04	$0.07	$0.07	$0.05

	Year Ended December 31, 2013
	March 31	June 30	September 30	December 31
Total revenues	$24,384,449	$26,063,466	$27,147,631	$33,636,485
Net income	$2,289,886	$2,471,012	$25,262,291	$3,955,264
Net income attributable to ROIC	$2,289,886	$2,471,012	$25,262,291	$3,790,372
Basic income per share	$0.04	$0.04	$0.35	$0.05
Diluted income per share	$0.04	$0.03	$0.34	$0.05

The unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 for the Operating Partnership are as follows:

	Year Ended December 31, 2014
	March 31	June 30	September 30	December 31
Total revenues	$36,350,136	$36,914,834	$40,855,871	$41,742,670
Net income attributable to the Operating Partnership	$3,266,243	$6,050,762	$6,980,696	$4,751,521
Basic income per unit	$0.04	$0.07	$0.07	$0.05
Diluted income per unit	$0.04	$0.07	$0.07	$0.05

	Year Ended December 31, 2013
	March 31	June 30	September 30	December 31
Total revenues	$24,384,449	$26,063,466	$27,147,631	$33,636,485
Net income attributable to the Operating Partnership	$2,289,886	$2,471,012	$25,262,291	$3,955,264
Basic income per unit	$0.04	$0.04	$0.35	$0.05
Diluted income per unit	$0.04	$0.03	$0.34	$0.05

16.  Subsequent Events

On January 6, 2015, the Company acquired the property known as Ontario Plaza located in Ontario, California, for a purchase price of approximately $31.0 million. Ontario Plaza is approximately 150,000 square feet and is anchored by El Super Supermarket and Rite Aid Pharmacy. The property was acquired with borrowings under the Company’s credit facility.

On January 6, 2015, the Company acquired the property known as Park Oaks Shopping Center located in Thousand Oaks, California, for a purchase price of approximately $47.7 million. Park Oaks Shopping Center is approximately 110,000 square feet and is anchored by Safeway (Vons) Supermarket. The property was acquired with borrowings under the Company’s credit facility.

On January 7, 2015, the Company acquired the property known as Winston Manor Shopping Center located in South San Francisco, California, for a purchase price of approximately $20.5 million. Winston Manor Shopping Center is approximately 50,000 square feet and is anchored by Grocery Outlet Supermarket. The property was acquired with borrowings under the Company’s credit facility.

The purchase price allocations have not been finalized and are expected to be completed during the first quarter of 2015.

On February 24, 2015, the Company’s board of directors declared a cash dividend on its common stock of $0.17 per share, payable on March 30, 2015 to holders of record on March 16, 2015.

Subsequent to December 31, 2014, the Company sold 247,722 shares under the 2014 sales agreement, which resulted in gross proceeds of approximately $4.5 million and commissions of approximately $67,000 paid to the agent.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period

Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b)(1)	Date of Acquisition

Paramount Plaza, CA	$—	$6,346,871	$10,274,425	$94,202	$1,300,527	$6,441,073	$11,574,952	18,016,025	$1,636,418	12/22/2009
Santa Ana Downtown Plaza, CA	—	7,895,272	9,890,440	—	1,013,833	7,895,272	10,904,273	18,799,545	1,623,119	1/26/2010
Meridian Valley Plaza, WA	—	1,880,637	4,794,789	—	304,352	1,880,637	5,099,141	6,979,778	857,027	2/1/2010
The Market at Lake Stevens, WA	—	3,086,933	12,397,178	—	28,045	3,086,933	12,425,223	15,512,156	1,828,016	3/16/2010
Norwood Shopping Center, CA	—	3,031,309	11,534,239	—	616,789	3,031,309	12,151,028	15,182,337	1,750,339	4/5/2010
Pleasant Hill Marketplace, CA	—	6,359,471	6,927,347	—	741,054	6,359,471	7,668,401	14,027,872	1,251,013	4/8/2010
Vancouver Market Center, WA	—	4,080,212	6,912,155	—	417,874	4,080,212	7,330,029	11,410,241	932,838	6/17/2010
Happy Valley Town Center, OR	—	11,678,257	27,011,054	—	1,658,102	11,678,257	28,669,156	40,347,413	4,084,559	7/14/2010
Cascade Summit, OR	—	8,852,543	7,731,944	—	317,464	8,852,543	8,049,408	16,901,951	1,298,293	8/20/2010
Heritage Market Center, WA	—	6,594,766	17,399,233	—	450,562	6,594,766	17,849,795	24,444,561	2,345,418	9/23/2010
Claremont Center, CA (2)	—	5,975,391	1,018,505	183,362	4,262,940	6,158,753	5,281,445	11,440,198	1,151,120	9/23/2010
Shops At Sycamore Creek, CA	—	3,747,011	11,583,858	—	818,932	3,747,011	12,402,790	16,149,801	2,061,442	9/30/2010
Gateway Village, CA	7,270,256	5,916,530	27,298,339	—	63,677	5,916,530	27,362,016	33,278,546	3,220,700	12/16/2010
Division Crossing, OR	—	3,705,536	8,327,097	—	5,582,839	3,705,536	13,909,936	17,615,472	1,300,209	12/22/2010
Halsey Crossing, OR (2)	—	—	7,773,472	—	533,823	—	8,307,295	8,307,295	1,086,018	12/22/2010
Marketplace Del Rio,CA	—	13,420,202	22,251,180	—	1,180,925	13,420,202	23,432,105	36,852,307	3,187,779	1/3/2011
Pinole Vista, CA	—	9,233,728	17,553,082	—	1,935,156	9,233,728	19,488,238	28,721,966	2,694,503	1/6/2011
Desert Spring Marketplace, CA	—	8,517,225	18,761,350	(159,973)	1,368,969	8,357,252	20,130,319	28,487,571	2,570,171	2/17/2011
Mills Shopping Center, CA	—	4,083,583	16,833,059	—	4,483,090	4,083,583	21,316,149	25,399,732	2,820,007	2/17/2011
Morada Ranch, CA	—	2,503,605	19,546,783	—	344,846	2,503,605	19,891,629	22,395,234	2,344,922	5/20/2011
Renaissance, CA	16,204,826	8,640,261	13,848,388	—	453,255	8,640,261	14,301,643	22,941,904	1,538,941	8/3/2011
Country Club Gate, CA	—	6,487,457	17,340,757	—	761,367	6,487,457	18,102,124	24,589,581	2,057,986	7/8/2011
Canyon Park, WA	—	9,352,244	11,291,210	—	1,317,512	9,352,244	12,608,722	21,960,966	1,829,222	7/29/2011
Hawks Prairie, WA	—	5,334,044	20,693,920	—	418,156	5,334,044	21,112,076	26,446,120	2,344,695	9/8/2011
Kress Building, WA	—	5,692,748	20,866,133	—	4,411,012	5,692,748	25,277,145	30,969,893	2,427,821	9/30/2011
Round Hill Square, CA	—	6,358,426	17,734,397	—	784,336	6,358,426	18,518,733	24,877,159	2,003,528	8/23/2011
Hillsboro, OR (2)	—	—	18,054,929	—	524,993	—	18,579,922	18,579,922	1,826,652	11/23/2011
Gateway Shopping Center, WA (2)	—	6,241,688	23,461,824	—	36,902	6,241,688	23,498,726	29,740,414	2,027,163	2/16/2012
Euclid Plaza, CA	—	7,407,116	7,752,767	—	2,718,623	7,407,116	10,471,390	17,878,506	1,052,527	3/28/2012
Green Valley, CA	—	1,684,718	8,999,134	—	259,758	1,684,718	9,258,892	10,943,610	920,097	4/2/2012
Aurora Square, WA	—	3,002,147	1,692,681	—	—	3,002,147	1,692,681	4,694,828	286,108	5/3/2012
Marlin Cove, CA	—	8,814,850	6,797,289	—	1,353,773	8,814,850	8,151,062	16,965,912	776,448	5/4/2012
Seabridge, CA	—	5,098,187	17,164,319	—	540,926	5,098,187	17,705,245	22,803,432	1,581,515	5/31/2012
Novato, CA	—	5,329,472	4,411,801	—	629,040	5,329,472	5,040,841	10,370,313	364,275	7/24/2012
Glendora, CA	—	5,847,407	8,758,338	—	157,145	5,847,407	8,915,483	14,762,890	808,081	8/1/2012
Wilsonville, WA	—	4,180,768	15,394,342	—	230,572	4,180,768	15,624,914	19,805,682	1,183,988	8/1/2012
Bay Plaza, CA	—	5,454,140	14,857,031	—	1,023,146	5,454,140	15,880,177	21,334,317	1,182,562	10/5/2012
Santa Theresa, CA	10,829,884	14,964,975	17,162,039	—	2,031,796	14,964,975	19,193,835	34,158,810	1,453,022	11/8/2012
Cypress West, CA	—	15,479,535	11,819,089	—	1,924,075	15,479,535	13,743,164	29,222,699	938,737	12/7/2012
Redondo Beach, CA	—	16,241,947	13,624,837	—	84,973	16,241,947	13,709,810	29,951,757	956,869	12/28/2012
Harbor Place, CA	—	16,506,423	10,527,092	—	333,180	16,506,423	10,860,272	27,366,695	645,918	12/28/2012
Diamond Bar Town Center, CA	—	9,540,204	16,794,637	—	3,976,039	9,540,204	20,770,676	30,310,880	1,159,965	2/1/2013
Bernardo Heights, CA	8,581,168	3,191,950	8,939,685	—	51,868	3,191,950	8,991,553	12,183,503	531,355	2/6/2013
Canyon Crossing, WA	—	7,940,521	24,659,249	—	2,311,882	7,940,521	26,971,131	34,911,652	1,495,164	4/15/2013
Diamond Hills, CA	—	15,457,603	29,352,602	—	360,963	15,457,603	29,713,565	45,171,168	1,707,176	4/22/2013
Granada Shopping Center, CA	—	3,673,036	13,459,155	—	62,418	3,673,036	13,521,573	17,194,609	760,336	6/27/2013
Hawthorne Crossings, CA	—	10,382,740	29,277,254	—	270,950	10,382,740	29,548,204	39,930,944	1,426,033	6/27/2013
Robinwood, CA	—	3,996,984	11,317,359	—	273,267	3,996,984	11,590,626	15,587,610	520,197	8/23/2013
Five Points Plaza, CA	—	18,419,733	36,965,189	—	339,524	18,419,733	37,304,713	55,724,446	1,346,888	9/27/2013
Crossroads Shopping Center, CA	48,581,419	68,366,245	67,755,526	—	1,636,435	68,366,245	69,391,961	137,758,206	3,100,476	9/27/2013
Peninsula Marketplace, CA	—	14,730,088	19,213,763	—	232,920	14,730,088	19,446,683	34,176,771	770,754	11/1/2013
Country Club Village, CA	—	9,985,749	26,578,916	—	1,270,337	9,985,749	27,849,253	37,835,002	1,065,833	11/26/2013
Plaza de la Canada, CA	—	10,351,028	24,819,026	—	331,346	10,351,028	25,150,372	35,501,400	798,279	12/13/2013
Tigard Marketplace, CA	—	13,586,729	9,603,492	—	257,816	13,586,729	9,861,308	23,448,037	386,341	2/18/2014
Creekside Plaza, CA	—	14,806,966	29,475,850	—	8,024	14,806,966	29,483,874	44,290,840	918,875	2/28/2014
North Park Plaza, CA	—	13,592,522	17,733,266	—	—	13,592,522	17,733,266	31,325,788	355,356	4/30/2014
Aurora Square II, WA	—	6,861,740	9,797,749	—	4,113	6,861,740	9,801,862	16,663,602	249,028	5/22/2014
Fallbrook Shopping Center (2)	—	21,232,016	186,197,471	—	2,409,052	21,232,016	188,606,523	209,838,539	3,200,972	6/13/2014
Moorpark Town Center, CA	—	7,062,639	19,693,955	—	—	7,062,639	19,693,955	26,756,594	44,277	12/3/2014
Mission Foothill Marketplace, CA	—	11,414,592	17,782,506	—	—	11,414,592	17,782,506	29,197,098	38,956	12/4/2014
Wilsonville Town Center, OR	—	10,339,839	27,116,367	—	—	10,339,839	27,116,367	37,456,206	47,007	12/11/2014
	$91,467,553	$549,960,559	$1,174,604,863	$117,591	$61,215,293	$550,078,150	$1,235,820,156	$1,785,898,306	$88,173,334

(a) RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period:	$1,372,433,648	$871,693,595	$580,832,410
Property improvements during the year	27,514,974	19,513,924	12,264,027
Properties acquired during the year	416,297,696	487,309,488	278,597,158
Properties sold during the year	(23,675,678)	(6,083,359)	—
Assets written off during the year	(6,672,334)	—	—
Balance at end of period:	$1,785,898,306	$1,372,433,648	$871,693,595

(b) RECONCILIATION OF ACCUMULATED DEPRECIATION

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period:	$57,499,980	$32,364,772	$14,451,032
Depreciation expenses	38,890,425	25,653,359	17,913,740
Properties sold during the year	(2,081,460)	(433,342)	—
Property assets fully depreciated and written off	(6,135,611)	(84,809)	—
Balance at end of period:	$88,173,334	$57,499,980	$32,364,772

(1)	Depreciation and investments in building and improvements reflected in the consolidated statement of operations is calculated over the estimated useful life of the assets as follows:

Building:  39-40 years

Property Improvements:  10-20 years

(2)	Property is subject to a ground lease.

(3)	The aggregate cost for Federal Income Tax Purposes for real estate was approximately $1.7 billion at December 31, 2014.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

December 31, 2014

The Company has no remaining mortgage loans on real estate as of December 31, 2014.

(a) RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of period:	$—	$10,000,000	$10,000,000
Mortgage loans eliminated upon consolidation of joint venture	—	(10,000,000)	—
Balance at end of period:	$—	$—	$10,000,000

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

During the year ended December 31, 2014, there was no change in ROIC's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC's internal control over financial reporting.

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

During the year ended December 31, 2014, there was no change in the Operating Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Corp.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of ROIC’s management, including the Chief Executive Officer and Chief Financial Officer, ROIC conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 46 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Partnership, LP)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of ROIC, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2014.

Item 11.  Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2014.

Item 14.  Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2014.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8. Financial Statements and Supplementary Data.

(a)(3) Exhibits

2.1	Articles of Merger, by and between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor, dated as of June 1, 2011 (3)

3.1	Articles of Amendment and Restatement (3)

3.2	Bylaws (3)

3.3	Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, by and among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013 (9)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Indenture, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Wells Fargo Bank, National Association, dated as of December 9, 2013 (10)

4.4	First Supplemental Indenture, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and Wells Fargo Bank, National Association, dated as of December 9, 2013 (10)

4.5	5.000% Senior Notes due 2023 of Retail Opportunity Investments Partnership, LP, guaranteed by Retail Opportunity Investments Corp., dated as of December 9, 2013 (11)

4.6	Second Supplemental Indenture, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and Wells Fargo Bank, National Association (including Form of 4.000% Senior Notes due 2024 of Retail Opportunity Investments Partnership, LP, guaranteed by Retail Opportunity Investments Corp.), dated as of December 3, 2014 (13)

10.1	Employment Agreement, by and between NRDC Acquisition Corp. and Stuart Tanz, dated as of October 20, 2009 (1)

10.2	2009 Equity Incentive Plan (1)

10.3	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan (1)

10.4	Form of Option Award Agreement under 2009 Equity Incentive Plan (1)

10.5	Employment Agreement, by and between Retail Opportunity Investments Corp. and Richard K. Schoebel, dated as of December 9, 2009 (2)

10.6	Letter Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of April 2, 2012 (5)

10.7	First Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto, dated as of August 29, 2012 (6)

10.8	First Amended and Restated Term Loan Agreement, by and among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto, dated as of August 29, 2012 (6)

10.9	Employment Contract, by and between Retail Opportunity Investments Corp. and Michael B. Haines, dated as of November 19, 2012 (7)

10.10	Letter Agreement, by and between Retail Opportunity Investments Corp. and Laurie Sneve, dated as of October 24, 2012 (8)

10.11	Third Amendment to the Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent and the other lenders party thereto, dated as of September 26, 2013 (9)

10.12	Third Amendment to the Amended and Restated Term Loan, by and among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, and the other lenders party thereto, dated as of September 26, 2013 (9)

10.13	Contribution Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the sellers identified therein, dated as of September 27, 2013 (9)

10.14	Contribution Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the sellers identified therein, dated as of September 27, 2013 (9)

10.15	Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of September 27, 2013 (9)

10.16	Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of September 27, 2013 (9)

10.17	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of September 27, 2013 (9)

10.18	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of September 27, 2013 (9)

10.19	Sales Agreements, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and each of Jefferies LLC, KeyBanc Capital Markets, Inc., MLV & Co. and Raymond James & Associates, Inc., each dated as of September 19, 2014 (12)

10.20	Fourth Amendment to the First Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, KeyBank National Association, as Administrative Agent and the other lenders party thereto, dated as of December 12, 2014 (14)

10.21*	Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 11, 2014

10.22*	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holder named therein, dated as of December 11, 2014

21.1	List of Subsidiaries of Retail Opportunity Investments Corp.

23.1	Consent of Ernst & Young LLP for Retail Opportunity Investments Corp.

23.2	Consent of Ernst & Young LLP for Retail Opportunity Investments Partnership, LP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of Retail Opportunity Investments Corp.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of Retail Opportunity Investments Partnership, LP

31.3	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of Retail Opportunity Investments Corp.

31.4	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications pursuant to Section 1350

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema

101 CAL	XBRL Taxonomy Extension Calculation Database

101 DEF	Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

________________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 26, 2009 (File No. 001-33479)
(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 12, 2010 (File No. 001-33749)
(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 2, 2011
(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed on June 23, 2011
(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 5, 2012
(6)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 5, 2012
(7)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 30, 2012
(8)	Incorporated by reference to the Company’s current report on Form 8-K filed on January 2, 2013
(9)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013
(10)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 9, 2013
(11)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014
(12)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 24, 2014
(13)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 3, 2014
(14)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 17, 2014
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: February 25, 2015	By: /s/ Stuart A. Tanz
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

Date: February 25, 2015	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 25, 2015	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 25, 2015	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 25, 2015	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 25, 2015	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 25, 2015	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 25, 2015	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 25, 2015	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 25, 2015	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 25, 2015	/s/ Eric S. Zorn
Eric S. Zorn
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner Registrant
Date: February 25, 2015	By: /s/ Stuart A. Tanz
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

Date: February 25, 2015	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 25, 2015	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 25, 2015	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 25, 2015	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 25, 2015	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 25, 2015	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 25, 2015	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 25, 2015	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 25, 2015	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 25, 2015	/s/ Eric S. Zorn
Eric S. Zorn
Director