Form 10-Q
period 2015-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2015-04-30
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(858) 677-0900
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 93,967,231 shares of common stock, par value $0.0001 per share, outstanding as of April 24, 2015.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2015 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which ROIC is the parent company and general partner.  Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership.  Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust (“REIT”) and as of March 31, 2015, ROIC owned an approximate 96.0% partnership interest and other limited partners owned the remaining 4.0% partnership interest in the Operating Partnership.  Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Real Estate Investments:
Land	$578,508	$550,078
Building and improvements	1,316,643	1,235,820
	1,895,151	1,785,898
Less: accumulated depreciation	98,813	88,173
Real Estate Investments, net	1,796,338	1,697,725
Cash and cash equivalents	11,683	10,773
Restricted cash	868	514
Tenant and other receivables, net	24,182	23,025
Deposits	500	4,500
Acquired lease intangible assets, net of accumulated amortization	71,905	71,433
Prepaid expenses	1,870	2,454
Deferred charges, net of accumulated amortization	40,093	39,731
Other	1,513	1,541
Total assets	$1,948,952	$1,851,696

LIABILITIES AND EQUITY
Liabilities:
Credit facility	$238,500	$156,500
Senior Notes Due 2023	246,258	246,174
Senior Notes Due 2024	246,592	246,521
Mortgage notes payable	93,156	94,183
Acquired lease intangible liabilities, net of accumulated amortization	126,059	118,359
Accounts payable and accrued expenses	20,442	12,173
Tenants’ security deposits	4,028	3,961
Other liabilities	13,494	11,043
Total liabilities	988,529	888,914

Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 93,817,231 and 92,991,333 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	9	9
Additional paid-in-capital	1,022,794	1,013,561
Dividends in excess of earnings	(92,719)	(80,976)
Accumulated other comprehensive loss	(8,348)	(8,882)
Total Retail Opportunity Investments Corp. stockholders’ equity	921,736	923,712
Non-controlling interests	38,687	39,070
Total equity	960,423	962,782
Total liabilities and equity	$1,948,952	$1,851,696

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
 (Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2015	2014
Revenues
Base rents	$35,202	$27,537
Recoveries from tenants	9,689	7,614
Other income	231	1,199
Total revenues	45,122	36,350

Operating expenses
Property operating	6,925	6,262
Property taxes	4,732	3,588
Depreciation and amortization	17,634	13,364
General and administrative expenses	2,641	2,561
Acquisition transaction costs	171	218
Other expense	149	217
Total operating expenses	32,252	26,210

Operating income	12,870	10,140
Non-operating income (expenses)
Interest expense and other finance expenses	(8,494)	(6,874)
Net income	4,376	3,266
Net income attributable to non-controlling interests	(176)	(134)
Net Income Attributable to Retail Opportunity Investments Corp.	$4,200	$3,132

Basic and diluted per share:	$0.04	$0.04

Dividends per common share	$0.17	$0.16

Comprehensive income:
Net income	$4,376	$3,266
Other comprehensive income (loss)
Unrealized gain (loss) on swap derivative
Unrealized swap derivative loss arising during the period	—	(1,383)
Reclassification adjustment for amortization of interest expense included in net income	534	883
Other comprehensive income (loss)	534	(500)
Comprehensive income	4,910	2,766
Comprehensive income attributable to non-controlling interests	(176)	(134)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$4,734	$2,632

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statement of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non- controlling interests	Equity
Balance at December 31, 2014	92,991,333	$9	$1,013,561	$(80,976)	$(8,882)	$39,070	$962,782
Shares issued under the 2009 Plan	360,627	—	—	—	—	—	—
Repurchase of common stock	(77,964)	—	(1,307)	—	—	—	(1,307)
Cancellation of restricted stock units	(1,332)	—	—	—	—	—	—
Stock based compensation expense	—	—	882	—	—	—	882
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(107)	—	—	107	—
Proceeds from the sale of common stock	544,567	—	9,936	—	—	—	9,936
Registration expenditures	—	—	(171)	—	—	—	(171)
Cash dividends ($0.17 per share/unit)	—	—	—	(15,903)	—	(666)	(16,569)
Dividends payable to officers	—	—	—	(40)	—	—	(40)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	4,200	—	—	4,200
Net income attributable to non-controlling interests				—	—	176	176
Other comprehensive income	—	—	—	—	534	—	534
Balance at March 31, 2015	93,817,231	$9	$1,022,794	$(92,719)	$(8,348)	$38,687	$960,423

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,376	$3,266
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,634	13,364
Amortization of deferred financing costs and mortgage premiums, net	(8)	(24)
Straight-line rent adjustment	(1,275)	(632)
Amortization of above and below market rent	(2,330)	(1,997)
Amortization relating to stock based compensation	882	737
Provisions for tenant credit losses	751	863
Other noncash interest expense	534	433
Change in operating assets and liabilities
Restricted cash	(332)	(259)
Tenant and other receivables	(634)	(2,748)
Prepaid expenses	585	(375)
Accounts payable and accrued expenses	7,485	2,347
Other assets and liabilities, net	1,045	1,292
Net cash provided by operating activities	28,713	16,267

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(99,245)	(69,100)
Improvements to properties	(5,848)	(2,908)
Deposits on real estate acquisitions	4,000	750
Construction escrows and other	(22)	(26)
Net cash used in investing activities	(101,115)	(71,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(418)	(500)
Proceeds from draws on credit facility	106,500	76,000
Payments on credit facility	(24,500)	(10,500)
Proceeds from exercise of warrants	—	7,797
Distributions to OP Unitholders	(666)	(501)
Deferred financing and other costs	(41)	(57)
Proceeds from the sale of common stock	9,936	—
Registration expenditures	(171)	—
Dividends paid to common stockholders	(16,021)	(11,803)
Repurchase of common stock	(1,307)	(574)
Net cash provided by financing activities	73,312	59,862
Net increase in cash and cash equivalents	910	4,845
Cash and cash equivalents at beginning of period	10,773	7,920
Cash and cash equivalents at end of period	$11,683	$12,765

Other non-cash investing and financing activities – increase (decrease):
Intangible lease liabilities	$11,442	$—
Interest rate swap asset	$—	$(610)
Interest rate swap liabilities	$—	$(323)
Proceeds receivable from exercise of warrants	$—	$(125)
Accrued real estate improvement costs	$1,653	$(303)

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS
Real Estate Investments:
Land	$578,508	$550,078
Building and improvements	1,316,643	1,235,820
	1,895,151	1,785,898
Less: accumulated depreciation	98,813	88,173
Real Estate Investments, net	1,796,338	1,697,725
Cash and cash equivalents	11,683	10,773
Restricted cash	868	514
Tenant and other receivables, net	24,182	23,025
Deposits	500	4,500
Acquired lease intangible assets, net of accumulated amortization	71,905	71,433
Prepaid expenses	1,870	2,454
Deferred charges, net of accumulated amortization	40,093	39,731
Other	1,513	1,541
Total assets	$1,948,952	$1,851,696

LIABILITIES AND CAPITAL
Liabilities:
Credit facility	$238,500	$156,500
Senior Notes Due 2023	246,258	246,174
Senior Notes Due 2024	246,592	246,521
Mortgage notes payable	93,156	94,183
Acquired lease intangible liabilities, net of accumulated amortization	126,059	118,359
Accounts payable and accrued expenses	20,442	12,173
Tenants’ security deposits	4,028	3,961
Other liabilities	13,494	11,043
Total liabilities	988,529	888,914

Commitments and contingencies	—	—

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	930,084	932,594
Limited partners’ capital (consists of limited partnership interests held by third parties)	38,687	39,070
Accumulated other comprehensive loss	(8,348)	(8,882)
Total capital	960,423	962,782
Total liabilities and capital	$1,948,952	$1,851,696

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(In thousands, except unit data)

	Three Months Ended March 31,
	2015	2014
Revenues
Base rents	$35,202	$27,537
Recoveries from tenants	9,689	7,614
Other income	231	1,199
Total revenues	45,122	36,350

Operating expenses
Property operating	6,925	6,262
Property taxes	4,732	3,588
Depreciation and amortization	17,634	13,364
General and administrative expenses	2,641	2,561
Acquisition transaction costs	171	218
Other (income) expense	149	217
Total operating expenses	32,252	26,210

Operating income	12,870	10,140

Non-operating expenses
Interest expense and other finance expenses	(8,494)	(6,874)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$4,376	$3,266

Basic and diluted per unit:	$0.04	$0.04
Distributions per unit	$0.17	$0.16

Comprehensive income:
Net income	$4,376	$3,266
Other comprehensive income (loss)
Unrealized gain (loss) on swap derivative
Unrealized swap derivative loss arising during the period	—	(1,383)
Reclassification adjustment for amortization of interest expense included in net income	534	883
Other comprehensive income (loss)	534	(500)
Comprehensive income	$4,910	$2,766

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statement of Partners’ Capital
(unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Capital
Balance at December 31, 2014	3,921,314	$39,070	92,991,333	$932,594	$(8,882)	$962,782
OP units issued under the 2009 Plan	—	—	360,627	—	—	—
Repurchase of OP Units	—	—	(77,964)	(1,307)	—	(1,307)
Cancellation of OP Units	—	—	(1,332)	—	—	—
Stock based compensation expense	—	—	—	882	—	882
Adjustment to non-controlling interests ownership in Operating Partnership	—	107	—	(107)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	544,567	9,936	—	9,936
Registration expenditures	—	—	—	(171)	—	(171)
Cash distributions ($0.17 per unit)	—	(666)	—	(15,903)	—	(16,569)
Dividends payable to officers	—	—	—	(40)	—	(40)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	176	—	4,200	—	4,376
Other comprehensive income	—	—	—	—	534	534
Balance at March 31, 2015	3,921,314	$38,687	93,817,231	$930,084	$(8,348)	$960,423
________________________________________________
(1)	Consists of limited partnership interests held by third parties.
(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,376	$3,266
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,634	13,364
Amortization of deferred financing costs and mortgage premiums, net	(8)	(24)
Straight-line rent adjustment	(1,275)	(632)
Amortization of above and below market rent	(2,330)	(1,997)
Amortization relating to stock based compensation	882	737
Provisions for tenant credit losses	751	863
Other noncash interest expense	534	433
Change in operating assets and liabilities
Restricted cash	(332)	(259)
Tenant and other receivables	(634)	(2,748)
Prepaid expenses	585	(375)
Accounts payable and accrued expenses	7,485	2,347
Other assets and liabilities, net	1,045	1,292
Net cash provided by operating activities	28,713	16,267

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(99,245)	(69,100)
Improvements to properties	(5,848)	(2,908)
Deposits on real estate acquisitions	4,000	750
Construction escrows and other	(22)	(26)
Net cash used in investing activities	(101,115)	(71,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(418)	(500)
Proceeds from draws on credit facility	106,500	76,000
Payments on credit facility	(24,500)	(10,500)
Proceeds from the issuance of OP Units upon exercise of warrants	—	7,797
Deferred financing and other costs	(41)	(57)
Proceeds from the issuance of OP Units in connection with sale of common stock	9,936	—
Registration expenditures	(171)	—
Distributions to Unitholders	(16,687)	(12,304)
Repurchase of OP Units	(1,307)	(574)
Net cash provided by financing activities	73,312	59,862
Net increase in cash and cash equivalents	910	4,845
Cash and cash equivalents at beginning of period	10,773	7,920
Cash and cash equivalents at end of period	$11,683	$12,765

Other non-cash investing and financing activities – increase (decrease):
Intangible lease liabilities	$11,442	$—
Interest rate swap asset	$—	$(610)
Interest rate swap liabilities	$—	$(323)
Proceeds receivable from exercise of warrants	$—	$(125)
Accrued real estate improvement costs	$1,653	$(303)

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

Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.”  The pronouncement requires reporting entities to present debt issuance costs related to a note as a direct deduction from the face amount of that note presented in the balance sheet.  The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted.  A reporting entity may apply the amendments in the ASU retrospectively to all prior periods.  The Company does not expect that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.”  The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards.  The pronouncement is effective for reporting periods beginning after December 15, 2017.  The Company is in the process of evaluating the impact this pronouncement will have on the Company’s consolidated financial statements.

 Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

The Company follows the FASB guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE.  Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.  As of March 31, 2015, the Company does not have any VIEs.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense.  As of March 31, 2015, the statute of limitations for the tax years 2011 through and including 2013 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the three months ended March 31, 2015 and 2014, capitalized costs related to the improvement or replacement of real estate properties were approximately $7.5 million and $3.2 million, respectively.

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

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended March 31, 2015 and 2014 of approximately $171,000 and $218,000, respectively.

Regarding the Company’s 2015 property acquisitions (see Note 2), the fair value of in-place leases and other intangibles have been allocated to intangible asset and liability accounts.

Any reference to the number of properties and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of its financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value.  Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2015.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at March 31, 2015 and December 31, 2014 was approximately $4.0 million and $3.6 million, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $20.0 million and $18.8 million, as of March 31, 2015 and December 31, 2014, respectively.

Internal Capitalized Leasing Costs

The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals.  These costs are amortized over the life of the respective leases.  During the three months ended March 31, 2015 and 2014, the Company capitalized approximately $256,000 and $202,000, respectively.

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

During the three months ended March 31, 2014, the effect of the 41,400,000 warrants to purchase ROIC’s common stock  (the “Public Warrants”) issued in connection with ROIC’s initial public offering (the “IPO”) for the period of time these warrants were outstanding during such period, were included in the calculation of diluted EPS as the weighted average share price of ROIC’s common stock was greater than the exercise price of such warrants during these periods.  See Note 6 to the accompanying consolidated financial statements.

For the three months ended March 31, 2015 and 2014, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period.  Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock.  The performance-based restricted stock awards outstanding under the 2009 Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net Income	$4,376	$3,266
Less income attributable to noncontrolling interests	(176)	(134)
Less earnings allocated to unvested shares	(57)	(41)
Net income available for common stockholders, basic	$4,143	$3,091

Numerator:
Net Income	$4,376	$3,266
Less earnings allocated to unvested shares	(57)	(41)
Net income available for common stockholders, diluted	$4,319	$3,225

Denominator:
Denominator for basic EPS – weighted average common equivalent shares	93,089,170	72,754,747
Warrants	—	1,010,211
OP units	3,921,314	3,132,042
Restricted stock awards - performance-based	98,449	84,398
Stock options	109,415	73,860
Denominator for dilutive EPS - weighted average common equivalent shares	97,218,348	77,055,258

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net Income	$4,376	$3,266
Less earnings allocated to unvested shares	(57)	(41)
Net income available to unitholders, basic and diluted	$4,319	$3,225

Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	97,010,484	75,886,789
Warrants	—	1,010,211
Restricted stock awards - performance-based	98,449	84,398
Stock options	109,415	73,860
Denominator for dilutive earnings per unit – weighted average common equivalent units	97,218,348	77,055,258

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

Derivatives

The Company records all derivatives on the balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  When the Company terminates a derivative for which cash flow hedging was being applied, the balance which was recorded in Other Comprehensive Income is amortized to interest expense over the remaining contractual term of the swap. The Company includes cash payments made to terminate interest rate swaps as an operating activity on the statement of cash flows, given the nature of the underlying cash flows that the derivative was hedging.  As of March 31, 2015, the Company does not have any derivatives outstanding.

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

The following real estate investment transactions have occurred during the three months ended March 31, 2015.

Property Acquisitions

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

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the three months ended March 31, 2015 (in thousands).

March 31, 2015
ASSETS
Land	$28,370
Building and improvements	74,462
Acquired lease intangible asset	5,520
Deferred charges	2,335
Assets acquired	$110,687
LIABILITIES
Acquired lease intangible liability	$11,442
Liabilities assumed	$11,442

With respect to these acquisitions, the fair value of in-place leases and other intangibles have been allocated to intangible asset and liability accounts.  All allocations are preliminary and may be adjusted as final information becomes available.

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the three months ended March 31, 2015 and 2014, adjusted to give effect to these transactions as if they had been completed at the beginning of 2014 (in thousands).

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations.

	Three Months Ended March 31,
	2015	2014
Statement of operations:
Revenues	$50,244	$50,043
Property operating and other expenses	24,676	25,755
Depreciation and amortization	20,047	19,491
Net income attributable to Retail Opportunity Investments Corp.	$5,521	$4,797

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the three months ended March 31, 2015, for the properties acquired during the three months ended March 31, 2015 (in thousands).

Three Months Ended
March 31, 2015
Statement of operations:
Revenues	$1,970
Property operating and other expenses	639
Depreciation and amortization	928
Net income attributable to Retail Opportunity Investments Corp.	$403

3.	Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of March 31, 2015 are summarized as follows (in thousands):

Minimum Rents
Remaining 2015	$93,726
2016	115,640
2017	100,786
2018	82,738
2019	65,700
Thereafter	302,111
Total minimum lease payments	$760,701

4.	Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness.  All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s revolving credit facility, carve-out guarantees on property-level debt, the Senior Notes Due 2023 and the Senior Notes Due 2024.

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2015 and December 31, 2014, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	March 31, 2015	December 31, 2014
Renaissance Towne Centre	June 2015	5.13%	$16,128	$16,205
Crossroads Shopping Center	September 2015	6.50%	48,365	48,581
Gateway Village III	July 2016	6.10%	7,243	7,270
Bernardo Heights Plaza	July 2017	5.70%	8,536	8,581
Santa Teresa Village	February 2018	6.20%	10,777	10,830
			$91,049	$91,467
Mortgage Premium			2,107	2,716
Total mortgage notes payable			$93,156	$94,183

Credit Facilities

The Operating Partnership has a revolving credit facility with several banks which provides for borrowings of up to $500.0 million.  Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions.  The maturity date of the credit facility has been extended to January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013.  Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00% (the “Base Rate”).  Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility.  The credit facility contains customary representations, financial and other covenants.  The Operating Partnership’s ability to borrow under the credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis.  The Operating Partnership was in compliance with such covenants at March 31, 2015.

As of March 31, 2015, $238.5 million was outstanding under the credit facility.  The average interest rate on the credit facility during the three months ended March 31, 2015 was 1.2%.  The Operating Partnership had $261.5 million available to borrow under the credit facility at March 31, 2015.

Senior Notes Due 2024

The carrying value of the Company’s Senior Notes Due 2024 is as follows (in thousands):

	March 31, 2015	December 31, 2014
Principal amount	$250,000	$250,000
Unamortized debt discount	(3,408)	(3,479)
Senior Notes Due 2024:	$246,592	$246,521

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC.  The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership.  The Senior Notes Due 2024 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting).  The interest expense recognized on the Senior Notes Due 2024 during the three months ended March 31, 2015 included $2.5 million and approximately $71,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2024 offering, the Company incurred approximately $2.2 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2024.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes Due 2023 is as follows (in thousands):

	March 31, 2015	December 31, 2014
Principal amount	$250,000	$250,000
Unamortized debt discount	(3,742)	(3,826)
Senior Notes Due 2023:	$246,258	$246,174

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC.  The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership.  The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting).  The interest expense recognized on the Senior Notes Due 2023 during the three months ended March 31, 2015 included approximately $3.1 million and $84,000 for the contractual coupon interest and the accretion of the debt discount, respectively.  The interest expense recognized on the Senior Notes Due 2023 during the three months ended March 31, 2014 included approximately $3.1 million and $80,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

5.	Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of March 31, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.

6.	Common Stock and Warrants of ROIC

ATM

On September 19, 2014, ROIC entered into four separate Sales Agreements (the “2014 sales agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals.  During the three months ended March 31, 2015, ROIC sold a total of 544,567 shares under one of the 2014 sales agreements, which resulted in gross proceeds of approximately $9.9 million and commissions of approximately $149,000 paid to the agent.

Warrants

Simultaneously with the consummation of the IPO, NRDC purchased 8,000,000 Private Placement Warrants at a purchase price of $1.00 per warrant.  The Private Placement Warrants were identical to the Public Warrants except that the Private Placement Warrants were exercisable on a cashless basis as long as they were still held by NRDC or its members, members of its members’ immediate families or their controlled affiliates.  The purchase price of the Private Placement Warrants approximated the fair value of such warrants at the purchase date.

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

ROIC had reserved 53,400,000 shares for the exercise of the Public Warrants and the Private Placement Warrants, and issuance of shares under ROIC’s 2009 Equity Incentive Plan (the “2009 Plan”).  During the three months ended March 31, 2014, the third-party warrant holders exercised a total of 639,384 Public Warrants, resulting in a total of $7.7 million in proceeds.  On October 23, 2014, ROIC’s remaining outstanding warrants expired and 64,452 warrants expired unexercised.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock.  During the three months ended March 31, 2015, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the three months ended March 31, 2015, ROIC awarded 343,070 shares of restricted common stock under the 2009 Plan, of which 117,275 shares are performance-based grants and the remainder of the shares are time-based grants.  The performance-based grants vest in three equal annual tranches, based on pre-defined market-specific performance criteria with vesting dates on January 1, 2016, 2017 and 2018.

A summary of the status of ROIC’s non-vested restricted stock awards as of March 31, 2015, and changes during the three months ended March 31, 2015 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	559,358	$11.51
Granted	343,070	$15.78
Vested	(249,175)	$12.07
Cancelled	(1,332)	$14.57
Non-vested at March 31, 2015	651,921	$14.43

For the three months ended March 31, 2015 and 2014, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $882,000 and $737,000, respectively.

8.	Capital of the Operating Partnership

As of March 31, 2015, the Operating Partnership had 97,738,545 OP Units outstanding.  ROIC owned an approximate 96.0% partnership interest in the Operating Partnership at March 31, 2015, or 93,817,231 OP Units.  The remaining 3,921,314 OP Units are owned by other limited partners.  A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

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

The redemption value of the OP Units owned by the limited partners, not including ROIC, had such units been redeemed at March 31, 2015, was approximately $71.4 million based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding March 31, 2015, which amounted to $18.22 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying value of the revolving credit facility is deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.  The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2024 at March 31, 2015 is approximately $253.8 million.  The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 at March 31, 2015 is approximately $273.1 million.  Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $93.7 million with an interest rate range of 2.8% to 3.4% and a weighted average interest rate of 2.9% as of March 31, 2015. These fair value measurements fall within level 3 of the fair value hierarchy.

Derivative and Hedging Activities

During the year ended December 31, 2014, the Company cash settled its remaining outstanding interest rate swaps, and accordingly, none are outstanding as of March 31, 2015.  The Company’s objectives in using interest rate derivatives historically were to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company used interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $2.1 million will be reclassified as an increase to interest expense.

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2015 and 2014, respectively (in thousands). Amounts reclassified from other comprehensive income (“OCI”) due to ineffectiveness are recognized as interest expense.

	Three Months Ended March 31,
	2015	2014
Amount of (loss) recognized in OCI on derivative	$—	$(1,383)
Amount of loss reclassified from accumulated OCI into interest	$534	$883
Amount of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$(1)

10.	Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties.  In management’s opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The following table represents the Company’s future minimum annual lease payments under operating leases as of March 31, 2015 (in thousands):

Operating Leases
Remaining 2015	$683
2016	980
2017	1,049
2018	1,054
2019	1,059
Thereafter	37,271
Total minimum lease payments	$42,096

Tax Protection Agreements

In connection with the acquisition of the remaining 51% of the partnership interests in the Terranomics Crossroads Associates, LP and the acquisition of 100% of the equity interest in SARM Five Points Plaza LLC in 2013 and the acquisition of Wilsonville Town Center in 2014, the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership.  The Tax Protection Agreements require the Company, subject to certain exceptions, to indemnify the respective Sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements.  If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).  The Tax Protection periods for Terranomics Crossroads Associates, LP and SARM Five Points Plaza LLC, and Wilsonville, were provided for twelve and ten years, respectively.

11.	Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space.  For the three months ended March 31, 2015 and 2014, the Company incurred approximately $10,000 and $8,000, respectively, of expenses relating to the agreements.  These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.

12.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from April 1, 2015 to the date the financial statements are issued and discloses the following items:

On April 1, 2015, the Company paid off the mortgage note related to the Renaissance Towne Centre shopping center for a total of approximately $16.1 million, without penalty, in accordance with the prepayment provisions of the note.

On April 3, 2015, in connection with a notice of redemption received for 150,000 OP Units, the Company elected to redeem the OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 150,000 shares of ROIC common stock were issued.

On April 29, 2015, ROIC’s board of directors declared a cash dividend on its common stock of $0.17 per share, payable on June 30, 2015 to holders of record on June 16, 2015.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of March 31, 2015, ROIC owned an approximate 96.0% partnership interest and other limited partners owned the remaining approximate 4.0% partnership interest in the Operating Partnership.  ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

From the commencement of its operations through March 31, 2015, the Company has completed approximately $1.8 billion of shopping center investments.  As of March 31, 2015, the Company’s portfolio consisted of 64 retail properties totaling approximately 7.6 million square feet of gross leasable area (“GLA”).

As of March 31, 2015, the Company’s portfolio was approximately 97.0% leased.  During the three months ended March 31, 2015, the Company leased or renewed a total of 280,000 square feet in its portfolio.  The Company has committed approximately $3.5 million, or $31.36 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the three months ended March 31, 2015.  The Company has committed approximately $249,000, or $2.25 per square foot, in leasing commissions, for the new leases that occurred during the three months ended March 31, 2015.  Tenant improvement and leasing commission commitments for renewed leases were not material for the three months ended March 31, 2015.

Subsequent Events

On April 1, 2015, the Company paid off the mortgage note related to the Renaissance Towne Centre shopping center for a total of approximately $16.1 million, without penalty, in accordance with the prepayment provisions of the note.

On April 3, 2015 in connection with a notice of redemption received for 150,000 OP Units, the Company elected to redeem the OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 150,000 shares of ROIC common stock were issued.

On April 29, 2015, ROIC’s board of directors declared a cash dividend on its common stock of $0.17 per share, payable on June 30, 2015 to holders of record on June 16, 2015.

Results of Operations

At March 31, 2015, the Company had 64 properties, all of which are consolidated (“consolidated properties”) in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of March 31, 2015. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

Property operating income is a non-GAAP financial measure of performance.  The Company defines property operating income as operating revenues (base rent and recoveries from tenants), less property and related expenses (property operating expenses and property taxes).  Property operating income excludes general and administrative expenses, depreciation and amortization, acquisition transaction costs, other expense, interest expense, gains and losses from property acquisitions and dispositions, extraordinary items, tenant improvements and leasing commissions.  Other REITs may use different methodologies for calculating property operating income, and accordingly, the Company’s property operating income may not be comparable to other REITs.

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

Results of Operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended March 31, 2015 and 2014 (in thousands).

		Three Months Ended March 31,
		2015	2014
Operating income per GAAP		$12,870	$10,140
Plus:	Depreciation and amortization	17,634	13,364
	General and administrative expenses	2,641	2,561
	Acquisition transaction costs	171	218
	Other expenses	149	217
Total portfolio property operating income		$33,465	$26,500

The following comparison for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, makes reference to the effect of the same-store properties. Same-store properties, which totaled 53 of the Company’s 64 properties as of March 31, 2015, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2015 related to the 53 same-store properties owned by the Company during the entirety of both the three months ended March 31, 2015 and 2014 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three months ended March 31, 2015
		Same-Store	Non Same-Store	Total
Operating income per GAAP		$13,314	$(444)	$12,870
Plus:	Depreciation and amortization	12,406	5,228	17,634
	General and administrative expenses (1)	—	2,641	2,641
	Acquisition transaction costs	—	171	171
	Other expenses (1)	—	149	149
Property operating income		$25,720	$7,745	$33,465
______________________
(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-store because the Company does not allocate these types of expenses between same-store and non same-store.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2014 related to the 53 same-store properties owned by the Company during the entirety of both the three months ended March 31, 2015 and 2014 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three months ended March 31, 2014
		Same-Store	Non Same-Store	Total
Operating income (loss) per GAAP		$12,641	$(2,501)	$10,140
Plus:	Depreciation and amortization	13,024	340	13,364
	General and administrative expenses (1)	—	2,561	2,561
	Acquisition transaction costs	85	133	218
	Other expenses (1)	—	217	217
Property operating income		$25,750	$750	$26,500
______________________
(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-store because the Company does not allocate these types of expenses between same-store and non same-store.

During the three months ended March 31, 2015, the Company generated property operating income of approximately $33.5 million compared to property operating income of $26.5 million generated during the three months ended March 31, 2014.  Property operating income increased by $7.0 million during the three months ended March 31, 2015 primarily as a result of an increase in the number of properties owned by the Company in 2015 compared to 2014.  As of March 31, 2015, the Company owned 64 consolidated properties as compared to 57 properties at March 31, 2014. The newly acquired properties increased property operating income in 2014 by approximately $7.0 million.  The property operating income for the 53 same-store properties was materially consistent year over year, primarily due to a lease termination fee received in 2014, for which there was no comparable income received in 2015, offset by a decrease in bad debt expense for the same store properties year over year.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended March 31, 2015 of approximately $17.6 million compared to $13.4 million incurred during the three months ended March 31, 2014. Depreciation and amortization expenses were higher in 2015 as a result of an increase in the number of properties owned by the Company in 2015 compared to 2014.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $2.6 million during both the three months ended March 31, 2015 and 2014.

Acquisition transaction costs

The Company incurred property acquisition costs during the three months ended March 31, 2015 of approximately $171,000 compared to $218,000 incurred during the three months ended March 31, 2014. Property acquisition costs were lower in 2015 primarily due to legal and other professional fees incurred related to acquisition activity in 2014.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended March 31, 2015 of approximately $8.5 million compared to approximately $6.9 million during the three months ended March 31, 2014.  The increase of approximately $1.6 million was primarily due to additional interest incurred related to the Senior Notes Due 2024 which were issued in December 2014, slightly offset by a decrease in interest on interest rate swaps, as the swaps were all settled in December 2014 and a decrease in interest expense incurred on the term loan that was terminated in December 2014.

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

The Financial Accounting Standards Board (“FASB”) guidance relating to business combinations requires, among other things, an acquirer of a business (or investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions.  Accordingly, the costs of completed acquisitions will reduce our FFO. Acquisition costs for the three months ended March 31, 2015 and 2014 were approximately $171,000 and $218,000, respectively.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2015 and 2014 (in thousands).

	Three Months Ended March 31,
	2015	2014

Net income attributable to ROIC	$4,200	$3,132
Plus: Depreciation and amortization	17,634	13,364
Funds from operations – basic	21,834	16,496
Net income attributable to non-controlling interests	176	134
Funds from operations – diluted	$22,010	$16,630

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex or subjective judgments.  Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements.  This summary should be read in conjunction with the more complete discussion of the Company’s accounting policies included in Note 1 to ROIC’s and the Operating Partnership’s consolidated financial statements.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value.  Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2015.

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

During the three months ended March 31, 2015, the Company’s primary sources of cash were proceeds from the sale of common stock through its ATM program, and distributions from the Operating Partnership.  As of March 31, 2015, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On September 19, 2014, the Company entered into four separate Sales Agreements (the “2014 sales agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals.  During the three months ended March 31, 2015, the Company sold a total of 544,567 shares under one of the 2014 sales agreements, which resulted in gross proceeds of approximately $9.9 million and commissions of approximately $149,000 paid to the agent.

For the three months ended March 31, 2015, dividends paid to stockholders totaled approximately $16.0 million.  Additionally, for the three months ended March 31, 2015, the Operating Partnership made distributions of approximately $666,000 to the non-controlling interest OP Unitholders.  On a consolidated basis, cash flows from operations for the same period totaled approximately $28.7 million.  For the three months ended March 31, 2014, dividends paid to stockholders totaled approximately $11.8 million.  Additionally, for the three months ended March 31, 2014, the Operating Partnership made distributions of approximately $501,000 to the non-controlling interest OP Unitholders.  On a consolidated basis, cash flows from operations for the same period totaled approximately $16.3 million.  In the future, it is expected that the cash flows from stabilized properties will be sufficient to cover the dividends paid to stockholders.

Potential future sources of capital for the Company include debt and equity issuances.

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

During the three months ended March 31, 2015, the Operating Partnership’s primary sources of cash were (i) proceeds from the sale of common stock that were contributed to the Operating Partnership, (ii) proceeds from bank borrowings under the revolving credit facility, and (iii) cash flow from operations.  As of March 31, 2015, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

The Operating Partnership has a revolving credit facility with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions.  The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

As of March 31, 2015, $238.5 million was outstanding under the credit facility.  The average interest rate on the credit facility during the three months ended March 31, 2015 was 1.2%.  The Operating Partnership had $261.5 million available to borrow under the credit facility at March 31, 2015.

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013.  Since receiving the investment grade credit ratings from the two rating agencies, borrowings under the loan agreements accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of ROIC, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate.  Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility.  The agreement contains customary representations, financial and other covenants.  The Operating Partnership’s ability to borrow under the credit facility is subject to its compliance with financial covenants and other restrictions.  The Operating Partnership was in compliance with such covenants at March 31, 2015.

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

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net Cash Provided by (Used in):
Operating Activities	$28,713	$16,267
Investing Activities	$(101,115)	$(71,284)
Financing Activities	$73,312	$59,862

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $28.7 million in the three months ended March 31, 2015, compared to $16.3 million in the comparable period in 2014. During the three months ended March 31, 2015, cash flows from operating activities increased by approximately $12.4 million primarily due to an increase in property operating income of approximately $7.0 million and the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to $101.1 million in the three months ended March 31, 2015, compared to $71.3 million in the comparable period in 2014.  During the three months ended March 31, 2015, cash flows used in investing activities increased by approximately $29.8 million, primarily due to the increase in investments in real estate of approximately $30.1 million, an increase in improvements to properties of approximately $2.9 million, offset by a decrease in deposits on real estate acquisitions of approximately $3.2 million.

Financing Activities

Net cash flows provided by financing activities amounted to $73.3 million for the three months ended March 31, 2015, compared to $59.9 million in the comparable period in 2014. During the three months ended March 31, 2015, cash flows provided by financing activities increased by approximately $13.4 million, primarily due to the increase in net proceeds on the credit facility of approximately $16.5 million and the receipt of approximately $9.9 million in net proceeds from the sale of common stock through the ATM program, for which there were no proceeds received during the same period in 2014.  These increases were offset by the decrease in proceeds received from the exercise of warrants of approximately $7.8 million, and an increase in dividends paid to stockholders of approximately $4.2 million.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at March 31, 2015 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$64,869	$7,583	$8,460	$10,137	$—	$—	$91,049
Mortgage Notes Payable Interest	2,980	1,318	911	105	—	—	5,314
Credit facility (2)	—	—	—	—	238,500	—	238,500
Senior Notes Due 2023 (3)	12,500	12,500	12,500	12,500	12,500	300,000	362,500
Senior Notes Due 2024 (3)	10,333	10,000	10,000	10,000	10,000	300,000	350,333
Operating lease obligations	683	980	1,049	1,054	1,059	37,271	42,096
Total	$91,365	$32,381	$32,920	$33,796	$262,059	$637,271	$1,089,792
__________________
(1)	Does not include unamortized mortgage premium of $2.1 million as of March 31, 2015.
(2)
For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the average interest rate on the credit facility during the three months ended March 31, 2015, which was 1.2%.  Borrowings under the credit facility bear interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(3)	Represents payments of interest only in years 2015 through 2019 and payments of both principal and interest thereafter.

For the new leases and renewals that occurred during the three months ended March 31, 2015, the Company has committed approximately $3.5 million and $270,000 in tenant improvements (including building improvements) and leasing commissions, respectively.  As of March 31, 2015, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of March 31, 2015, the Company does not have any off-balance sheet arrangements.

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

The Operating Partnership has a revolving credit facility with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions.  The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.  Additionally, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in December 2014 and $250.0 million aggregate principal amount of unsecured senior notes in December 2013, each of which were fully and unconditionally guaranteed by the Company.

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

As of March 31, 2015, the Company had $238.5 million of variable rate debt outstanding.  The Company has primarily used fixed-rate debt and forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 9 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company previously entered into five forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  During the years ended December 31, 2014 and 2013, the Company settled its interest rate swaps in accordance with their settlement dates, and there are no interest rate swaps outstanding as of March 31, 2015.

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

Item 4. Controls and Procedures

Controls and Procedures (Retail Opportunity Investments Corp.)

ROIC’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the ROIC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, the ROIC’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to ROIC that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the three months ended March 31, 2015, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

Controls and Procedures (Retail Opportunity Investments Partnership, LP)

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, the Operating Partnership’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Operating Partnership that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the three months ended March 31, 2015, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A.  Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2014.  There have been no significant changes to our risk factors during the three months ended March 31, 2015.

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

3.4
Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP by and among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013 (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 3, 2011.
(2)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013.
(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 26, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz Title: Chief Executive Officer Date: April 30, 2015	Name: Stuart A. Tanz Title: Chief Executive Officer Date: April 30, 2015

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines Title: Chief Financial Officer Date: April 30, 2015	Name: Michael B. Haines Title: Chief Financial Officer Date: April 30, 2015