Form 10-Q
period 2015-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2015-10-29
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 99,485,125 shares of common stock, par value $0.0001 per share, outstanding as of October 23, 2015.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2015 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust (“REIT”) and as of September 30, 2015, ROIC owned an approximate 96.3% partnership interest and other limited partners owned the remaining 3.7% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

TABLE OF CONTENTS

Page

Part I. Financial Information	1
Item 1. Financial Statements	1
Consolidated Financial Statements of Retail Opportunity Investments Corp.:
Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	1
Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2015 and September 30, 2014	2
Consolidated Statement of Equity (Unaudited) for the nine months ended September 30, 2015	3
Consolidated Statements of Cash Flow (Unaudited) for the nine months ended September 30, 2015 and September 30, 2014	4
Consolidated Financial Statements of Retail Opportunity Investments Partnership, LP:
Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	5
Consolidated Statements of Operations and Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2015 and September 30, 2014	6
Consolidated Statement of Partners’ Capital (Unaudited) for the nine months ended September 30, 2015	7
Consolidated Statements of Cash Flow (Unaudited) for the nine months ended September 30, 2015 and September 30, 2014	8
Notes to Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	40
Item 4. Controls and Procedures	41
Part II. Other Information	42
Item 1. Legal Proceedings	42
Item 1A. Risk Factors	42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	42
Item 4. Mine Safety Disclosures	42
Item 5. Other Information	42
Item 6. Exhibits	42
Signatures	44

Part I. Financial Information

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Real Estate Investments:
Land	$611,791	$550,078
Building and improvements	1,426,761	1,235,820
	2,038,552	1,785,898
Less: accumulated depreciation	121,459	88,173
Real Estate Investments, net	1,917,093	1,697,725
Cash and cash equivalents	6,953	10,773
Restricted cash	286	514
Tenant and other receivables, net	26,635	23,025
Deposits	1,000	4,500
Acquired lease intangible assets, net of accumulated amortization	68,690	71,433
Prepaid expenses	597	2,454
Deferred charges, net of accumulated amortization	40,122	39,731
Other	1,438	1,541
Total assets	$2,062,814	$1,851,696

LIABILITIES AND EQUITY
Liabilities:
Term loan	$300,000	$–
Credit facility	16,225	156,500
Senior Notes Due 2024	246,736	246,521
Senior Notes Due 2023	246,430	246,174
Mortgage notes payable	62,873	94,183
Acquired lease intangible liabilities, net of accumulated amortization	123,186	118,359
Accounts payable and accrued expenses	22,824	12,173
Tenants’ security deposits	4,314	3,961
Other liabilities	9,864	11,043
Total liabilities	1,032,452	888,914
Commitments and contingencies	–	–

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $.0001 par value 500,000,000 shares authorized; and 99,485,125 and 92,991,333 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10	9
Additional paid-in-capital	1,112,809	1,013,561
Dividends in excess of earnings	(112,951)	(80,976)
Accumulated other comprehensive loss	(7,278)	(8,882)
Total Retail Opportunity Investments Corp. stockholders’ equity	992,590	923,712
Non-controlling interests	37,772	39,070
Total equity	1,030,362	962,782
Total liabilities and equity	$2,062,814	$1,851,696

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Base rents	$37,654	$31,558	$108,884	$87,230
Recoveries from tenants	10,279	8,143	29,809	24,137
Other income	2,144	1,155	2,721	2,754
Total revenues	50,077	40,856	141,414	114,121

Operating expenses
Property operating	7,285	5,865	21,064	18,062
Property taxes	4,933	4,160	14,351	11,566
Depreciation and amortization	18,059	15,365	52,567	42,986
General and administrative expenses	3,092	2,987	9,387	8,324
Acquisition transaction costs	91	125	507	654
Other expense	254	58	507	405
Total operating expenses	33,714	28,560	98,383	81,997

Operating income	16,363	12,296	43,031	32,124

Non-operating income (expenses)
Interest expense and other finance expenses	(8,526)	(6,865)	(25,407)	(20,695)
Gain on sale of real estate	–	1,550	–	4,869
Net income	7,837	6,981	17,624	16,298
Net income attributable to non-controlling interests	(295)	(233)	(681)	(584)
Net Income Attributable to Retail Opportunity Investments Corp.	$7,542	$6,748	$16,943	$15,714
Net earnings per share – basic:	$0.08	$0.07	$0.18	$0.19
Net earnings per share – diluted:	$0.08	$0.07	$0.18	$0.19
Dividends per common share	$0.17	$0.16	$0.51	$0.48

Comprehensive income:
Net income	$7,837	$6,981	$17,624	$16,298
Other comprehensive income (loss)
Unrealized gain (loss) on swap derivative
Unrealized swap derivative loss arising during the period	–	135	–	(2,792)
Reclassification adjustment for amortization of interest expense included in net income	535	869	1,604	2,641
Other comprehensive income (loss)	535	1,004	1,604	(151)
Comprehensive income	8,372	7,985	19,228	16,147
Comprehensive income attributable to non-controlling interests	(295)	(233)	(681)	(584)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$8,077	$7,752	$18,547	$15,563

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Statement of Equity

(Unaudited)

(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non- controlling interests	Equity
Balance at December 31, 2014	92,991,333	$9	$1,013,561	$(80,976)	$(8,882)	$39,070	$962,782
Shares issued under the 2009 Plan	360,627	–	–	–	–	–	–
Repurchase of common stock	(78,570)	–	(1,316)	–	–	–	(1,316)
Cancellation of restricted stock	(2,832)	–	–	–	–	–	–
Stock based compensation expense	–	–	3,490	–	–	–	3,490
Adjustment to non-controlling interests ownership in Operating Partnership	–	–	(2,702)	–	–	2,702	–
Proceeds from the sale of common stock	6,064,567	1	101,292	–	–	–	101,293
OP Unit redemption	150,000	–	2,731	–	–	(2,731)	–
Registration expenditures	–	–	(4,247)	–	–	–	(4,247)
Cash dividends ($0.51 per share/unit)	–	–	–	(48,797)	–	(1,950)	(50,747)
Dividends payable to officers	–	–	–	(121)	–	–	(121)
Net income attributable to Retail Opportunity Investments Corp.	–	–	–	16,943	–	–	16,943
Net income attributable to non-controlling interests	–	–	–	–	–	681	681
Other comprehensive income	–	–	–	–	1,604	–	1,604
Balance at September 30, 2015	99,485,125	$10	$1,112,809	$(112,951)	$(7,278)	$37,772	$1,030,362

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,624	$16,298
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,567	42,986
Amortization of deferred financing costs and mortgage premiums, net	119	(311)
Straight-line rent adjustment	(3,847)	(2,516)
Amortization of above and below-market rent	(7,346)	(5,262)
Amortization relating to stock based compensation	3,490	2,689
Provisions for tenant credit losses	1,574	1,463
Other noncash interest expense	1,604	1,308
Gain on sale of real estate	–	(4,869)
Settlement of interest swap agreements	–	(3,230)
Restricted cash	205	(287)
Tenant and other receivables	(1,337)	(4,482)
Prepaid expenses	1,857	804
Accounts payable and accrued expenses	10,369	3,761
Other assets and liabilities, net	(2,284)	4,090
Net cash provided by operating activities	74,595	52,442

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(235,786)	(322,684)
Proceeds from sale of real estate	–	27,622
Increase in restricted cash	–	(12,048)
Improvements to properties	(19,278)	(15,666)
Deposits on real estate acquisitions	3,500	(4,225)
Construction escrows and other	23	207
Net cash used in investing activities	(251,541)	(326,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(65,156)	(9,528)
Proceeds from mortgage loan	35,500	–
Proceeds from term loan	300,000	–
Proceeds from draws on credit facility	306,000	318,300
Payments on credit facility	(446,275)	(251,950)
Proceeds from exercise of warrants	–	56,002
Distributions to OP Unitholders	(1,950)	(1,503)
Deferred financing and other costs	(1,766)	(66)
Proceeds from the issuance of common stock	101,293	214,907
Registration expenditures	(4,286)	(9,462)
Dividends paid to common stockholders	(48,918)	(38,685)
Repurchase of common stock	(1,316)	(587)
Net cash provided by financing activities	173,126	277,428
Net increase (decrease) in cash and cash equivalents	(3,820)	3,076
Cash and cash equivalents at beginning of period	10,773	7,920
Cash and cash equivalents at end of period	$6,953	$10,996

Other non-cash investing and financing activities – increase (decrease):
Intangible lease liabilities	$15,609	$35,426
Interest rate swap asset	$–	$(1,169)
Interest rate swap liabilities	$–	$(2,529)
Proceeds receivable from exercise of warrants	$–	$(173)
Accrued real estate improvement costs	$503	$3,434
OP Unit redemption	$2,731	$–

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Balance Sheets

(In thousands)

	September 30, 2015 (unaudited)	December 31, 2014
ASSETS
Real Estate Investments:
Land	$611,791	$550,078
Building and improvements	1,426,761	1,235,820
	2,038,552	1,785,898
Less: accumulated depreciation	121,459	88,173
Real Estate Investments, net	1,917,093	1,697,725
Cash and cash equivalents	6,953	10,773
Restricted cash	286	514
Tenant and other receivables, net	26,635	23,025
Deposits	1,000	4,500
Acquired lease intangible assets, net of accumulated amortization	68,690	71,433
Prepaid expenses	597	2,454
Deferred charges, net of accumulated amortization	40,122	39,731
Other	1,438	1,541
Total assets	$2,062,814	$1,851,696

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$300,000	$–
Credit facility	16,225	156,500
Senior Notes Due 2024	246,736	246,521
Senior Notes Due 2023	246,430	246,174
Mortgage notes payable	62,873	94,183
Acquired lease intangible liabilities, net of accumulated amortization	123,186	118,359
Accounts payable and accrued expenses	22,824	12,173
Tenants’ security deposits	4,314	3,961
Other liabilities	9,864	11,043
Total liabilities	1,032,452	888,914

Commitments and contingencies	–	–

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	999,868	932,594
Limited partners’ capital (consists of limited partnership interests held by third parties)	37,772	39,070
Accumulated other comprehensive loss	(7,278)	(8,882)
Total capital	1,030,362	962,782
Total liabilities and capital	$2,062,814	$1,851,696

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Base rents	$37,654	$31,558	$108,884	$87,230
Recoveries from tenants	10,279	8,143	29,809	24,137
Other income	2,144	1,155	2,721	2,754
Total revenues	50,077	40,856	141,414	114,121

Operating expenses
Property operating	7,285	5,865	21,064	18,062
Property taxes	4,933	4,160	14,351	11,566
Depreciation and amortization	18,059	15,365	52,567	42,986
General and administrative expenses	3,092	2,987	9,387	8,324
Acquisition transaction costs	91	125	507	654
Other expense	254	58	507	405
Total operating expenses	33,714	28,560	98,383	81,997

Operating income	16,363	12,296	43,031	32,124

Non-operating income (expenses)
Interest expense and other finance expenses	(8,526)	(6,865)	(25,407)	(20,695)
Gain on sale of real estate	–	1,550	–	4,869
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$7,837	$6,981	$17,624	$16,298

Net earnings per unit – basic and diluted:	$0.08	$0.07	$0.18	$0.19

Distributions per unit	$0.17	$0.16	$0.51	$0.48

Comprehensive income:
Net income	$7,837	$6,981	$17,624	$16,298
Other comprehensive income (loss)
Unrealized gain (loss) on swap derivative
Unrealized swap derivative loss arising during the period	–	135	–	(2,792)
Reclassification adjustment for amortization of interest expense included in net income	535	869	1,604	2,641
Other comprehensive income (loss)	535	1,004	1,604	(151)
Comprehensive income	$8,372	$7,985	$19,228	$16,147

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Statement of Partners’ Capital

(Unaudited)

(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Capital
Balance at December 31, 2014	3,921,314	$39,070	92,991,333	$932,594	$(8,882)	$962,782
OP Units issued under the 2009 Plan	–	–	360,627	–	–	–
Repurchase of OP Units	–	–	(78,570)	(1,316)	–	(1,316)
Cancellation of OP Units	–	–	(2,832)	–	–	–
Stock based compensation expense	–	–	–	3,490	–	3,490
Adjustment to non-controlling interests ownership in Operating Partnership	–	2,702	–	(2,702)	–	–
Issuance of OP Units in connection with sale of common stock	–	–	6,064,567	101,293	–	101,293
Redemption of OP Units	(150,000)	(2,731)	150,000	2,731	–	–
Registration expenditures	–	–	–	(4,247)	–	(4,247)
Cash distributions ($0.51 per unit)	–	(1,950)	–	(48,797)	–	(50,747)
Dividends payable to officers	–	–	–	(121)	–	(121)
Net income attributable to Retail Opportunity Investments Partnership, LP	–	681	–	16,943	–	17,624
Other comprehensive income	–	–	–	–	1,604	1,604
Balance at September 30, 2015	3,771,314	$37,772	99,485,125	$999,868	$(7,278)	$1,030,362

(1)	Consists of limited partnership interests held by third parties.
(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,624	$16,298
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,567	42,986
Amortization of deferred financing costs and mortgage premiums, net	119	(311)
Straight-line rent adjustment	(3,847)	(2,516)
Amortization of above and below market rent	(7,346)	(5,262)
Amortization relating to stock based compensation	3,490	2,689
Provisions for tenant credit losses	1,574	1,463
Other noncash interest expense	1,604	1,308
Gain on sale of real estate	–	(4,869)
Settlement of interest rate swap agreements	–	(3,230)
Change in operating assets and liabilities
Restricted cash	205	(287)
Tenant and other receivables	(1,337)	(4,482)
Prepaid expenses	1,857	804
Accounts payable and accrued expenses	10,369	3,761
Other assets and liabilities, net	(2,284)	4,090
Net cash provided by operating activities	74,595	52,442

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(235,786)	(322,684)
Proceeds from sale of real estate	–	27,622
Increase in restricted cash	–	(12,048)
Improvements to properties	(19,278)	(15,666)
Deposits on real estate acquisitions	3,500	(4,225)
Construction escrows and other	23	207
Net cash used in investing activities	(251,541)	(326,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(65,156)	(9,528)
Proceeds from mortgage loan	35,500	–
Proceeds from term loan	300,000	–
Proceeds from draws on credit facility	306,000	318,300
Payments on credit facility	(446,275)	(251,950)
Proceeds from the issuance of OP Units upon exercise of warrants	–	56,002
Deferred financing and other costs	(1,766)	(66)
Proceeds from the issuance of OP Units in connection with issuance of common stock	101,293	214,907
Registration expenditures	(4,286)	(9,462)
Distributions to Unitholders	(50,868)	(40,188)
Repurchase of OP Units	(1,316)	(587)
Net cash provided by financing activities	173,126	277,428
Net increase (decrease) in cash and cash equivalents	(3,820)	3,076
Cash and cash equivalents at beginning of period	10,773	7,920
Cash and cash equivalents at end of period	$6,953	$10,996

Other non-cash investing and financing activities – increase (decrease):
Intangible lease liabilities	$15,609	$35,426
Interest rate swap asset	$–	$(1,169)
Interest rate swap liabilities	$–	$(2,529)
Proceeds receivable from exercise of warrants	$–	$(173)
Accrued real estate improvement costs	$503	$3,434

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

The Company follows the FASB guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. As of September 30, 2015, the Company does not have any VIEs.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2015, the statute of limitations for the tax years 2012 through and including 2014 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. The Company expenses transaction costs associated with business combinations in the period incurred. During the nine months ended September 30, 2015 and 2014, capitalized costs related to the improvement or replacement of real estate properties were approximately $18.8 million and $19.1 million, respectively.

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

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended September 30, 2015 and 2014 of approximately $91,000 and $125,000, respectively, and approximately $507,000 and $654,000 during the nine months ended September 30, 2015 and 2014, respectively.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2015.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The provision for doubtful accounts at September 30, 2015 and December 31, 2014 was approximately $4.3 million and $3.6 million, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation). Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $22.0 million and $18.8 million, as of September 30, 2015 and December 31, 2014, respectively.

Internal Capitalized Leasing Costs

The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the three months ended September 30, 2015 and 2014, the Company capitalized approximately $279,000 and $256,000, respectively. During the nine months ended September 30, 2015 and 2014, the Company capitalized approximately $804,000 and $692,000, respectively.

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

During the three and nine months ended September 30, 2014, the effect of the 41,400,000 warrants to purchase ROIC’s common stock (the “Public Warrants”) issued in connection with ROIC’s initial public offering (the “IPO”) for the period of time these warrants were outstanding during such period, were included in the calculation of diluted EPS as the weighted average share price of ROIC’s common stock was greater than the exercise price of such warrants during these periods. See Note 6 to the accompanying consolidated financial statements. On October 23, 2014, ROIC’s remaining outstanding warrants expired. No warrants were outstanding during the three and nine months ended September 30, 2015.

For the three and nine months ended September 30, 2015 and 2014, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards outstanding under the 2009 Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net Income	$7,837	$6,981	$17,624	$16,298
Less income attributable to non-controlling interest	(295)	(233)	(681)	(584)
Less earnings allocated to unvested shares	(58)	(39)	(173)	(120)
Net income available for common stockholders, basic	$7,484	$6,709	$16,770	$15,594

Numerator:
Net Income	$7,837	$6,981	$17,624	$16,298
Less earnings allocated to unvested shares	(58)	(39)	(173)	(120)
Net income available for common stockholders, diluted	$7,779	$6,942	$17,451	$16,178

Denominator for basic EPS – weighted average common equivalent shares	96,722,628	91,055,414	94,479,375	80,336,440
Warrants	–	413,197	–	786,462
OP Units	3,771,314	3,132,042	3,825,710	3,132,042
Restricted stock awards – performance-based	163,167	151,907	153,191	138,780
Stock options	98,354	87,657	102,705	83,468
Denominator for diluted EPS – weighted average common equivalent shares	100,755,463	94,840,217	98,560,981	84,477,192

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net Income	$7,837	$6,981	$17,624	$16,298
Less earnings allocated to unvested shares	(58)	(39)	(173)	(120)
Net income available to unitholders, basic and diluted	$7,779	$6,942	$17,451	$16,178

Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	100,493,942	94,187,456	98,305,085	83,468,482
Warrants	–	413,197	–	786,462
Restricted stock awards – performance-based	163,167	151,907	153,191	138,780
Stock options	98,354	87,657	102,705	83,468
Denominator for diluted earnings per unit – weighted average common equivalent units	100,755,463	94,840,217	98,560,981	84,477,192

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

Derivatives

The Company records all derivatives on the balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. When the Company terminates a derivative for which cash flow hedging was being applied, the balance which was recorded in Other Comprehensive Income is amortized to interest expense over the remaining contractual term of the swap. The Company includes cash payments made to terminate interest rate swaps as an operating activity on the statement of cash flows, given the nature of the underlying cash flows that the derivative was hedging. As of September 30, 2015, the Company does not have any derivatives outstanding.

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

The following real estate investment transactions have occurred during the nine months ended September 30, 2015.

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

On September 1, 2015, the Company acquired the property known as Gateway Centre located in San Ramon, California, within the San Francisco metropolitan area, for a purchase price of approximately $42.5 million. Gateway Centre is approximately 110,000 square feet and is anchored by SaveMart (Lucky) Supermarket and Walgreens. The property was acquired with borrowings under the Company’s credit facility.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the nine months ended September 30, 2015 (in thousands).

September 30, 2015
ASSETS
Land	$61,688
Building and improvements	174,928
Acquired lease intangible assets	10,764
Deferred charges	4,015
Assets acquired	$251,395
LIABILITIES
Acquired lease intangible liabilities	$15,609
Liabilities assumed	$15,609

With respect to these acquisitions, the fair value of in-place leases and other intangibles have been allocated to intangible asset and liability accounts. All allocations are preliminary and may be adjusted as final information becomes available.

Pro Forma Financial Information

The pro forma financial information is based upon the Company’s historical consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, adjusted to give effect to these transactions as if they had been completed at the beginning of 2014.

The pro forma financial information set forth below is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Statements of operations:
Revenues	$50,702	$47,016	$146,595	$140,044
Property operating and other expenses	24,773	21,204	74,196	65,725
Depreciation and amortization	18,178	17,478	54,105	51,967
Net income attributable to Retail Opportunity Investments Corp.	$7,751	$8,334	$18,294	$22,352

The following table summarizes the operating results included in the Company’s historical consolidated statements of operations for the three and nine months ended September 30, 2015, for the properties acquired during the nine months ended September 30, 2015 (in thousands).

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Statements of operations:
Revenues	$3,547	$7,567
Property operating and other expenses	1,060	2,162
Depreciation and amortization	1,613	3,574
Net income attributable to Retail Opportunity Investments Corp.	$874	$1,831

3.	Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of September 30, 2015 are summarized as follows (in thousands):

Minimum Rents
Remaining 2015	$34,577
2016	133,325
2017	119,776
2018	100,872
2019	81,732
Thereafter	341,613
Total minimum lease payments	$811,895

4.	Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s term loan, revolving credit facility, carve-out guarantees on property-level debt, the Senior Notes Due 2024 and the Senior Notes Due 2023.

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at September 30, 2015 and December 31, 2014, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	September 30, 2015	December 31, 2014
Renaissance Towne Centre	June 2015	5.13%	$–	$16,205
Crossroads Shopping Center	September 2015	6.50%	–	48,581
Gateway Village III	July 2016	6.10%	7,193	7,270
Bernardo Heights Plaza	July 2017	5.70%	8,449	8,581
Santa Teresa Village	February 2018	6.20%	10,669	10,830
Diamond Hills Plaza	October 2025	3.55%	35,500	–
			$61,811	$91,467
Mortgage Premium			1,062	2,716
Total mortgage notes payable			$62,873	$94,183

On April 1, 2015, the Company paid off the mortgage note related to the Renaissance Towne Centre shopping center without penalty, in accordance with the prepayment provisions of the note, for a total of approximately $16.1 million.

On September 1, 2015, the Company paid off the mortgage note related to the Crossroads Shopping Center without penalty, in accordance with the maturity provision of the note, for a total of approximately $48.3 million.

On September 1, 2015, the Company entered into a $35.5 million loan with PNC Bank, National Association. The loan is secured by the Diamond Hills Plaza property and bears interest at 3.55%. The loan matures on October 1, 2025, is interest only through September 30, 2021 and amortizes thereafter, on a 30 year amortization.

Credit Facilities

On September 29, 2015, the Company entered into a term loan agreement (the "Term Loan Agreement") with KeyBank National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent and the other lenders party thereto, under which the lenders agreed to provide a $300.0 million unsecured term loan facility. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. The initial maturity date of the term loan is January 31, 2019, subject to two one-year extension options, which may be exercised upon satisfaction of certain conditions including the payment of extension fees. Borrowings under the Term Loan Agreement bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the “Base Rate”). The Term Loan Agreement contains customary representations, financial and other covenants.

As of September 30, 2015, $300.0 million was outstanding under the term loan facility. The interest rate on the term loan facility was 1.3% at September 30, 2015.

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

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00% (the “Base Rate”). Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The credit facility contains customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at September 30, 2015.

As of September 30, 2015, $16.2 million was outstanding under the credit facility. The average interest rate on the credit facility during both the three and nine months ended September 30, 2015 was 1.2%. The Operating Partnership had $483.8 million available to borrow under the credit facility at September 30, 2015.

Senior Notes Due 2024

The carrying value of the Company’s Senior Notes Due 2024 is as follows (in thousands):

	September 30, 2015	December 31, 2014
Principal amount	$250,000	$250,000
Unamortized debt discount	(3,264)	(3,479)
Senior Notes Due 2024:	$246,736	$246,521

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2024 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2024 during the three months ended September 30, 2015 included $2.5 million and approximately $72,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the nine months ended September 30, 2015 included $7.5 million and approximately $215,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2024 offering, the Company incurred approximately $2.2 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2024.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes Due 2023 is as follows (in thousands):

	September 30, 2015	December 31, 2014
Principal amount	$250,000	$250,000
Unamortized debt discount	(3,570)	(3,826)
Senior Notes Due 2023:	$246,430	$246,174

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2023 during the three months ended September 30, 2015 included approximately $3.1 million and $87,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the nine months ended September 30, 2015 included approximately $9.4 million and $256,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the three months ended September 30, 2014 included approximately $3.1 million and $84,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the nine months ended September 30, 2014 included approximately $9.3 million and $245,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

5.	Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2015 and December 31, 2014, there were no shares of preferred stock outstanding.

6.	Common Stock and Warrants of ROIC

Common Stock

On August 10, 2015, the Company issued 5,520,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $87.3 million, after deducting the underwriters’ discounts and commissions and offering expenses. The net proceeds were used to reduce borrowings under the Operating Partnership’s $500.0 million unsecured revolving credit facility.

ATM

On September 19, 2014, ROIC entered into four separate Sales Agreements (the “2014 sales agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals. During the nine months ended September 30, 2015, ROIC sold a total of 544,567 shares under one of the 2014 sales agreements, which resulted in gross proceeds of approximately $9.9 million and commissions of approximately $149,000 paid to the agent.

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

ROIC had reserved 53,400,000 shares for the exercise of the Public Warrants and the Private Placement Warrants, and issuance of shares under ROIC’s 2009 Equity Incentive Plan (the “2009 Plan”). During the three and nine months ended September 30, 2014, the third-party warrant holders exercised a total of 1,258,558 and 4,652,431 Public Warrants, respectively, resulting in a total of $15.1 million and $55.8 million proceeds, respectively. On October 23, 2014, ROIC’s remaining outstanding warrants expired and 64,452 warrants expired unexercised.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the nine months ended September 30, 2015, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the nine months ended September 30, 2015, ROIC awarded 343,070 shares of restricted common stock under the 2009 Plan, of which 117,275 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest in three equal annual tranches, based on pre-defined market-specific performance criteria with vesting dates on January 1, 2016, 2017 and 2018.

A summary of the status of ROIC’s non-vested restricted stock awards as of September 30, 2015, and changes during the nine months ended September 30, 2015 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	559,358	$11.51
Granted	343,070	$15.58
Vested	(257,175)	$12.09
Cancelled	(2,832)	$15.88
Non-vested at September 30, 2015	642,421	$14.34

For the three months ended September 30, 2015 and 2014, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $1.3 million and $984,000, respectively. For the nine months ended September 30, 2015 and 2014, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $3.5 million and $2.7 million, respectively.

8.	Capital of the Operating Partnership

As of September 30, 2015, the Operating Partnership had 103,256,439 OP Units outstanding. ROIC owned an approximate 96.3% partnership interest in the Operating Partnership at September 30, 2015, or 99,485,125 OP Units. The remaining 3,771,314 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

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

The redemption value of the OP Units outstanding at September 30, 2015 (owned by the limited partners, not including ROIC), had such units been redeemed at September 30, 2015, was approximately $63.0 million based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding September 30, 2015, which amounted to $16.71 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying value of the revolving credit facility is deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.  The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2024 at September 30, 2015 is approximately $239.5 million. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 at September 30, 2015 is approximately $263.0 million. Mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $62.8 million with an interest rate range of 3.1% to 3.6% and a weighted average interest rate of 3.4% as of September 30, 2015. These fair value measurements fall within level 3 of the fair value hierarchy.

Derivative and Hedging Activities

During the year ended December 31, 2014, the Company cash settled its remaining outstanding interest rate swaps, and accordingly, none are outstanding as of September 30, 2015. The Company’s objectives in using interest rate derivatives historically were to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company used interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands). Amounts reclassified from other comprehensive income (“OCI”) due to ineffectiveness are recognized as interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amount of gain (loss) recognized in OCI on derivative	$–	$135	$–	$(2,792)
Amount of loss reclassified from accumulated OCI into interest	$535	$869	$1,604	$2,641

10.	Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The following table represents the Company’s future minimum annual lease payments under operating leases as of September 30, 2015 (in thousands):

Operating Leases
Remaining 2015	$228
2016	980
2017	1,049
2018	1,054
2019	1,059
Thereafter	37,271
Total minimum lease payments	$41,641

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

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended September 30, 2015 and 2014, the Company incurred approximately $11,000 and $10,000, respectively, of expenses relating to the agreements. For the nine months ended September 30, 2015 and 2014, the Company incurred approximately $32,000 and $27,000, respectively, of expenses relating to the agreements. These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.

12.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from October 1, 2015 to the date the financial statements are issued and discloses the following items:

On October 27, 2015, ROIC’s board of directors declared a cash dividend on its common stock and OP Units of $0.17 per share or unit, payable on December 29, 2015 to holders of record on December 15, 2015.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of September 30, 2015, ROIC owned an approximate 96.3% partnership interest and other limited partners owned the remaining approximate 3.7% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

From the commencement of its operations through September 30, 2015, the Company has completed approximately $2.0 billion of shopping center investments. As of September 30, 2015, the Company’s portfolio consisted of 68 retail properties totaling approximately 8.1 million square feet of gross leasable area (“GLA”).

As of September 30, 2015, the Company’s portfolio was approximately 97.1% leased. During the nine months ended September 30, 2015, the Company leased or renewed a total of 1.0 million square feet in its portfolio. The Company has committed approximately $16.4 million, or $38.12 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the nine months ended September 30, 2015. The Company has committed approximately $1.2 million, or $2.81 per square foot, in leasing commissions, for the new leases that occurred during the nine months ended September 30, 2015. Tenant improvement and leasing commission commitments for renewed leases were not material for the nine months ended September 30, 2015.

Subsequent Events

On October 27, 2015, ROIC’s board of directors declared a cash dividend on its common stock and OP Units of $0.17 per share or unit, payable on December 29, 2015 to holders of record on December 15, 2015.

Results of Operations

At September 30, 2015, the Company had 68 properties, all of which are consolidated (“consolidated properties”) in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of September 30, 2015. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended September 30,
	2015	2014
Operating income per GAAP	$16,363	$12,296
Plus: Depreciation and amortization	18,059	15,365
General and administrative expenses	3,092	2,987
Acquisition transaction costs	91	125
Other expenses	254	58
Total portfolio property operating income	$37,859	$30,831

The following comparison for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, makes reference to the effect of the same-center properties. Same-center properties, which totaled 58 of the Company’s 68 properties as of September 30, 2015, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2015 related to the 58 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2015 and 2014 and consolidated into the Company’s financial statements during such periods (in thousands).

	Three Months Ended September 30, 2015
	Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP	$18,017	$(1,654)	$16,363
Plus: Depreciation and amortization	15,430	2,629	18,059
General and administrative expenses (1)	–	3,092	3,092
Acquisition transaction costs	3	88	91
Other expenses (1)	–	254	254
Property operating income	$33,450	$4,409	$37,859

___________________________

(1) For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2014 related to the 58 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2015 and 2014 and consolidated into the Company’s financial statements during such periods (in thousands).

	Three Months Ended September 30, 2014
	Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP	$15,079	$(2,783)	$12,296
Plus: Depreciation and amortization	15,262	103	15,365
General and administrative expenses (1)	–	2,987	2,987
Acquisition transaction costs	39	86	125
Other expenses (1)	–	58	58
Property operating income	$30,380	$451	$30,831

______________________

(1) For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the three months ended September 30, 2015, the Company generated property operating income of approximately $37.9 million compared to property operating income of $30.8 million generated during the three months ended September 30, 2014. Property operating income increased by $7.0 million during the three months ended September 30, 2015 primarily as a result of an increase in the number of properties owned by the Company in 2015 compared to 2014.  As of September 30, 2015, the Company owned 68 consolidated properties as compared to 58 properties at September 30, 2014. The newly acquired properties increased property operating income in 2015 by approximately $4.0 million. The 58 same-center properties increased property operating income by approximately $3.1 million. The increase in same-center property operating income was due primarily to lease termination fees and increases in base rents and recoveries from tenants at the properties.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended September 30, 2015 of approximately $18.1 million compared to $15.4 million incurred during the three months ended September 30, 2014. Depreciation and amortization expenses were higher in 2015 as a result of an increase in the number of properties owned by the Company in 2015 compared to 2014.

General and administrative expenses

The Company incurred general and administrative expenses during the three months ended September 30, 2015 of approximately $3.1 million compared to approximately $3.0 million incurred during the three months ended September 30, 2014. General and administrative expenses increased approximately $105,000 primarily due to an increase in compensation-related expenses.

Acquisition transaction costs

The Company incurred property acquisition costs during the three months ended September 30, 2015 of approximately $91,000 compared to $125,000 incurred during the three months ended September 30, 2014. Property acquisition costs were lower in 2015 primarily due to legal and other professional fees incurred related to acquisition activity in 2014.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended September 30, 2015 of approximately $8.5 million compared to approximately $6.9 million during the three months ended September 30, 2014. The increase of approximately $1.6 million was primarily due to additional interest incurred related to the Senior Notes Due 2024 which were issued in December 2014, slightly offset by a decrease in interest on interest rate swaps, as the swaps were all settled in December 2014, and a decrease in interest expense incurred as a result of the payoff of the loans on Renaissance Towne Centre and Crossroads Shopping Center.

Gain on sale of property

On August 25, 2014, the Company sold the Oregon City Point Shopping Center, a non-core shopping center located in Oregon City, Oregon. The sales price of this property of approximately $12.4 million, less costs to sell, resulted in net proceeds of approximately $12.0 million. The Company recorded a gain on sale of property of approximately $1.6 million for the three months ended September 30, 2014. There were no property sales in the three months ended September 30, 2015.

Results of Operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the nine months ended September 30, 2015 and 2014 (in thousands).

	Nine Months Ended September 30,
	2015	2014
Operating income (loss) per GAAP	$43,031	$32,124
Plus: Depreciation and amortization	52,567	42,986
General and administrative expenses	9,387	8,324
Acquisition transaction costs	507	654
Other expenses	507	405
Total portfolio property operating income	$105,999	$84,493

The following comparison for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, makes reference to the effect of the same-center properties. Same-center properties, which totaled 53 of the Company’s 68 properties as of September 30, 2015, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2015 related to the 53 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2015 and 2014 and consolidated into the Company’s financial statements during such periods (in thousands).

	Nine Months Ended September 30, 2015
	Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP	$43,387	$(356)	$43,031
Plus: Depreciation and amortization	36,579	15,988	52,567
General and administrative expenses (1)	–	9,387	9,387
Acquisition transaction costs	51	456	507
Other expenses (1)	–	507	507
Property operating income	$80,017	$25,982	$105,999

______________________

(1) For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2014 related to the 53 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2015 and 2014 and consolidated into the Company’s financial statements during such periods (in thousands).

	Nine Months Ended September 30, 2014
	Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP	$38,391	$(6,267)	$32,124
Plus: Depreciation and amortization	37,656	5,330	42,986
General and administrative expenses (1)	–	8,324	8,324
Acquisition transaction costs	92	562	654
Other expenses (1)	–	405	405
Property operating income	$76,139	$8,354	$84,493

______________________

(1) For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the nine months ended September 30, 2015, the Company generated property operating income of approximately $106.0 million compared to property operating income of $84.5 million generated during the nine months ended September 30, 2014. Property operating income increased by $21.5 million during the nine months ended September 30, 2015 primarily as a result of an increase in the number of properties owned by the Company in 2015 compared to 2014.  As of September 30, 2015, the Company owned 68 consolidated properties as compared to 58 properties at September 30, 2014. The newly acquired properties increased property operating income in 2015 by approximately $17.6 million. The 53 same-center properties increased property operating income by approximately $3.9 million. The increase in same-center property operating income was due primarily to lease termination fees and increases in base rents and recoveries from tenants at the properties.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the nine months ended September 30, 2015 of approximately $52.6 million compared to $43.0 million incurred during the nine months ended September 30, 2014. Depreciation and amortization expenses were higher in 2015 as a result of an increase in the number of properties owned by the Company in 2015 compared to 2014.

General and administrative expenses

The Company incurred general and administrative expenses during the nine months ended September 30, 2015 of approximately $9.4 million compared to $8.3 million incurred during the nine months ended September 30, 2014. General and administrative expenses increased approximately $1.1 million primarily due to an increase in compensation-related expenses.

Acquisition transaction costs

The Company incurred property acquisition costs during the nine months ended September 30, 2015 of approximately $507,000 compared to $654,000 incurred during the nine months ended September 30, 2014. Property acquisition costs were lower in 2015 primarily due to legal and other professional fees incurred related to acquisition activity in 2014.

Interest expense and other finance expenses

The Company incurred interest expense during the nine months ended September 30, 2015 of approximately $25.4 million compared to approximately $20.7 million during the nine months ended September 30, 2014. The increase of approximately $4.7 million was primarily due to additional interest incurred related to the Senior Notes Due 2024 which were issued in December 2014, slightly offset by a decrease in interest on interest rate swaps, as the swaps were all settled in December 2014 and a decrease in interest expense and a decrease in interest expense incurred as a result of the payoff of the loans on Renaissance Towne Center and Crossroads Shopping Center.

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

There were no property sales during the nine months ended September 30, 2015.

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

The Financial Accounting Standards Board (“FASB”) guidance relating to business combinations requires, among other things, an acquirer of a business (or investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions. Accordingly, the costs of completed acquisitions will reduce our FFO. Acquisition costs for the three months ended September 30, 2015 and 2014 were approximately $91,000 and $125,000, respectively. Acquisition costs for the nine months ended September 30, 2015 and 2014 were approximately $507,000 and $654,000, respectively.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to ROIC common stockholders	$7,542	$6,748	$16,943	$15,714
Plus: Depreciation and amortization	18,059	15,365	52,567	42,986
Gain on sale of real estate	–	(1,550)	–	(4,869)
Funds from operations – basic	25,601	20,563	69,510	53,831
Net income attributable to non-controlling interests	295	233	681	584
Funds from operations – diluted	$25,896	$20,796	$70,191	$54,415

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

Same-Center Cash NOI

The following table makes reference to the effect of the same-center properties. Same-center properties, which totaled 58 and 53 of the Company’s 68 properties for the three and nine months ended September 30, 2015, respectively, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of same-center cash NOI to consolidated operating income for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Same-center cash NOI	$28,386	$26,830	$70,337	$67,243
Non same-center cash NOI	3,877	448	23,143	7,923
Total Company cash NOI	32,263	27,278	93,480	75,166
Adjustments
Depreciation and amortization	(18,059)	(15,365)	(52,567)	(42,986)
General and administrative expenses	(3,092)	(2,987)	(9,387)	(8,324)
Acquisition transaction costs	(91)	(125)	(507)	(654)
Other expense	(254)	(58)	(507)	(405)
Property revenues and expenses (1)	5,596	3,553	12,519	9,327
Operating income	$16,363	$12,296	$43,031	$32,124

______________________

(1) Includes straight-line rents, amortization of above and below-market lease intangibles, lease termination fees, and expense and recovery adjustments related to prior periods.

During the three months ended September 30, 2015, the Company generated same-center cash NOI of approximately $28.4 million compared to same-center cash NOI of approximately $26.8 million generated during the three months ended September 30, 2014, representing a 5.8% increase. During the nine months ended September 30, 2015, the Company generated same-center cash NOI of approximately $70.3 million compared to same-center cash NOI of approximately $67.2 million generated during the nine months ended September 30, 2014, representing a 4.6% increase. The increases in same-center cash NOI during the three and nine month periods ending September 30, 2015 over the comparable prior year periods were primarily the result of increases in base rents and recoveries from tenants.

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings (years)	39	-	40
Property Improvements (years)	10	-	20
Furniture/Fixtures (years)	3	-	10
Tenant Improvements (years)		Shorter of lease term or their useful life

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2015.

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

During the nine months ended September 30, 2015, the Company’s primary sources of cash were proceeds from the sale of common stock through an equity offering, its ATM program and distributions from the Operating Partnership. As of September 30, 2015, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On August 10, 2015, the Company issued 5,520,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $87.3 million, after deducting the underwriters’ discounts and commissions and offering expenses.

On September 19, 2014, the Company entered into four separate Sales Agreements (the “2014 sales agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals. During the nine months ended September 30, 2015, the Company sold a total of 544,567 shares under one of the 2014 sales agreements, which resulted in gross proceeds of approximately $9.9 million and commissions of approximately $149,000 paid to the agent.

For the nine months ended September 30, 2015, dividends paid to stockholders totaled approximately $48.9 million.  Additionally, for the nine months ended September 30, 2015, the Operating Partnership made distributions of approximately $1.9 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $74.6 million.  For the nine months ended September 30, 2014, dividends paid to stockholders totaled approximately $38.7 million.  Additionally, for the nine months ended September 30, 2014, the Operating Partnership made distributions of approximately $1.5 million to the non-controlling interest OP Unitholders. In the future, it is expected that the cash flows from stabilized properties will be sufficient to cover the dividends paid to stockholders.

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

During the nine months ended September 30, 2015, the Operating Partnership’s primary sources of cash were (i) proceeds from the sale of common stock that were contributed to the Operating Partnership, (ii) proceeds from bank borrowings under the revolving credit facility, (iii) proceeds from a term loan funded on September 29, 2015, (iv) proceeds from the Diamond Hills Plaza loan and (v) cash flow from operations. As of September 30, 2015, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

On September 29, 2015, the Company entered into a term loan agreement (the "Term Loan Agreement") with KeyBank National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent and the other lenders party thereto, under which the lenders agreed to provide a $300.0 million unsecured term loan facility. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. The initial maturity date of the term loan is January 31, 2019, subject to two one-year extension options, which may be exercised upon satisfaction of certain conditions including the payment of extension fees. Borrowings under the Term Loan Agreement bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the "Eurodollar Rate"), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its "prime rate," and (c) the Eurodollar Rate plus 1.00% (the “Base Rate”). The Term Loan Agreement contains customary representations, financial and other covenants.

As of September 30, 2015, $300.0 million was outstanding under the term loan facility. The interest rate on the term loan facility was 1.3%.

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

As of September 30, 2015, $16.2 million was outstanding under the credit facility. The average interest rate on the credit facility during both the three and nine months ended September 30, 2015 was 1.2%. The Operating Partnership had $483.8 million available to borrow under the credit facility at September 30, 2015.

The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013. Since receiving the investment grade credit ratings from the two rating agencies, borrowings under the loan agreements accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of ROIC, plus, as applicable, (i) the Eurodollar Rate, or (ii) the Base Rate. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The agreement contains customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility is subject to its compliance with financial covenants and other restrictions. The Operating Partnership was in compliance with such covenants at September 30, 2015.

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

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014

Net Cash Provided by (Used in):
Operating Activities	$74,595	$52,442
Investing Activities	$(251,541)	$(326,794)
Financing Activities	$173,126	$277,428

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $74.6 million in the nine months ended September 30, 2015, compared to $52.4 million in the comparable period in 2014. During the nine months ended September 30, 2015, cash flows from operating activities increased by approximately $22.2 million primarily due to an increase in property operating income of approximately $21.5 million.

Investing Activities

Net cash flows used in investing activities amounted to $251.5 million in the nine months ended September 30, 2015, compared to $326.8 million in the comparable period in 2014. During the nine months ended September 30, 2015, cash flows used in investing activities decreased by approximately $75.3 million, primarily due to the decrease in investments in real estate of approximately $87.0 million offset by a decrease in proceeds from the sale of real estate approximately $27.6 million.

Financing Activities

Net cash flows provided by financing activities amounted to $173.1 million for the nine months ended September 30, 2015, compared to $277.4 million in the comparable period in 2014. During the nine months ended September 30, 2015, cash flows provided by financing activities decreased by approximately $104.3 million. This decrease was primarily due to a decrease of approximately $113.6 million in proceeds from the issuance of common stock for the nine months ended September 30, 2015 as compared to the same period of 2014, the receipt of approximately $56.0 million in proceeds from the exercise of warrants in the first nine months of 2014 as compared to no proceeds from the exercise of warrants in the same period during 2015, the net increase in principal repayments on mortgages of $55.6 million for the nine months ended September 30, 2015 as compared to the same period of 2014, offset by proceeds from a mortgage loan of $35.5 million entered into in 2015, and an increase in dividends paid to stockholders of approximately $10.2 million for the nine months ended September 30, 2015 as compared to the same period of 2014, offset by a net increase in borrowing under credit facilities of $93.4 million for the nine months ended September 30, 2015 as compared to the same period of 2014, including proceeds from a term loan of $300.0 million entered into in September 2015.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at September 30, 2015 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$131	$7,583	$8,460	$10,137	$–	$35,500	$61,811
Mortgage Notes Payable Interest	716	2,599	2,189	1,382	1,278	7,268	15,432
Credit facility (2)	–	–	–	–	16,225	–	16,225
Term loan (3)	1,018	3,965	3,954	3,954	300,325	–	313,216
Senior Notes Due 2024 (4)	5,000	10,000	10,000	10,000	10,000	300,000	345,000
Senior Notes Due 2023 (5)	6,250	12,500	12,500	12,500	12,500	300,000	356,250
Operating lease obligations	228	980	1,049	1,054	1,059	37,271	41,641
Total	$13,343	$37,627	$38,152	$39,027	$341,387	$680,039	$1,149,575

__________________

(1)	Does not include unamortized mortgage premium of $1.1 million as of September 30, 2015.
(2)	For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the average interest rate on the credit facility during both the three and nine months ended September 30, 2015, which was 1.2%. Borrowings under the credit facility bear interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.
(3)	For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan at September 30, 2015, which was 1.3%. Borrowings under the term loan bear interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) a LIBOR rate determined by reference to the cost of funds for dollar deposits for the relevant period, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.
(4)	Represents payments of interest only in years 2015 through 2023 and payments of both principal and interest in 2024.
(5)	Represents payments of interest only in years 2015 through 2022 and payments of both principal and interest in 2023.

For the new leases that occurred during the nine months ended September 30, 2015, the Company has committed approximately $16.4 million and $1.2 million in tenant improvements (including building improvements) and leasing commissions, respectively. Tenant improvement and leasing commission commitments for renewed leases were not material for the nine months ended September 30, 2015. As of September 30, 2015, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of September 30, 2015, the Company does not have any off-balance sheet arrangements.

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

The Operating Partnership has a revolving credit facility with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions. The Company has a term loan agreement under which the lenders agreed to provide a $300.0 million unsecured term loan facility. The term loan agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the term loan agreement, including the consent of the lenders for the additional commitments. The initial maturity date of the term loan is January 31, 2019, subject to two one-year extension options, which may be exercised upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in December 2014 and $250.0 million aggregate principal amount of unsecured senior notes in December 2013. The credit facility, term loan and the principal amounts of the two senior notes are fully and unconditionally guaranteed by the Company.

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

As of September 30, 2015, the Company had $316.2 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and forward starting interest rate swaps to manage its interest rate risk. See the discussion under Note 9 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company previously entered into five forward starting interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program. During the years ended December 31, 2014 and 2013, the Company settled its interest rate swaps in accordance with their settlement dates, and there are no interest rate swaps outstanding as of September 30, 2015.

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

During the nine months ended September 30, 2015, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the nine months ended September 30, 2015, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 1A.    Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to our risk factors during the nine months ended September 30, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, ROIC purchased the following:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	606	$15.86	–	–
August 1, 2015 to August 31, 2015	–	–	–	–
September 1, 2015 to September 30, 2015	–	–	–	–
Total	606	$15.86	–	–

(1)	Represents shares repurchased by the Company in connection with the net share settlement to cover the minimum taxes on vesting of restricted stock issued under the Company's 2009 Equity Incentive Plan that vested.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

2.1	Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor.(1)
3.2	Articles of Amendment and Restatement of Retail Opportunity Investments Corp.(1)
3.3	Bylaws of Retail Opportunity Investments Corp.(1)
3.4	Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP by and dated as of September 27, 2013 among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013 (2)
10.1	Term Loan Agreement, dated as of September 29, 2015, by and among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, U.S. Bank National Association, as the Syndication Agent and the other lenders party thereto. (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 3, 2011.
(2)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013.
(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: October 29, 2015	Date: October 29, 2015

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: October 29, 2015	Date: October 29, 2015