Form 10-K
period 2015-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2016-02-24
CIK 1407623, 1577230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the common equity held by non-affiliates of Retail Opportunity Investments Corp. as of June 30, 2015, the last business day of its most recently completed second fiscal quarter, was $1.4 billion (based on the closing sale price of $15.62 per share of Retail Opportunity Investments Corp. common stock on that date as reported on the NASDAQ Global Select Market).

There is no public trading market for the operating partnership units of Retail Opportunity Investments Partnership, LP. As a result the aggregate market value of common equity securities held by non-affiliates of this registrant cannot be determined.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 99,590,468 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of February 19, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Retail Opportunity Investments Corp.’s definitive proxy statement for its 2015 Annual Meeting, to be filed within 120 days after its fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY PARAGRAPH

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which Retail Opportunity Investments Corp. is the parent company and through its wholly owned subsidiary, acts as general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP. Unless otherwise indicated or unless the context requires otherwise, all references in this report to the Operating Partnership refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of December 31, 2015, ROIC owned an approximate 89.0% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership. Through this subsidiary, ROIC has full and complete authority and control over the Operating Partnership’s business.

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

There are few differences between ROIC and the Operating Partnership, which are reflected in the disclosures in this report. The Company believes it is important to understand the differences between ROIC and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company. ROIC is a real estate investment trust, whose only material assets are its direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership. As a result, ROIC does not conduct business itself, other than acting as the parent company and through Retail Opportunity Investments Partnership GP, LLC as the sole general partner of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Company conducts its business through the Operating Partnership, which is structured as a partnership with no publicly traded equity. Except for net proceeds from warrants exercised and equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”) of the Operating Partnership.

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

  the level of rental revenue the Company achieves from its assets;

  the market value of the Company’s assets and the supply of, and demand for, retail real estate in which it invests;

  the state of the U.S. economy generally, or in specific geographic regions;

  the impact of economic conditions on the Company’s business;

  the conditions in the local markets in which the Company operates and its concentration in those markets, as well as changes in national economic and market conditions;

  consumer spending and confidence trends;

  the Company’s ability to enter into new leases or to renew leases with existing tenants at the properties it owns or acquires at favorable rates;
  the Company’s ability to anticipate changes in consumer buying practices and the space needs of tenants;

  the competitive landscape impacting the properties the Company owns or acquires and their tenants;

  the Company’s relationships with its tenants and their financial condition and liquidity;

  ROIC’s ability to continue to qualify as a real estate investment trust for U.S. federal income tax purposes (a “REIT”);

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

Item 1.  Business

Overview

Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”) commenced operations in October 2009 as a fully integrated, self-managed REIT, and as of December 31, 2015, ROIC owned an approximate 89.0% partnership interest and other limited partners owned the remaining 11.0% partnership interest in the Operating Partnership.  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

From the commencement of its operations through December 31, 2015, the Company has completed approximately $2.2 billion of shopping center investments.  As of December 31, 2015, the Company’s portfolio consisted of 73 retail properties totaling approximately 8.6 million square feet of gross leasable area (“GLA”).

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

Investment Strategy

The Company seeks to acquire shopping centers located in densely populated, supply-constrained metropolitan markets on the west coast of the United States, which exhibit income and population growth and high barriers to entry.  The Company’s senior management team has operated in the Company’s markets for over 25 years and has established an extensive network of relationships in these markets with key institutional and private property owners, brokers and financial institutions and other real estate operators.  The Company’s in-depth local and regional market knowledge and expertise provides a distinct competitive advantage in identifying and accessing attractive acquisition opportunities, including properties that are not widely marketed.

The Company seeks to acquire high quality necessity-based community and neighborhood shopping centers anchored by national and regional supermarkets and drugstores that are well-leased, with stable cash flows.  Additionally, the Company acquires shopping centers which it believes are candidates for attractive near-term re-tenanting or present other value-enhancement opportunities.

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

Transactions During 2015

Investing Activity

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

On January 7, 2015, the Company acquired the property known as Winston Manor Shopping Center located in South San Francisco, California, for a purchase price of approximately $20.5 million. Winston Manor Shopping Center is approximately 50,000 square feet and is anchored by Grocery Outlet Supermarket, a west coast based grocer. The property was acquired with borrowings under the Company’s credit facility.

On May 6, 2015, the Company acquired key anchor spaces at two of its existing shopping centers for a purchase price of approximately $23.1 million including Lucky Supermarket at its Pinole Vista Shopping Center, located in Pinole, California, and Petco at its Canyon Park Shopping Center, located in Bothell, Washington. These anchor spaces were acquired with borrowings under the Company’s credit facility.

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

On July 28, 2015, the Company acquired the property known as Sunnyside Village Square located in Happy Valley, Oregon, within the Portland metropolitan area, for a purchase price of approximately $17.5 million. Sunnyside Village Square is approximately 85,000 square feet and is anchored by Haggen Supermarket. The property was acquired with borrowings under the Company’s credit facility.

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

On November 9, 2015, the Company acquired the property known as Johnson Creek Center located in Happy Valley, Oregon, within the Portland metropolitan area, for an adjusted purchase price of approximately $31.4 million. Johnson Creek is approximately 109,000 square feet and is anchored by Trader Joe’s and Walgreens. The property was acquired with borrowings under the Company’s credit facility.

On December 4, 2015, the Company acquired the property known as Iron Horse Plaza located in Danville, California, within the San Francisco metropolitan area, for an adjusted purchase price of approximately $45.6 million. Iron Horse Plaza is approximately 62,000 square feet and is anchored by Lunardi’s Markets, a San Francisco based grocer. The acquisition was funded through the issuance of 1,232,394 OP Units with a fair value of approximately $22.4 million, the assumption of a $19.0 million mortgage loan on the property and cash on hand. The $19.0 million mortgage loan was defeased in conjunction with the closing of the property, which was funded with borrowings under the Company’s credit facility.

On December 10, 2015, the Company acquired the property known as Sternco Shopping Center located in Bellevue, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $49.4 million. Sternco Shopping Center is approximately 114,000 square feet and is anchored by Asian Food Center, a Seattle based grocer. The acquisition was funded through the issuance of 2,823,790 OP Units with a fair value of $49.3 million and cash on hand.

On December 21, 2015, the Company acquired the property known as Four Corner Square located in Maple Valley, Washington, within the Seattle metropolitan area, for a purchase price of approximately $41.8 million. Four Corner Square is approximately 120,000 square feet and is anchored by Grocery Outlet Supermarket, a west coast based grocer, and Walgreens. The property was acquired with borrowings under the Company’s credit facility.

On December 31, 2015, the Company acquired the property known as Warner Plaza located in Woodland Hills, California, within the Los Angeles metropolitan area, for an adjusted purchase price of approximately $78.9 million. Warner Plaza is approximately 114,000 square feet and is anchored by Sprouts Market. The acquisition was funded through the issuance of 4,393,064 OP Units with a fair value of $78.6 million and cash on hand.

Financing Activities

The Company employs prudent amounts of leverage and uses debt as a means of providing funds for the acquisition of its properties and the diversification of its portfolio.  The Company seeks to primarily utilize unsecured debt in order to maintain liquidity and flexibility in its capital structure.

Term Loan and Credit Facility

On September 29, 2015, the Company entered into a term loan agreement (the “Term Loan Agreement”) with KeyBank National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent and the other lenders party thereto, under which the lenders agreed to provide a $300.0 million unsecured term loan facility (the “term loan”). The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. The initial maturity date of the term loan is January 31, 2019, subject to two one-year extension options, which may be exercised upon satisfaction of certain conditions including the payment of extension fees. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility has been extended to January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility are subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2015.

As of December 31, 2015, $300.0 million and $135.5 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the year ended December 31, 2015 were 1.3% and 1.2%, respectively. The Company had no available borrowings under the term loan at December 31, 2015. The Company had $364.5 million available to borrow under the credit facility at December 31, 2015.

Mortgage Notes Payable

During the year ended December 31, 2015, the Company repaid the outstanding principal balance on the Renaissance Towne Center and Crossroads Shopping Center mortgage notes payable of $16.1 million and $48.3 million, respectively, without penalty, in accordance with the prepayment provisions of the notes.

On September 1, 2015, the Company entered into a $35.5 million loan with PNC Bank, National Association. The loan is secured by the Diamond Hills Plaza property and bears interest at 3.55% annually. The loan matures on October 1, 2025, is interest only through September 30, 2021 and amortizes thereafter, on a 30-year amortization.

Equity Issuance

On August 10, 2015, ROIC issued 5,520,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $87.4 million, after deducting the underwriters’ discounts and commissions and offering expenses. The net proceeds were used to reduce borrowings under the Operating Partnership’s $500.0 million unsecured revolving credit facility.

ATM Equity Offering

During the year ended December 31, 2014, ROIC entered into four separate Sales Agreements (the “2014 sales agreements”) with Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals. During the year ended December 31, 2015, ROIC sold a total of 544,567 shares under one of the 2014 sales agreements, which resulted in gross proceeds of approximately $9.9 million and commissions of approximately $149,000 paid to the agent.

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

Generally, real estate properties are subject to various laws, ordinances and regulations.  Changes in any of these laws or regulations, such as the Comprehensive Environmental Response and Compensation, and Liability Act of 1980, as amended, increase the potential liability for environmental conditions or circumstances existing or created by tenants or others on the properties.  In addition, laws affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of real estate property sites or other impairments, which would adversely affect its cash flows from operating activities.

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

In connection with the ownership, operation and management of the Company’s current properties and any properties that it may acquire and/or manage in the future, the Company could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property.  In order to assess the potential for such liability, the Company conducts an environmental assessment of each property prior to acquisition and manages its properties in accordance with environmental laws while it owns or operates them.  All of its leases contain a comprehensive environmental provision that requires tenants to conduct all activities in compliance with environmental laws and to indemnify the owner for any harm caused by the failure to do so.  In addition, the Company has engaged qualified, reputable and adequately insured environmental consulting firms to perform environmental site assessments of its properties and is not aware of any environmental issues that are expected to materially impact the financial condition of the Company.

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

Employees

As of December 31, 2015, the Company had 69 employees, including three executive officers, one of whom is also a member of its board of directors.

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

The Company operates in a highly competitive market.  The Company’s profitability depends, in large part, on its ability to acquire its assets at favorable prices and on trends impacting the retail industry in general, national, regional and local economic conditions, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  Many of the Company’s competitors are substantially larger and have considerably greater financial, marketing and other resources than it does.  Other entities may raise significant amounts of capital, and may have investment objectives that overlap with the Company’s.  In addition, the properties that the Company acquires may face competition from similar properties in the same market, as well as from e-commerce websites.  At the time of the commencement of the Company’s operations, conditions in the capital markets and the credit markets reduced competitors’ ability to finance acquisitions. As access to capital and credit have improved and the number of competitors operating in the Company’s markets have increased, the Company has faced increased competition for opportunities to acquire assets and to attract and retain tenants. The presence of competitive alternatives affects the Company’s ability to lease space and the level of rents it can obtain. New construction, renovations and expansions at competing sites could also negatively affect the Company’s properties.

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

The Company’s shopping centers are primarily anchored by national and regional supermarkets and drug stores.  The value of the retail properties the Company acquires could be materially and adversely affected if these tenants fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations.  Adverse economic conditions may result in the closure of existing stores by tenants which may result in increased vacancies at the Company’s properties.  Any periods of significant vacancies for the Company’s properties could materially and adversely impact the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

Loss of revenues from major tenants could reduce the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

The Company derives significant revenues from anchor tenants such as Albertson’s/Safeway Supermarkets, Kroger Supermarkets and Rite Aid Pharmacy.  As of December 31, 2015, these tenants are the Company’s three largest tenants and accounted for 5.0%, 2.4% and 1.9%, respectively, of its annualized base rent on a pro-rata basis.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders could be materially and adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

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

The Company faces risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of its information technology (“IT”) networks and related systems.

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

The Company believes the risks associated with its business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values.  Declines in real estate values, among other factors, could result in a determination that the Company’s assets have been impaired. If the Company determines that an impairment has occurred, the Company would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on its results of operations in the period in which the impairment charge is recorded. Although the Company will take current economic conditions into account in acquiring its assets, the Company’s long term success, and the value of its assets, depends in part on general economic conditions and other factors beyond the Company’s control.  If the national economy or the local economies in which the Company operates experience uncertainty, or if general economic conditions were to worsen, the value of the Company’s properties could decline, and the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders, could be materially and adversely affected.

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

The Company’s performance depends on the economic conditions in markets in which its properties are concentrated.  During the year ended December 31, 2015, the Company’s properties in California, Washington and Oregon accounted for 68%, 20% and 12%, respectively, of its consolidated property operating income.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Oregon and Washington.

Should the Company decide at some point in the future to expand into new markets, it may not be successful, which could materially and adversely affect its business, financial condition, liquidity and results of operations.

The Company’s properties are concentrated in California, Oregon and Washington. If the opportunity arises, the Company may explore acquisitions of properties in new markets inside or outside of these states. Each of the risks applicable to the Company’s ability to successfully acquire, integrate and operate properties in its current markets may also apply to its ability to successfully acquire, integrate and operate properties in new markets. In addition to these risks, the Company’s management team may not possess the same level of knowledge with respect to market dynamics and conditions of any new market in which the Company may attempt to expand, which could materially and adversely affect its ability to operate in any such markets. The Company may be unable to obtain the desired returns on its investments in these new markets, which could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

Risks Related to Financing

The Company’s term loan, credit facility and unsecured senior notes contain restrictive covenants relating to its operations, which could limit the Company’s ability to respond to changing market conditions and its ability to pay dividends and other distributions to its securityholders.

The Company’s term loan, credit facility and unsecured senior notes contain restrictive covenants which are described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and Capital Resources”.  These or other limitations, including those that may apply to future company borrowings, may materially and adversely affect the Company’s flexibility and its ability to achieve its operating plans and could result in the Company being limited in the amount of dividends and distributions it would be permitted to pay to its securityholders.

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

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio.  To the extent market conditions improve and markets stabilize over time, the Company expects to increase its borrowing levels.  As of December 31, 2015, the Company’s outstanding mortgage indebtedness was approximately $61.7 million, and the Company may incur significant additional debt to finance future acquisition and development activities.  The Company’s credit facility consists of a $500.0 million unsecured revolving credit facility and the Company has a $300.0 million term loan, of which $135.5 million and $300.0 million, respectively, were outstanding as of December 31, 2015.

In addition, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in December 2013 (the “Senior Notes Due 2023”) and $250.0 million aggregate principal amount of unsecured senior notes in December 2014 (the “Senior Notes Due 2024”), each of which were fully and unconditionally guaranteed by ROIC.

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

Increases in interest rates could increase the amount of the Company’s debt payments and materially and adversely affect its business, financial condition, liquidity and results of operations.

Interest the Company pays could reduce cash available for distributions. As of December 31, 2015, the Company had approximately $135.5 million and $300.0 million outstanding under the Company’s $500.0 million unsecured revolving credit facility and $300.0 million term loan, respectively, that bear interest at a variable rate. In addition, the Company may incur variable rate debt in the future, including mortgage debt, borrowings under the unsecured revolving credit facility or new credit facilities. An increase in interest rates would increase the Company’s interest costs, which could adversely affect the Company’s cash flow, results of operations, ability to pay principal and interest on debt and pay dividends and other distributions to its securityholders, and reduce the Company’s access to capital markets. In addition, if the Company needs to repay existing debt during periods of rising interest rates, it may be required to incur additional indebtedness at higher rates. From time to time, the Company may enter into interest rate swap agreements and other interest rate hedging contracts with the intention of lessening the impact of rising interest rates. However, increased interest rates may increase the risk that the counterparties to such agreements may not be able to fulfill their obligations under these agreements, and there can be no assurance that these arrangements will be effective in reducing the Company’s exposure to interest rate changes.   These risks could materially and adversely affect the Company’s cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

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

The Company intends to operate in a manner that will enable it to continue to qualify as a REIT for U.S. federal income tax purposes.  The Company has not requested and does not intend to request a ruling from the U.S. Internal Revenue Service that it will continue to qualify as a REIT.  The U.S. federal income tax laws governing REITs are complex.  The complexity of these provisions and of the applicable U.S. Treasury Department regulations that have been promulgated under the Code (“Treasury Regulations”) is greater in the case of a REIT that holds assets through a partnership, such as the Company, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited.  To qualify as a REIT, the Company must meet, on an ongoing basis, various tests regarding the nature of its assets and its income, the ownership of its outstanding shares, and the amount of its distributions.  Moreover, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for the Company to qualify as a REIT.  Thus, while the Company believes that it has operated and intends to continue to operate so that it will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in the Company’s circumstances, no assurance can be given that it has qualified or will continue to so qualify for any particular year.

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

The Company’s taxable income may exceed its net income as determined by the U.S. generally accepted accounting principles (“GAAP”) because, for example, realized capital losses will be deducted in determining its GAAP net income, but may not be deductible in computing its taxable income.  In addition, the Company may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets.  For example, the Company may be required to accrue interest income on mortgage loans or other types of debt securities or interests in debt securities before it receives any payments of interest or principal on such assets.  Similarly, some of the debt securities that the Company acquires may have been issued with original issue discount.  The Company will be required to include such original issue discount in income based on a constant yield to maturity method. As a result of the foregoing, the Company may generate less cash flow than taxable income in a particular year.  To the extent that the Company generates such non-cash taxable income in a taxable year, it may incur corporate income tax and the 4% non-deductible excise tax on that income if it does not distribute such income to stockholders in that year.  In that event, the Company may be required to use cash reserves, incur debt or liquidate assets at rates or times that it regards as unfavorable or make a taxable distribution of its shares in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal corporate income tax and the 4% non-deductible excise tax in that year.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%.  Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income.  Although the reduced U.S. federal income tax rate applicable to qualified dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the Company’s shares.

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

In certain circumstances, the Company may be liable for certain tax obligations of certain limited partners. The Company has entered into tax protection agreements under which it has agreed to minimize the tax consequences to certain limited partners resulting from the sale or other disposition of certain of the Company’s assets. The obligation to indemnify such limited partners against adverse tax consequences is expected to continue until 2025. The Company may enter into additional tax protection agreements in the future. During the period of these obligations, the Company’s flexibility to dispose of the related assets will be limited. In addition, the indemnification obligations may be significant.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains its executive office at 8905 Towne Centre Drive, Suite 108, San Diego, CA 92122.

As of December 31, 2015, the Company’s portfolio consisted of 73 retail properties totaling approximately 8.6 million square feet of gross leasable area which were approximately 97.2% leased.  During the year ended December 31, 2015, the Company leased or renewed a total of approximately 1.3 million square feet in its portfolio. The Company has committed approximately $20.8 million, or $37.60 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the year ended December 31, 2015. The Company has committed approximately $1.5 million, or $2.66 per square foot, in leasing commissions, for the new leases that occurred during the year ended December 31, 2015. Additionally, the Company has committed approximately $186,000, or $0.27 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2015. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2015.

The following table provides information regarding the Company’s properties as of December 31, 2015.

Property, State	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants

Southern California
Paramount Plaza, CA	1966/2010	2009	95,062	14	100.0%	Grocery Outlet Supermarket, 99¢ Only Stores, Rite Aid Pharmacy
Santa Ana Downtown Plaza, CA	1987/2010	2010	100,305	28	100.0%	Kroger (Food 4 Less) Supermarket, Marshall’s
Claremont Promenade, CA	1982/2011	2010	91,529	26	100.0%	Super King Supermarket
Sycamore Creek, CA	2008	2010	74,198	17	98.2%	Safeway (Vons) Supermarket, CVS Pharmacy (1)
Gateway Village, CA	2003/2005	2010	96,959	28	96.1%	Sprouts Market
Marketplace Del Rio, CA	1990/ 2004	2011	177,142	41	90.4%	Stater Brothers Supermarket, Walgreens
Desert Springs Marketplace, CA	1993-94 / 2013	2011	105,111	18	100.0%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Renaissance Towne Centre, CA	1991/2011	2011	53,074	28	98.2%	CVS Pharmacy
Euclid Plaza, CA	1982/2012	2012	77,044	10	100.0%	Vallarta Supermarket, Walgreens
Seabridge Marketplace, CA	2006	2012	93,630	21	100.0%	Safeway (Vons) Supermarket
Glendora Shopping Center, CA	1992/2012	2012	106,535	22	98.4%	Albertson’s Supermarket
Bay Plaza, CA	1986/2013	2012	73,324	30	99.9%	Seafood City Supermarket
Cypress Center West, CA	1970/1978 / 2014	2012	106,451	32	97.3%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Redondo Beach Plaza, CA	1993/2004	2012	110,509	16	100.0%	Safeway (Von’s) Supermarket, Petco
Harbor Place Center, CA	1994	2012	119,821	10	100.0%	AA Supermarket, Ross Dress For Less
Diamond Bar Town Center, CA	1981	2013	100,342	24	100.0%	Walmart Neighborhood Market, Crunch Fitness
Bernardo Heights Plaza, CA	1983/2006	2013	37,729	5	100.0%	Sprouts Market
Diamond Hills Plaza, CA	1973/2008	2013	139,505	37	98.2%	H-Mart Supermarket, Rite Aid Pharmacy
Hawthorne Crossings, CA	1993/1999	2013	141,288	18	100.0%	Mitsuwa Supermarket, Ross Dress For Less, Staples
Five Points Plaza, CA	1961-62 / 2012 / 2015	2013	160,536	38	99.0%	Trader Joes, Pier 1
Peninsula Marketplace, CA	2000	2013	95,416	15	98.8%	Kroger (Ralph’s) Supermarket, CVS Pharmacy
Plaza de la Canada, CA	1968/2010	2013	100,408	14	100.0%	Gelson’s Supermarket, TJ Maxx, Rite Aid Pharmacy
Creekside Plaza, CA	1993/2005	2014	128,852	27	100.0%	Stater Brothers Supermarket, DigiPlex Theatre
Fallbrook Shopping Center, CA	1966/1986/ 2003/2015	2014	758,074	44	99.8%	Sprouts Market, Trader Joe’s, Kroger (Ralph’s) Supermarket(1), TJ Maxx
Moorpark Town Center, CA	1984/2014	2014	133,538	27	98.4%	Kroger (Ralph’s) Supermarket, CVS Pharmacy
Mission Foothill Marketplace, CA	1996	2014	110,678	20	94.4%	Haggen Supermarket, CVS Pharmacy
Ontario Plaza, CA	1997-1999	2015	149,651	24	99.1%	El Super Supermarket, Rite Aid Pharmacy
Park Oaks Shopping Center, CA	1959/2005	2015	110,092	33	100.0%	Safeway (Vons) Supermarket, Dollar Tree
Warner Plaza, CA	1973-1974	2015	114,242	58	87.9%	Sprouts Market

Northern California
Norwood Shopping Center, CA	1993/1999	2010	88,851	13	87.9%	Viva Supermarket, Rite Aid Pharmacy, Citi Trends
Pleasant Hill Marketplace, CA	1980	2010	69,715	3	100.0%	Buy Buy Baby, Office Depot, Basset Furniture
Pinole Vista Shopping Center, CA	1981/2012	2011	223,502	29	95.9%	SaveMart (Lucky) Supermarket, Kmart
Mills Shopping Center, CA	1959/1996	2011	239,081	29	87.0%	Viva Supermarket, dd’s Discounts, Dollar Tree, Planet Fitness
Morada Ranch, CA	2006	2011	101,842	18	99.4%	Raleys Supermarket
Country Club Gate Center, CA	1974/2012	2011	109,331	25	91.8%	SaveMart (Lucky) Supermarket, Rite Aid Pharmacy
Round Hill Square Shopping Center, NV	1998	2011	115,984	26	99.2%	Safeway Supermarket, Dollar Tree, U.S. Postal Service
Marlin Cove Shopping Center, CA	1972/2001	2012	73,186	24	99.2%	99 Ranch Market
Green Valley Station, CA	2006/2007	2012	52,245	14	87.8%	CVS Pharmacy
The Village at Novato, CA	2006	2012	20,081	4	100.0%	Trader Joe’s
Santa Teresa Village, CA	1974-79 / 2013	2012	125,162	34	91.2%	Raleys (Nob Hill) Supermarket, Dollar Tree
Granada Shopping Center, CA	1962/1994	2013	69,325	15	100.0%	SaveMart (Lucky) Supermarket
Country Club Village, CA	1995	2013	111,093	24	100.0%	Walmart Neighborhood Market, CVS Pharmacy

North Park Plaza, CA	1997	2014	76,697	14	98.2%	SF Supermarket
Winston Manor, CA	1977/1988/ 2011/2015	2015	49,852	14	100.0%	Grocery Outlet Supermarket
Jackson Square, CA	1972/1997	2015	114,220	16	100.0%	Safeway Supermarket, CVS Pharmacy, 24 Hour Fitness
Gateway Centre, CA	1996	2015	110,440	22	95.2%	SaveMart (Lucky) Supermarket, Walgreens
Iron Horse Plaza, CA	1998-1999	2015	61,860	10	100.0%	Lunardi’s Markets

Portland Metropolitan
Vancouver Market Center, WA	1996/2012	2010	118,385	17	79.2%	Skyzone
Happy Valley Town Center, OR	2007	2010	138,696	37	98.4%	New Seasons Supermarket
Wilsonville Old Town Square, OR	2011	2010/2012	49,937	20	100.0%	Kroger (Fred Meyer) Supermarket (1)
Cascade Summit Town Square, OR	2000	2010	95,508	31	100.0%	Safeway Supermarket
Heritage Market Center, WA	2000	2010	107,468	17	94.9%	Safeway Supermarket, Dollar Tree
Division Crossing, OR	1992	2010	103,561	20	100.0%	Rite Aid Pharmacy, Ross Dress For Less, Ace Hardware
Halsey Crossing, OR	1992	2010	99,428	18	100.0%	Safeway Supermarket, Dollar Tree
Hillsboro Market Center, OR	2001-2002	2011	156,021	21	100.0%	Albertson’s Supermarket, Dollar Tree, Marshall’s
Robinwood Shopping Center, OR	1980 / 2012	2013	70,831	15	98.3%	Walmart Neighborhood Market
Tigard Marketplace, OR	1988/2005	2014	136,889	18	99.3%	H-Mart Supermarket, Bi-Mart Pharmacy
Wilsonville Town Center, OR	1991/1996	2014	167,829	38	95.9%	Thriftway Supermarket, Rite Aid Pharmacy, Dollar Tree
Tigard Promenade, OR	1996	2015	88,043	13	94.2%	Safeway Supermarket
Sunnyside Village Square, OR	1996-1997	2015	84,870	12	98.6%	Haggen Supermarket, Ace Hardware
Johnson Creek Center, OR	2003/2009	2015	108,588	13	98.4%	Trader Joe’s, Walgreens, Sportsman’s Warehouse

Seattle Metropolitan
Meridian Valley Plaza, WA	1978/2011	2010	51,597	13	93.0%	Kroger (QFC) Supermarket
The Market at Lake Stevens, WA	2000	2010	74,130	9	100.0%	Haggen Supermarket
Canyon Park Shopping Center, WA	1980/2012	2011	123,627	24	100.0%	PCC Natural Markets, Rite Aid Pharmacy, Petco
Hawks Prairie Shopping Center, WA	1988/2012	2011	154,781	20	84.1%	Safeway Supermarket, Dollar Tree, Big Lots
The Kress Building, WA	1924/2005	2011	74,616	7	100.0%	IGA Supermarket, TJ Maxx
Gateway Shopping Center, WA	2007	2012	106,104	16	97.1%	WinCo Foods (1), Rite Aid Pharmacy, Ross Dress For Less
Aurora Square, WA	1980	2012	38,030	4	100.0%	Central Supermaket
Canyon Crossing, WA	2008-2009	2013	120,510	24	94.3%	Safeway Supermarket
Crossroads Shopping Center, WA	1962/2004/ 2015	2010/2013	463,436	92	100.0%	Kroger (QFC) Supermarket, Bed Bath & Beyond, Sports Authority
Aurora Square II, WA	1987	2014	65,680	11	100.0%	Marshall’s, Pier 1 Imports
Sternco Shopping Center, WA	1971/1982	2015	113,758	19	100.0%	Asian Food Center
Four Corner Square, WA	1983/2015	2015	119,560	26	94.8%	Grocery Outlet Supermarket, Walgreens, Johnsons Home & Garden

_______________

(1)	Retailer owns their own space and is not a tenant of the Company.

As illustrated by the following tables, the Company’s shopping centers are substantially diversified by both tenant mix and by the staggering of its major tenant lease expirations.  For the year ended December 31, 2015, no single tenant comprised more than 5.0% of the total annual base rent of the Company’s portfolio.

The following table sets forth a summary schedule of the Company’s ten largest tenants by percent of total annual base rent, as of December 31, 2015.

Tenant	Number of Leases	% of Total Annual Base Rent (1)
Albertson’s / Safeway Supermarkets	14	5.0%
Kroger Supermarkets	7	2.4%
Rite Aid Pharmacy	12	1.9%
SaveMart Supermarkets	4	1.7%
Marshall’s / TJMaxx	6	1.6%
Sprouts Market	4	1.6%
JP Morgan Chase	17	1.5%
Ross Dress For Less / dd’s Discounts	6	1.3%
Haggen Supermarkets	3	1.2%
CVS Pharmacy	7	1.1%
	80	19.3%

___________________

(1)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2015 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place across the Company’s total portfolio at December 31, 2015 (Annual Base Rent in thousands).

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Annual Base Rent%
2016	242	601,789	$13,655	8.6%
2017	294	893,045	19,001	12.0%
2018	258	1,048,239	22,905	14.5%
2019	202	871,986	17,917	11.4%
2020	225	1,013,794	18,967	12.0%
2021	108	665,651	11,175	7.0%
2022	61	522,309	9,157	5.8%
2023	43	553,196	9,626	6.1%
2024	56	406,249	7,190	4.6%
2025	54	469,536	8,457	5.3%
Thereafter	77	1,315,727	20,404	12.7%
Total	1,620	8,361,521	$158,454	100.0%

___________________

(1)	Assumes no tenants exercise renewal options or cancellation options.

(2)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2015 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place with the Company’s anchor tenants at December 31, 2015 (Annual Base Rent in thousands).  Anchor tenants are tenants with leases occupying at least 15,000 square feet or more.

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Annual Base Rent %
2016	5	178,469	$1,967	1.2%
2017	10	297,698	3,163	2.0%
2018	18	527,083	8,323	5.3%
2019	13	409,429	6,262	4.0%
2020	13	473,930	5,253	3.3%
2021	11	379,294	4,143	2.6%
2022	12	348,440	4,676	3.0%
2023	12	450,562	7,007	4.4%
2024	5	246,034	3,092	2.0%
2025	9	309,001	4,417	2.8%
Thereafter	21	1,024,931	13,397	8.4%
Total	129	4,644,871	$61,700	39.0%

____________________

(1)	Assumes no tenants exercise renewal or cancellation options.

(2)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2015 (including initial cash rent for new leases).

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ROIC Market Information

ROIC’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROIC”. The following table sets forth, for the period indicated, the high and low sales price for ROIC’s common stock as reported by the NASDAQ and the per share dividends declared:

Period	High	Low	Dividends Declared
2015
First Quarter	$18.73	$16.60	$0.17
Second Quarter	$18.47	$15.44	$0.17
Third Quarter	$17.42	$15.30	$0.17
Fourth Quarter	$18.68	$16.39	$0.17
2014
First Quarter	$15.18	$13.85	$0.16
Second Quarter	$16.30	$14.82	$0.16
Third Quarter	$16.26	$14.50	$0.16
Fourth Quarter	$17.22	$14.61	$0.16

On February 19, 2016, the closing price of ROIC’s common stock as reported by the NASDAQ was $18.47.

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

The following table sets forth the dividends declared per share of ROIC’s common stock and the tax status for U.S. federal income tax purposes of such dividends declared during the years ended December 31, 2015 and 2014:

Year Ended December 31, 2015

Record Date	Payable Date	Total Dividend per Share	Ordinary Income per Share (1)	Return of Capital per Share
3/16/2015	3/30/2015	$0.170000	$0.12951	$0.04049
6/16/2015	6/30/2015	$0.170000	$0.12951	$0.04049
9/15/2015	9/29/2015	$0.170000	$0.12951	$0.04049
12/15/2015	12/29/2015	$0.170000	$0.12951	$0.04049

_________________

(1)	Ordinary Income per Share is non-qualified dividend income.

Year Ended December 31, 2014

Record Date	Payable Date	Total Dividend per Share	Ordinary Income per Share (1)	Return of Capital per Share	Total Capital Gain per Share	Section 1250 Recapture per Share
3/14/2014	3/28/2014	$0.160000	$0.09568	$0.04423	$0.02009	$0.00127
6/13/2014	6/27/2014	$0.160000	$0.09568	$0.04423	$0.02009	$0.00127
9/15/2014	9/29/2014	$0.160000	$0.09568	$0.04423	$0.02009	$0.00127
12/15/2014	12/29/2014	$0.160000	$0.09568	$0.04423	$0.02009	$0.00127

_________________

(1)	Ordinary Income per Share is non-qualified dividend income.

As of December 31, 2015, 89.0% of the outstanding interests in the Operating Partnership were owned by the Company.

Holders

As of February 19, 2016, ROIC had 56 registered holders.  Such information was obtained through the registrar and transfer agent.

Operating Partnership

There is no established trading market for the Operating Partnership's OP Units. The following table sets forth the distributions per OP Unit with respect to the periods indicated:

Period	Distributions
2015
First Quarter	$0.17
Second Quarter	$0.17
Third Quarter	$0.17
Fourth Quarter	$0.17
2014
First Quarter	$0.16
Second Quarter	$0.16
Third Quarter	$0.16
Fourth Quarter	$0.16

The Operating Partnership intends to make regular quarterly distributions to holders of OP Units, to the extent authorized by ROIC's board of directors. As of December 31, 2015, the Operating Partnership had 51 registered holders, including Retail Opportunity Investments GP, LLC.

Stockholder Return Performance

The above graph compares the cumulative total return on the Company’s common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the National Association of Real Estate Investment Trusts Equity Index (“FTSE NAREIT Equity REITs”) from December 31, 2010 through December 31, 2015.  The stock price performance graph assumes that an investor invested $100 in each of ROIC and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of ROIC’s shares of common stock.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Retail Opportunity Investments Corp.	100.00	123.74	140.26	167.85	199.47	221.47
S&P500	100.00	102.11	118.45	156.82	178.28	180.75
FTSE NAREIT Equity REITs	100.00	108.29	127.85	131.01	170.49	175.94

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

The following table presents certain information about the Company’s equity compensation plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	282,500	$10.74	1,864,095
Equity compensation plans not approved by stockholders	—	—	—
Total	282,500	$10.74	1,864,095

_________________

(1)	Includes 1,500 and 5,500 options granted during the years ended December 31, 2014, and 2013, respectively.

Item 6.  Selected Financial Data

The following tables set forth selected financial and operating information on a historical basis for ROIC and the Operating Partnership, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the Company’s financial statements, including the notes, included elsewhere herein.

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(in thousands, except share data)

	Year Ended December 31,
Retail Opportunity Investments Corp.	2015	2014	2013	2012	2011
Statement of Operations Data:
Total revenues	$192,699	$155,864	$111,232	$75,096	$51,737
Operating expenses	133,364	112,090	83,457	63,542	46,782
Operating income	59,335	43,774	27,775	11,554	4,955
Gain on consolidation of joint venture	—	—	20,382	2,145	—
Gain on bargain purchase	—	—	—	3,864	9,449
Gain on sale of real estate	—	4,869	—	—	—
Interest expense	34,243	27,593	15,855	11,380	6,225
Income from continuing operations	25,092	21,050	34,692	7,893	9,657
Loss from discontinued operations	—	—	(714)	—	—
Net income	25,092	21,050	33,978	7,893	9,656
Net income attributable to Retail Opportunity Investments Corp.	23,864	20,301	33,813	7,893	9,656
Weighted average shares outstanding – Basic:	95,651,780	83,411,230	67,419,497	51,059,408	42,477,007
Weighted average shares outstanding – Diluted:	100,017,781	87,453,409	71,004,380	52,371,168	42,526,288
Income per share – Basic:
Income from continuing operations	$0.25	$0.24	$0.51	$0.15	$0.23
Net income attributable to Retail Opportunity Investments Corp.	$0.25	$0.24	$0.50	$0.15	$0.23
Income per share – Diluted:
Income from continuing operations	$0.25	$0.24	$0.49	$0.15	$0.23
Net income attributable to Retail Opportunity Investments Corp.	$0.25	$0.24	$0.48	$0.15	$0.23
Dividends per common share	$0.68	$0.64	$0.60	$0.53	$0.39
Balance Sheet Data:
Real estate investments, net	$2,162,306	$1,697,725	$1,314,934	$864,624	$602,624
Cash and cash equivalents	$8,844	$10,773	$7,920	$4,692	$34,318
Total assets	$2,310,635	$1,851,696	$1,439,090	$950,912	$694,433
Total liabilities	$1,145,619	$888,914	$733,680	$484,370	$243,944
Non-controlling interests – redeemable OP Units	$33,674	$—	$—	$—	$—
Total equity	$1,131,342	$962,782	$705,410	$466,542	$450,489

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(in thousands, except share data)

	Year Ended December 31,
Retail Opportunity Investments Partnership, LP	2015	2014	2013	2012	2011
Statement of Operations Data:
Total Revenues	$192,699	$155,864	$111,232	$75,096	$51,737
Operating expenses	133,364	112,090	83,457	63,542	46,782
Operating income	59,335	43,774	27,775	11,554	4,955
Gain on consolidation of joint venture	—	—	20,382	2,145	—
Gain on bargain purchase	—	—	—	3,864	9,449
Gain on sale of real estate	—	4,869	—	—	—
Interest expense	34,243	27,593	15,855	11,380	6,225
Income from continuing operations	25,092	21,050	34,692	7,893	9,657
Loss from discontinued operations	—	—	(714)	—	—
Net income	25,092	21,050	33,978	7,893	9,657
Net income attributable to the Operating Partnership	25,092	21,050	33,978	7,893	9,657
Weighted average units outstanding – Basic:	99,738,504	86,573,888	68,258,005	51,059,408	42,477,007
Weighted average units outstanding – Diluted:	100,017,781	87,453,409	71,004,380	52,371,168	42,526,288
Income per unit – Basic:
Income from continuing operations	$0.25	$0.24	$0.51	$0.15	$0.23
Net income attributable to the Operating Partnership	$0.25	$0.24	$0.50	$0.15	$0.23
Income per unit – Diluted:
Income from continuing operations	$0.25	$0.24	$0.49	$0.15	$0.23
Net income attributable to the Operating Partnership	$0.25	$0.24	$0.48	$0.15	$0.23
Distributions per unit	$0.68	$0.64	$0.60	$0.53	$0.39
Balance Sheet Data:
Real estate investments, net	$2,162,306	$1,697,725	$1,314,934	$864,624	$602,624
Cash and cash equivalents	$8,844	$10,773	$7,920	$4,692	$34,318
Total assets	$2,310,635	$1,851,696	$1,439,090	$950,912	$694,433
Total liabilities	$1,145,619	$888,914	$733,680	$484,370	$243,944
Redeemable limited partners	$33,674	$—	$—	$—	$—
Total capital	$1,131,342	$962,782	$705,410	$466,542	$450,489

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of December 31, 2015, ROIC owned an approximate 89.0% partnership interest and other limited partners owned the remaining 11.0% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

From the commencement of its operations through December 31, 2015, the Company has completed approximately $2.2 billion of shopping center investments. As of December 31, 2015, the Company’s portfolio consisted of 73 retail properties totaling approximately 8.6 million square feet of GLA.

As of December 31, 2015, the Company’s portfolio was approximately 97.2% leased. During the year ended December 31, 2015, the Company leased and renewed approximately 554,000 and 699,000 square feet, respectively, in its portfolio.

The table below provides a reconciliation of beginning of year vacant space to end of year vacant space as of December 31, 2015.

Vacant Space Square Footage
Vacant space at December 31, 2014	253,223
Square footage vacated	242,615
Vacant space in acquired properties	60,485
Square footage leased	(317,921)
Vacant space at December 31, 2015	238,402

The Company has committed approximately $20.8 million, or $37.60 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the year ended December 31, 2015. The Company has committed approximately $1.5 million, or $2.66 per square foot, in leasing commissions for the new leases that occurred during the year ended December 31, 2015. Additionally, the Company has committed approximately $186,000, or $0.27 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2015. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2015.

Results of Operations

At December 31, 2015, the Company had 73 properties, all of which are consolidated (“consolidated properties”) in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of December 31, 2015. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the years ended December 31, 2015 and 2014.

		Year Ended December 31,
		2015	2014

Operating income per GAAP		$59,335	$43,774
Plus:	Depreciation and amortization	70,957	58,435
	General and administrative expenses	12,650	11,200
	Acquisition transaction costs	965	961
	Other expenses	627	505
Property operating income		$144,534	$114,875

The following comparison for the year ended December 31, 2015 compared to the year ended December 31, 2014, makes reference to the effect of the same-center properties. Same-center properties, which totaled 53 of the Company’s 73 properties as of December 31, 2015, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2015 related to the 53 same-center properties owned by the Company during the entirety of both the years ended December 31, 2015 and 2014 and consolidated into the Company’s financial statements during such periods.

		Year Ended December 31, 2015
		Same-center	Non Same-Center	Total

Operating income per GAAP		$58,758	$577	$59,335
Plus:	Depreciation and amortization	48,660	22,297	70,957
	General and administrative expenses (1)	—	12,650	12,650
	Acquisition transaction costs	53	912	965
	Other expenses (1)	—	627	627
Property operating income		$107,471	$37,063	$144,534

______________________

(1)	For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2014 related to the 53 same-center properties owned by the Company during the entirety of both the years ended December 31, 2015 and 2014 and consolidated into the Company’s financial statements during such periods.

		Year Ended December 31, 2014
		Same-Center	Non Same-Center	Total

Operating income per GAAP		$51,569	$(7,795)	$43,774
Plus:	Depreciation and amortization	49,967	8,468	58,435
	General and administrative expenses (1)	—	11,200	11,200
	Acquisition transaction costs	94	867	961
	Other expenses (1)	—	505	505
Property operating income		$101,630	$13,245	$114,875

______________________

(1)	For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the year ended December 31, 2015, the Company generated property operating income of approximately $144.5 million compared to property operating income of $114.9 million generated during the year ended December 31, 2014. Property operating income increased by $29.7 million during the year ended December 31, 2015 primarily as a result of an increase in the number of properties owned by the Company in 2015 compared to 2014 and an increase in same-center properties’ operating income.  As of December 31, 2015, the Company owned 73 consolidated properties as compared to 61 properties at December 31, 2014. The properties acquired during 2015 and 2014 increased property operating income in 2015 by approximately $23.8 million. The 53 same-center properties increased property operating income by approximately $5.8 million. This increase is primarily due to an increase in base rents and other property income.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the year ended December 31, 2015 of approximately $71.0 million compared to $58.4 million incurred during the year ended December 31, 2014. Depreciation and amortization expenses were higher in 2015 as a result of an increase in the number of properties owned by the Company in 2015 compared to 2014.

General and administrative expenses

The Company incurred general and administrative expenses during the year ended December 31, 2015 of approximately $12.7 million compared to $11.2 million incurred during the year ended December 31, 2014. General and administrative expenses increased approximately $1.5 million primarily as a result of an increase in compensation-related expenses.

Acquisition transaction costs

The Company incurred property acquisition costs during the year ended December 31, 2015 of approximately $965,000, which is consistent with the $961,000 incurred during the year ended December 31, 2014.

Interest expense and other finance expenses

During the year ended December 31, 2015, the Company incurred approximately $34.2 million of interest expense compared to approximately $27.6 million during the year ended December 31, 2014. Interest expense increased approximately $6.7 million primarily due to a higher debt level as a result of acquisitions, interest incurred related to the Senior Notes Due 2024 issued in December 2014, slightly offset by a decrease in interest related to the Company’s interest rate swaps, as the Company’s remaining swaps were cash settled in 2014.

Gain on sale of property

On June 5, 2014, the Company sold Phillips Village Shopping Center, a non-core shopping center located in Pomona, California with an occupancy rate of approximately 10.4% as of May 31, 2014. The sales price of this property of approximately $16.0 million, less costs to sell, resulted in net proceeds to the Company of approximately $15.6 million. The Company recorded a gain on sale of approximately $3.3 million for the year ended December 31, 2014. Additionally, on August 25, 2014, the Company sold the Oregon City Point Shopping Center, a non-core shopping center located in Oregon City, Oregon. The sales price of this property of approximately $12.4 million, less costs to sell, resulted in net proceeds of approximately $12.0 million. The Company recorded a gain on sale of approximately $1.6 million for the year ended December 31, 2014. There were no comparable gains recorded during the year ended December 31, 2015.

Results of Operations for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the years ended December 31, 2014 and 2013.

		Year Ended December 31,
		2014	2013

Operating income per GAAP		$43,774	$27,775
Plus:	Depreciation and amortization	58,435	40,398
	General and administrative expenses	11,200	10,059
	Acquisition transaction costs	961	1,688
	Other expenses	505	315
Less:	Mortgage interest income	—	(624)
Property operating income		$114,875	$79,611

The following comparison for the year ended December 31, 2014 compared to the year ended December 31, 2013, makes reference to the effect of the same-center properties. Same-center properties, which totaled 41 of the Company’s 61 properties as of December 31, 2014, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2014 related to the 41 same-center properties owned by the Company during the entirety of both the years ended December 31, 2014 and 2013 and consolidated into the Company’s financial statements during such periods (in thousands).

		Year Ended December 31, 2014
		Same-Center	Non Same-Center	Total

Operating income per GAAP		$36,474	$7,300	$43,774
Plus:	Depreciation and amortization	32,105	26,330	58,435
	General and administrative expenses (1)	—	11,200	11,200
	Acquisition transaction costs	6	955	961
	Other expenses (1)	—	505	505
Property operating income		$68,585	$46,290	$114,875

______________________

(1)	For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2013 related to the 41 same-center properties owned by the Company during the entirety of both the years ended December 31, 2014 and 2013 and consolidated into the Company’s financial statements during such periods (in thousands).

		Year Ended December 31, 2013
		Same-Center	Non Same-Center	Total

Operating income per GAAP		$35,757	$(7,982)	$27,775
Plus:	Depreciation and amortization	31,487	8,911	40,398
	General and administrative expenses (1)	—	10,059	10,059
	Acquisition transaction costs	229	1,459	1,688
	Other expenses (1)	—	315	315
Less:	Mortgage interest income	—	(624)	(624)
Property operating income		$67,473	$12,138	$79,611

______________________

(1)	For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the year ended December 31, 2014, the Company generated property operating income of approximately $114.9 million compared to property operating income of $79.6 million generated during the year ended December 31, 2013. Property operating income increased by $35.3 million during the year ended December 31, 2014 primarily as a result of an increase in the number of properties owned by the Company in 2014 compared to 2013 and an increase in same-center properties’ operating income.  As of December 31, 2014, the Company owned 61 consolidated properties as compared to 55 properties at December 31, 2013. The properties acquired during 2014 and 2013 increased property operating income in 2014 by approximately $34.2 million. The 41 same-center properties increased property operating income by approximately $1.1 million.

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

Interest expense and other finance expenses

During the year ended December 31, 2014, the Company incurred approximately $27.6 million of interest expense compared to approximately $15.9 million during the year ended December 31, 2013. Interest expense increased approximately $11.7 million primarily due to a higher debt level as a result of acquisitions, interest incurred related to the Senior Notes Due 2023 issued in December 2013 and the Senior Notes Due 2024 issued in December 2014, slightly offset by a decrease in interest related to the Company’s interest rate swaps, as the Company’s remaining swaps were cash settled in 2014.

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

The Financial Accounting Standards Board (“FASB”) guidance relating to business combinations requires, among other things, an acquirer of a business (or investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions. Accordingly, the costs of acquisitions will reduce our FFO. For the years ended December 31, 2015, 2014 and 2013, the Company expensed $1.0 million, $1.0 million and $1.7 million, respectively, relating to real estate acquisitions.

While the Company does not have any joint ventures as of December 31, 2015, in the future, the Company may acquire the remaining interests from its joint venture partners it does not already own. At that time, a gain or loss may be recorded, in accordance with GAAP, based on the Company’s determination of the fair value of the properties at the time of any such purchase of the remaining interests in the properties. Accordingly, the amount of the gain or loss will increase or decrease, respectively, our FFO. During the year ended December 31, 2013, the Company acquired the remaining interests in its joint venture from certain of its joint venture partners. The gain recorded upon consolidation of joint ventures for the year ended December 31, 2013 was approximately $20.4 million. The Company did not record any such gain or loss during the years ended December 31, 2015 or 2014.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Year Ended December 31,
	2015	2014	2013

Net income attributable to ROIC	$23,864	$20,301	$33,813
Plus: Depreciation and amortization	70,957	58,435	40,398
Depreciation and amortization attributable to unconsolidated joint ventures	—	—	1,060
Gain on sale of real estate	—	(4,869)	—
Loss from discontinued operations	—	—	714
Funds from operations – basic	94,821	73,867	75,985
Net income attributable to non-controlling interests	1,228	749	165
Funds from operations – diluted	$96,049	$74,616	$76,150

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2015 and 2014. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 53 of the Company’s 73 properties as of December 31, 2015, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

	Year Ended December 31,
	2015	2014

Same-center cash NOI	$95,058	$90,786
Non same-center cash NOI	33,253	12,516
Total Company cash NOI	128,311	103,302
Adjustments
Depreciation and amortization	(70,957)	(58,435)
General and administrative expenses	(12,650)	(11,200)
Acquisition transaction costs	(965)	(961)
Other expense	(627)	(505)
Property revenues and expenses (1)	16,223	11,573
Operating income	$59,335	$43,774

______________________

(1) Includes straight-line rents, amortization of above and below-market lease intangibles, anchor lease termination fees, net of contractual amounts, and expense and recovery adjustments related to prior periods.

During the year ended December 31, 2015, the Company generated same-center cash NOI of approximately $95.1 million compared to same-center cash NOI of approximately $90.8 million generated during the year ended December 31, 2014, representing a 4.7% increase. This increase is primarily due to an increase in base rents and other property income, and a decrease in bad debt expense.

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2014 and 2013. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 41 of the Company’s 61 properties as of December 31, 2014, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

	Year Ended December 31,
	2014	2013

Same-center cash NOI	$62,542	$60,355
Non same-center cash NOI	41,149	11,971
Total Company cash NOI	103,691	72,326
Adjustments
Depreciation and amortization	(58,435)	(40,398)
General and administrative expenses	(11,200)	(10,059)
Acquisition transaction costs	(961)	(1,688)
Other expense	(505)	(315)
Property revenues and expenses (1)	11,184	7,909
Operating income	$43,774	$27,775

______________________

(1) Includes straight-line rents, amortization of above and below-market lease intangibles, anchor lease termination fees, net of contractual amounts, and expense and recovery adjustments related to prior periods.

During the year ended December 31, 2014, the Company generated same-center cash NOI of approximately $62.5 million compared to same-center cash NOI of approximately $60.4 million generated during the year ended December 31, 2013, representing a 3.6% increase. This increase is primarily due to an increase in same-center occupancy and base rents.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition.  Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods.  The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions.  The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases. The value of in-place leases are amortized to expense over the remaining non-cancellable terms of the respective leases.  If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.  The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value.  The Company will record a liability in situations where any part of the cash consideration is deferred.  The amounts payable in the future are discounted to their present value.  The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations.  If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed as of the acquisition date is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2015.

REIT Qualification Requirements

The Company elected to be taxed as a REIT under the Code, and believes that it has been organized and has operated in a manner that will allow it to continue to qualify for taxation as a REIT under the Code.

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

Recent U.S. Federal Income Tax Legislation

On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015 (the “PATH Act”). The PATH Act changes certain of the rules affecting REIT qualification and taxation of REITs and REIT shareholders, which are briefly summarized below.

•	For taxable years beginning after 2017, the percentage of a REIT's total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•	“Publicly offered REITs” (which generally include any REIT required to file annual and periodic reports with the SEC, including us) are no longer subject to the preferential dividend rules for taxable years beginning after 2014.

•	For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are qualifying assets for purposes of the 75% REIT asset test. However, no more than 25% of the value of a REIT's assets may consist of debt instruments that are issued by publicly offered REITs that are not otherwise treated as real estate assets, and interest on debt of a publicly offered REIT will not be qualifying income under the 75% REIT gross income test unless the debt is secured by real property.

•	For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% REIT asset test. Similarly, a debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

•	For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

•	For taxable years beginning after 2015, a 100% excise tax will apply to “redetermined services income,” i.e., non-arm’s-length income of a REIT’s TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

•	The rate of withholding tax applicable under FIRPTA to certain sales and other dispositions of U.S. real property interests (“USRPIs”) by non-U.S. persons, and certain distributions from corporations whose stock may constitute a USRPI, is increased from 10% to 15% for dispositions and distributions occurring after February 16, 2016.

•	For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends received from a publicly traded REIT as ordinary dividends is increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, certain look-through, presumption, and other rules will apply for purposes of determining if we qualify as domestically controlled.

•	For dispositions and distributions after December 18, 2015, certain “qualified foreign pension funds” satisfying certain requirements, as well as entities that are wholly owned by a qualified foreign pension fund, are exempt from income and withholding taxes applicable under FIRPTA. In addition, new FIRPTA rules apply to ownership of REIT shares by “qualified shareholders,” which generally include publicly traded non-U.S. stockholders meeting certain requirements.

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

During the year ended December 31, 2015, the Company’s primary source of cash was proceeds from the issuance of common stock and distributions from the Operating Partnership. As of December 31, 2015, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On August 10, 2015, ROIC issued 5,520,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $87.4 million, after deducting the underwriters’ discounts and commissions and offering expenses.

During the year ended December 31, 2014, ROIC entered into four separate Sales Agreements (the “2014 sales agreements”) with Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals. During the year ended December 31, 2015, ROIC sold a total of 544,567 shares under one of the 2014 sales agreements, which resulted in gross proceeds of approximately $9.9 million and commissions of approximately $149,000 paid to the agent.

For the year ended December 31, 2015, dividends paid to stockholders totaled approximately $65.8 million. Additionally, for the year ended December 31, 2015, the Operating Partnership made distributions of approximately $2.8 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $86.9 million.  For the year ended December 31, 2014, dividends paid to stockholders totaled approximately $53.6 million. Additionally, for the year ended December 31, 2014, the Operating Partnership made distributions of approximately $2.0 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $65.2 million. In the future, it is expected that the cash flows from stabilized properties will be sufficient to cover the dividends paid to stockholders.

Potential future sources of capital include equity issuances and distributions from the Operating Partnership.

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

During the year ended December 31, 2015, the Operating Partnership’s primary sources of cash were (i) proceeds from bank borrowings on its term loan and revolving credit facility, (ii) proceeds from the sale of common stock that were contributed to the Operating Partnership, (iii) proceeds from a property level secured financing, and (iv) cash flow from operations. As of December 31, 2015, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

On September 29, 2015, the Company entered into a term loan agreement with KeyBank National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent and the other lenders party thereto, under which the lenders agreed to provide a $300.0 million unsecured term loan facility. The term loan agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the term loan agreement, including the consent of the lenders for the additional commitments. The initial maturity date of the term loan is January 31, 2019, subject to two one-year extension options, which may be exercised upon satisfaction of certain conditions including the payment of extension fees. Borrowings under the term loan agreement bear interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its "prime rate," and (c) the Eurodollar Rate plus 1.10%.

The Operating Partnership has an unsecured revolving credit facility with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility has been extended to January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions. The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2015.

As of December 31, 2015, $300.0 million and $135.5 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the year ended December 31, 2015 were 1.3% and 1.2%, respectively. The Company had $364.5 million available to borrow under the credit facility at December 31, 2015. The Company had no available borrowings under the term loan at December 31, 2015.

On September 1, 2015, the Company entered into a $35.5 million loan with PNC Bank, National Association. The loan is secured by the Diamond Hills Plaza property and bears interest at 3.55% annually. The loan matures on October 1, 2025, is interest only through September 30, 2021 and amortizes thereafter, on a 30-year amortization.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year ended December 31,
	2015	2014	2013

Net Cash Provided by (Used in):
Operating activities	$86,917	$65,207	$37,753
Investing activities	$(337,115)	$(399,856)	$(344,977)
Financing activities	$248,269	$337,502	$310,452

Net Cash Flows from:

Operating Activities

Increase in cash flows provided by operating activities from 2014 to 2015:

Net cash flows provided by operating activities amounted to $86.9 million during the year ended December 31, 2015, compared to $65.2 million during the year ended December 31, 2014. During the year ended December 31, 2015, cash flows provided by operating activities increased by approximately $21.7 million primarily due to an increase in property operating income of approximately $29.7 million, offset by an increase in interest expense of approximately $6.7 million due to higher borrowing amounts in 2015 as compared to 2014.

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

Investing Activities

Decrease in cash flows used in investing activities from 2014 to 2015:

Net cash flows used by investing activities amounted to $337.1 million during the year ended December 31, 2015, compared to $399.9 million during the year ended December 31, 2014. During the year ended December 31, 2015, cash flows used in investing activities decreased approximately $62.7 million, primarily due to the decrease in investments in real estate of approximately $84.6 million, and a decrease in deposits on real estate acquisitions of approximately $7.7 million, offset by a decrease in proceeds from the sale of real estate of approximately $27.6 million.

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

Financing Activities

Decrease in cash flows provided by financing activities from 2014 to 2015:

Net cash flows provided by financing activities amounted to $248.3 million during the year ended December 31, 2015, compared to $337.5 million during the year ended December 31, 2014. During the year ended December 31, 2015, cash flows provided by financing activities decreased approximately $89.2 million, primarily due to a decrease of $246.5 million of net proceeds from the issuance of senior notes with no issuance in 2015, the decrease of approximately $70.7 million in proceeds from the exercise of warrants in 2014, the decrease of approximately $113.6 million in proceeds from the sale of common stock, an increase of approximately $62.3 million in principal repayments on mortgages, a net decrease of approximately $119.3 million in proceeds from draws on the credit facility, and an increase of approximately $13.0 million in distributions paid to common shareholders and OP unit holders. These decreases were offset by a $500.0 million increase related to the term loan for $300.0 million in proceeds received during the year ended December 31, 2015 and $200.0 million in payments made during the year ended December 31, 2014, and an increase of $35.5 million in proceeds from a new mortgage loan received during the year ended December 31, 2015.

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

Contractual Obligations

The following table presents the Company’s operating lease obligations and the principal and interest amounts of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding, at December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$7,586	$8,460	$10,137	$—	$—	$35,500	$61,683
Mortgage Notes Payable Interest	2,636	2,189	1,382	1,278	1,281	5,988	14,754
Term loan (2)	—	—	—	300,000	—	—	300,000
Credit facility (3)	—	—	—	135,500	—	—	135,500
Senior Notes Due 2024 (4)	10,000	10,000	10,000	10,000	10,000	290,000	340,000
Senior Notes Due 2023 (4)	12,500	12,500	12,500	12,500	12,500	287,500	350,000
Operating lease obligations	981	1,049	1,054	1,059	1,067	36,204	41,414
Total	$33,703	$34,198	$35,073	$460,337	$24,848	$655,192	$1,243,351

__________________

(1)	Does not include unamortized mortgage premium of approximately $0.9 million as of December 31, 2015.

(2)	For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the average interest rate on the term loan during the year ended December 31, 2015 which was 1.3%. Borrowings under the term loan accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

(3)	For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the average interest rate on the credit facility during the year ended December 31, 2015 which was 1.2%. Borrowings under the credit facility accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(4)	Represents payments of interest only in years 2016 through 2020 and payments of both principal and interest thereafter.

The Company has committed approximately $21.0 million and $1.5 million in tenant improvements (including building and improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the year ended December 31, 2015. As of December 31, 2015, the Company did not have any capital lease obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of December 31, 2015, the Company does not have any off-balance sheet arrangements.

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

On September 29, 2015, the Company entered into the Term Loan Agreement with KeyBank National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent and the other lenders party thereto, under which the lenders agreed to provide a $300.0 million unsecured term loan facility. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. The initial maturity date of the term loan is January 31, 2019, subject to two one-year extension options, which may be exercised upon satisfaction of certain conditions including the payment of extension fees. The Operating Partnership has an unsecured revolving credit facility with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility has been extended to January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

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

As of December 31, 2015, the Company had $435.5 million of variable rate debt outstanding.  The Company has primarily used fixed-rate debt and forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 12, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company previously entered into five interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  During the years ended December 31, 2014 and 2013, the Company settled three and two of its interest rate swaps in accordance with their settlement dates, respectively, and there are no interest rate swaps outstanding as of December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedules listed in the Index at Item 8.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Opportunity Investments Corp. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Retail Opportunity Investments Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

We have audited Retail Opportunity Investments Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Retail Opportunity Investments Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Retail Opportunity Investments Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Retail Opportunity Investments Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015 of Retail Opportunity Investments Corp. and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Retail Opportunity Investments Partnership, LP

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Partnership, LP (the “Operating Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, Partners’ capital, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedules listed in the Index at Item 8.  These financial statements and schedules are the responsibility of the Operating Partnership’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Opportunity Investments Partnership, LP at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

/s/ Ernst & Young LLP

San Diego, California

February 24, 2016

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Real Estate Investments:
Land	$669,307	$550,078
Building and improvements	1,627,310	1,235,820
	2,296,617	1,785,898
Less: accumulated depreciation	134,311	88,173
Real Estate Investments, net	2,162,306	1,697,725
Cash and cash equivalents	8,844	10,773
Restricted cash	227	514
Tenant and other receivables, net	28,652	23,025
Deposits	500	4,500
Acquired lease intangible assets, net of accumulated amortization	66,942	71,433
Prepaid expenses	1,953	2,454
Deferred charges, net of accumulated amortization	39,316	39,731
Other	1,895	1,541
Total assets	$2,310,635	$1,851,696

LIABILITIES AND EQUITY
Liabilities:
Term loan	$300,000	$—
Credit facility	135,500	156,500
Senior Notes Due 2024	246,809	246,521
Senior Notes Due 2023	246,518	246,174
Mortgage notes payable	62,605	94,183
Acquired lease intangible liabilities, net of accumulated amortization	124,861	118,359
Accounts payable and accrued expenses	13,205	12,173
Tenants’ security deposits	5,085	3,961
Other liabilities	11,036	11,043
Total liabilities	1,145,619	888,914
Commitments and contingencies	—	—

Non-controlling interests – redeemable OP Units	33,674	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 99,531,034 and 92,991,333 shares issued and outstanding at December 31, 2015 and 2014, respectively	10	9
Additional paid-in-capital	1,166,395	1,013,561
Dividends in excess of earnings	(122,991)	(80,976)
Accumulated other comprehensive loss	(6,743)	(8,882)
Total Retail Opportunity Investments Corp. stockholders' equity	1,036,671	923,712
Non-controlling interests	94,671	39,070
Total equity	1,131,342	962,782
Total liabilities and equity	$2,310,635	$1,851,696

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Base rents	$148,622	$119,842	$86,195
Recoveries from tenants	40,562	32,945	22,497
Mortgage interest income	—	—	624
Other income	3,515	3,077	1,916
Total revenues	192,699	155,864	111,232

Operating expenses
Property operating	28,475	25,036	19,750
Property taxes	19,690	15,953	11,247
Depreciation and amortization	70,957	58,435	40,398
General and administrative expenses	12,650	11,200	10,059
Acquisition transaction costs	965	961	1,688
Other expenses	627	505	315
Total operating expenses	133,364	112,090	83,457

Operating income	59,335	43,774	27,775
Non-operating income (expenses)
Interest expense and other finance expenses	(34,243)	(27,593)	(15,855)
Gain on consolidation of joint venture	—	—	20,382
Equity in earnings from unconsolidated joint ventures	—	—	2,390
Gain on sale of real estate	—	4,869	—
Income from continuing operations	25,092	21,050	34,692
Loss from discontinued operations	—	—	(714)
Net income	25,092	21,050	33,978
Net income attributable to non-controlling interest	(1,228)	(749)	(165)
Net Income Attributable to Retail Opportunity Investments Corp.	$23,864	$20,301	$33,813

Net income per share – basic:
Income from continuing operations	$0.25	$0.24	$0.51
Loss from discontinued operations	—	—	(0.01)
Net income per share	$0.25	$0.24	$0.50

Net income per share – diluted:
Income from continuing operations	$0.25	$0.24	$0.49
Loss from discontinued operations	—	—	(0.01)
Net income per share	$0.25	$0.24	$0.48

Dividends per common share	$0.68	$0.64	$0.60

Comprehensive income:
Net income	$25,092	$21,050	$33,978
Other comprehensive income
Unrealized gain on swap derivative
Unrealized swap derivative (loss) gain arising during the period	—	(3,132)	4,565
Reclassification adjustment for amortization of interest expense included in net income	2,139	3,219	4,621
Other comprehensive income	2,139	87	9,186
Comprehensive income	27,231	21,137	43,164
Comprehensive income attributable to non-controlling interests	(1,228)	(749)	(165)
Comprehensive income attributable to Retail Opportunity Investments Corp	$26,003	$20,388	$42,999

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non- controlling interests	Equity
Balance at December 31, 2012	52,596,754	$5	$523,541	$(38,851)	$(18,155)	$2	$466,542
Shares issued under the 2009 Plan	313,364	—	—	—	—	—	—
Repurchase of common stock	(30,333)	—	(407)	—	—	—	(407)
Retirement of options	—	—	(275)	—	—	—	(275)
Stock based compensation expense	—	—	2,856	—	—	—	2,856
Proceeds from the exercise of warrants	18,877,482	2	226,528	—	—	—	226,530
Exercise of Sponsor warrants	688,500	—	—	—	—	—	—
Buyback of warrants	—	—	(32,786)	—	—	—	(32,786)
Issuance of OP Units to non-controlling interests	—	—	—	—	—	45,373	45,373
Distributions to non-controlling interests	—	—	—	—	—	(277)	(277)
Cash redemption for non-controlling interests	—	—	—	—	—	(2,190)	(2,190)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	13,314	—	—	(13,314)	—
Purchase of non-controlling interests	—	—	—	—	—	(2)	(2)
Registration expenditures	—	—	(69)	—	—	—	(69)
Cash dividends ($0.60 per share)	—	—	—	(42,469)	—	(470)	(42,939)
Dividends payable to officers	—	—	—	(110)	—	—	(110)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	33,813	—	—	33,813
Net income attributable to non-controlling interests	—	—	—	—	—	165	165
Other comprehensive loss	—	—	—	—	9,186	—	9,186
Balance at December 31, 2013	72,445,767	7	732,702	(47,617)	(8,969)	29,287	705,410
Shares issued under the 2009 Plan	340,621	—	—	—	—	—	—
Repurchase of common stock	(42,438)	—	(631)	—	—	—	(631)
Cancellation of restricted stock	(5,833)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,662	—	—	—	3,662
Proceeds from the exercise of warrants	5,878,216	1	70,538	—	—	—	70,539
Issuance of OP Units to non-controlling interests	—	—	—	—	—	16,343	16,343
Cash redemption for non-controlling interests	—	—	—	—	—	(3,280)	(3,280)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	2,020	—	—	(2,020)	—
Proceeds from the issuance of common stock	14,375,000	1	214,905	—	—	—	214,906
Registration expenditures	—	—	(9,635)	—	—	—	(9,635)
Cash dividends ($0.64 per share)	—	—	—	(53,522)	—	(2,009)	(55,531)
Dividends payable to officers	—	—	—	(138)	—	—	(138)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	20,301	—	—	20,301
Net income attributable to non-controlling interests	—	—	—	—	—	749	749
Other comprehensive income	—	—	—	—	87	—	87
Balance at December 31, 2014	92,991,333	9	1,013,561	(80,976)	(8,882)	39,070	962,782
Shares issued under the 2009 Plan	381,577	—	—	—	—	—	—
Repurchase of common stock	(78,570)	—	(1,317)	—	—	—	(1,317)
Cancellation of restricted stock	(2,832)	—	—	—	—	—	—
Stock based compensation expense	—	—	4,684	—	—	—	4,684
Redemption of OP Units	174,959	—	3,184	—	—	(3,184)	—
Issuance of OP Units to non-controlling interests	—	—	—	—	—	116,640	116,640
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	49,609	—	—	(49,609)	—
Proceeds from the issuance of common stock	6,064,567	1	101,292	—	—	—	101,293
Registration expenditures	—	—	(4,618)	—	—	—	(4,618)
Cash dividends ($0.68 per share)	—	—	—	(65,718)	—	(2,764)	(68,482)
Dividends payable to officers	—	—	—	(161)	—	—	(161)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	23,864	—	—	23,864
Net income attributable to non-controlling interests	—	—	—	—	—	1,228	1,228
Other comprehensive income	—	—	—	—	2,139	—	2,139
Total	99,531,034	$10	$1,166,395	$(122,991)	$(6,743)	$101,381	$1,138,052
Less: Promissory note secured by equity	—	—	—	—	—	(6,710)	(6,710)
Balance at December 31, 2015	99,531,034	$10	$1,166,395	$(122,991)	$(6,743)	$94,671	$1,131,342

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,092	$21,050	$33,978
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70,957	58,435	40,398
Amortization of deferred financing costs and mortgage premiums, net	662	(432)	(144)
Gain on consolidation of joint venture	—	—	(20,382)
Straight-line rent adjustment	(5,013)	(3,795)	(3,734)
Amortization of above and below market rent	(9,890)	(6,945)	(4,444)
Amortization relating to stock based compensation	4,684	3,662	2,856
Provisions for tenant credit losses	1,984	2,316	1,623
Equity in earnings from unconsolidated joint ventures	—	—	(2,390)
Other noncash interest expense	2,139	1,848	—
Gain on sale of real estate	—	(4,869)	—
Loss on sale of discontinued operations	—	—	714
Settlement of interest rate swap agreements	—	(3,230)	(8,750)
Other	—	—	792
Change in operating assets and liabilities
Restricted cash	264	190	74
Tenant and other receivables	(2,599)	(1,605)	(4,820)
Prepaid expenses	501	(1,106)	(105)
Accounts payable and accrued expenses	512	(1,164)	2,943
Other assets and liabilities, net	(2,376)	852	(856)
Net cash provided by operating activities	86,917	65,207	37,753

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(313,623)	(398,205)	(289,399)
Acquisition of entities	—	—	(43,378)
Proceeds from sale of real estate and land	—	27,622	5,608
Investments in mortgage notes receivables	—	—	(294)
Improvements to properties	(27,515)	(26,142)	(19,067)
Deposits on real estate acquisitions, net	4,000	(3,725)	1,225
Construction escrows and other	23	594	328
Net cash used in investing activities	(337,115)	(399,856)	(344,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(84,308)	(21,982)	(14,902)
Proceeds from new mortgage loan	35,500	—	—
Proceeds from term loan	300,000	—	—
Payments on term loan	—	(200,000)	—
Proceeds from draws on credit facility	430,000	549,300	342,950
Payments on credit facility	(451,000)	(449,750)	(405,000)
Proceeds from issuance of Senior Notes Due 2024	—	246,500	—
Proceeds from issuance of Senior Notes Due 2023	—	—	245,825
Payment of contingent consideration	—	—	(1,864)
Proceeds from exercise of warrants	—	70,723	226,530
Payments to acquire warrants	—	—	(32,786)
Issuance of promissory note	(6,710)	—	—
Proceeds from the sale of common stock	101,293	214,906	—
Purchase of non-controlling interest	—	—	(2)
Redemption of OP Units	—	(3,280)	(2,190)
Distributions to Operating Partnership	(2,764)	(2,009)	(747)
Deferred financing and other costs	(1,849)	(3,188)	(4,098)
Registration expenditures	(4,739)	(9,513)	(69)
Dividends paid to common shareholders	(65,837)	(53,574)	(42,513)
Repurchase of common stock	(1,317)	(631)	(407)
Retirement of options	—	—	(275)
Net cash provided by financing activities	248,269	337,502	310,452
Net (decrease) increase in cash and cash equivalents	(1,929)	2,853	3,228
Cash and cash equivalents at beginning of period	10,773	7,920	4,692
Cash and cash equivalents at end of period	$8,844	$10,773	$7,920

Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$241	$331	$242
Interest paid	$31,996	$26,006	$14,579

Other non-cash investing and financing activities – increase (decrease):
Issuance of OP Units in connection with acquisitions	$150,315	$16,343	$45,373
Assumed mortgage upon acquisition	$19,024	$—	$62,750
Intangible lease liabilities	$20,925	$44,264	$35,039
Transfer of equity investment in property to real estate investment	$—	$—	$15,991
Interest rate swap asset	$—	$(1,948)	$1,948
Interest rate swap liabilities	$—	$(2,529)	$6,734
Accrued real estate improvement costs	$590	$1,372	$592

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Balance Sheets

(In thousands)

	December 31, 2015	December 31, 2014
ASSETS
Real Estate Investments:
Land	$669,307	$550,078
Building and improvements	1,627,310	1,235,820
	2,296,617	1,785,898
Less: accumulated depreciation	134,311	88,173
Real Estate Investments, net	2,162,306	1,697,725
Cash and cash equivalents	8,844	10,773
Restricted cash	227	514
Tenant and other receivables, net	28,652	23,025
Deposits	500	4,500
Acquired lease intangible assets, net of accumulated amortization	66,942	71,433
Prepaid expenses	1,953	2,454
Deferred charges, net of accumulated amortization	39,316	39,731
Other	1,895	1,541
Total assets	$2,310,635	$1,851,696

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$300,000	$—
Credit facility	135,500	156,500
Senior Notes Due 2024	246,809	246,521
Senior Notes Due 2023	246,518	246,174
Mortgage notes payable	62,605	94,183
Acquired lease intangible liabilities, net of accumulated amortization	124,861	118,359
Accounts payable and accrued expenses	13,205	12,173
Tenants’ security deposits	5,085	3,961
Other liabilities	11,036	11,043
Total liabilities	1,145,619	888,914

Commitments and contingencies	—	—

Redeemable limited partners	33,674	—

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	1,043,414	932,594
Limited partners’ capital (consists of limited partnership interests held by third parties)	94,671	39,070
Accumulated other comprehensive loss	(6,743)	(8,882)
Total capital	1,131,342	962,782
Total liabilities and capital	$2,310,635	$1,851,696

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Statements of Operations and Comprehensive Income

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Revenues
Base rents	$148,622	$119,842	$86,195
Recoveries from tenants	40,562	32,945	22,497
Mortgage interest income	—	—	624
Other income	3,515	3,077	1,916
Total revenues	192,699	155,864	111,232

Operating expenses
Property operating	28,475	25,036	19,750
Property taxes	19,690	15,953	11,247
Depreciation and amortization	70,957	58,435	40,398
General and administrative expenses	12,650	11,200	10,059
Acquisition transaction costs	965	961	1,688
Other expenses	627	505	315
Total operating expenses	133,364	112,090	83,457

Operating income	59,335	43,774	27,775
Non-operating income (expenses)
Interest expense and other finance expenses	(34,243)	(27,593)	(15,855)
Gain on consolidation of joint venture	—	—	20,382
Equity in earnings from unconsolidated joint ventures	—	—	2,390
Gain on sale of real estate	—	4,869	—
Income from continuing operations	25,092	21,050	34,692
Loss from discontinued operations	—	—	(714)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$25,092	$21,050	$33,978

Net income per unit – basic:
Income from continuing operations	$0.25	$0.24	$0.51
Loss from discontinued operations	—	—	(0.01)
Net income per unit	$0.25	$0.24	$0.50

Net income per unit – diluted:
Income from continuing operations	$0.25	$0.24	$0.49
Loss from discontinued operations	—	—	(0.01)
Net income per unit	$0.25	$0.24	$0.48

Distributions per unit	$0.68	$0.64	$0.60

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$25,092	$21,050	$33,978
Other comprehensive income
Unrealized gain on swap derivative
Unrealized swap derivative (loss) gain arising during the period	—	(3,132)	4,565
Reclassification adjustment for amortization of interest expense included in net income	2,139	3,219	4,621
Other comprehensive income	2,139	87	9,186
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$27,231	$21,137	$43,164

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Non- controlling interests	Capital
Balance at December 31, 2012	—	$—	52,596,754	$484,695	$(18,155)	$2	$466,542
OP Units issued under the 2009 Plan	—	—	313,364	—	—	—	—
Repurchase of OP Units	—	—	(30,333)	(407)	—	—	(407)
Retirement of options	—	—	—	(275)	—	—	(275)
Stock based compensation expense	—	—	—	2,856	—	—	2,856
Issuance of OP Units upon exercise of warrants	—	—	18,877,482	226,530	—	—	226,530
Issuance of OP Units upon exercise of Sponsor warrants	—	—	688,500	—	—	—	—
Repurchase of warrants	—	—	—	(32,786)	—	—	(32,786)
Issuance of OP Units in connection with acquisition	3,290,263	45,373	—	—	—	—	45,373
Limited Partner distributions	—	(277)	—	—	—	—	(277)
Cash redemption of OP Units	(158,221)	(2,190)	—	—	—	—	(2,190)
Adjustment to non-controlling interests	—	(13,314)	—	13,314	—	—	—
Purchase of non-controlling interests	—	—	—	—	—	(2)	(2)
Registration expenditures	—	—	—	(69)	—	—	(69)
Cash distributions ($0.60 per unit)	—	(470)	—	(42,469)	—	—	(42,939)
Dividends payable to officers	—	—	—	(110)	—	—	(110)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	165	—	33,813	—	—	33,978
Other comprehensive income	—	—	—	—	9,186	—	9,186
Balance at December 31, 2013	3,132,042	29,287	72,445,767	685,092	(8,969)	—	705,410
OP Units issued under the 2009 Plan	—	—	340,621	—	—	—	—
Repurchase of OP Units	—	—	(42,438)	(631)	—	—	(631)
Cancellation of OP Units	—	—	(5,833)	—	—	—	—
Stock based compensation expense	—	—	—	3,662	—	—	3,662
Issuance of OP Units upon exercise of warrants	—	—	5,878,216	70,539	—	—	70,539
Issuance of OP Units in connection with acquisition	989,272	16,343	—	—	—	—	16,343
Cash redemption of OP Units	(200,000)	(3,280)	—	—	—	—	(3,280)
Adjustment to non-controlling interests	—	(2,020)	—	2,020	—	—	—
Issuance of OP Units in connection with common stock offering	—	—	14,375,000	214,906	—	—	214,906
Registration expenditures	—	—	—	(9,635)	—	—	(9,635)
Cash distributions ($0.64 per unit)	—	(2,009)	—	(53,522)	—	—	(55,531)
Dividends payable to officers	—	—	—	(138)	—	—	(138)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	749	—	20,301	—	—	21,050
Other comprehensive income	—	—	—	—	87	—	87
Balance at December 31, 2014	3,921,314	39,070	92,991,333	932,594	(8,882)	—	962,782
OP Units issued under the 2009 Plan	—	—	381,577	—	—	—	—
Repurchase of OP Units	—	—	(78,570)	(1,317)	—	—	(1,317)
Cancellation of OP Units	—	—	(2,832)	—	—	—	—
Stock based compensation expense	—	—	—	4,684	—	—	4,684
Redemption of OP Units	(174,959)	(3,184)	174,959	3,184	—	—	—
Issuance of OP Units in connection with acquisition	8,449,248	116,640	—	—	—	—	116,640
Adjustment to non-controlling interests	—	(49,609)	—	49,609	—	—	—
Issuance of OP Units in connection with sale of common stock	—	—	6,064,567	101,293	—	—	101,293
Registration expenditures	—	—	—	(4,618)	—	—	(4,618)
Cash distributions ($0.68 per unit)	—	(2,764)	—	(65,718)	—	—	(68,482)
Dividends payable to officers	—	—	—	(161)	—	—	(161)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,228	—	23,864	—	—	25,092
Other comprehensive income	—	—	—	—	2,139	—	2,139
Total	12,195,603	$101,381	99,531,034	$1,043,414	$(6,743)	$—	$1,138,052
Less: Promissory note secured by capital	—	(6,710)	—	—	—	—	(6,710)
Balance at December 31, 2015	12,195,603	$94,671	99,531,034	$1,043,414	$(6,743)	$—	$1,131,342

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,092	$21,050	$33,978
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70,957	58,435	40,398
Amortization of deferred financing costs and mortgage premiums, net	662	(432)	(144)
Gain on consolidation of joint venture	—	—	(20,382)
Straight-line rent adjustment	(5,013)	(3,795)	(3,734)
Amortization of above and below market rent	(9,890)	(6,945)	(4,444)
Amortization relating to stock based compensation	4,684	3,662	2,856
Provisions for tenant credit losses	1,984	2,316	1,623
Equity in earnings from unconsolidated joint ventures	—	—	(2,390)
Other noncash interest expense	2,139	1,848	—
Gain on sale of real estate	—	(4,869)	—
Loss on sale of discontinued operations	—	—	714
Settlement of interest rate swap agreements	—	(3,230)	(8,750)
Other	—	—	792
Change in operating assets and liabilities
Restricted cash	264	190	74
Tenant and other receivables	(2,599)	(1,605)	(4,820)
Prepaid expenses	501	(1,106)	(105)
Accounts payable and accrued expenses	512	(1,164)	2,943
Other assets and liabilities, net	(2,376)	852	(856)
Net cash provided by operating activities	86,917	65,207	37,753

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(313,623)	(398,205)	(289,399)
Acquisition of entities	—	—	(43,378)
Proceeds from sale of real estate and land	—	27,622	5,608
Investments in mortgage notes receivables	—	—	(294)
Improvements to properties	(27,515)	(26,142)	(19,067)
Deposits on real estate acquisitions, net	4,000	(3,725)	1,225
Construction escrows and other	23	594	328
Net cash used in investing activities	(337,115)	(399,856)	(344,977)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(84,308)	(21,982)	(14,902)
Proceeds from new mortgage loan	35,500	—	—
Proceeds from term loan	300,000	—	—
Payments on term loan	—	(200,000)	—
Proceeds from draws on credit facility	430,000	549,300	342,950
Payments on credit facility	(451,000)	(449,750)	(405,000)
Proceeds from issuance of Senior Notes Due 2024	—	246,500	—
Proceeds from issuance of Senior Notes Due 2023	—	—	245,825
Payment of contingent consideration	—	—	(1,864)
Proceeds from the issuance of OP Units upon exercise of warrants	—	70,723	226,530
Payments to acquire warrants	—	—	(32,786)
Issuance of promissory note	(6,710)	—	—
Proceeds from the issuance of OP Units in connection with issuance of common stock	101,293	214,906	—
Purchase of non-controlling interest	—	—	(2)
Redemption of OP Units	—	(3,280)	(2,190)
Deferred financing and other costs	(1,849)	(3,188)	(4,098)
Registration expenditures	(4,739)	(9,513)	(69)
Distributions to OP Unitholders	(68,601)	(55,583)	(43,260)
Repurchase of OP Units	(1,317)	(631)	(407)
Retirement of options	—	—	(275)
Net cash provided by financing activities	248,269	337,502	310,452
Net (decrease) increase in cash and cash equivalents	(1,929)	2,853	3,228
Cash and cash equivalents at beginning of period	10,773	7,920	4,692
Cash and cash equivalents at end of period	$8,844	$10,773	$7,920

Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$241	$331	$242
Interest paid	$31,996	$26,006	$14,579

Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions	$150,315	$16,343	$45,373
Assumed mortgage upon acquisition	$19,024	$—	$62,750
Intangible lease liabilities	$20,925	$44,264	$35,039
Transfer of equity investment in property to real estate investment	$—	$—	$15,991
Interest rate swap asset	$—	$(1,948)	$1,948
Interest rate swap liabilities	$—	$(2,529)	$6,734
Accrued real estate improvement costs	$590	$1,372	$592

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

Recent Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” The pronouncement simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The pronouncement requires any adjustments to provisional amounts to be applied prospectively. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The pronouncement requires reporting entities to present debt issuance costs related to a note as a direct deduction from the face amount of that note presented in the balance sheet. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU retrospectively to all prior periods. The Company expects that the adoption of the pronouncement will result in the presentation of debt issuance costs associated with its term loan, credit facility, Senior Notes Due 2024, Senior Notes Due 2023, and mortgage notes payable which are currently included in deferred charges in its consolidated balance sheets, as a direct reduction from the carrying amount of the related debt instrument.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2015, the statute of limitations for tax years 2012 through and including 2014 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations in the period incurred.  During the years ended December 31, 2015 and 2014, capitalized costs related to the improvements or replacement of real estate properties were approximately $28.1 million and $27.5 million, respectively.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company's experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases is amortized to rental income, over the terms of the respective leases including option periods, if applicable. The value of in-place leases are amortized to expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time. The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value. The Company will record a liability in situations where any part of the cash consideration is deferred. The amounts payable in the future are discounted to their present value. The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations. If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed as of the acquisition date is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation on a retrospective basis.

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the years ended December 31, 2015, 2014 and 2013 of approximately $1.0 million, $1.0 million and $1.7 million, respectively.

Regarding certain of the Company’s 2015 and all of the Company’s 2014 property acquisitions (see Note 2), the fair value of in-place leases and other intangibles have been allocated to intangible asset and liability accounts.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2015.

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

Termination fees (included in other income) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date.  The Company recognizes termination fees in accordance with Securities and Exchange Commission’s guidance when the following conditions are met:  (a) the termination agreement is executed; (b) the termination fee is determinable; (c) all landlord services pursuant to the terminated lease have been rendered; and (d) collectivity of the termination fee is assured.  Interest income is recognized as it is earned.  Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses under generally accepted accounting principles have been met.

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and the allowance for bad debts by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at December 31, 2015 and December 31, 2014 was approximately $4.5 million and $3.6 million, respectively.

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

Deferred Charges

Deferred charges consist principally of leasing commissions and acquired lease origination costs (which are amortized ratably over the life of the tenant leases) and financing fees (which are amortized over the term of the related debt obligation).  Deferred charges in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of approximately $24.1 million and $18.8 million, as of December 31, 2015 and 2014, respectively.

The unamortized balances of deferred charges as of December 31, 2015 that will be charged to future operations are as follows (in thousands):

	Lease Origination Costs	Financing Costs	Total
2016	$6,697	$2,089	$8,786
2017	5,384	2,068	7,452
2018	4,138	2,036	6,174
2019	3,168	647	3,815
2020	2,544	521	3,065
Thereafter	8,164	1,860	10,024
	$30,095	$9,221	$39,316

Internal Capitalized Leasing Costs

The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the years ended December 31, 2015, 2014 and 2013, the Company capitalized approximately $1.1 million, $947,000 and $742,000, respectively, of such payroll-related costs.

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

During the years ended December 31, 2014 and 2013, the effect of approximately 41,400,000 warrants to purchase the Company’s common stock  (the “Public Warrants”) issued in connection with the Company’s initial public offering (the “IPO”), and the 8,000,000 warrants (the “Private Placement Warrants”) purchased by NRDC Capital Management, LLC simultaneously with the consummation of the IPO, for the time these were outstanding during these periods, were included in the calculation of diluted EPS since the weighted average share price was greater than the exercise price during these periods.  No warrants were outstanding during the year ended December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock grants awarded under the 2009 Plan described in Note 9 are excluded from the basic EPS calculation, as these units are not participating securities.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations	$25,092	$21,050	$34,692
Less income from continuing operations attributable to non-controlling interests	(1,228)	(749)	(165)
Less earnings allocated to unvested shares	(229)	(160)	(78)
Income from continuing operations available for common shareholders, basic	23,635	20,141	34,449
Loss from discontinued operations available to common shareholders, basic	—	—	(714)
Net income available to common stockholders, basic	$23,635	$20,141	$33,735

Numerator:
Income from continuing operations	$25,092	$21,050	$34,692
Less earnings allocated to unvested shares	(229)	(160)	(78)
Income from continuing operations available for common shareholders, diluted	24,863	20,890	34,614
Loss from discontinued operations available to common shareholders, diluted	—	—	(714)
Net income available to common stockholders, diluted	$24,863	$20,890	$33,900

Denominator:
Denominator for basic EPS – weighted average common equivalent shares	95,651,780	83,411,230	67,419,497
Warrants	—	631,086	2,568,822
OP Units	4,086,724	3,162,658	838,508
Restricted stock awards – performance-based	174,198	162,327	113,066
Stock options	105,079	86,108	64,487
Denominator for diluted EPS – weighted average common equivalent shares	100,017,781	87,453,409	71,004,380

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Income from continuing operations	$25,092	$21,050	$34,692
Less earnings allocated to unvested units	(229)	(160)	(78)
Income from continuing operations available for unitholders, basic and diluted	24,863	20,890	34,614
Loss from discontinued operations available to unitholders, basic and diluted	—	—	(714)
Net income available to unitholders, basic and diluted	$24,863	$20,890	$33,900

Denominator:
Denominator for basic EPS – weighted average common equivalent units	99,738,504	86,573,888	68,258,005
Warrants	—	631,086	2,568,822
Restricted stock awards – performance-based	174,198	162,327	113,066
Stock Options	105,079	86,108	64,487
Denominator for diluted EPS – weighted average common equivalent units	100,017,781	87,453,409	71,004,380

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

Non-Controlling Interests – Redeemable OP Units / Redeemable Limited Partners

OP Units are classified as either mezzanine equity or permanent equity. If ROIC could be required to deliver cash in exchange for the OP Units upon redemption, such OP Units are differentiated and referred to as Redeemable OP Units. OP Units that could require settlement in cash result in presentation in the mezzanine section of the balance sheet. See Note 10 for further discussion.

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

2.  Real Estate Investments

The following real estate investment transactions occurred during the years ended December 31, 2015 and 2014.

Property Acquisitions in 2015

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

On January 7, 2015, the Company acquired the property known as Winston Manor Shopping Center located in South San Francisco, California, for a purchase price of approximately $20.5 million. Winston Manor Shopping Center is approximately 50,000 square feet and is anchored by Grocery Outlet Supermarket, a west coast based grocer. The property was acquired with borrowings under the Company’s credit facility.

On May 6, 2015, the Company acquired key anchor spaces at two of its existing shopping centers for a purchase price of approximately $23.1 million including Lucky Supermarket at its Pinole Vista Shopping Center, located in Pinole, California, and Petco at its Canyon Park Shopping Center, located in Bothell, Washington. These anchor spaces were acquired with borrowings under the Company’s credit facility.

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

On July 28, 2015, the Company acquired the property known as Sunnyside Village Square located in Happy Valley, Oregon, within the Portland metropolitan area, for a purchase price of approximately $17.5 million. Sunnyside Village Square is approximately 85,000 square feet and is anchored by Haggen Supermarket. The property was acquired with borrowings under the Company’s credit facility.

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

On November 9, 2015, the Company acquired the property known as Johnson Creek Center located in Happy Valley, Oregon, within the Portland metropolitan area, for an adjusted purchase price of approximately $31.4 million. Johnson Creek is approximately 109,000 square feet and is anchored by Trader Joe’s and Walgreens. The property was acquired with borrowings under the Company’s credit facility.

On December 4, 2015, the Company acquired the property known as Iron Horse Plaza located in Danville, California, within the San Francisco metropolitan area, for an adjusted purchase price of approximately $45.6 million. Iron Horse Plaza is approximately 62,000 square feet and is anchored by Lunardi’s Markets, a San Francisco based grocer. The acquisition was funded through the issuance of 1,232,394 OP Units with a fair value of approximately $22.4 million, the assumption of a $19.0 million mortgage loan on the property and cash on hand. The $19.0 million mortgage loan was defeased in conjunction with the closing of the property, which was funded with borrowings under the Company’s credit facility. Further, in connection with this acquisition, the Company issued a promissory note for a total of approximately $6.7 million, secured by the OP Units of a Unitholder. It is the Company’s policy to treat all promissory notes that are secured by OP Units as a reduction of equity.

On December 10, 2015, the Company acquired the property known as Sternco Shopping Center located in Bellevue, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $49.4 million. Sternco Shopping Center is approximately 114,000 square feet and is anchored by Asian Food Center, a Seattle based grocer. The acquisition was funded through the issuance of 2,823,790 OP Units with a fair value of $49.3 million and cash on hand.

On December 21, 2015, the Company acquired the property known as Four Corner Square located in Maple Valley, Washington, within the Seattle metropolitan area, for a purchase price of approximately $41.8 million. Four Corner Square is approximately 120,000 square feet and is anchored by Grocery Outlet Supermarket, a west coast based grocer, and Walgreens. The property was acquired with borrowings under the Company’s credit facility.

On December 31, 2015, the Company acquired the property known as Warner Plaza located in Woodland Hills, California, within the Los Angeles metropolitan area, for an adjusted purchase price of approximately $78.9 million. Warner Plaza is approximately 114,000 square feet and is anchored by Sprouts Market. The acquisition was funded through the issuance of 4,393,064 OP Units with a fair value of $78.6 million and cash on hand.

Property Acquisitions in 2014

During the year ended December 31, 2014, the Company acquired eight properties throughout the west coast with a total of approximately 1.6 million square feet for a net adjusted purchase price of approximately $414.5 million

The financial information set forth below summarizes the Company’s preliminary purchase price allocation for the properties acquired during the year ended December 31, 2015 and the final purchase price allocation for the properties acquired during the year ended December 31, 2014 (in thousands).

	December 31, 2015	December 31, 2014
ASSETS
Land	$118,898	$98,891
Building and improvements	366,977	317,385
Acquired lease intangible asset	13,214	32,200
Deferred charges	4,799	10,336
Assets acquired	$503,888	$458,812
LIABILITIES
Acquired lease intangible liability	$20,925	$44,264
Liabilities assumed	$20,925	$44,264

With respect to these acquisitions, the fair value of in-place leases and other intangibles have been allocated to intangible asset and liability accounts. All allocations are preliminary and may be adjusted as final information becomes available.

Pro Forma Financial Information

The pro forma financial information is based upon the Company’s historical consolidated statements of operations for the years ended December 31, 2015 and 2014, adjusted to give effect to these transactions at the beginning of 2014. The pro forma financial information set forth below is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each year, nor does it purport to represent the results of future operations (in thousands).

	Year Ended December 31,
Statement of operations:	2015	2014
Revenues	$213,475	$204,584
Property operating and other expenses	104,629	94,709
Depreciation and amortization	80,709	80,012
Net income attributable to Retail Opportunity Investments Corp.	$28,137	$29,863

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2015 for the properties acquired during the year ended December 31, 2015 (in thousands).

Year Ended December 31, 2015
Statement of operations:
Revenues	$12,706
Property operating and other expenses	3,849
Depreciation and amortization	6,008
Net income attributable to Retail Opportunity Investments Corp.	$2,849

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2014 for the properties acquired during the year ended December 31, 2014 (in thousands).

Year Ended December 31, 2014
Statement of operations:
Revenues	$16,234
Property operating and other expenses	4,643
Depreciation and amortization	7,674
Net income attributable to Retail Opportunity Investments Corp.	$3,917

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

The Company did not have any properties dispositions during the year ended December 31, 2015.

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

As of December 31, 2015, the Company has no remaining unconsolidated joint ventures.

3.  Acquired Lease Intangibles

Intangible assets and liabilities as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Assets:
In-place leases	$79,996	$78,549
Accumulated amortization	(28,535)	(25,482)
Above-market leases	25,575	26,197
Accumulated amortization	(10,094)	(7,831)
Acquired lease intangible assets, net	$66,942	$71,433

Liabilities:
Below-market leases	$155,169	$141,552
Accumulated amortization	(30,308)	(23,193)
Acquired lease intangible liabilities, net	$124,861	$118,359

For the years ended December 31, 2015, 2014 and 2013, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities for above and below market leases was $9.9 million, $6.9 million and $4.4 million, respectively, which amounts are included in base rents in the accompanying consolidated statements of operations and comprehensive income.  For the years ended December 31, 2015, 2014 and 2013, the net amortization of in-place leases was $13.2 million, $12.5 million and $10.3 million, respectively, which amounts are included in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive income.

The scheduled future amortization of acquired lease intangible assets as of December 31, 2015 is as follows (in thousands):

Year ending December 31:
2016	$13,116
2017	10,421
2018	7,687
2019	5,146
2020	4,291
Thereafter	26,281
Total future amortization of acquired lease intangible assets	$66,942

The scheduled future amortization of acquired lease intangible liabilities as of December 31, 2015 is as follows (in thousands):

Year ending December 31:
2016	$11,260
2017	10,362
2018	9,508
2019	8,764
2020	7,950
Thereafter	77,017
Total future amortization of acquired lease intangible liabilities	$124,861

4.  Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of December 31, 2015 are summarized as follows (in thousands):

Year ending December 31:
2016	$147,424
2017	133,215
2018	113,062
2019	92,300
2020	74,680
Thereafter	351,703
Total minimum lease payments	$912,384

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

6.  Mortgage Notes Payable, Credit Facility and Senior Notes

ROIC does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership, however, ROIC has guaranteed the Operating Partnership’s term loan, revolving credit facility, carve-out guarantees on property-level debt, the Senior Notes Due 2024 and the Senior Notes Due 2023.

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at December 31, 2015 and December 31, 2014, respectively, were as follows (in thousands, except interest rates):

Property	Maturity Date	Interest Rate	December 31, 2015	December 31, 2014
Renaissance Towne Centre	June 2015	5.13%	$—	$16,205
Crossroads Shopping Center	September 2015	6.50%	—	48,581
Gateway Village III	July 2016	6.10%	7,166	7,270
Bernardo Heights Plaza	July 2017	5.70%	8,404	8,581
Santa Teresa Village	February 2018	6.20%	10,613	10,830
Diamond Hills Plaza	October 2025	3.55%	35,500	—
			$61,683	$91,467
Mortgage Premium			922	2,716
Total mortgage notes payable			$62,605	$94,183

The combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2016	$7,112	$474	$517	$8,103
2017	8,099	361	381	8,841
2018	10,094	43	24	10,161
2019	—	—	—	—
2020	—	—	—	—
Thereafter	32,787	2,713	—	35,500
Total	$58,092	$3,591	$922	$62,605

During the year ended December 31, 2015, the Company repaid the outstanding principal balance on the Renaissance Towne Center and Crossroads Shopping Center mortgage notes payable of $16.1 million and $48.3 million, respectively, without penalty, in accordance with the prepayment provisions of the notes.

On September 1, 2015, the Company entered into a $35.5 million loan with PNC Bank, National Association. The loan is secured by the Diamond Hills Plaza property and bears interest at 3.55% annually. The loan matures on October 1, 2025, is interest only through September 30, 2021 and amortizes thereafter, on a 30-year amortization.

Term Loan and Credit Facility

On September 29, 2015, the Company entered into a term loan agreement (the “Term Loan Agreement”) with KeyBank National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent and the other lenders party thereto, under which the lenders agreed to provide a $300.0 million unsecured term loan facility. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. The initial maturity date of the term loan is January 31, 2019, subject to two one-year extension options, which may be exercised upon satisfaction of certain conditions including the payment of extension fees. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

The Operating Partnership has an unsecured revolving credit facility with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility has been extended to January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility are subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2015.

As of December 31, 2015, $300.0 million and $135.5 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the year ended December 31, 2015 were 1.3% and 1.2%, respectively. The Company had no available borrowings under the term loan at December 31, 2015. The Company had $364.5 million available to borrow under the credit facility at December 31, 2015.

Senior Notes Due 2024

The carrying value of the Company’s Senior Notes Due 2024 is as follows (in thousands):

	December 31, 2015	December 31, 2014
Principal amount	$250,000	$250,000
Unamortized debt discount	(3,191)	(3,479)
Senior Notes Due 2024:	$246,809	$246,521

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2024 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2024 during the year ended December 31, 2015 includes $10.0 million and approximately $288,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the year ended December 31, 2014 includes $750,000 and approximately $21,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2024 offering, the Company incurred approximately $2.2 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2024.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes Due 2023 is as follows (in thousands):

	December 31, 2015	December 31, 2014
Principal amount	$250,000	$250,000
Unamortized debt discount	(3,482)	(3,826)
Senior Notes Due 2023:	$246,518	$246,174

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2023 during the year ended December 31, 2015 includes approximately $12.5 million and approximately $344,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the year ended December 31, 2014 includes approximately $12.4 million and approximately $329,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

7.  Preferred Stock of ROIC

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of December 31, 2015 and 2014, there were no shares of preferred stock outstanding.

8.  Common Stock and Warrants of ROIC

Equity Issuance

On August 10, 2015, ROIC issued 5,520,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $87.4 million, after deducting the underwriters’ discounts and commissions and offering expenses. The net proceeds were used to reduce borrowings under the Operating Partnership’s $500.0 million unsecured revolving credit facility.

ATM

During the year ended December 31, 2014, ROIC entered into four separate Sales Agreements (the “2014 sales agreements”) with Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals. During the year ended December 31, 2015, ROIC sold a total of 544,567 shares under one of the 2014 sales agreements, which resulted in gross proceeds of approximately $9.9 million and commissions of approximately $149,000 paid to the agent.

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

In May 2010, ROIC’s board of directors authorized a warrant repurchase program to repurchase up to a maximum of $40.0 million of ROIC’s warrants. During the year ended December 31, 2013, ROIC repurchased 744,850 warrants under the program in open market transactions for approximately $1.4 million. During the year ended December 31, 2013, ROIC repurchased an additional 15,834,000 warrants in privately negotiated transactions for approximately $31.3 million. No such repurchases occurred during the years ended December 31, 2014 and 2015.

On October 23, 2014, ROIC's remaining outstanding warrants expired and 64,452 warrants expired unexercised.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the year ended December 31, 2015, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the year ended December 31, 2015, ROIC awarded 343,070 shares of restricted common stock under the 2009 Plan, of which 117,275 shares are performance-based grants and the remainder of the shares are time based grants.  The performance-based grants vest in three equal annual tranches, based on pre-defined market-specific performance criteria with vesting dates on January 1, 2016, 2017 and 2018.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2015, and changes during the year ended December 31, 2015 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	559,358	$11.51
Granted	343,070	$15.58
Vested	(272,125)	$12.10
Forfeited	(2,832)	$15.88
Non-vested at December 31, 2015	627,471	$14.39

As of December 31, 2015, there remained a total of $4.0 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.7 years (irrespective of achievement of the performance conditions). The total fair value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $4.6 million, $2.9 million and $2.4 million, respectively.

Stock Based Compensation Expense

For the years ended December 31, 2015, 2014 and 2013, the amounts charged to expense for all stock based compensation totaled approximately $4.7 million, $3.7 million and $2.9 million, respectively.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Code.  Under the 401K Plan, the Company made matching contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $31,000, $25,000 and $20,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

10. Capital of the Operating Partnership

As of December 31, 2015, the Operating Partnership had 111,726,637 OP Units outstanding. ROIC owned an approximate 89.0% interest in the Operating Partnership at December 31, 2015, or 99,531,034 OP Units. The remaining 12,195,603 OP Units are owned by other limited partners. A share of ROIC’s common stock and the OP Units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

Subject to certain exceptions, holders of 10,249,120 OP Units may redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the year ended December 31, 2015, in connection with the acquisition of the property known as Sternco Shopping Center, the Operating Partnership issued 1,946,483 OP Units whereby the Operating Partnership is required to deliver cash in exchange for the OP Units upon redemption if such OP Units are redeemed on or before January 31, 2016 (“Redeemable OP Units”).

During the year ended December 31, 2015, ROIC received notices of redemption for a total of 174,959 OP Units. ROIC elected to redeem the OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 174,959 shares of ROIC common stock were issued.

OP Units are classified as either mezzanine equity or permanent equity. If ROIC could be required to deliver cash in exchange for the OP Units upon redemption, such OP Units are differentiated and referred to as Redeemable OP Units. OP Units that could require settlement in cash result in presentation in the mezzanine section of the balance sheet. ROIC has the ability to deliver unregistered common shares for the remaining portion of the OP Units that are classified in permanent equity as of December 31, 2015 and 2014.

The redemption value of the OP Units owned by the limited partners, not including ROIC, had such units been redeemed at December 31, 2015, was approximately $218.1 million, calculated for the OP Units classified as permanent equity based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding December 31, 2015, which amounted to $17.99 per share, and calculated for mezzanine equity at the cash settlement price of $17.30.

Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control. As the sole general partner of the Operating Partnership, ROIC effectively controls the ability to issue common stock of ROIC upon redemption of any OP Units (excluding Redeemable OP Units). The redemption provisions that permit ROIC to settle in either cash or common stock, at the option of ROIC, are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Company evaluated this guidance, including the requirement to settle in unregistered shares, and determined that the OP Units meet the requirements to qualify for presentation as permanent equity.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying value of the revolving credit facility is deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.   The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2024 at December 31, 2015 is approximately $238.5 million. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 at December 31, 2015 is approximately $257.7 million. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $26.9 million with an interest rate range of 3.4% to 3.8% and a weighted average interest rate of 3.6% as of December 31, 2015. Mortgage notes payable originated by the Company are estimated to have a fair value of approximately $32.8 million with an interest rate of 4.5% as of December 31, 2015. These fair value measurements fall within level 3 of the fair value hierarchy.

12.  Derivative and Hedging Activities

During the year ended December 31, 2014, the Company cash settled the remaining outstanding interest rate swaps, and accordingly, none are outstanding as of December 31, 2015. The Company’s objectives in using interest rate derivatives historically were to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company used interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2015, 2014, and 2013, respectively (in thousands).    Amounts reclassified from other comprehensive income (“OCI”) due to ineffectiveness are recognized as interest expense.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Amount of (loss) gain recognized in OCI on derivative	$—	$(3,132)	$4,565
Amount of loss reclassified from accumulated OCI into interest	$2,139	$3,219	$4,621
Amount of gain recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—	$3

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

The Company has signed several ground leases for certain properties. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets. Rent expense, for both ground leases and corporate office space, was approximately $1.2 million, $1.2 million, and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table represents the Company’s future minimum annual lease payments under operating leases as of December 31, 2015 (in thousands):

Operating Leases
2016	$981
2017	1,049
2018	1,054
2019	1,059
2020	1,067
Thereafter	36,204
Total minimum lease payments	$41,414

Tax Protection Agreements

In connection with the acquisition of the remaining 51% of the partnership interests in the Terranomics Crossroads Associates, LP and the acquisition of 100% of the equity interest in SARM Five Points Plaza LLC in September 2013, the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership. The Tax Protection Agreements require the Company, subject to certain exceptions, for a period of 12 years, to indemnify the respective sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

In connection with the acquisition of Wilsonville Town Center in December 2014 and Iron Horse Plaza, Sternco Shopping Center and Warner Plaza in December 2015 (all more fully discussed in Footnote 2), the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership. The Tax Protection Agreements require the Company, subject to certain exceptions, for a period of 10 years, to indemnify the respective sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

14.  Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space.  For the years ended December 31, 2015, 2014 and 2013, the Company incurred approximately $42,000, $37,000 and $25,000, respectively, of expenses relating to the agreements which were included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.

15.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 for ROIC are as follows (in thousands, except share data):

	Year Ended December 31, 2015
	March 31	June 30	September 30	December 31
Total revenues	$45,122	$46,215	$50,077	$51,285
Net income	$4,376	$5,411	$7,837	$7,468
Net income attributable to ROIC	$4,200	$5,201	$7,542	$6,921
Basic income per share	$0.04	$0.05	$0.08	$0.07
Diluted income per share	$0.04	$0.05	$0.08	$0.07

	Year Ended December 31, 2014
	March 31	June 30	September 30	December 31
Total revenues	$36,350	$36,915	$40,856	$41,743
Net income	$3,266	$6,051	$6,981	$4,752
Net income attributable to ROIC	$3,132	$5,834	$6,748	$4,587
Basic income per share	$0.04	$0.08	$0.07	$0.05
Diluted income per share	$0.04	$0.07	$0.07	$0.05

The unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 for the Operating Partnership are as follows (in thousands, except unit data):

	Year Ended December 31, 2015
	March 31	June 30	September 30	December 31
Total revenues	$45,122	$46,215	$50,077	$51,285
Net income attributable to the Operating Partnership	$4,376	$5,411	$7,837	$7,468
Basic income per unit	$0.04	$0.05	$0.08	$0.07
Diluted income per unit	$0.04	$0.05	$0.08	$0.07

	Year Ended December 31, 2014
	March 31	June 30	September 30	December 31
Total revenues	$36,350	$36,915	$40,856	$41,743
Net income attributable to the Operating Partnership	$3,266	$6,051	$6,981	$4,752
Basic income per unit	$0.04	$0.07	$0.07	$0.05
Diluted income per unit	$0.04	$0.07	$0.07	$0.05

16.  Subsequent Events

Prior to January 31, 2016, the Company received notices of redemption for 1,828,825 Redeemable OP Units. The Company redeemed the OP Units in cash at a price of $17.30, in accordance with the Contribution Agreement for the closing of the property known as Sternco Shopping Center, and accordingly, a total of approximately $31.6 million was paid to the holders of the respective Redeemable OP Units. The remaining 117,658 Redeemable OP Units converted to OP Units on January 31, 2016 and are treated as permanent equity as ROIC now has the sole election to settle the OP Units in cash or unregistered shares of ROIC common stock.

On January 15, 2016, the Company entered into a $50.0 million interest rate swap with Bank of Montreal. The swap has an effective date of January 29, 2016 and a termination date of January 31, 2019. Further, on February 2, 2016, the Company entered into a $50.0 million interest rate swap with Regions Bank. The swap has an effective date of February 29, 2016 and a termination date of January 31, 2019. These swaps are being used to hedge the anticipated variable cash flows associated with the Company’s variable rate debt that is outstanding as of December 31, 2015.

On February 23, 2016, the Company’s board of directors declared a cash dividend on its common stock of $0.18 per share, payable on March 30, 2016 to holders of record on March 16, 2016.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period

Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation (1)	Date of Acquisition (a)

Paramount Plaza, CA	$—	$6,347	$10,274	$214	$1,306	$6,561	$11,580	$18,141	$2,093	12/22/2009
Santa Ana Downtown Plaza, CA	—	7,895	9,890	—	1,018	7,895	10,908	18,803	1,989	1/26/2010
Meridian Valley Plaza, WA	—	1,881	4,795	—	555	1,881	5,350	7,231	964	2/1/2010
The Market at Lake Stevens, WA	—	3,087	12,397	—	313	3,087	12,710	15,797	2,216	3/16/2010
Norwood Shopping Center, CA	—	3,031	11,534	122	1,086	3,153	12,620	15,773	2,101	4/5/2010
Pleasant Hill Marketplace, CA	—	6,359	6,927	—	741	6,359	7,668	14,027	1,538	4/8/2010
Vancouver Market Center, WA	—	4,080	6,912	—	735	4,080	7,647	11,727	1,183	6/17/2010
Happy Valley Town Center, OR	—	11,678	27,011	—	1,742	11,678	28,753	40,431	4,838	7/14/2010
Cascade Summit, OR	—	8,853	7,732	—	332	8,853	8,064	16,917	1,638	8/20/2010
Heritage Market Center, WA	—	6,595	17,399	—	408	6,595	17,807	24,402	2,928	9/23/2010
Claremont Center, CA (2)	—	5,975	1,019	183	4,360	6,158	5,379	11,537	1,580	9/23/2010
Shops At Sycamore Creek, CA	—	3,747	11,584	—	880	3,747	12,464	16,211	2,520	9/30/2010
Gateway Village, CA	7,166	5,917	27,298	—	510	5,917	27,808	33,725	4,053	12/16/2010
Division Crossing, OR	—	3,706	8,327	—	5,713	3,706	14,040	17,746	1,967	12/22/2010
Halsey Crossing, OR (2)	—	—	7,773	—	798	—	8,571	8,571	1,401	12/22/2010
Marketplace Del Rio,CA	—	13,420	22,251	—	1,681	13,420	23,932	37,352	3,774	1/3/2011
Pinole Vista, CA	—	12,894	30,670	—	2,134	12,894	32,804	45,698	3,645	1/6/2011
Desert Spring Marketplace, CA	—	8,517	18,761	(160)	1,513	8,357	20,274	28,631	3,327	2/17/2011
Mills Shopping Center, CA	—	4,084	16,833	—	6,570	4,084	23,403	27,487	3,675	2/17/2011
Morada Ranch, CA	—	2,504	19,547	—	509	2,504	20,056	22,560	3,007	5/20/2011
Renaissance, CA	—	8,640	13,848	—	441	8,640	14,289	22,929	1,947	8/3/2011
Country Club Gate, CA	—	6,487	17,341	—	1,000	6,487	18,341	24,828	2,672	7/8/2011
Canyon Park, WA	—	9,352	15,916	—	3,215	9,352	19,131	28,483	2,281	7/29/2011
Hawks Prairie, WA	—	5,334	20,694	—	436	5,334	21,130	26,464	2,797	9/8/2011
Kress Building, WA	—	5,693	20,866	—	4,672	5,693	25,538	31,231	3,351	9/30/2011
Round Hill Square, CA	—	6,358	17,734	—	950	6,358	18,684	25,042	2,681	8/23/2011
Hillsboro, OR (2)	—	—	18,055	—	587	—	18,642	18,642	2,486	11/23/2011
Gateway Shopping Center, WA (2)	—	6,242	23,462	—	30	6,242	23,492	29,734	2,732	2/16/2012
Euclid Plaza, CA	—	7,407	7,753	—	2,859	7,407	10,612	18,019	1,527	3/28/2012
Green Valley, CA	—	1,685	8,999	—	414	1,685	9,413	11,098	1,282	4/2/2012
Aurora Square, WA	—	3,002	1,693	—	(28)	3,002	1,665	4,667	324	5/3/2012
Marlin Cove, CA	—	8,815	6,797	—	1,384	8,815	8,181	16,996	1,160	5/4/2012
Seabridge, CA	—	5,098	17,164	—	658	5,098	17,822	22,920	2,257	5/31/2012
Novato, CA	—	5,329	4,412	—	937	5,329	5,349	10,678	527	7/24/2012
Glendora, CA	—	5,847	8,758	—	164	5,847	8,922	14,769	1,139	8/1/2012
Wilsonville, WA	—	4,181	15,394	—	249	4,181	15,643	19,824	1,703	8/1/2012
Bay Plaza, CA	—	5,454	14,857	—	1,274	5,454	16,131	21,585	1,748	10/5/2012
Santa Theresa, CA	10,613	14,965	17,162	—	2,954	14,965	20,116	35,081	2,202	11/8/2012
Cypress West, CA	—	15,480	11,819	5	1,966	15,485	13,785	29,270	1,480	12/7/2012
Redondo Beach, CA	—	16,242	13,625	5	16	16,247	13,641	29,888	1,326	12/28/2012
Harbor Place, CA	—	16,506	10,527	—	324	16,506	10,851	27,357	977	12/28/2012
Diamond Bar Town Center, CA	—	9,540	16,795	—	3,608	9,540	20,403	29,943	2,019	2/1/2013
Bernardo Heights, CA	8,404	3,192	8,940	—	720	3,192	9,660	12,852	849	2/6/2013
Canyon Crossing, WA	—	7,941	24,659	—	2,649	7,941	27,308	35,249	2,529	4/15/2013
Diamond Hills, CA	35,500	15,458	29,353	—	383	15,458	29,736	45,194	2,701	4/22/2013
Granada Shopping Center, CA	—	3,673	13,459	—	387	3,673	13,846	17,519	1,161	6/27/2013
Hawthorne Crossings, CA	—	10,383	29,277	—	554	10,383	29,831	40,214	2,399	6/27/2013
Robinwood, CA	—	3,997	11,317	—	518	3,997	11,835	15,832	938	8/23/2013
Five Points Plaza, CA	—	18,420	36,965	—	2,600	18,420	39,565	57,985	2,456	9/27/2013
Crossroads Shopping Center, CA	—	68,366	67,756	—	6,524	68,366	74,280	142,646	5,674	9/27/2013
Peninsula Marketplace, CA	—	14,730	19,214	—	49	14,730	19,263	33,993	1,341	11/1/2013
Country Club Village, CA	—	9,986	26,579	—	1,603	9,986	28,182	38,168	2,067	11/26/2013
Plaza de la Canada, CA	—	10,351	24,819	—	331	10,351	25,150	35,501	1,556	12/13/2013
Tigard Marketplace, CA	—	13,587	9,603	—	390	13,587	9,993	23,580	797	2/18/2014
Creekside Plaza, CA	—	14,807	29,476	—	122	14,807	29,598	44,405	1,945	2/28/2014
North Park Plaza, CA	—	13,593	17,733	—	6	13,593	17,739	31,332	884	4/30/2014
Aurora Square II, WA	—	6,862	9,798	—	31	6,862	9,829	16,691	609	5/22/2014
Fallbrook Shopping Center (2)	—	21,232	186,197	83	3,556	21,315	189,753	211,068	9,043	6/13/2014
Moorpark Town Center, CA	—	7,063	19,694	—	1,096	7,063	20,790	27,853	798	12/4/2014
Mission Foothill Marketplace, CA	—	11,415	17,783	—	207	11,415	17,990	29,405	672	12/4/2014
Wilsonville Town Center, OR	—	10,334	27,101	—	81	10,334	27,182	37,516	1,059	12/11/2014
Ontario Plaza	—	9,825	26,635	—	35	9,825	26,670	36,495	893	1/6/2015
Winston Manor	—	10,018	9,762	—	1,729	10,018	11,491	21,509	336	1/7/2015
Jackson Square	—	6,886	24,558	—	234	6,886	24,792	31,678	389	7/1/2015
Tigard Promenade	—	9,844	10,843	—	7	9,844	10,850	20,694	163	7/28/2015
Sunnyside Village Square	—	4,428	13,324	—	—	4,428	13,324	17,752	192	7/28/2015
Gateway Centre	—	16,275	28,308	—	40	16,275	28,348	44,623	301	9/1/2015
Johnson Creek	—	6,290	25,160	—	374	6,290	25,534	31,824	108	11/9/2015
Iron Horse Plaza	—	9,111	36,444	—	—	9,111	36,444	45,555	78	12/4/2015
Sternco Shopping Center	—	9,889	39,558	—	—	9,889	39,558	49,447	86	12/10/2015
Four Corner Square	—	8,368	33,470	—	—	8,368	33,470	41,838	72	12/21/2015
Warner Plaza Shopping Center	—	15,777	63,109	—	—	15,777	63,109	78,886	—	12/31/2015

	$61,683	$668,855	$1,541,563	$452	$85,747	$669,307	$1,627,310	$2,296,617	$134,311

(a)	RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES (in thousands)

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period:	$1,785,898	$1,372,434	$871,694
Property improvements during the year	28,104	27,515	19,514
Properties acquired during the year	485,853	416,298	487,309
Properties sold during the year	—	(23,676)	(6,083)
Assets written off during the year	(3,238)	(6,673)	—
Balance at end of period:	$2,296,617	$1,785,898	$1,372,434

(b)	RECONCILIATION OF ACCUMULATED DEPRECIATION (in thousands)

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period:	$88,173	$57,500	$32,365
Depreciation expenses	49,619	38,890	25,653
Properties sold during the year	—	(2,081)	(433)
Property assets fully depreciated and written off	(3,481)	(6,136)	(85)
Balance at end of period:	$134,311	$88,173	$57,500

(1)	Depreciation and investments in building and improvements reflected in the consolidated statement of operations is calculated over the estimated useful life of the assets as follows:

Building:  39-40 years

Property Improvements:  10-20 years

(2)	Property is subject to a ground lease.

(3)	The aggregate cost for Federal Income Tax Purposes for real estate was approximately $2.1 billion at December 31, 2015.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

December 31, 2015

(in thousands)

The Company has no remaining mortgage loans on real estate as of December 31, 2015 and 2014, respectively.

(a)	RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of period:	$—	$—	$10,000
Mortgage loans eliminated upon consolidation of joint venture	—	—	(10,000)
Balance at end of period:	$—	$—	$—

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

During the year ended December 31, 2015, there was no change in ROIC's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC's internal control over financial reporting.

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

During the year ended December 31, 2015, there was no change in the Operating Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Corp.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of ROIC’s management, including the Chief Executive Officer and Chief Financial Officer, ROIC conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 48 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Partnership, LP)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of ROIC, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2015.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2015.

Item 11.  Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2015.

Item 14.  Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2015.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8. Financial Statements and Supplementary Data.

(a)(3) Exhibits

2.1	Articles of Merger, by and between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor, dated as of June 1, 2011 (3)

3.1	Articles of Amendment and Restatement (3)

3.2	Bylaws (3)

3.3	Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, by and among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013 (9)

3.4*	Second Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 4, 2015

3.5*	Third Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 10, 2015

3.6*	Fourth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 31, 2015

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Indenture, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Wells Fargo Bank, National Association, dated as of December 9, 2013 (10)

4.4	First Supplemental Indenture, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and Wells Fargo Bank, National Association, dated as of December 9, 2013 (10)

4.5	5.000% Senior Notes due 2023 of Retail Opportunity Investments Partnership, LP, guaranteed by Retail Opportunity Investments Corp., dated as of December 9, 2013 (11)

4.6	Second Supplemental Indenture, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and Wells Fargo Bank, National Association (including Form of 4.000% Senior Notes due 2024 of Retail Opportunity Investments Partnership, LP, guaranteed by Retail Opportunity Investments Corp.), dated as of December 3, 2014 (13)

10.1	Employment Agreement, by and between NRDC Acquisition Corp. and Stuart Tanz, dated as of October 20, 2009 (1)

10.2	2009 Equity Incentive Plan (1)

10.3	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan (1)

10.4	Form of Option Award Agreement under 2009 Equity Incentive Plan (1)

10.5	Employment Agreement, by and between Retail Opportunity Investments Corp. and Richard K. Schoebel, dated as of December 9, 2009 (2)

10.6	Letter Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of April 2, 2012 (5)

10.7	First Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of America, N.A., as the Syndication Agent, PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto, dated as of August 29, 2012 (6)

10.8	Employment Contract, by and between Retail Opportunity Investments Corp. and Michael B. Haines, dated as of November 19, 2012 (7)

10.9	Letter Agreement, by and between Retail Opportunity Investments Corp. and Laurie Sneve, dated as of October 24, 2012 (8)

10.10	Third Amendment to the Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent and the other lenders party thereto, dated as of September 26, 2013 (9)

10.11	Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of September 27, 2013 (9)

10.12	Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of September 27, 2013 (9)

10.13	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of September 27, 2013 (9)

10.14	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of September 27, 2013 (9)

10.15	Sales Agreements, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and each of Jefferies LLC, KeyBanc Capital Markets, Inc., MLV & Co. and Raymond James & Associates, Inc., each dated as of September 19, 2014 (12)

10.16	Fourth Amendment to the First Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, KeyBank National Association, as Administrative Agent and the other lenders party thereto, dated as of December 12, 2014 (14)

10.17	Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 11, 2014 (15)

10.18	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holder named therein, dated as of December 11, 2014 (15)

10.19	Term Loan Agreement, dated as of September 29, 2015, by and among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, U.S. Bank National Association, as the Syndication Agent and the other lenders party thereto (16)

10.20*	Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 4, 2015

10.21*	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of December 4, 2015

10.22*	Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 10, 2015

10.23*	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of December 10, 2015

10.24*	Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partner identified therein, dated as of December 31, 2015

10.25*	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holder named therein, dated as of December 31, 2015

21.1	List of Subsidiaries of Retail Opportunity Investments Corp.

23.1	Consent of Ernst & Young LLP for Retail Opportunity Investments Corp.

23.2	Consent of Ernst & Young LLP for Retail Opportunity Investments Partnership, LP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications pursuant to Section 1350

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema

101 CAL	XBRL Taxonomy Extension Calculation Database

101 DEF	Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

________________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 26, 2009 (File No. 001-33479)
(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 12, 2010 (File No. 001-33749)
(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 2, 2011
(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed on June 23, 2011
(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 5, 2012
(6)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 5, 2012
(7)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 30, 2012
(8)	Incorporated by reference to the Company’s current report on Form 8-K filed on January 2, 2013
(9)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013
(10)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 9, 2013
(11)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014
(12)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 24, 2014
(13)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 3, 2014
(14)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 17, 2014
(15)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 24, 2015
(16)	Incorporated by reference to the Company’s annual report on Form 10-Q for the fiscal quarter ended September 30, 2015, filed on October 29, 2015
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: February 24, 2016	By: /s/ Stuart A. Tanz
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

Date: February 24, 2016	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 24, 2016	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 24, 2016	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 24, 2016	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 24, 2016	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 24, 2016	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 24, 2016	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 24, 2016	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 24, 2016	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 24, 2016	/s/ Eric S. Zorn
Eric S. Zorn
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner Registrant
Date: February 24, 2016	By: /s/ Stuart A. Tanz
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

Date: February 24, 2016	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 24, 2016	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 24, 2016	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 24, 2016	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 24, 2016	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 24, 2016	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 24, 2016	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 24, 2016	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 24, 2016	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 24, 2016	/s/ Eric S. Zorn
Eric S. Zorn
Director

