Form 10-Q
period 2016-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2016-04-28
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 100,110,569 shares of common stock, par value $0.0001 per share, outstanding as of April 22, 2016.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2016 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of March 31, 2016, ROIC owned an approximate 89.0% partnership interest and other limited partners owned the remaining 11.0% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

There are a few differences between ROIC and the Operating Partnership, which are reflected in the disclosures in this report. The Company believes it is important to understand the differences between ROIC and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company. ROIC is a real estate investment trust, whose only material asset is its ownership of direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership. As a result, ROIC does not conduct business itself, other than acting as the parent company of the Operating Partnership and issuing equity from time to time. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”).

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

TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Real Estate Investments:
Land	$686,644	$669,307
Building and improvements	1,685,135	1,627,310
	2,371,779	2,296,617
Less: accumulated depreciation	147,411	134,311
Real Estate Investments, net	2,224,368	2,162,306
Cash and cash equivalents	14,987	8,844
Restricted cash	290	227
Tenant and other receivables, net	30,310	28,652
Deposits	—	500
Acquired lease intangible assets, net of accumulated amortization	75,052	66,942
Prepaid expenses	2,022	1,953
Deferred charges, net of accumulated amortization	32,370	30,129
Other	1,871	1,895
Total assets	$2,381,270	$2,301,448

LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,899	$298,802
Credit facility	166,310	132,028
Senior Notes Due 2024	244,962	244,833
Senior Notes Due 2023	244,581	244,426
Mortgage notes payable	79,443	62,156
Acquired lease intangible liabilities, net of accumulated amortization	136,174	124,861
Accounts payable and accrued expenses	24,123	13,205
Tenants’ security deposits	5,218	5,085
Other liabilities	13,707	11,036
Total liabilities	1,213,417	1,136,432

Commitments and contingencies	—	—

Non-controlling interests – redeemable OP Units	—	33,674

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 99,942,118 and 99,531,034 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	10	10
Additional paid-in-capital	1,179,074	1,166,395
Dividends in excess of earnings	(132,999)	(122,991)
Accumulated other comprehensive loss	(6,447)	(6,743)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,039,638	1,036,671
Non-controlling interests	128,215	94,671
Total equity	1,167,853	1,131,342
Total liabilities and equity	$2,381,270	$2,301,448

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31,
	2016	2015
Revenues
Base rents	$43,848	$35,202
Recoveries from tenants	11,860	9,689
Other income	386	231
Total revenues	56,094	45,122

Operating expenses
Property operating	7,498	6,925
Property taxes	5,655	4,732
Depreciation and amortization	20,933	17,634
General and administrative expenses	3,319	2,641
Acquisition transaction costs	136	171
Other expense	154	149
Total operating expenses	37,695	32,252

Operating income	18,399	12,870

Non-operating income (expenses)
Interest expense and other finance expenses	(9,474)	(8,494)
Net income	8,925	4,376
Net income attributable to non-controlling interests	(898)	(176)
Net Income Attributable to Retail Opportunity Investments Corp.	$8,027	$4,200

Basic and diluted per share:	$0.08	$0.04

Dividends per common share	$0.18	$0.17

Comprehensive income:
Net income	$8,925	$4,376
Other comprehensive income
Unrealized gain (loss) on swap derivative
Unrealized swap derivative loss arising during the period	(297)	—
Reclassification adjustment for amortization of interest expense included in net income	593	534
Other comprehensive income	296	534
Comprehensive income	9,221	4,910
Comprehensive income attributable to non-controlling interests	(898)	(176)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$8,323	$4,734

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Statement of Equity

(Unaudited)

(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non- controlling interests	Equity
Balance at December 31, 2015	99,531,034	$10	$1,166,395	$(122,991)	$(6,743)	$94,671	$1,131,342
Shares issued under the 2009 Plan	336,556	—	—	—	—	—	—
Repurchase of common stock	(75,472)	—	(1,351)	—	—	—	(1,351)
Stock based compensation expense	—	—	1,082	—	—	—	1,082
Issuance of OP Units to non-controlling interests	—	—	—	—	—	48,175	48,175
OP Unit redemption	150,000	—	2,886	—	—	(2,886)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(7,182)	(7,182)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	10,226	—	—	(10,226)	—
Registration expenditures	—	—	(164)	—	—	—	(164)
Cash dividends ($0.18 per share/unit)	—	—	—	(17,991)	—	(1,945)	(19,936)
Dividends payable to officers	—	—	—	(44)	—	—	(44)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	8,027	—	—	8,027
Net income attributable to non-controlling interests				—	—	898	898
Other comprehensive income					296		296
Total	99,942,118	$10	$1,179,074	$(132,999)	$(6,447)	$121,505	$1,161,143
Proceeds on repayment of promissory note receivable secured by equity	—	—	—	—	—	6,710	6,710
Balance at March 31, 2016	99,942,118	$10	$1,179,074	$(132,999)	$(6,447)	$128,215	$1,167,853

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.

Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,925	$4,376
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,933	17,634
Amortization of deferred financing costs and mortgage premiums, net	536	(8)
Straight-line rent adjustment	(1,170)	(1,275)
Amortization of above and below market rent	(4,135)	(2,330)
Amortization relating to stock based compensation	1,082	882
Provisions for tenant credit losses	386	751
Other noncash interest expense	535	534
Change in operating assets and liabilities
Restricted cash	(63)	(332)
Tenant and other receivables	(873)	(634)
Prepaid expenses	(68)	585
Accounts payable and accrued expenses	7,577	7,485
Other assets and liabilities, net	1,848	1,045
Net cash provided by operating activities	35,513	28,713

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(1,305)	(99,245)
Improvements to properties	(8,855)	(5,848)
Deposits on real estate acquisitions	500	4,000
Construction escrows and other	—	(22)
Net cash used in investing activities	(9,660)	(101,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(130)	(418)
Proceeds from draws on credit facility	49,000	106,500
Payments on credit facility	(15,000)	(24,500)
Proceeds on repayment of promissory note receivable	6,710	—
Redemption of OP Units	(38,820)	—
Distributions to OP Unitholders	(1,945)	(666)
Deferred financing and other costs	—	(41)
Proceeds from the sale of common stock	—	9,936
Registration expenditures	(49)	(171)
Dividends paid to common stockholders	(18,125)	(16,021)
Repurchase of common stock	(1,351)	(1,307)
Net cash (used in) provided by financing activities	(19,710)	73,312
Net increase in cash and cash equivalents	6,143	910
Cash and cash equivalents at beginning of period	8,844	10,773
Cash and cash equivalents at end of period	$14,987	$11,683

Other non-cash investing and financing activities – increase (decrease):
Issuance of OP Units in connection with acquisitions	$46,140	$—
Fair value of assumed mortgages upon acquisition	$17,618	$—
Intangible lease liabilities	$—	$11,442
Interest rate swap liabilities	$239	$—
Accrued real estate improvement costs	$3,377	$1,653

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Balance Sheets

(In thousands)

	March 31, 2016 (unaudited)	December 31, 2015
ASSETS
Real Estate Investments:
Land	$686,644	$669,307
Building and improvements	1,685,135	1,627,310
	2,371,779	2,296,617
Less: accumulated depreciation	147,411	134,311
Real Estate Investments, net	2,224,368	2,162,306
Cash and cash equivalents	14,987	8,844
Restricted cash	290	227
Tenant and other receivables, net	30,310	28,652
Deposits	—	500
Acquired lease intangible assets, net of accumulated amortization	75,052	66,942
Prepaid expenses	2,022	1,953
Deferred charges, net of accumulated amortization	32,370	30,129
Other	1,871	1,895
Total assets	$2,381,270	$2,301,448

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,899	$298,802
Credit facility	166,310	132,028
Senior Notes Due 2024	244,962	244,833
Senior Notes Due 2023	244,581	244,426
Mortgage notes payable	79,443	62,156
Acquired lease intangible liabilities, net of accumulated amortization	136,174	124,861
Accounts payable and accrued expenses	24,123	13,205
Tenants’ security deposits	5,218	5,085
Other liabilities	13,707	11,036
Total liabilities	1,213,417	1,136,432

Commitments and contingencies	—	—

Redeemable limited partners	—	33,674

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	1,046,085	1,043,414
Limited partners’ capital (consists of limited partnership interests held by third parties)	128,215	94,671
Accumulated other comprehensive loss	(6,447)	(6,743)
Total capital	1,167,853	1,131,342
Total liabilities and capital	$2,381,270	$2,301,448

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except unit data)

	Three Months Ended March 31,
	2016	2015
Revenues
Base rents	$43,848	$35,202
Recoveries from tenants	11,860	9,689
Other income	386	231
Total revenues	56,094	45,122

Operating expenses
Property operating	7,498	6,925
Property taxes	5,655	4,732
Depreciation and amortization	20,933	17,634
General and administrative expenses	3,319	2,641
Acquisition transaction costs	136	171
Other (income) expense	154	149
Total operating expenses	37,695	32,252

Operating income	18,399	12,870

Non-operating expenses
Interest expense and other finance expenses	(9,474)	(8,494)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$8,925	$4,376

Basic and diluted per unit:	$0.08	$0.04

Distributions per unit	$0.18	$0.17

Comprehensive income:
Net income	$8,925	$4,376
Other comprehensive income
Unrealized gain (loss) on swap derivative
Unrealized swap derivative loss arising during the period	(297)	—
Reclassification adjustment for amortization of interest expense included in net income	593	534
Other comprehensive income	296	534
Comprehensive income	$9,221	$4,910

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Statement of Partners’ Capital

(Unaudited)

(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Capital
Balance at December 31, 2015	12,195,603	$94,671	99,531,034	$1,043,414	$(6,743)	$1,131,342
OP units issued under the 2009 Plan	—	—	336,556	—	—	—
Repurchase of OP Units	—	—	(75,472)	(1,351)	—	(1,351)
Stock based compensation expense	—	—	—	1,082	—	1,082
Issuance of OP Units	2,434,833	48,175	—	—	—	48,175
Equity redemption of OP Units	(150,000)	(2,886)	150,000	2,886	—	—
Cash redemption of OP Units	(2,206,613)	(7,182)	—	—	—	(7,182)
Adjustment to non-controlling interests ownership in Operating Partnership	—	(10,226)	—	10,226	—	—
Registration expenditures	—	—	—	(164)	—	(164)
Cash distributions ($0.18 per unit)	—	(1,945)	—	(17,991)	—	(19,936)
Dividends payable to officers	—	—	—	(44)	—	(44)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	898	—	8,027	—	8,925
Other comprehensive income	—	—	—	—	296	296
Total	12,273,823	$121,505	99,942,118	$1,046,085	$(6,447)	$1,161,143
Proceeds on repayment of promissory note receivable secured by capital	—	6,710	—	—	—	6,710
Balance at March 31, 2016	12,273,823	$128,215	99,942,118	$1,046,085	$(6,447)	$1,167,853

_________________________________

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP

Consolidated Statements of Cash Flow

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,925	$4,376
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,933	17,634
Amortization of deferred financing costs and mortgage premiums, net	536	(8)
Straight-line rent adjustment	(1,170)	(1,275)
Amortization of above and below market rent	(4,135)	(2,330)
Amortization relating to stock based compensation	1,082	882
Provisions for tenant credit losses	386	751
Other noncash interest expense	535	534
Change in operating assets and liabilities
Restricted cash	(63)	(332)
Tenant and other receivables	(873)	(634)
Prepaid expenses	(68)	585
Accounts payable and accrued expenses	7,577	7,485
Other assets and liabilities, net	1,848	1,045
Net cash provided by operating activities	35,513	28,713

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(1,305)	(99,245)
Improvements to properties	(8,855)	(5,848)
Deposits on real estate acquisitions	500	4,000
Construction escrows and other	—	(22)
Net cash used in investing activities	(9,660)	(101,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(130)	(418)
Proceeds from draws on credit facility	49,000	106,500
Payments on credit facility	(15,000)	(24,500)
Proceeds on repayment of promissory note receivable	6,710	—
Redemption of OP Units	(38,820)	—
Deferred financing and other costs	—	(41)
Proceeds from the issuance of OP Units in connection with sale of common stock	—	9,936
Registration expenditures	(49)	(171)
Distributions to Unitholders	(20,070)	(16,687)
Repurchase of OP Units	(1,351)	(1,307)
Net cash (used in) provided by financing activities	(19,710)	73,312
Net increase in cash and cash equivalents	6,143	910
Cash and cash equivalents at beginning of period	8,844	10,773
Cash and cash equivalents at end of period	$14,987	$11,683

Other non-cash investing and financing activities – increase (decrease):
Issuance of OP Units in connection with acquisitions	$46,140	$—
Fair value of assumed mortgage upon acquisition	$17,618	$—
Intangible lease liabilities	$—	$11,442
Interest rate swap liabilities	$239	$—
Accrued real estate improvement costs	$3,377	$1,653

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

ROIC’s only material asset is its ownership of direct or indirect partnership interests in the Operating Partnership and membership interest in Retail Opportunity Investments GP, LLC, which is the sole general partner of the Operating Partnership. As a result, ROIC does not conduct business itself, other than acting as the parent company and issuing equity from time to time. The Operating Partnership holds substantially all the assets of the Company and directly or indirectly holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by ROIC, which are contributed to the Operating Partnership, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) or through the issuance of operating partnership units (“OP Units”) of the Operating Partnership.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” The pronouncement requires lessees to put most leases on their balance sheets but recognize expenses on their income statements. The guidance also eliminates real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact this pronouncement will have on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” The pronouncement simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The pronouncement requires any adjustments to provisional amounts to be applied prospectively. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of ASU No. 2015-16 effective January 1, 2016 and the adoption did not have a material impact on the consolidated financial statements of the Company.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The pronouncement requires reporting entities to present debt issuance costs related to a note as a direct deduction from the face amount of that note presented in the balance sheet. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of ASU No. 2015-03 effective January 1, 2016 and retrospectively applied the guidance to its debt obligations for all periods presented, which resulted in the presentation of debt issuance costs associated with its term loan, unsecured revolving credit facility, Senior Notes Due 2024, Senior Notes Due 2023, and mortgage notes payable as a direct reduction from the carrying amount of the related debt instrument. These amounts were previously included in deferred charges, net on the Company’s consolidated Balance Sheets. See Note 4.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” The pronouncement focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity's voting rights; or (3) the exposure to a majority of the legal entity's economic benefits.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of ASU No. 2015-02 effective January 1, 2016, and there were no changes to the Company’s consolidation conclusions as a result of the adoption of this guidance.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for fiscal years beginning after December 15, 2017. The Company is in the process of evaluating the impact this pronouncement will have on the Company’s consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

The Company follows the FASB guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Effective January 1, 2016, the Company adopted the provisions of ASU No 2015-02, and as a result, concluded that the Operating Partnership is a VIE. The Company has concluded that because they have both the power and the rights to control the Operating Partnership, they are the primary beneficiary and are required to continue to consolidate the Operating Partnership.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables, the valuation of performance-based restricted stock, stock options, and derivatives. Actual results could differ from these estimates.

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

Although ROIC may qualify as a REIT for U.S. federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary (“TRS”), if any, is fully subject to U.S. federal, state and local income taxes. For all periods from inception through September 26, 2013 the Operating Partnership has been an entity disregarded from its sole owner, ROIC, for U.S. federal income tax purposes and as such has not been subject to federal income taxes. Effective September 27, 2013, the Operating Partnership issued 3,290,263 OP Units in connection with the acquisitions of two shopping centers, Crossroads Shopping Center and Five Points Plaza. Accordingly, the Operating Partnership ceased being a disregarded entity and instead is being treated as a partnership for federal income tax purposes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of March 31, 2016, the statute of limitations for the tax years 2012 through and including 2014 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. The Company expenses transaction costs associated with business combinations in the period incurred. During the three months ended March 31, 2016 and 2015, capitalized costs related to the improvement or replacement of real estate properties were approximately $12.2 million and $7.5 million, respectively.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases is amortized to rental income, over the terms of the respective leases including option periods, if applicable. The value of in-place leases are amortized to expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time. The Company may record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value. The Company will record a liability in situations where any part of the cash consideration is deferred. The amounts payable in the future are discounted to their present value. The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations. If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation in the period in which the amounts are adjusted.

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended March 31, 2016 and 2015 of approximately $136,000 and $171,000, respectively.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2016.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The provision for doubtful accounts at both March 31, 2016 and December 31, 2015 was approximately $4.5 million.

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

Deferred Leasing and Financing Costs

Costs incurred in obtaining tenant leases (principally leasing commissions and acquired lease origination costs) are amortized ratably over the life of the tenant leases. Costs incurred in obtaining long-term financing are amortized ratably over the related debt agreement. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense and other finance expenses, respectively, in the Consolidated Statements of Operations.

Internal Capitalized Leasing Costs

The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the three months ended March 31, 2016 and 2015, the Company capitalized approximately $304,000 and $256,000, respectively.

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

For the three months ended March 31, 2016 and 2015, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards outstanding under the 2009 Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net Income	$8,925	$4,376
Less income attributable to non-controlling interests	(898)	(176)
Less earnings allocated to unvested shares	(68)	(57)
Net income available for common stockholders, basic	$7,959	$4,143

Numerator:
Net Income	$8,925	$4,376
Less earnings allocated to unvested shares	(68)	(57)
Net income available for common stockholders, diluted	$8,857	$4,319

Denominator:
Denominator for basic EPS – weighted average common equivalent shares	99,410,942	93,089,170
OP units	11,093,870	3,921,314
Restricted stock awards - performance-based	88,618	98,449
Stock options	118,060	109,415
Denominator for diluted EPS – weighted average common equivalent shares	110,711,490	97,218,348

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net Income	$8,925	$4,376
Less earnings allocated to unvested shares	(68)	(57)
Net income available to unitholders, basic and diluted	$8,857	$4,319

Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	110,504,812	97,010,484
Restricted stock awards – performance-based	88,618	98,449
Stock options	118,060	109,415
Denominator for diluted earnings per unit – weighted average common equivalent units	110,711,490	97,218,348

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 7.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  Restricted stock grants vest based upon the completion of a service period (“time-based grants”) and/or the Company meeting certain established market-specific financial performance criteria (“performance-based grants”).  Time-based grants are valued according to the market price for the Company’s common stock at the date of grant.  For performance-based grants, a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company’s policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and time-based grants of stock are expensed as compensation on a straight-line basis over the vesting period.  Awards of performance-based grants are expensed as compensation under an accelerated method and are recognized in income regardless of the results of the performance criteria.

Non-Controlling Interests – Redeemable OP Units / Redeemable Limited Partners

OP Units are classified as either mezzanine equity or permanent equity. If ROIC could be required to deliver cash in exchange for the OP Units upon redemption, such OP Units are referred to as Redeemable OP Units and presented in the mezzanine section of the balance sheet. If ROIC could, in its sole discretion, deliver cash or shares of ROIC common stock in exchange for the OP Units upon redemption, such OP Units are classified as permanent equity and presented in the equity section of the balance sheet. As of March 31, 2016, all outstanding OP Units are classified as permanent equity. See Note 8 for further discussion.

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

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements and notes to conform to the current year presentation. See Note 4.

2.	Real Estate Investments

The following real estate investment transactions have occurred during the three months ended March 31, 2016.

Property Acquisitions

On March 10, 2016, the Company acquired a two-property portfolio for an adjusted purchase price of approximately $64.3 million. The first property known as Magnolia Shopping Center is located in Santa Barbara, California, is approximately 116,000 square feet and is anchored by Kroger (Ralph’s) Supermarket. The second property, known as Casitas Plaza Shopping Center is located in Carpinteria, California, within Santa Barbara County, is approximately 97,000 square feet and is anchored by Albertson’s Supermarket and CVS Pharmacy. The acquisitions were funded through the issuance of 2,434,833 OP Units with a fair value of approximately $46.1 million, the assumption of $9.3 million and $7.6 million in mortgage loans on Magnolia Shopping Center and Casitas Plaza Shopping Center, respectively, and cash on hand.

Any reference to the number of properties and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of its financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the three months ended March 31, 2016 (in thousands).

March 31, 2016
ASSETS
Land	$13,013
Building and improvements	52,050
Assets acquired	$65,063
LIABILITIES
Mortgage notes assumed	$17,618
Liabilities assumed	$17,618

All allocations are preliminary and will be adjusted as final information becomes available.

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the three months ended March 31, 2016 and 2015, adjusted to give effect to the acquisition of properties described above as if such transactions had been completed at the beginning of 2015. The pro forma financial information set forth below is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations (in thousands).

	Three Months Ended March 31,
	2016	2015
Statement of operations:
Revenues	$57,082	$52,700
Net income attributable to Retail Opportunity Investments Corp.	$8,087	$5,142

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the three months ended March 31, 2016, for the properties acquired during the three months ended March 31, 2016 (in thousands).

Three Months Ended
March 31, 2016
Statement of operations:
Revenues	$296
Net loss attributable to Retail Opportunity Investments Corp.	$(88)

3.	Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of March 31, 2016 are summarized as follows (in thousands):

Minimum Rents
Remaining 2016	$113,855
2017	139,045
2018	118,615
2019	97,535
2020	79,728
Thereafter	362,971
Total minimum lease payments	$911,749

4.	Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s term loan, unsecured revolving credit facility, carve-out guarantees on property-level debt, the Senior Notes Due 2024 and the Senior Notes Due 2023.

In April 2015, the FASB issued ASU No. 2015-03, which requires reporting entities to present debt issuance costs related to a note as a direct deduction from the face amount of that note presented in the balance sheet. Effective January 1, 2016, the Company adopted the provisions of ASU 2015-03 and retrospectively applied the guidance to its debt obligations for all periods presented. The unamortized deferred financing costs were previously included in deferred charges, net on the Company’s consolidated Balance Sheets.

Mortgage Notes Payable

On March 10, 2016, in connection with the acquisitions of Magnolia Shopping Center and Casitas Plaza Shopping Center, the Company assumed two existing mortgage loans with an outstanding principal balance of approximately $9.3 million and $7.6 million, respectively.

The mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2016 and December 31, 2015, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	March 31, 2016	December 31, 2015
Gateway Village III	July 2016	6.10%	$7,138	$7,166
Bernardo Heights Plaza	July 2017	5.70%	8,358	8,404
Santa Teresa Village	February 2018	6.20%	10,557	10,613
Magnolia Shopping Center	October 2018	5.50%	9,266	—
Casitas Plaza Shopping Center	June 2022	5.32%	7,550	—
Diamond Hills Plaza	October 2025	3.55%	35,500	35,500
			$78,369	$61,683
Mortgage premiums			1,572	922
Net unamortized deferred financing costs			(498)	(449)
Total mortgage notes payable			$79,443	$62,156

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	March 31, 2016	December 31, 2015
Term Loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,101)	(1,198)
Term Loan:	$298,899	$298,802

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	March 31, 2016	December 31, 2015
Credit Facility	$169,500	$135,500
Net unamortized deferred financing costs	(3,190)	(3,472)
Credit Facility:	$166,310	$132,028

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the credit facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at March 31, 2016.

As of March 31, 2016, $300.0 million and $169.5 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the three months ended March 31, 2016 were 1.5% and 1.4%, respectively. The Company had no available borrowings under the term loan at March 31, 2016. The Company had $330.5 million available to borrow under the credit facility at March 31, 2016.

Senior Notes Due 2024

The carrying value of the Company’s Senior Notes Due 2024 is as follows (in thousands):

	March 31, 2016	December 31, 2015
Principal amount	$250,000	$250,000
Unamortized debt discount	(3,117)	(3,191)
Net unamortized deferred financing costs	(1,921)	(1,976)
Senior Notes Due 2024:	$244,962	$244,833

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2024 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2024 during the three months ended March 31, 2016 included $2.5 million and approximately $74,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the three months ended March 31, 2015 included $2.5 million and approximately $71,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2024 offering, the Company incurred approximately $2.2 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2024.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes Due 2023 is as follows (in thousands):

	March 31, 2016	December 31, 2015
Principal amount	$250,000	$250,000
Unamortized debt discount	(3,393)	(3,482)
Net unamortized deferred financing costs	(2,026)	(2,092)
Senior Notes Due 2023:	$244,581	$244,426

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2023 during the three months ended March 31, 2016 included approximately $3.1 million and $89,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the three months ended March 31, 2015 included approximately $3.1 million and $84,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

5.	Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2016 and December 31, 2015, there were no shares of preferred stock outstanding.

6.	Common Stock of ROIC

ATM

On September 19, 2014, ROIC entered into four separate Sales Agreements (the “2014 sales agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals. During the three months ended March 31, 2016, ROIC did not sell any shares under the 2014 sales agreements. Through March 31, 2016, ROIC has sold a total of 544,567 shares under the 2014 sales agreements, which resulted in gross proceeds of approximately $9.9 million and commissions of approximately $149,000 paid to the agent.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the three months ended March 31, 2016, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the three months ended March 31, 2016, ROIC awarded 349,614 shares of restricted common stock under the 2009 Plan, of which 121,150 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on pre-defined market-specific performance criteria with a vesting date on January 1, 2019.

A summary of the status of ROIC’s non-vested restricted stock awards as of March 31, 2016, and changes during the three months ended March 31, 2016 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	627,471	$14.39
Granted	349,614	$15.95
Vested	(304,212)	$14.01
Non-vested at March 31, 2016	672,873	$15.37

For the three months ended March 31, 2016 and 2015, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $1.1 million and $882,000, respectively.

8.	Capital of the Operating Partnership

As of March 31, 2016, the Operating Partnership had 112,215,941 OP Units outstanding. ROIC owned an approximate 89.0% partnership interest in the Operating Partnership at March 31, 2016, or 99,942,118 OP Units. The remaining 12,273,823 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of March 31, 2016, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the year ended December 31, 2015, in connection with the acquisition of the property known as Sternco Shopping Center, the Operating Partnership issued 1,946,483 OP Units whereby the Operating Partnership was required to deliver cash in exchange for the OP Units upon redemption if such OP Units were redeemed on or before January 31, 2016 (“Redeemable OP Units”). These Redeemable OP Units were previously classified as mezzanine equity as of December 31, 2015 because, as of such date, ROIC could be required to deliver cash upon the redemption of such OP Units. During the three months ended March 31, 2016, the Company received notices of redemption for 1,828,825 Redeemable OP Units. The Company redeemed the OP Units in cash at a price of $17.30, in accordance with the Third Amendment to the Second Amended and Restated Agreement of Limited Partnership, as amended, of the Operating Partnership, and accordingly, a total of approximately $31.6 million was paid to the holders of the respective Redeemable OP Units. The remaining 117,658 Redeemable OP Units are treated as permanent equity as ROIC now has the option, in its sole discretion to settle the OP Units in cash or unregistered shares of ROIC common stock.

During the three months ended March 31, 2016, ROIC received notices of redemption for a total of 150,000 OP Units. ROIC elected to redeem the OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 150,000 shares of ROIC common stock were issued.

The redemption value of the OP Units owned by the limited partners, not including ROIC, had such units been redeemed at March 31, 2016, was approximately $237.0 million, calculated based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding March 31, 2016, which amounted to $19.31 per share.

Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control. As the sole general partner of the Operating Partnership, ROIC effectively controls the ability to issue common stock of ROIC upon redemption of any OP Units. The redemption provisions that permit ROIC to settle in either cash or common stock, at the option of ROIC, are further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Company evaluated this guidance, including the ability, in its sole discretion, to settle in unregistered shares, and determined that the OP Units meet the requirements to qualify for presentation as permanent equity.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts.   The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2024 at March 31, 2016 is approximately $248.1 million. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 at March 31, 2016 is approximately $257.0 million. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $44.3 million with an interest rate range of 3.3% to 4.2% and a weighted average interest rate of 3.6% as of March 31, 2016. Mortgage notes payable originated by the Company are estimated to have a fair value of approximately $34.1 million with an interest rate of 4.0% as of March 31, 2016. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of March 31, 2016 (in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date
Bank of Montreal	$50,000	1/29/2016	1/31/2019
Regions Bank	$50,000	2/29/2016	1/31/2019

The effective portion of changes in the fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2016:
Liabilities
Derivative financial instruments	$—	$(239)	$—	$(239)

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $2.4 million will be reclassified as a non-cash increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2016 and December 31, 2015, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	March 31, 2016 Fair Value	December 31, 2015 Fair Value
Interest rate products	Other liabilities	$(239)	$—

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2016 and 2015, respectively (in thousands). Amounts reclassified from other comprehensive income (“OCI”) due to ineffectiveness are recognized as interest expense.

	Three Months Ended March 31,
	2016	2015
Amount of (loss) recognized in OCI on derivative	$(297)	$—
Amount of loss reclassified from accumulated OCI into interest	$593	$534
Amount of loss recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	$—	$—

10.	Commitments and Contingencies

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management’s opinion, the liabilities, if any, that ultimately may result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The following table represents the Company’s future minimum annual lease payments under operating leases as of March 31, 2016 (in thousands):

Operating Leases
Remaining 2016	$751
2017	1,049
2018	1,054
2019	1,059
2020	1,067
Thereafter	36,204
Total minimum lease payments	$41,184

Tax Protection Agreements

In connection with the acquisition of the remaining 51% of the partnership interests in the Terranomics Crossroads Associates, LP and the acquisition of 100% of the equity interest in SARM Five Points Plaza LLC in September 2013, the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership. The Tax Protection Agreements require the Company, subject to certain exceptions, for a period of 12 years from closing, to indemnify the respective sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

In connection with the acquisition of Wilsonville Town Center in December 2014, Iron Horse Plaza, Sternco Shopping Center and Warner Plaza in December 2015, and Magnolia Shopping Center and Casitas Plaza Shopping Center in March 2016 (more fully discussed in Footnote 2), the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership. The Tax Protection Agreements require the Company, subject to certain exceptions, for a period of 10 years from closing, to indemnify the respective sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

11.	Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For both the three months ended March 31, 2016 and 2015, the Company incurred approximately $10,000, of expenses relating to the agreements. These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.

12.	Subsequent Events

In determining subsequent events, the Company reviewed all activity from April 1, 2016 to the date the financial statements are issued and discloses the following items:

On April 1, 2016, the Company repaid in full the Gateway Village III mortgage note related to Gateway Shopping Center for a total of approximately $7.1 million, without penalty, in accordance with the prepayment provisions of the note.

On April 12, 2016, the Company received notices of redemption for a total of 94,126 OP Units. ROIC elected to redeem the OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 94,126 shares of ROIC common stock were issued.

During the month ended April 30, 2016, the Company sold 73,325 shares under its 2014 ATM program, which resulted in gross proceeds of approximately $1.5 million and commissions of approximately $22,000 paid to the agent.

On April 27, 2016, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.18 per share and per OP Unit, payable on June 29, 2016 to holders of record on June 15, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may differ materially due to uncertainties including:

•	our ability to identify and acquire retail real estate that meet our investment standards in our markets;

•	the level of rental revenue we achieve from our assets;

•	the market value of our assets and the supply of, and demand for, retail real estate in which we invest;

•	the state of the U.S. economy generally, or in specific geographic regions;

•	the impact of economic conditions on our business;

•	the conditions in the local markets in which we operate and our concentration in those markets, as well as changes in national economic and market conditions;

•	consumer spending and confidence trends;

•	our ability to enter into new leases or to renew leases with existing tenants at the properties we own or acquire at favorable rates;

•	our ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	the competitive landscape impacting the properties we own or acquire and their tenants;

•	our relationships with our tenants and their financial condition and liquidity;

•	our ability to continue to qualify as a real estate investment trust for U.S. federal income tax (a “REIT”);

•	our use of debt as part of our financing strategy and our ability to make payments or to comply with any covenants under our senior unsecured notes, our unsecured credit facilities or other debt facilities we currently have or subsequently obtain;

•	the level of our operating expenses, including amounts we are required to pay to our management team;

•	changes in interest rates that could impact the market price of our common stock and the cost of our borrowings; and

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs).

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of March 31, 2016, ROIC owned an approximate 89.0% partnership interest and other limited partners owned the remaining approximate 11.0% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of March 31, 2016, the Company’s portfolio consisted of 75 retail properties totaling approximately 8.8 million square feet of gross leasable area (“GLA”). As of March 31, 2016, the Company’s portfolio was approximately 97.2% leased. During the three months ended March 31, 2016, the Company leased or renewed a total of 298,000 square feet in its portfolio. The Company has committed approximately $4.5 million, or $40.12 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the three months ended March 31, 2016. The Company has committed approximately $160,000, or $1.43 per square foot, in leasing commissions, for the new leases that occurred during the three months ended March 31, 2016. The Company has committed approximately $170,000, or $0.91 per square foot, in tenant improvements, for the renewed leases that occurred during the three months ended March 31, 2016. Leasing commission commitments for renewed leases were not material for the three months ended March 31, 2016.

Subsequent Events

On April 1, 2016, the Company repaid in full the Gateway Village III mortgage note related to Gateway Shopping Center for a total of approximately $7.1 million, without penalty, in accordance with the prepayment provisions of the note.

On April 12, 2016, the Company received notices of redemption for a total of 94,126 OP Units. ROIC elected to redeem the OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 94,126 shares of ROIC common stock were issued.

During the month ended April 30, 2016, the Company sold 73,325 shares under the 2014 ATM program, which resulted in gross proceeds of approximately $1.5 million and commissions of approximately $22,000 paid to the agent.

On April 27, 2016, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.18 per share and per OP Unit, payable on June 29, 2016 to holders of record on June 15, 2016.

Results of Operations

At March 31, 2016, the Company had 75 properties, all of which are consolidated (“consolidated properties”) in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of March 31, 2016. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,
	2016	2015
Operating income per GAAP	$18,399	$12,870
Plus: Depreciation and amortization	20,933	17,634
General and administrative expenses	3,319	2,641
Acquisition transaction costs	136	171
Other expenses	154	149
Total portfolio property operating income	$42,941	$33,465

The following comparison for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, makes reference to the effect of the same-store properties. Same-store properties, which totaled 61 of the Company’s 75 properties as of March 31, 2016, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2016 related to the 61 same-store properties owned by the Company during the entirety of both the three months ended March 31, 2016 and 2015 and consolidated into the Company’s financial statements during such periods (in thousands).

	Three months ended March 31, 2016
	Same-Store	Non Same-Store	Total
Operating income per GAAP	$19,278	$(879)	$18,399
Plus: Depreciation and amortization	16,081	4,852	20,933
General and administrative expenses (1)	—	3,319	3,319
Acquisition transaction costs	1	135	136
Other expenses (1)	—	154	154
Property operating income	$35,360	$7,581	$42,941

______________________

(1)	For illustration purposes, general and administrative expenses and other expenses are included in non same-store because the Company does not allocate these types of expenses between same-store and non same-store.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2015 related to the 61 same-store properties owned by the Company during the entirety of both the three months ended March 31, 2016 and 2015 and consolidated into the Company’s financial statements during such periods (in thousands).

	Three months ended March 31, 2015
	Same-Store	Non Same-Store	Total
Operating income (loss) per GAAP	$15,507	$(2,637)	$12,870
Plus: Depreciation and amortization	16,645	989	17,634
General and administrative expenses (1)	—	2,641	2,641
Acquisition transaction costs	40	131	171
Other expenses (1)	—	149	149
Property operating income	$32,192	$1,273	$33,465

______________________

(1)	For illustration purposes, general and administrative expenses and other expenses are included in non same-store because the Company does not allocate these types of expenses between same-store and non same-store.

During the three months ended March 31, 2016, the Company generated property operating income of approximately $42.9 million compared to property operating income of $33.5 million generated during the three months ended March 31, 2015. Property operating income increased by $9.5 million during the three months ended March 31, 2016 primarily as a result of an increase in the number of properties owned by the Company in 2016 compared to 2015.  As of March 31, 2016, the Company owned 75 consolidated properties as compared to 64 properties at March 31, 2015. The newly acquired properties increased property operating income in the three months ended March 31, 2016 by approximately $6.3 million compared to the three months ended March 31, 2015. The property operating income for the 61 same-store properties increased $3.2 million primarily due to an increase in base rents for the same store properties, as well as a $1.6 million increase due to the accelerated recognition of a below market lease intangible liability resulting from an anchor termination compared to the three months ended March 31, 2015.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended March 31, 2016 of approximately $20.9 million compared to $17.6 million incurred during the three months ended March 31, 2015. Depreciation and amortization expenses were higher in 2016 as a result of an increase in the number of properties owned by the Company in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $3.3 million during the three months ended March 31, 2016 compared to $2.6 million during the three months ended March 31, 2015. General and administrative expenses increased approximately $678,000 primarily as a result of an increase in compensation-related expenses.

Acquisition transaction costs

The Company incurred property acquisition costs during the three months ended March 31, 2016 of approximately $136,000 compared to $171,000 incurred during the three months ended March 31, 2015.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended March 31, 2016 of approximately $9.5 million compared to approximately $8.5 million during the three months ended March 31, 2015. The increase of approximately $1.0 million was primarily due to additional interest incurred related to additional borrowings on the unsecured revolving credit facility (the “credit facility”) and the term loan (the “term loan”) that was entered into in September 2015.

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

The Financial Accounting Standards Board (“FASB”) guidance relating to business combinations requires, among other things, an acquirer of a business (or investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions. Accordingly, the costs of completed acquisitions will reduce our FFO. Acquisition costs for the three months ended March 31, 2016 and 2015 were approximately $136,000 and $171,000, respectively.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,
	2016	2015
Net income attributable to ROIC	$8,027	$4,200
Plus: Depreciation and amortization	20,933	17,634
Funds from operations – basic	28,960	21,834
Net income attributable to non-controlling interests	898	176
Funds from operations – diluted	$29,858	$22,010

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three months ended March 31, 2016 and 2015. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 61 of the Company’s 75 properties as of March 31, 2016, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

	Three Months Ended March 31,
	2016	2015
Same-center cash NOI	$31,415	$29,206
Non same-center cash NOI	6,444	1,070
Total Company cash NOI	37,859	30,276
Adjustments
Depreciation and amortization	(20,933)	(17,634)
General and administrative expenses	(3,319)	(2,641)
Acquisition transaction costs	(136)	(171)
Other expense	(154)	(149)
Property revenues and expenses (1)	5,082	3,189
Operating income	$18,399	$12,870

______________________

(1)	Includes straight-line rents, amortization of above and below-market lease intangibles, anchor lease termination fees, net of contractual amounts, and expense and recovery adjustments related to prior periods.

During the three months ended March 31, 2016, the Company generated same-center cash NOI of approximately $31.4 million compared to same-center cash NOI of approximately $29.2 million generated during the three months ended March 31, 2015, representing a 7.6% increase. This increase is primarily due to an increase in base rents and recoveries from tenants.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases. The value of below-market rental lease renewal options is deferred until such time as the renewal option is exercised and subsequently amortized over the corresponding renewal period. The value of in-place leases are amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time. The Company will record a bargain purchase gain if it determines that the purchase price for the acquired assets was less than the fair value. The Company will record a liability in situations where any part of the cash consideration is deferred. The amounts payable in the future are discounted to their present value. The liability is subsequently re-measured to fair value with changes in fair value recognized in the consolidated statements of operations. If, up to one year from the acquisition date, information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate property adjustments are made to the purchase price allocation in the period in which the amounts are adjusted.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2016.

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

During the three months ended March 31, 2016, the Company’s primary sources of cash were distributions from the Operating Partnership. As of March 31, 2016, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On September 19, 2014, the Company entered into four separate Sales Agreements (the “2014 sales agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Agent” and collectively, the “Agents”) pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Agents either as agents or principals. During the three months ended March 31, 2016, ROIC did not sell any shares under the 2014 sales agreements. Through March 31, 2016, ROIC has sold a total of 544,567 shares under the 2014 sales agreements, which resulted in gross proceeds of approximately $9.9 million and commissions of approximately $149,000 paid to the agent.

For the three months ended March 31, 2016, dividends paid to stockholders totaled approximately $18.1 million.  Additionally, for the three months ended March 31, 2016, the Operating Partnership made distributions of approximately $1.9 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $35.5 million.  For the three months ended March 31, 2015, dividends paid to stockholders totaled approximately $16.0 million.  Additionally, for the three months ended March 31, 2015, the Operating Partnership made distributions of approximately $666,000 to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $28.7 million.  In the future, it is expected that the cash flows from stabilized properties will be sufficient to cover the dividends paid to stockholders.

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

During the three months ended March 31, 2016, the Operating Partnership’s primary sources of cash were (i) cash flow from operations, and (ii) proceeds from bank borrowings under the credit facility. As of March 31, 2016, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

The Operating Partnership has an unsecured revolving credit facility with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the credit facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions. The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at March 31, 2016.

As of March 31, 2016, $300.0 million and $169.5 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the three months ended March 31, 2016 were 1.5% and 1.4%, respectively. The Company had no available borrowings under the term loan at March 31, 2016. The Company had $330.5 million available to borrow under the credit facility at March 31, 2016.

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

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net Cash Provided by (Used in):
Operating Activities	$35,513	$28,713
Investing Activities	$(9,660)	$(101,115)
Financing Activities	$(19,710)	$73,312

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $35.5 million in the three months ended March 31, 2016, compared to $28.7 million in the comparable period in 2015. During the three months ended March 31, 2016, cash flows from operating activities increased by approximately $6.8 million primarily due to an increase in property operating income of approximately $9.5 million, offset by an increase in interest expense of approximately $1.0 million due to higher borrowing amounts in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 and the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to $9.7 million in the three months ended March 31, 2016, compared to $101.1 million in the comparable period in 2015. During the three months ended March 31, 2016, cash flows used in investing activities decreased by approximately $91.5 million, primarily due to the decrease in cash outflow on investments in real estate of approximately $97.9 million. This decrease was due to both a reduction in acquisitions as well as the use of OP Units for acquisitions in the three months ended March 31, 2016. This decrease was slightly offset by an increase in improvements to properties of approximately $3.0 million.

Financing Activities

Net cash flows used in financing activities amounted to $19.7 million for the three months ended March 31, 2016, compared to net cash flows provided by financing activities of $73.3 million in the comparable period in 2015. During the three months ended March 31, 2016, cash flows used in financing activities increased by approximately $93.0 million, primarily due to the increase in net payments on the credit facility of approximately $48.0 million and $38.8 million in cash payments for the redemption of OP Units in the three months ended March 31, 2016 for which there were no payments in the three months ended March 31, 2015. This increase was furthered by the receipt of approximately $9.9 million in net proceeds from the sale of common stock through the ATM program in the three months ended March 31, 2015, for which there were no proceeds received during the same period in 2016.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at March 31, 2016 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$7,688	$8,786	$19,237	$157	$166	$42,335	$78,369
Mortgage Notes Payable Interest	2,579	3,079	2,174	1,655	1,650	6,523	17,660
Term loan (2)	—	—	—	300,000	—	—	300,000
Credit facility (3)	—	—	—	169,500	—	—	169,500
Senior Notes Due 2024 (4)	10,000	10,000	10,000	10,000	10,000	290,000	340,000
Senior Notes Due 2023 (4)	12,500	12,500	12,500	12,500	12,500	287,500	350,000
Operating lease obligations	751	1,049	1,054	1,059	1,067	36,204	41,184
Total	$33,518	$35,414	$44,965	$494,871	$25,383	$662,562	$1,296,713

_________________________________

(1)	Does not include unamortized mortgage premium of $1.6 million as of March 31, 2016.

(2)	For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the average interest rate on the term loan during the three months ended March 31, 2016 which was 1.5%. Borrowings under the term loan accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

(3)	For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the average interest rate on the credit facility during the three months ended March 31, 2016 which was 1.4%. Borrowings under the credit facility accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(4)	Represents payments of interest only in years 2016 through 2020 and payments of both principal and interest thereafter.

For the new leases and renewals that occurred during the three months ended March 31, 2016, the Company has committed approximately $4.7 million and $156,000 in tenant improvements (including building improvements) and leasing commissions, respectively. As of March 31, 2016, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of March 31, 2016, the Company does not have any off-balance sheet arrangements.

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

On September 29, 2015, the Company entered into the Term Loan Agreement with KeyBank National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent and the other lenders party thereto, under which the lenders agreed to provide a $300.0 million unsecured term loan facility. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. The initial maturity date of the term loan is January 31, 2019, subject to two one-year extension options, which may be exercised upon satisfaction of certain conditions including the payment of extension fees. The Operating Partnership has an unsecured revolving credit facility with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the credit facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions.

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

As of March 31, 2016, the Company had $469.5 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 9 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

During the three months ended March 31, 2016, the Company entered into two interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of March 31, 2016, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	March 31, 2016 Value	Increase 50 basis points	Increase 100 basis points
$50,000	(1,289)	(867)	(184)	492	1,156
$50,000	(1,158)	(737)	(54)	621	1,284

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

During the three months ended March 31, 2016, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the three months ended March 31, 2016, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to our risk factors during the three months ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, ROIC purchased the following:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	75,472	$17.90	—	—
February 1, 2016 to February 29, 2016	—	—	—	—
March 1, 2016 to March 31, 2016	—	—	—	—
Total	75,472	$17.90	—	—

_________________________________

(1)	Represents shares repurchased by the Company in connection with the net share settlement to cover the minimum taxes on vesting of restricted stock issued under the Company's 2009 Equity Incentive Plan that vested.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor .(1)

3.2	Articles of Amendment and Restatement of Retail Opportunity Investments Corp.(1)

3.3	Bylaws of Retail Opportunity Investments Corp.(1)

3.4	Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP by and among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013 (2)

10.1	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holder named therein, dated as of March 10, 2016 (3)

10.2	Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partner identified therein, dated as of March 10, 2016 (3)

10.3	Fifth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of March 10, 2016 (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema

101.CAL XBRL Taxonomy Extension Calculation Linkbase

101.DEF XBRL Taxonomy Extension Definition Linkbase

101.LAB XBRL Taxonomy Extension Label Linkbase

101.PRE XBRL Taxonomy Extension Presentation Linkbase

_________________________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 3, 2011.
(2)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013.
(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 16, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: April 28, 2016	Date: April 28, 2016

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: April 28, 2016	Date: April 28, 2016