Form 10-Q
period 2016-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2016-10-26
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 109,298,012 shares of common stock, par value $0.0001 per share, outstanding as of October 21, 2016.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2016 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of September 30, 2016, ROIC owned an approximate 90.2% partnership interest and other limited partners owned the remaining 9.8% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Real Estate Investments:
Land	$741,255	$669,307
Building and improvements	1,859,178	1,627,310
	2,600,433	2,296,617
Less: accumulated depreciation	176,398	134,311
Real Estate Investments, net	2,424,035	2,162,306
Cash and cash equivalents	10,447	8,844
Restricted cash	161	227
Tenant and other receivables, net	31,100	28,652
Deposits	4,500	500
Acquired lease intangible assets, net of accumulated amortization	79,282	66,942
Prepaid expenses	827	1,953
Deferred charges, net of accumulated amortization	34,388	30,129
Other	1,761	1,895
Total assets	$2,586,501	$2,301,448
LIABILITIES AND EQUITY
Liabilities:
Term loan	$299,094	$298,802
Credit facility	5,373	132,028
Senior Notes Due 2026	199,732	—
Senior Notes Due 2024	245,222	244,833
Senior Notes Due 2023	244,893	244,426
Mortgage notes payable	71,634	62,156
Acquired lease intangible liabilities, net of accumulated amortization	153,140	124,861
Accounts payable and accrued expenses	25,197	13,205
Tenants’ security deposits	5,778	5,085
Other liabilities	12,327	11,036
Total liabilities	1,262,390	1,136,432
Commitments and contingencies
Non-controlling interests - redeemable OP Units	—	33,674
Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 109,156,012 and 99,531,034 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	11	10
Additional paid-in-capital	1,355,523	1,166,395
Accumulated dividends in excess of earnings	(155,854)	(122,991)
Accumulated other comprehensive loss	(5,284)	(6,743)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,194,396	1,036,671
Non-controlling interests	129,715	94,671
Total equity	1,324,111	1,131,342
Total liabilities and equity	$2,586,501	$2,301,448

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Base rents	$45,429	$37,654	$134,929	$108,884
Recoveries from tenants	13,271	10,279	37,642	29,809
Other income	654	2,144	1,548	2,721
Total revenues	59,354	50,077	174,119	141,414
Operating expenses
Property operating	8,053	7,285	23,761	21,064
Property taxes	6,594	4,933	18,302	14,351
Depreciation and amortization	23,102	18,059	65,856	52,567
General and administrative expenses	3,220	3,092	10,055	9,387
Acquisition transaction costs	179	91	613	507
Other (income) expense	(10)	254	361	507
Total operating expenses	41,138	33,714	118,948	98,383
Operating income	18,216	16,363	55,171	43,031
Non-operating expenses
Interest expense and other finance expenses	(10,001)	(8,526)	(29,393)	(25,407)
Net income	8,215	7,837	25,778	17,624
Net income attributable to non-controlling interests	(813)	(295)	(2,645)	(681)
Net Income Attributable to Retail Opportunity Investments Corp.	$7,402	$7,542	$23,133	$16,943
Earnings per share - basic and diluted:	$0.07	$0.08	$0.22	$0.18
Dividends per common share	$0.18	$0.17	$0.54	$0.51
Comprehensive income:
Net income	$8,215	$7,837	$25,778	$17,624
Other comprehensive income
Unrealized swap derivative gain (loss) arising during the period	416	—	(402)	—
Reclassification adjustment for amortization of interest expense included in net income	628	535	1,861	1,604
Other comprehensive income	1,044	535	1,459	1,604
Comprehensive income	9,259	8,372	27,237	19,228
Comprehensive income attributable to non-controlling interests	(813)	(295)	(2,645)	(681)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$8,446	$8,077	$24,592	$18,547

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statement of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2015	99,531,034	$10	$1,166,395	$(122,991)	$(6,743)	$94,671	$1,131,342
Shares issued under the 2009 Plan	337,556	—	—	—	—	—	—
Repurchase of common stock	(76,262)	—	(1,368)	—	—	—	(1,368)
Cancellation of restricted stock	(7,332)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,650	—	—	—	3,650
Issuance of OP Units to non-controlling interests	—	—	—	—	—	48,175	48,175
OP Unit redemption	613,762	—	12,982	—	—	(12,982)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(7,182)	(7,182)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(3,940)	—	—	3,940	—
Proceeds from the issuance of common stock	8,757,254	1	184,880	—	—	—	184,881
Registration expenditures	—	—	(7,076)	—	—	—	(7,076)
Cash dividends ($0.54 per share/unit)	—	—	—	(55,863)	—	(6,262)	(62,125)
Dividends payable to officers	—	—	—	(133)	—	—	(133)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	23,133	—	—	23,133
Net income attributable to non-controlling interests	—	—	—	—	—	2,645	2,645
Other comprehensive income	—	—	—	—	1,459	—	1,459
Total	109,156,012	$11	$1,355,523	$(155,854)	$(5,284)	$123,005	$1,317,401
Proceeds on repayment of promissory note receivable secured by equity	—	—	—	—	—	6,710	6,710
Balance at September 30, 2016	109,156,012	$11	$1,355,523	$(155,854)	$(5,284)	$129,715	$1,324,111

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,778	$17,624
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	65,856	52,567
Amortization of deferred financing costs and mortgage premiums, net	1,558	119
Straight-line rent adjustment	(3,312)	(3,847)
Amortization of above and below market rent	(10,769)	(7,346)
Amortization relating to stock based compensation	3,650	3,490
Provisions for tenant credit losses	1,578	1,574
Other noncash interest expense	1,604	1,604
Change in operating assets and liabilities:
Restricted cash	31	205
Tenant and other receivables	(713)	(1,337)
Prepaid expenses	1,127	1,857
Accounts payable and accrued expenses	12,270	10,369
Other assets and liabilities, net	(149)	(2,284)
Net cash provided by operating activities	98,509	74,595
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(207,980)	(235,786)
Improvements to properties	(31,920)	(19,278)
Deposits on real estate acquisitions	(4,000)	3,500
Construction escrows and other	35	23
Net cash used in investing activities	(243,865)	(251,541)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(7,630)	(65,156)
Proceeds from mortgage loan	—	35,500
Proceeds from term loan	—	300,000
Proceeds from draws on credit facility	242,500	306,000
Payments on credit facility	(370,000)	(446,275)
Proceeds from issuance of Senior Notes Due 2026	200,000	—
Proceeds on repayment of promissory note receivable	6,710	—
Redemption of OP Units	(38,820)	—
Distributions to OP Unitholders	(6,262)	(1,950)
Deferred financing and other costs	(71)	(1,766)
Proceeds from the sale of common stock	184,881	101,293
Registration expenditures	(6,983)	(4,286)
Dividends paid to common stockholders	(55,998)	(48,918)
Repurchase of common stock	(1,368)	(1,316)
Net cash provided by financing activities	146,959	173,126
Net increase (decrease) in cash and cash equivalents	1,603	(3,820)
Cash and cash equivalents at beginning of period	8,844	10,773
Cash and cash equivalents at end of period	$10,447	$6,953
Other non-cash investing and financing activities increase (decrease):
Issuance of OP Units in connection with acquisitions	$46,140	$—
Fair value of assumed mortgages upon acquisition	$17,618	$—
Intangible lease liabilities	$26,631	$15,609
Interest rate swap liabilities	$145	$—
Accrued real estate improvement costs	$(726)	$503
OP Unit redemption	$12,982	$2,731

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	September 30, 2016 (unaudited)	December 31, 2015
ASSETS
Real Estate Investments:
Land	$741,255	$669,307
Building and improvements	1,859,178	1,627,310
	2,600,433	2,296,617
Less: accumulated depreciation	176,398	134,311
Real Estate Investments, net	2,424,035	2,162,306
Cash and cash equivalents	10,447	8,844
Restricted cash	161	227
Tenant and other receivables, net	31,100	28,652
Deposits	4,500	500
Acquired lease intangible assets, net of accumulated amortization	79,282	66,942
Prepaid expenses	827	1,953
Deferred charges, net of accumulated amortization	34,388	30,129
Other	1,761	1,895
Total assets	$2,586,501	$2,301,448
LIABILITIES AND CAPITAL
Liabilities:
Term loan	$299,094	$298,802
Credit facility	5,373	132,028
Senior Notes Due 2026	199,732	—
Senior Notes Due 2024	245,222	244,833
Senior Notes Due 2023	244,893	244,426
Mortgage notes payable	71,634	62,156
Acquired lease intangible liabilities, net of accumulated amortization	153,140	124,861
Accounts payable and accrued expenses	25,197	13,205
Tenants’ security deposits	5,778	5,085
Other liabilities	12,327	11,036
Total liabilities	1,262,390	1,136,432
Commitments and contingencies
Redeemable limited partners	—	33,674
Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	1,199,680	1,043,414
Limited partners’ capital (consists of limited partnership interests held by third parties)	129,715	94,671
Accumulated other comprehensive loss	(5,284)	(6,743)
Total capital	1,324,111	1,131,342
Total liabilities and capital	$2,586,501	$2,301,448

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Base rents	$45,429	$37,654	$134,929	$108,884
Recoveries from tenants	13,271	10,279	37,642	29,809
Other income	654	2,144	1,548	2,721
Total revenues	59,354	50,077	174,119	141,414
Operating expenses
Property operating	8,053	7,285	23,761	21,064
Property taxes	6,594	4,933	18,302	14,351
Depreciation and amortization	23,102	18,059	65,856	52,567
General and administrative expenses	3,220	3,092	10,055	9,387
Acquisition transaction costs	179	91	613	507
Other (income) expense	(10)	254	361	507
Total operating expenses	41,138	33,714	118,948	98,383
Operating income	18,216	16,363	55,171	43,031
Non-operating expenses
Interest expense and other finance expenses	(10,001)	(8,526)	(29,393)	(25,407)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$8,215	$7,837	$25,778	$17,624
Earnings per unit - basic and diluted:	$0.07	$0.08	$0.22	$0.18
Distributions per unit	$0.18	$0.17	$0.54	$0.51
Comprehensive income:
Net income	$8,215	$7,837	$25,778	$17,624
Other comprehensive income
Unrealized swap derivative gain (loss) arising during the period	416	—	(402)	—
Reclassification adjustment for amortization of interest expense included in net income	628	535	1,861	1,604
Other comprehensive income	1,044	535	1,459	1,604
Comprehensive income	$9,259	$8,372	$27,237	$19,228

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statement of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Capital
Balance at December 31, 2015	12,195,603	$94,671	99,531,034	$1,043,414	$(6,743)	$1,131,342
OP units issued under the 2009 Plan	—	—	337,556	—	—	—
Repurchase of OP Units	—	—	(76,262)	(1,368)	—	(1,368)
Cancellation of restricted stock	—	—	(7,332)	—	—	—
Stock based compensation expense	—	—	—	3,650	—	3,650
Issuance of OP Units	2,434,833	48,175	—	—	—	48,175
Equity redemption of OP Units	(613,762)	(12,982)	613,762	12,982	—	—
Cash redemption of OP Units	(2,206,613)	(7,182)	—	—	—	(7,182)
Adjustment to non-controlling interests ownership in Operating Partnership	—	3,940	—	(3,940)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	8,757,254	184,881	—	184,881
Registration expenditures	—	—	—	(7,076)	—	(7,076)
Cash distributions ($0.54 per unit)	—	(6,262)	—	(55,863)	—	(62,125)
Dividends payable to officers	—	—	—	(133)	—	(133)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	2,645	—	23,133	—	25,778
Other comprehensive income	—	—	—	—	1,459	1,459
Total	11,810,061	$123,005	109,156,012	$1,199,680	$(5,284)	$1,317,401
Proceeds on repayment of promissory note receivable secured by capital	—	6,710	—	—	—	6,710
Balance at September 30, 2016	11,810,061	$129,715	109,156,012	$1,199,680	$(5,284)	$1,324,111

_________________________________

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,778	$17,624
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	65,856	52,567
Amortization of deferred financing costs and mortgage premiums, net	1,558	119
Straight-line rent adjustment	(3,312)	(3,847)
Amortization of above and below market rent	(10,769)	(7,346)
Amortization relating to stock based compensation	3,650	3,490
Provisions for tenant credit losses	1,578	1,574
Other noncash interest expense	1,604	1,604
Change in operating assets and liabilities:
Restricted cash	31	205
Tenant and other receivables	(713)	(1,337)
Prepaid expenses	1,127	1,857
Accounts payable and accrued expenses	12,270	10,369
Other assets and liabilities, net	(149)	(2,284)
Net cash provided by operating activities	98,509	74,595
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(207,980)	(235,786)
Improvements to properties	(31,920)	(19,278)
Deposits on real estate acquisitions	(4,000)	3,500
Construction escrows and other	35	23
Net cash used in investing activities	(243,865)	(251,541)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(7,630)	(65,156)
Proceeds from mortgage loan	—	35,500
Proceeds from term loan	—	300,000
Proceeds from draws on credit facility	242,500	306,000
Payments on credit facility	(370,000)	(446,275)
Proceeds from issuance of Senior Notes Due 2026	200,000	—
Proceeds on repayment of promissory note receivable	6,710	—
Redemption of OP Units	(38,820)	—
Deferred financing and other costs	(71)	(1,766)
Proceeds from the issuance of OP Units in connection with sale of common stock	184,881	101,293
Registration expenditures	(6,983)	(4,286)
Distributions to Unitholders	(62,260)	(50,868)
Repurchase of OP Units	(1,368)	(1,316)
Net cash provided by financing activities	146,959	173,126
Net increase (decrease) in cash and cash equivalents	1,603	(3,820)
Cash and cash equivalents at beginning of period	8,844	10,773
Cash and cash equivalents at end of period	$10,447	$6,953
Other non-cash investing and financing activities increase (decrease):
Issuance of OP Units in connection with acquisitions	$46,140	$—
Fair value of assumed mortgages upon acquisition	$17,618	$—
Intangible lease liabilities	$26,631	$15,609
Interest rate swap liabilities	$145	$—
Accrued real estate improvement costs	$(726)	$503
OP Unit redemption	$12,982	$2,731

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

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

Although ROIC may qualify as a REIT for U.S. federal income tax purposes, it is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary (“TRS”), if any, is fully subject to U.S. federal, state and local income taxes. For all periods from inception through September 26, 2013 the Operating Partnership has been an entity disregarded from its sole owner, ROIC, for U.S. federal income tax purposes and as such has not been subject to federal income taxes. Effective September 27, 2013, the Operating Partnership issued OP Units in connection with the acquisitions of two shopping centers. Accordingly, the Operating Partnership ceased being a disregarded entity and instead is being treated as a partnership for U.S. federal income tax purposes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2016, the statute of limitations for the tax years 2013 through and including 2015 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. The Company expenses transaction costs associated with business combinations in the period incurred. During the nine months ended September 30, 2016 and 2015, capitalized costs related to the improvement or replacement of real estate properties were approximately $31.2 million and $18.8 million, respectively.

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

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the three months ended September 30, 2016 and 2015 of approximately $179,000 and $91,000, respectively, and approximately $613,000 and $507,000 during the nine months ended September 30, 2016 and 2015, respectively.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2016.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The provision for doubtful accounts at September 30, 2016 and December 31, 2015 was approximately $5.1 million and $4.5 million, respectively.

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

Internal Capitalized Leasing Costs

The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the three months ended September 30, 2016 and 2015, the Company capitalized approximately $313,000 and $279,000, respectively. During the nine months ended September 30, 2016 and 2015, the Company capitalized approximately $931,000 and $804,000, respectively.

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

For the three and nine months ended September 30, 2016 and 2015, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards outstanding under the 2009 Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$8,215	$7,837	$25,778	$17,624
Less income attributable to non-controlling interests	(813)	(295)	(2,645)	(681)
Less earnings allocated to unvested shares	(67)	(58)	(204)	(173)
Net income available for common stockholders, basic	$7,335	$7,484	$22,929	$16,770
Numerator:
Net income	$8,215	$7,837	$25,778	$17,624
Less earnings allocated to unvested shares	(67)	(58)	(204)	(173)
Net income available for common stockholders, diluted	$8,148	$7,779	$25,574	$17,451
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	107,745,991	96,722,628	102,460,495	94,479,375
OP units	12,015,200	3,771,314	11,767,965	3,825,710
Restricted stock awards - performance-based	166,949	163,167	147,751	153,191
Stock options	145,609	98,354	132,936	102,705
Denominator for diluted EPS – weighted average common equivalent shares	120,073,749	100,755,463	114,509,147	98,560,981

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$8,215	$7,837	$25,778	$17,624
Less earnings allocated to unvested shares	(67)	(58)	(204)	(173)
Net income available to unitholders, basic and diluted	$8,148	$7,779	$25,574	$17,451
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	119,761,191	100,493,942	114,228,460	98,305,085
Restricted stock awards – performance-based	166,949	163,167	147,751	153,191
Stock options	145,609	98,354	132,936	102,705
Denominator for diluted earnings per unit – weighted average common equivalent units	120,073,749	100,755,463	114,509,147	98,560,981

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 7.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  Restricted stock grants vest based upon the completion of a service period (“time-based grants”) and/or the Company meeting certain established market-specific financial performance criteria (“performance-based grants”).  Time-based grants are valued according to the market price for the Company’s common stock at the date of grant.  For performance-based grants, a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company’s policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and time-based grants of stock are expensed as compensation on a straight-line basis over the vesting period.  Depending on the terms of the agreement, certain awards of performance-based grants are expensed as compensation under the accelerated attribution method while certain are expensed as compensation on a straight-line basis over the vesting period. All awards of performance-based grants are recognized in income regardless of the results of the performance criteria.

Non-Controlling Interests – Redeemable OP Units / Redeemable Limited Partners

OP Units are classified as either mezzanine equity or permanent equity. If ROIC could be required to deliver cash in exchange for the OP Units upon redemption, such OP Units are referred to as Redeemable OP Units and presented in the mezzanine section of the balance sheet. If ROIC could, in its sole discretion, deliver cash or shares of ROIC common stock in exchange for the OP Units upon redemption, such OP Units are classified as permanent equity and presented in the equity section of the balance sheet. As of September 30, 2016, all outstanding OP Units are classified as permanent equity. See Note 8 for further discussion.

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

2. Real Estate Investments

The following real estate investment transactions have occurred during the nine months ended September 30, 2016.

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

On September 15, 2016, the Company acquired the property known as Rose City Center located in Portland, Oregon, for a purchase price of approximately $12.8 million. Rose City Center is approximately 61,000 square feet and is anchored by Safeway Supermarket. The property was acquired with borrowings under the Company's unsecured revolving credit facility and cash on hand.

Any reference to the number of properties and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of its financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the nine months ended September 30, 2016 (in thousands).

September 30, 2016
ASSETS
Land	$67,590
Building and improvements	210,858
Acquired lease intangible assets	14,887
Deferred charges	5,035
Assets acquired	$298,370
LIABILITIES
Mortgage notes assumed	$17,618
Acquired lease intangible liabilities	26,631
Liabilities assumed	$44,249

The allocations for Magnolia Shopping Center, Casitas Plaza Shopping Center, Bouquet Center and North Ranch Shopping Center are final. The allocations for Monterey Center and Rose City Center are preliminary and will be adjusted as final information becomes available.

Pro Forma Financial Information

The pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, adjusted to give effect to the acquisition of properties described above as if such transactions had been completed at the beginning of 2015. The pro forma financial information set forth below is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Statement of operations:
Revenues	$45,634	$46,834	$142,220	$143,235
Net income attributable to Retail Opportunity Investments Corp.	$7,436	$7,950	$23,360	$19,423

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the three and nine months ended September 30, 2016, for the properties acquired during the nine months ended September 30, 2016 (in thousands).

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Statement of operations:
Revenues	$4,923	$8,180
Net income attributable to Retail Opportunity Investments Corp.	$626	$948

3. Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of September 30, 2016 are summarized as follows (in thousands):

Minimum Rents
Remaining 2016	$41,379
2017	157,584
2018	137,103
2019	115,455
2020	96,696
Thereafter	422,250
Total minimum lease payments	$970,467

4. Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s term loan, unsecured revolving credit facility, carve-out guarantees on property-level debt, the Senior Notes Due 2026, the Senior Notes Due 2024 and the Senior Notes Due 2023.

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

Mortgage Notes Payable

On March 10, 2016, in connection with the acquisitions of Magnolia Shopping Center and Casitas Plaza Shopping Center, the Company assumed two existing mortgage loans with outstanding principal balances of approximately $9.3 million and $7.6 million, respectively. On April 1, 2016, the Company repaid in full the Gateway Village III mortgage note related to Gateway Shopping Center for a total of approximately $7.1 million, without penalty, in accordance with the prepayment provisions of the note.

The mortgage notes payable collateralized by respective properties and assignment of leases at September 30, 2016 and December 31, 2015, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	September 30, 2016	December 31, 2015
Gateway Village III	July 2016	6.10%	$—	$7,166
Bernardo Heights Plaza	July 2017	5.70%	8,265	8,404
Santa Teresa Village	February 2018	6.20%	10,442	10,613
Magnolia Shopping Center	October 2018	5.50%	9,179	—
Casitas Plaza Shopping Center	June 2022	5.32%	7,483	—
Diamond Hills Plaza	October 2025	3.55%	35,500	35,500
			$70,869	$61,683
Mortgage premiums			1,208	922
Net unamortized deferred financing costs			(443)	(449)
Total mortgage notes payable			$71,634	$62,156

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	September 30, 2016	December 31, 2015
Term Loan	$300,000	$300,000
Net unamortized deferred financing costs	(906)	(1,198)
Term Loan:	$299,094	$298,802

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	September 30, 2016	December 31, 2015
Credit Facility	$8,000	$135,500
Net unamortized deferred financing costs	(2,627)	(3,472)
Credit Facility:	$5,373	$132,028

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the credit facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a)

the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The Company obtained investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-) during the second quarter of 2013.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at September 30, 2016.

As of September 30, 2016, $300.0 million and $8.0 million were outstanding under the term loan and credit facility, respectively. The average interest rate on the term loan during both the three and nine months ended September 30, 2016 was 1.6%. The average interest rate on the credit facility during both the three and nine months ended September 30, 2016 was 1.5%. The Company had no available borrowings under the term loan at September 30, 2016. The Company had $492.0 million available to borrow under the credit facility at September 30, 2016.

Senior Notes Due 2026

The carrying value of the Company’s Senior Notes Due 2026 is as follows (in thousands):

	September 30, 2016	December 31, 2015
Principal amount	$200,000	$—
Net unamortized deferred financing costs	(268)	—
Senior Notes Due 2026:	$199,732	$—

On July 26, 2016, the Operating Partnership entered into a Note Purchase Agreement, as amended, which provided for the issuance of $200.0 million principal amount of 3.95% Senior Notes Due 2026 (the “Senior Notes Due 2026”) in a private placement effective September 22, 2016. The Senior Notes Due 2026 pay interest on March 22 and September 22 of each year, commencing on March 22, 2017, and mature on September 22, 2026, unless prepaid earlier by the Operating Partnership. The Operating Partnership's performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC. The net proceeds were used to reduce borrowings under the Operating Partnership’s $500.0 million unsecured revolving credit facility. The interest expense recognized on the Senior Notes Due 2026 during the three and nine months ended September 30, 2016 included approximately $198,000 for the contractual coupon interest.

In connection with the issuance of the Senior Notes Due 2026, the Company incurred approximately $268,000 of deferred financing costs which are being amortized over the term of the Senior Notes Due 2026.

Senior Notes Due 2024

The carrying value of the Company’s Senior Notes Due 2024 is as follows (in thousands):

	September 30, 2016	December 31, 2015
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,967)	(3,191)
Net unamortized deferred financing costs	(1,811)	(1,976)
Senior Notes Due 2024:	$245,222	$244,833

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2024 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2024 during the three months ended September 30, 2016 included $2.5 million and approximately $75,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the nine months ended September 30, 2016 included $7.5 million and approximately $224,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the three months ended September 30, 2015 included $2.5 million and approximately $72,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the nine months ended September 30, 2015 included $7.5 million and approximately $215,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2024 offering, the Company incurred approximately $2.2 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2024.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes Due 2023 is as follows (in thousands):

	September 30, 2016	December 31, 2015
Principal amount	$250,000	$250,000
Unamortized debt discount	(3,212)	(3,482)
Net unamortized deferred financing costs	(1,895)	(2,092)
Senior Notes Due 2023:	$244,893	$244,426

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2023 during the three months ended September 30, 2016 included approximately $3.1 million and $91,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the nine months ended September 30, 2016 included approximately $9.4 million and $270,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the three months ended September 30, 2015 included approximately $3.1 million and $87,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the nine months ended September 30, 2015 included approximately $9.4 million and $256,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

5. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2016 and December 31, 2015, there were no shares of preferred stock outstanding.

 6. Common Stock of ROIC

Equity Issuance

On July 12, 2016, the Company issued 6,555,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $133.0 million, after deducting the underwriters’ discounts and commissions and offering expenses. The net proceeds were used to reduce borrowings under the Operating Partnership’s $500.0 million unsecured revolving credit facility.

ATM

On September 19, 2014, ROIC entered into four separate Sales Agreements (the “Original Sales Agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Original Agent” and collectively, the “Original Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Original Agents either as agents or principals. On May 23, 2016, ROIC entered into two additional sales agreements (the “Additional Sales Agreements”, and together with the Original Sales Agreements, the “Sales Agreements”) with each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated (the “Additional Agents”, and together with the Original Agents, the “Agents”) pursuant to which the Company may sell shares of ROIC's common stock through the Additional Agents either as agents or principals. In addition, on May 19, 2016, the Company terminated the Original Sales Agreement with MLV & Co. LLC.

During the nine months ended September 30, 2016, ROIC sold a total of 2,202,254 shares under the Sales Agreements, which resulted in gross proceeds of approximately $45.6 million and commissions of approximately $584,000 paid to the Agents. Since the Original Sales Agreements were entered into through September 30, 2016, ROIC has sold a total of 2,746,821 shares under the Sales Agreements, which resulted in gross proceeds of approximately $55.5 million and commissions of approximately $733,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the nine months ended September 30, 2016, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the nine months ended September 30, 2016, ROIC awarded 350,614 shares of restricted common stock under the 2009 Plan, of which 121,150 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on pre-defined market-specific performance criteria with a vesting date on January 1, 2019.

A summary of the status of ROIC’s non-vested restricted stock awards as of September 30, 2016, and changes during the nine months ended September 30, 2016 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	627,471	$14.39
Granted	350,614	$15.96
Vested	(306,545)	$14.01
Canceled	(7,332)	$17.62
Non-vested at September 30, 2016	664,208	$15.36

For the three months ended September 30, 2016 and 2015, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $1.1 million and $1.3 million, respectively. For the nine months ended September 30, 2016 and 2015, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $3.6 million and $3.5 million, respectively.

8. Capital of the Operating Partnership

As of September 30, 2016, the Operating Partnership had 120,966,073 OP Units outstanding. ROIC owned an approximate 90.2% partnership interest in the Operating Partnership at September 30, 2016, or 109,156,012 OP Units. The remaining 11,810,061 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of September 30, 2016, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the year ended December 31, 2015, in connection with the acquisition of Bellevue Marketplace, the property formerly known as Sternco Shopping Center, the Operating Partnership issued 1,946,483 OP Units whereby the Operating Partnership was required to deliver cash in exchange for the OP Units upon redemption if such OP Units were redeemed on or before January 31, 2016 (“Redeemable OP Units”). These Redeemable OP Units were previously classified as mezzanine equity as of December 31, 2015 because, as of such date, ROIC could be required to deliver cash upon the redemption of such OP Units. During the nine months ended September 30, 2016, the Company received notices of redemption for 1,828,825 Redeemable OP Units. The Company redeemed the OP Units in cash at a price of $17.30, in accordance with the Third Amendment to the Second Amended and Restated Agreement of Limited Partnership, as amended, of the Operating Partnership, and accordingly, a total of approximately $31.6 million was paid to the holders of the respective Redeemable OP Units. The remaining 117,658 Redeemable OP Units are treated as permanent equity as ROIC now has the option, in its sole discretion, to settle the redemption of the OP Units in cash or unregistered shares of ROIC common stock.

During the nine months ended September 30, 2016, ROIC received notices of redemption for a total of 991,550 OP Units (excluding Redeemable OP Units, described above). ROIC elected to redeem 613,762 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 613,762 shares of ROIC common stock were issued. ROIC elected to redeem the remaining 377,788 OP Units in cash.

The redemption value of outstanding OP Units owned by the limited partners as of September 30, 2016, not including ROIC, had such units been redeemed at September 30, 2016, was approximately $260.8 million, calculated based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding September 30, 2016, which amounted to $22.08 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2026 approximates carrying value at September 30, 2016. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2024 at September 30, 2016 was approximately $252.8 million. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 at September 30, 2016 was approximately $272.5 million. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed and were estimated to have a fair value of approximately $36.7 million with an interest rate range of 3.3% to 3.9% and a weighted average interest rate of 3.5% as of September 30, 2016. Mortgage notes payable originated by the Company were estimated to have a fair value of approximately $34.6 million with an interest rate of 3.9% as of September 30, 2016. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of September 30, 2016 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of September 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2016:
Liabilities
Derivative financial instruments	$—	$(145)	$—	$(145)

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $2.3 million will be reclassified as a non-cash increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2016 and December 31, 2015, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	September 30, 2016 Fair Value	December 31, 2015 Fair Value
Interest rate products	Other liabilities	$(145)	$—

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amount of gain (loss) recognized in OCI on derivative	$416	$—	$(402)	$—
Amount of loss reclassified from accumulated OCI into interest	$628	$535	$1,861	$1,604

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

The following table represents the Company’s future minimum annual lease payments under operating leases as of September 30, 2016 (in thousands):

Operating Leases
Remaining 2016	$300
2017	1,222
2018	1,260
2019	1,265
2020	1,273
Thereafter	37,934
Total minimum lease payments	$43,254

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

In connection with the acquisition of Wilsonville Town Center in December 2014, Iron Horse Plaza, Bellevue Marketplace and Warner Plaza in December 2015, and Magnolia Shopping Center and Casitas Plaza Shopping Center in March 2016 (more fully discussed in Footnote 2), the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership. The Tax Protection Agreements require the Company, subject to certain exceptions, for a period of 10 years from closing, to indemnify the respective sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

11. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For both the three months ended September 30, 2016 and 2015, the Company incurred approximately $11,000 of expenses relating to the agreements. For the nine months ended September 30, 2016 and 2015, the Company incurred approximately $33,000 and $32,000, respectively, of expenses relating to the agreements. These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.

12. Subsequent Events

On October 3, 2016, the Company acquired the property known as Trader Joe's at the Knolls, located in Long Beach, California, within the Los Angeles metropolitan area, for a purchase price of approximately $29.2 million. Trader Joe's at the Knolls is approximately 52,000 square feet and is anchored by Trader Joe's . The property was acquired with borrowings under the Company's unsecured revolving credit facility.

On October 17, 2016, the Company acquired the property known as Bridle Trails Shopping Center, located in Kirkland, Washington, within the Seattle metropolitan area, for a purchase price of approximately $32.8 million. Bridle Trails Shopping Center is approximately 106,000 square feet and is anchored by Red Apple (Unified) Supermarket and Bartell Drugs. The property was acquired with borrowings under the Company's unsecured revolving credit facility.

During the month ended October 31, 2016, the Company received notices of redemption for a total of 142,000 OP Units. ROIC elected to redeem the OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 142,000 shares of ROIC common stock were issued.

On October 25, 2016, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.18 per share and per OP Unit, payable on December 29, 2016 to holders of record on December 15, 2016.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of September 30, 2016, ROIC owned an approximate 90.2% partnership interest and other limited partners owned the remaining approximate 9.8% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of September 30, 2016, the Company’s portfolio consisted of 79 retail properties totaling approximately 9.2 million square feet of gross leasable area (“GLA”). As of September 30, 2016, the Company’s portfolio was approximately 97.0% leased. During the nine months ended September 30, 2016, the Company leased or renewed a total of 902,000 square feet in its portfolio. The Company has committed approximately $21.5 million, or $62.38 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the nine months ended September 30, 2016. The Company has committed approximately $1.1 million, or $3.29 per square foot, in leasing commissions, for the new leases that occurred during the nine months ended September 30, 2016. The Company has committed approximately $665,000, or $1.19 per square foot, in tenant improvements, including building improvements, for the renewed leases that occurred during the nine months ended September 30, 2016. Leasing commission commitments for renewed leases were not material for the nine months ended September 30, 2016.

Subsequent Events

On October 3, 2016, the Company acquired the property known as Trader Joe's at the Knolls, located in Long Beach, California, within the Los Angeles metropolitan area, for a purchase price of approximately $29.2 million. Trader Joe's at the Knolls is approximately 52,000 square feet and is anchored by Trader Joe's . The property was acquired with borrowings under the Company's unsecured revolving credit facility.

On October 17, 2016, the Company acquired the property known as Bridle Trails Shopping Center, located in Kirkland, Washington, within the Seattle metropolitan area, for a purchase price of approximately $32.8 million. Bridle Trails Shopping Center is approximately 106,000 square feet and is anchored by Red Apple (Unified) Supermarket and Bartell Drugs. The property was acquired with borrowings under the Company's unsecured revolving credit facility.

During the month ended October 31, 2016, the Company received notices of redemption for a total of 142,000 OP Units. ROIC elected to redeem the OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 142,000 shares of ROIC common stock were issued.

On October 25, 2016, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.18 per share and per OP Unit, payable on December 29, 2016 to holders of record on December 15, 2016.

Results of Operations

At September 30, 2016, the Company had 79 properties, all of which are consolidated (“consolidated properties”) in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of September 30, 2016. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended September 30,
	2016	2015
Operating income per GAAP	$18,216	$16,363
Plus: Depreciation and amortization	23,102	18,059
General and administrative expenses	3,220	3,092
Acquisition transaction costs	179	91
Other (income) expense	(10)	254
Total portfolio property operating income	$44,707	$37,859

The following comparison for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, makes reference to the effect of the same-center properties. Same-center properties, which totaled 65 of the Company’s 79 properties as of September 30, 2016, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2016 related to the 65 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2016 and 2015 and consolidated into the Company’s financial statements during such periods (in thousands).

	Three Months Ended September 30, 2016
	Same-Center	Non Same-Center	Total
Operating income per GAAP	$18,089	$127	$18,216
Plus: Depreciation and amortization	17,482	5,620	23,102
General and administrative expenses (1)	—	3,220	3,220
Acquisition transaction costs	—	179	179
Other income (1)	—	(10)	(10)
Property operating income	$35,571	$9,136	$44,707
______________________

(1)
For illustration purposes, general and administrative expenses and other income are included in non same-center because the Company does not allocate these types of expenses and income between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2015 related to the 65 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2016 and 2015 and consolidated into the Company’s financial statements during such periods (in thousands).

	Three Months Ended September 30, 2015
	Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP	$19,476	$(3,113)	$16,363
Plus: Depreciation and amortization	17,632	427	18,059
General and administrative expenses (1)	—	3,092	3,092
Acquisition transaction costs	51	40	91
Other expenses (1)	—	254	254
Property operating income	$37,159	$700	$37,859
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the three months ended September 30, 2016, the Company generated property operating income of approximately $44.7 million compared to property operating income of $37.9 million generated during the three months ended September 30, 2015. Property operating income increased by approximately $6.8 million during the three months ended September 30, 2016 primarily as a result of an increase in the number of properties owned by the Company in 2016 compared to 2015.  As of September 30, 2016, the Company owned 79 consolidated properties as compared to 68 properties at September 30, 2015. The newly acquired properties increased property operating income in the three months ended September 30, 2016 by approximately $8.4 million compared to the three months ended September 30, 2015. The property operating income for the 65 same-center properties decreased approximately $1.6 million primarily due to a $1.7 million lease settlement fee received resulting from an anchor termination in the three months ended September 30, 2015, compared to the three months ended September 30, 2016.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended September 30, 2016 of approximately $23.1 million compared to $18.1 million incurred during the three months ended September 30, 2015. Depreciation and amortization expenses were higher in 2016 as a result of an increase in the number of properties owned by the Company in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $3.2 million during the three months ended September 30, 2016 compared to $3.1 million during the three months ended September 30, 2015.

Acquisition transaction costs

The Company incurred property acquisition costs during the three months ended September 30, 2016 of approximately $179,000 compared to $91,000 incurred during the three months ended September 30, 2015.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended September 30, 2016 of approximately $10.0 million compared to approximately $8.5 million during the three months ended September 30, 2015. The increase of approximately $1.5 million was primarily due to additional interest incurred related to additional borrowings on the unsecured revolving credit facility and the term loan that was entered into in September 2015.

Results of Operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for nine months ended September 30, 2016 and 2015 (in thousands).

	Nine Months Ended September 30,
	2016	2015
Operating income per GAAP	$55,171	$43,031
Plus: Depreciation and amortization	65,856	52,567
General and administrative expenses	10,055	9,387
Acquisition transaction costs	613	507
Other expense	361	507
Total portfolio property operating income	$132,056	$105,999

The following comparison for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, makes reference to the effect of the same-center properties. Same-center properties, which totaled 61 of the Company’s 79 properties as of September 30, 2016, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2016 related to the 61 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2016 and 2015 and consolidated into the Company’s financial statements during such periods (in thousands).

	Nine Months Ended September 30, 2016
	Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP	$55,623	$(452)	$55,171
Plus: Depreciation and amortization	48,240	17,616	65,856
General and administrative expenses (1)	—	10,055	10,055
Acquisition transaction costs	1	612	613
Other expenses (1)	—	361	361
Property operating income	$103,864	$28,192	$132,056
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2015 related to the 61 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2016 and 2015 and consolidated into the Company’s financial statements during such periods (in thousands).

	Nine Months Ended September 30, 2015
	Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP	$51,254	$(8,223)	$43,031
Plus: Depreciation and amortization	48,818	3,749	52,567
General and administrative expenses (1)	—	9,387	9,387
Acquisition transaction costs	93	414	507
Other expenses (1)	—	507	507
Property operating income	$100,165	$5,834	$105,999
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the nine months ended September 30, 2016, the Company generated property operating income of approximately $132.1 million compared to property operating income of $106.0 million generated during the nine months ended September 30, 2015. Property operating income increased by approximately $26.1 million during the nine months ended September 30, 2016 primarily as a result of an increase in the number of properties owned by the Company in 2016 compared to 2015.  As of September 30, 2016, the Company owned 79 consolidated properties as compared to 68 properties at September 30, 2015. The newly acquired properties increased property operating income in the nine months ended September 30, 2016 by approximately $22.4 million compared to the nine months ended September 30, 2015. The property operating income for the 61 same-center properties increased approximately $3.7 million primarily due to an increase in base rents and recoveries for the same-center properties compared to the nine months ended September 30, 2015, offset by a $1.7 million lease settlement fee received resulting from an anchor termination in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2016.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the nine months ended September 30, 2016 of approximately $65.9 million compared to $52.6 million incurred during the nine months ended September 30, 2015. Depreciation and amortization expenses were higher in 2016 as a result of an increase in the number of properties owned by the Company in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $10.1 million during the nine months ended September 30, 2016 compared to $9.4 million during the nine months ended September 30, 2015. General and administrative expenses increased approximately $668,000 primarily as a result of an increase in compensation-related expenses.

Acquisition transaction costs

The Company incurred property acquisition costs during the nine months ended September 30, 2016 of approximately $613,000 compared to $507,000 incurred during the nine months ended September 30, 2015.

Interest expense and other finance expenses

The Company incurred interest expense during the nine months ended September 30, 2016 of approximately $29.4 million compared to approximately $25.4 million during the nine months ended September 30, 2015. The increase of approximately $4.0 million was primarily due to additional interest incurred related to additional borrowings on the unsecured revolving credit facility and the term loan that was entered into in September 2015.

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

The Financial Accounting Standards Board (“FASB”) guidance relating to business combinations requires, among other things, an acquirer of a business (or investment property) to expense all acquisition costs related to the acquisition, the amount of which will vary based on each specific acquisition and the volume of acquisitions. Accordingly, the costs of completed acquisitions will reduce our FFO. Acquisition costs for the three months ended September 30, 2016 and 2015 were approximately $179,000 and $91,000, respectively. Acquisition costs for the nine months ended September 30, 2016 and 2015 were approximately $613,000 and $507,000, respectively.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income attributable to ROIC	$7,402	$7,542	$23,133	$16,943
Plus: Depreciation and amortization	23,102	18,059	65,856	52,567
Funds from operations – basic	30,504	25,601	88,989	69,510
Net income attributable to non-controlling interests	813	295	2,645	681
Funds from operations – diluted	$31,317	$25,896	$91,634	$70,191

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three and nine months ended September 30, 2016 and 2015. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 65 and 61 of the Company’s 79 properties for the three and nine months ended September 30, 2016, respectively, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Same-center cash NOI	$33,152	$31,892	$93,358	$88,489
Non same-center cash NOI	8,237	646	24,446	5,041
Total Company cash NOI	41,389	32,538	117,804	93,530
Adjustments
Depreciation and amortization	(23,102)	(18,059)	(65,856)	(52,567)
General and administrative expenses	(3,220)	(3,092)	(10,055)	(9,387)
Acquisition transaction costs	(179)	(91)	(613)	(507)
Other expense	10	(254)	(361)	(507)
Property revenues and expenses (1)	3,318	5,321	14,252	12,469
Operating income	$18,216	$16,363	$55,171	$43,031
______________________

(1)
Includes straight-line rents, amortization of above and below-market lease intangibles, anchor lease termination fees, net of contractual amounts, and expense and recovery adjustments related to prior periods.

During the three months ended September 30, 2016, the Company generated same-center cash NOI of approximately $33.2 million compared to same-center cash NOI of approximately $31.9 million generated during the three months ended September 30, 2015, representing a 4.0% increase. This increase is primarily due to an increase in base rents and recoveries from tenants. During the nine months ended September 30, 2016, the Company generated same-center cash NOI of approximately $93.4 million compared to same center cash NOI of approximately $88.5 million generated during the nine months ended September 30, 2015, representing a 5.5% increase. This increase is primarily due to an increase in base rents and recoveries from tenants.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2016.

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

During the nine months ended September 30, 2016, the Company’s primary sources of cash were distributions from the Operating Partnership and proceeds from the issuance of common stock. As of September 30, 2016, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On July 12, 2016, the Company issued 6,555,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $133.0 million, after deducting the underwriters’ discounts and commissions and offering expenses.

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

During the nine months ended September 30, 2016, ROIC sold a total of 2,202,254 shares under the 2014 sales agreements, which resulted in gross proceeds of approximately $45.6 million and commissions of approximately $584,000 paid to the agents.

For the nine months ended September 30, 2016, dividends paid to stockholders totaled approximately $56.0 million.  Additionally, for the nine months ended September 30, 2016, the Operating Partnership made distributions of approximately $6.3 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $98.5 million.  For the nine months ended September 30, 2015, dividends paid to stockholders totaled approximately $48.9 million.  Additionally, for the nine months ended September 30, 2015, the Operating Partnership made distributions of approximately $2.0 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $74.6 million.  In the future, it is expected that the cash flows from stabilized properties will be sufficient to cover the dividends paid to stockholders.

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

During the nine months ended September 30, 2016, the Operating Partnership’s primary sources of cash were (i) proceeds from the issuance of senior unsecured debt, (ii) cash flow from operations, (iii) proceeds from bank borrowings under the credit facility, and (iv) cash contributed by ROIC from the issuance of common stock. As of September 30, 2016, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at September 30, 2016.

As of September 30, 2016, $300.0 million and $8.0 million were outstanding under the term loan and credit facility, respectively. The average interest rate on the term loan during both the three and nine months ended September 30, 2016 was 1.6%. The average interest rate on the credit facility during both the three and nine months ended September 30, 2016 was 1.5%. The Company had no available borrowings under the term loan at September 30, 2016. The Company had $492.0 million available to borrow under the credit facility at September 30, 2016.

On July 26, 2016, the Operating Partnership entered into a Note Purchase Agreement, as amended, which provided for the issuance of $200.0 million principal amount of 3.95% Senior Notes Due 2026 (the “Senior Notes Due 2026”) in a private placement. The Senior Notes Due 2026 pay interest on March 22 and September 22 of each year, commencing on March 22, 2017, and mature on September 22, 2026, unless prepaid earlier by the Operating Partnership. The Operating Partnership's performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC. The interest expense recognized on the Senior Notes Due 2026 during the three and nine months ended September 30, 2016 included approximately $198,000 for the contractual coupon interest.

Further, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in December 2014 and $250.0 million aggregate principal amount of unsecured senior notes in December 2013, each of which were fully and unconditionally guaranteed by the Company.

While the Operating Partnership generally intends to hold its assets as long term investments, certain of its investments may be sold in order to manage the Operating Partnership’s interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Nine months ended September 30,
	2016	2015
Net Cash Provided by (Used in):
Operating Activities	$98,509	$74,595
Investing Activities	$(243,865)	$(251,541)
Financing Activities	$146,959	$173,126

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $98.5 million in the nine months ended September 30, 2016, compared to $74.6 million in the comparable period in 2015. During the nine months ended September 30, 2016, cash flows from operating activities increased by approximately $23.9 million primarily due to an increase in property operating income of approximately $26.1 million, offset by an increase in interest expense of approximately $4.0 million related to increased borrowings in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 and the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to $243.9 million in the nine months ended September 30, 2016, compared to $251.5 million in the comparable period in 2015. During the nine months ended September 30, 2016, cash flows used in investing activities decreased by approximately $7.7 million, primarily due to the decrease in cash outflow on investments in real estate of approximately $27.8 million, offset by an increase in improvements to properties of approximately $12.6 million and an increase in deposits on real estate of $7.5 million.

Financing Activities

Net cash flows provided by financing activities amounted to $147.0 million for the nine months ended September 30, 2016, compared to $173.1 million in the comparable period in 2015. During the nine months ended September 30, 2016, cash flows provided by financing activities decreased by approximately $26.2 million, primarily due to receipt of proceeds from the term loan of $300.0 million in the nine months ended September 30, 2015, from which no proceeds were received in 2016. This decrease was offset by proceeds received from the issuance of $200.0 million senior unsecured notes in the nine months ended September 30, 2016, from which no proceeds were received in 2015, and an increase of approximately $80.9 million in net proceeds from the issuance of common stock during the nine months ended September 30, 2016.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at September 30, 2016 (in thousands):

	Remaining 2016	2017	2018	2019	2020	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$188	$8,786	$19,237	$157	$166	$42,335	$70,869
Mortgage Notes Payable Interest	824	3,079	2,174	1,655	1,650	6,523	15,905
Term loan (2)	—	—	—	300,000	—	—	300,000
Credit facility (3)	—	—	—	8,000	—	—	8,000
Senior Notes Due 2026 (4)	—	7,900	7,900	7,900	7,900	247,400	279,000
Senior Notes Due 2024 (4)	5,000	10,000	10,000	10,000	10,000	290,000	335,000
Senior Notes Due 2023 (4)	6,250	12,500	12,500	12,500	12,500	287,500	343,750
Operating lease obligations	300	1,222	1,260	1,265	1,273	37,934	43,254
Total	$12,562	$43,487	$53,071	$341,477	$33,489	$911,692	$1,395,778
_________________________________

(1)	Does not include unamortized mortgage premium of $1.2 million as of September 30, 2016.

(2)
For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the average interest rate on the term loan during both the three and nine months ended September 30, 2016 which was 1.6%. Borrowings under the term loan accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

(3)
For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the average interest rate on the credit facility during both the three and nine months ended September 30, 2016 which was 1.5%. Borrowings under the credit facility accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(4)	Represents payments of interest only in years 2016 through 2020 and payments of both principal and interest thereafter.

For the new leases and renewals that occurred during the nine months ended September 30, 2016, the Company has committed approximately $22.2 million and $1.1 million in tenant improvements (including building improvements) and leasing commissions, respectively. As of September 30, 2016, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of September 30, 2016, the Company does not have any off-balance sheet arrangements.

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

On July 26, 2016, the Operating Partnership entered into a Note Purchase Agreement, as amended, which provided for the issuance of $200.0 million principal amount of 3.95% Senior Notes Due 2026 (the “Senior Notes Due 2026”) in a private placement. The Senior Notes Due 2026 pay interest on March 22 and September 22 of each year, commencing on March 22, 2017, and mature on September 22, 2026, unless prepaid earlier by the Operating Partnership. The Operating Partnership's performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC. The interest expense recognized on the Senior Notes Due 2026 during the three and nine months ended September 30, 2016 included approximately $198,000 for the contractual coupon interest.

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

As of September 30, 2016, the Company had $308.0 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 9 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

During the nine months ended September 30, 2016, the Company entered into two interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of September 30, 2016, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	September 30, 2016 Value	Increase 50 basis points	Increase 100 basis points
$50,000	(1,053)	(685)	(126)	424	969
$50,000	(945)	(578)	(19)	531	1,074

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

During the nine months ended September 30, 2016, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the nine months ended September 30, 2016, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to our risk factors during the nine months ended September 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, ROIC purchased the following:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	790	$21.86	—	—
August 1, 2016 to August 31, 2016	—	—	—	—
September 1, 2016 to September 30, 2016	—	—	—	—
Total	790	$21.86	—	—

______________________

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

3.4
Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP by and among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013 (2)

10.1 *
Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein. (3)

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
*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: October 26, 2016	Date: October 26, 2016

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: October 26, 2016	Date: October 26, 2016