Form 10-K
period 2016-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP
filed 2017-02-23
CIK 1407623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

The aggregate market value of the common equity held by non-affiliates of Retail Opportunity Investments Corp. as of June 30, 2016, the last business day of its most recently completed second fiscal quarter, was $2.2 billion (based on the closing sale price of $21.67 per share of Retail Opportunity Investments Corp. common stock on that date as reported on the NASDAQ Global Select Market).

There is no public trading market for the operating partnership units of Retail Opportunity Investments Partnership, LP. As a result the aggregate market value of common equity securities held by non-affiliates of this registrant cannot be determined.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 109,434,489 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of February 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Retail Opportunity Investments Corp.’s definitive proxy statement for its 2016 Annual Meeting, to be filed within 120 days after its fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY PARAGRAPH

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which Retail Opportunity Investments Corp. is the parent company and through its wholly owned subsidiary, acts as general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP. Unless otherwise indicated or unless the context requires otherwise, all references in this report to the Operating Partnership refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of December 31, 2016, ROIC owned an approximate 90.3% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership. Through this subsidiary, ROIC has full and complete authority and control over the Operating Partnership’s business.

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

Statements Regarding Forward-Looking Information

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Actual results may differ materially due to uncertainties including:

•the Company’s ability to identify and acquire retail real estate that meet its investment standards in its markets;

•the level of rental revenue the Company achieves from its assets;

•the market value of the Company’s assets and the supply of, and demand for, retail real estate in which it invests;

•the state of the U.S. economy generally, or in specific geographic regions;

•the impact of economic conditions on the Company’s business;

•the conditions in the local markets in which the Company operates and its concentration in those markets, as well as changes in national economic and market conditions;

•consumer spending and confidence trends;

•the Company’s ability to enter into new leases or to renew leases with existing tenants at the properties it owns or acquires at favorable rates;

•the Company’s ability to anticipate changes in consumer buying practices and the space needs of tenants;

•the competitive landscape impacting the properties the Company owns or acquires and their tenants;

•the Company’s relationships with its tenants and their financial condition and liquidity;

•ROIC’s ability to continue to qualify as a real estate investment trust for U.S. federal income tax (a “REIT”);

•the Company’s use of debt as part of its financing strategy and its ability to make payments or to comply with any covenants under its senior unsecured notes, its unsecured credit facilities or other debt facilities it currently has or subsequently obtains;

•the Company’s level of operating expenses, including amounts it is required to pay to its management team;

•changes in interest rates that could impact the market price of ROIC’s common stock and the cost of the Company’s borrowings; and

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

Item 1.  Business

Overview

Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”) commenced operations in October 2009 as a fully integrated, self-managed REIT, and as of December 31, 2016, ROIC owned an approximate 90.3% partnership interest and other limited partners owned the remaining 9.7% partnership interest in the Operating Partnership.  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.  The Company is organized in a traditional umbrella partnership real estate investment trust (“UpREIT”) format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the sole general partner of, and ROIC conducts substantially all of its business through, its operating partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), together with its subsidiaries. As of December 31, 2016, the Company’s portfolio consisted of 82 properties (81 retail and one office) totaling approximately 9.4 million square feet of gross leasable area (“GLA”).

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

Transactions During 2016

Investing Activity

Property Acquisitions

On March 10, 2016, the Company acquired a two-property portfolio for an adjusted purchase price of approximately $64.3 million. The first property known as Magnolia Shopping Center, located in Santa Barbara, California, is approximately 116,000 square feet and is anchored by Kroger (Ralph’s) Supermarket. The second property, known as Casitas Plaza Shopping Center, located in Carpinteria, California, within Santa Barbara County, is approximately 97,000 square feet and is anchored by Albertson’s Supermarket and CVS Pharmacy. The acquisitions were funded through the issuance of 2,434,833 OP Units with a fair value of approximately $46.1 million, the assumption of $9.3 million and $7.6 million in mortgage loans on Magnolia Shopping Center and Casitas Plaza Shopping Center, respectively, and available cash from operations.

On April 28, 2016, the Company acquired the property known as Bouquet Center located in Santa Clarita, California, within the Los Angeles metropolitan area, for a purchase price of approximately $59.0 million. Bouquet Center is approximately 149,000 square feet and is anchored by Safeway (Vons) Supermarket, CVS Pharmacy and Ross Dress For Less. The property was acquired with borrowings under the Company’s unsecured revolving credit facility, proceeds from the ATM program and available cash from operations.

On June 1, 2016, the Company acquired the property known as North Ranch Shopping Center located in Westlake Village, California, within the Los Angeles metropolitan area, for a purchase price of approximately $122.8 million. North Ranch Shopping Center is approximately 147,000 square feet and is anchored by Kroger (Ralph’s) Supermarket, Trader Joe’s, Rite Aid Pharmacy and Petco. The property was acquired with borrowings under the Company’s unsecured revolving credit facility, proceeds from the ATM program and available cash from operations.

On July 14, 2016, the Company acquired the property known as Monterey Center, located in downtown Monterey, California, for a purchase price of approximately $12.1 million. Monterey Center is approximately 26,000 square feet and is anchored by Trader Joe’s and Pharmaca Pharmacy. The property was acquired with available cash from operations.

On September 15, 2016, the Company acquired the property known as Rose City Center located in Portland, Oregon, for a purchase price of approximately $12.8 million. Rose City Center is approximately 61,000 square feet and is anchored by Safeway Supermarket. The property was acquired with borrowings under the Company’s unsecured revolving credit facility and available cash from operations.

On October 3, 2016, the Company acquired the property known as Trader Joe’s at the Knolls, located in Long Beach, California, within the Los Angeles metropolitan area, for a purchase price of approximately $29.1 million. Trader Joe’s at the Knolls is approximately 52,000 square feet and is anchored by Trader Joe’s. The property was acquired with borrowings under the Company’s unsecured revolving credit facility.

On October 17, 2016, the Company acquired the property known as Bridle Trails Shopping Center, located in Kirkland, Washington, within the Seattle metropolitan area, for a purchase price of approximately $32.8 million. Bridle Trails Shopping Center is approximately 104,000 square feet and is anchored by Unified (Red Apple) Supermarket and Bartell Drugs. The property was acquired with borrowings under the Company’s unsecured revolving credit facility.

On December 6, 2016, the Company acquired the property known as Torrey Hills Corporate Center, located in San Diego, California, for a purchase price of approximately $9.9 million. Torrey Hills Corporate Center is a 24,000 square foot office building and will be the Company’s new corporate headquarters in 2017. The property was acquired with borrowings under the Company’s unsecured revolving credit facility.

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

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-). Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility are subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2016.

As of December 31, 2016, $300.0 million and $98.0 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the year ended December 31, 2016 were 1.6% and 1.5%, respectively. The Company had no available borrowings under the term loan at December 31, 2016. The Company had $402.0 million available to borrow under the credit facility at December 31, 2016.

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

Equity Issuance

On July 12, 2016, ROIC issued 6,555,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $133.0 million, after deducting the underwriters’ discounts and commissions and offering expenses. The net proceeds were used to reduce borrowings under the credit facility.

ATM Equity Offering

On September 19, 2014, ROIC entered into four separate Sales Agreements (the “Original Sales Agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Original Agent” and collectively, the “Original Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Original Agents either as agents or principals. On May 23, 2016, ROIC entered into two additional sales agreements (the “Additional Sales Agreements”, and together with the Original Sales Agreements, the “Sales Agreements”) with each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated (the “Additional Agents”, and together with the Original Agents, the “Agents”) pursuant to which ROIC may sell shares of ROIC’s common stock through the Additional Agents either as agents or principals. Further, on May 19, 2016, the Company terminated the Original Sales Agreement with MLV & Co. LLC.

During the year ended December 31, 2016, ROIC sold a total of 2,202,254 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $45.6 million and commissions of approximately $584,000 paid to the Agents.

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

Employees

As of December 31, 2016, the Company had 71 employees, including three executive officers, one of whom is also a member of its board of directors.

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

Real property investments are subject to varying degrees of risk.  Real estate values are affected by a number of factors, including:  changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand for real estate in an area), the quality and philosophy of management, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and to control variable operating costs, adverse weather conditions, natural disasters, terrorist activities and other factors in the areas in which the properties are located.  Shopping centers, in particular, may be affected by changing perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the shopping center, increasing consumer purchases through online retail websites and catalogs, the ongoing consolidation in the retail sector and by the overall climate for the retail industry generally.  Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax and other laws.  A significant portion of the Company’s income is derived from rental income from real property.  The Company’s income, cash flow, results of operations, financial condition, liquidity and ability to service its debt obligations could be materially and adversely affected if a significant number of its tenants were unable to meet their obligations, or if it were unable to lease on economically favorable terms a significant amount of space in its properties.  In the event of default by a tenant, the Company may experience delays in enforcing, and incur substantial costs to enforce, its rights as a landlord.  In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment.

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

There are many factors that can affect the value of the Company’s assets, including the state of the capital markets and economy.  The great recession negatively affected consumer spending and retail sales, which adversely impacted the performance and value of retail properties in most regions in the United States.  In addition, loans backed by real estate were difficult to obtain and that difficulty, together with a tightening of lending policies, resulted in a significant contraction in the amount of debt available to fund retail properties.  Although there has been improvement in the credit and real estate markets, any reduction in available financing may materially and adversely affect the Company’s ability to achieve its financial objectives.  Concern about the stability of the markets generally may limit the Company’s ability and the ability of its tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.  Although the Company will factor in these conditions in acquiring its assets, its long term success depends in part on general economic conditions and the stability and dependability of the financing market for retail real estate.  If the national economy or the local economies in which the Company operates were to experience uncertainty, or if general economic conditions were to worsen, the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders could be materially and adversely affected.

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

The Company derives significant revenues from anchor tenants such as Albertson’s/Safeway Supermarkets, Kroger Supermarkets and Rite Aid Pharmacy.  As of December 31, 2016, these tenants are the Company’s three largest tenants and accounted for 6.1%, 2.9% and 1.7%, respectively, of its annualized base rent on a pro-rata basis.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders could be materially and adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

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

The Company’s operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety.  Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property.  The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination.  These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release.  The presence of contamination or the failure to remediate contamination may impair the Company’s ability to sell or lease real estate or to borrow using the real estate as collateral.  Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air.  The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (“PCBs”) and underground storage tanks are also regulated by federal and state laws.  The Company is also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals.  The Company could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure to contamination at or from its properties.  Identification of compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to the Company. Moreover, compliance with new laws or regulations such as those related to climate change, including compliance with “green” building codes, or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by the Company.

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

The Company carries comprehensive general liability, fire, extended coverage, loss of rent insurance, and environmental liability where applicable on its properties, with policy specifications and insured limits customarily carried for similar properties.  There are certain types of losses, such as losses resulting from wars or acts of God that generally are not insured because they are either uninsurable or not economically insurable.  Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness, or other financial obligations or liabilities related to the property.  Any loss of these types could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

The Company could be materially and adversely affected by poor market conditions where its properties are geographically concentrated.

The Company’s performance depends on the economic conditions in markets in which its properties are concentrated.  During the year ended December 31, 2016, the Company’s properties in California, Washington and Oregon accounted for 68%, 18% and 14%, respectively, of its consolidated property operating income.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Washington and Oregon. Moreover, due to the geographic concentration of its properties, the Company may be disproportionately affected by general risks such as natural disasters, including major fires, floods and earthquakes, severe or inclement weather, and acts of terrorism should such developments occur in or near the markets in California, Washington and Oregon in which the Company’s properties are located.

Should the Company decide at some point in the future to expand into new markets, it may not be successful, which could materially and adversely affect its business, financial condition, liquidity and results of operations.

The Company’s properties are concentrated in California, Washington and Oregon. If the opportunity arises, the Company may explore acquisitions of properties in new markets inside or outside of these states. Each of the risks applicable to the Company’s ability to successfully acquire, integrate and operate properties in its current markets may also apply to its ability to successfully acquire, integrate and operate properties in new markets. In addition to these risks, the Company’s management team may not possess the same level of knowledge with respect to market dynamics and conditions of any new market in which the Company may attempt to expand, which could materially and adversely affect its ability to operate in any such markets. The Company may be unable to obtain the desired returns on its investments in these new markets, which could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

Risks Related to Financing

The Company’s term loan, credit facility and unsecured senior notes contain restrictive covenants relating to its operations, which could limit the Company’s ability to respond to changing market conditions and its ability to pay dividends and other distributions to its securityholders.

The Company’s term loan, credit facility and unsecured senior notes contain restrictive covenants which are described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources”.  These or other limitations, including those that may apply to future Company borrowings, may materially and adversely affect the Company’s flexibility and its ability to achieve its operating plans and could result in the Company being limited in the amount of dividends and distributions it would be permitted to pay to its securityholders.

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

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio.  As of December 31, 2016, the Company’s outstanding mortgage indebtedness was approximately $70.7 million, and the Company may incur significant additional debt to finance future acquisition and development activities.  The Company’s credit facility consists of a $500.0 million unsecured revolving credit facility and the Company has a $300.0 million term loan, of which $98.0 million and $300.0 million, respectively, were outstanding as of December 31, 2016.

In addition, the Operating Partnership issued $200.0 million aggregate principal amount of unsecured senior notes in September 2016 (the “Senior Notes Due 2026”), $250.0 million aggregate principal amount of unsecured senior notes in December 2014 (the “Senior Notes Due 2024”) and $250.0 million aggregate principal amount of unsecured senior notes in December 2013 (the “Senior Notes Due 2023”), each of which were fully and unconditionally guaranteed by ROIC.

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

Interest the Company pays could reduce cash available for distributions. As of December 31, 2016, the Company had approximately $98.0 million and $300.0 million outstanding under the Company’s $500.0 million unsecured revolving credit facility and $300.0 million term loan, respectively, that bear interest at a variable rate. In addition, the Company may incur variable rate debt in the future, including mortgage debt, borrowings under the unsecured revolving credit facility or new credit facilities. An increase in interest rates would increase the Company’s interest costs, which could adversely affect the Company’s cash flow, results of operations, ability to pay principal and interest on debt and pay dividends and other distributions to its securityholders, and reduce the Company’s access to capital markets. In addition, if the Company needs to repay existing debt during periods of rising interest rates, it may be required to incur additional indebtedness at higher rates. From time to time, the Company may enter into interest rate swap agreements and other interest rate hedging contracts with the intention of lessening the impact of rising interest rates. However, increased interest rates may increase the risk that the counterparties to such agreements may not be able to fulfill their obligations under these agreements, and there can be no assurance that these arrangements will be effective in reducing the Company’s exposure to interest rate changes.  These risks could materially and adversely affect the Company’s cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its securityholders.

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

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. In particular, the new Trump Administration has suggested that it intends to promote significant changes to the U.S. federal tax laws, and House Republicans and Congress have drafted an initial proposal for comprehensive tax reform.  The Company cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively.  The Company and its stockholders could be materially and adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

In certain circumstances, the Company may be liable for certain tax obligations of certain limited partners.

In certain circumstances, the Company may be liable for certain tax obligations of certain limited partners. The Company has entered into tax protection agreements under which it has agreed to minimize the tax consequences to certain limited partners resulting from the sale or other disposition of certain of the Company’s assets. The obligation to indemnify such limited partners against adverse tax consequences is expected to continue until 2026. The Company may enter into additional tax protection agreements in the future, which could extend the period of time during which the Company may be liable for tax obligations of certain limited partners. During the period of these obligations, the Company’s flexibility to dispose of the related assets will be limited. In addition, the amount of any indemnification obligations may be significant.

The Company cannot assure you of its ability to pay distributions in the future.

The Company intends to pay quarterly distributions and to make distributions to its stockholders in an amount such that it distributes all or substantially all of its REIT taxable income in each year, subject to certain adjustments.  The Company’s ability to pay distributions may be materially and adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K.  All distributions will be made, subject to Maryland law (or Delaware law, in the case of distributions by the Operating Partnership), at the discretion of the Company’s board of directors and will depend on the Company’s earnings, its financial condition, any debt covenants, maintenance of its REIT qualification and other factors as its board of directors may deem relevant from time to time.  The Company believes that a change in any one of the following factors could materially and adversely affect its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay distributions to its securityholders:

•	the profitability of the assets acquired;

•	the Company’s ability to make profitable acquisitions;

•	unforeseen expenses that reduce the Company’s cash flow;

•	defaults in the Company’s asset portfolio or decreases in the value of its portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains its executive office at 8905 Towne Centre Drive, Suite 108, San Diego, CA 92122.

As of December 31, 2016, the Company’s portfolio consisted of 82 properties (81 retail and one office) totaling approximately 9.4 million square feet of gross leasable area which were approximately 97.6% leased.  During the year ended December 31, 2016, the Company leased or renewed a total of approximately 1.3 million square feet in its portfolio. The Company has committed approximately $33.8 million, or $58.90 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2016. The Company has committed approximately $2.0 million, or $3.46 per square foot, in leasing commissions, for the new leases that occurred during the year ended December 31, 2016. Additionally, the Company has committed approximately $737,000, or $0.97 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2016. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2016.

The following table provides information regarding the Company’s properties as of December 31, 2016.

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants
Southern California
Los Angeles metro area
Paramount Plaza	1966/2010	2009	95,062	14	100.0%	Grocery Outlet Supermarket, 99¢ Only Stores, Rite Aid Pharmacy
Claremont Promenade	1982/2011	2010	92,297	25	97.5%	Super King Supermarket
Gateway Village	2003/2005	2010	96,959	28	93.9%	Sprouts Market
Seabridge Marketplace	2006	2012	93,630	21	100.0%	Safeway (Vons) Supermarket
Glendora Shopping Center	1992/2012	2012	106,535	23	100.0%	Albertson’s Supermarket
Redondo Beach Plaza	1993/2004	2012	110,509	16	100.0%	Safeway (Vons) Supermarket, Petco
Diamond Bar Town Center	1981	2013	100,342	22	98.5%	Walmart Neighborhood Market, Crunch Fitness
Diamond Hills Plaza	1973/2008	2013	139,505	36	96.3%	H-Mart Supermarket, Rite Aid Pharmacy
Plaza de la Canada	1968/2010	2013	100,408	14	100.0%	Gelson’s Supermarket, TJ Maxx, Rite Aid Pharmacy
Fallbrook Shopping Center	1966/1986/ 2003/2015	2014	755,299	48	99.8%	Sprouts Market, Trader Joe’s, Kroger (Ralph’s) Supermarket (2), TJ Maxx
Moorpark Town Center	1984/2014	2014	133,547	28	100.0%	Kroger (Ralph’s) Supermarket, CVS Pharmacy
Ontario Plaza	1997-1999	2015	150,149	25	97.1%	El Super Supermarket, Rite Aid Pharmacy
Park Oaks Shopping Center	1959/2005	2015	110,092	31	100.0%	Safeway (Vons) Supermarket, Dollar Tree
Warner Plaza	1973-1974/ 2016	2015	112,261	56	89.7%	Sprouts Market, Kroger (Ralph’s) Supermarket (2), Rite Aid Pharmacy (2)
Magnolia Shopping Center	1962/1972/ 1987/2016	2016	116,360	26	100.0%	Kroger (Ralph’s) Supermarket
Casitas Plaza Shopping Center	1972/1982	2016	97,407	24	100.0%	Albertson’s Supermarket, CVS Pharmacy
Bouquet Center	1985	2016	148,903	28	98.9%	Safeway (Vons) Supermarket, CVS Pharmacy, Ross Dress For Less
North Ranch Shopping Center	1977-1990	2016	146,625	34	98.7%	Kroger (Ralph’s) Supermarket, Trader Joe’s, Rite Aid Pharmacy, Petco
Trader Joe’s at the Knolls	2000/2016	2016	52,021	7	100.0%	Trader Joe’s, Pet Food Express
Orange County metro area
Santa Ana Downtown Plaza	1987/2010	2010	105,546	30	100.0%	Kroger (Food 4 Less) Supermarket, Marshall’s

Sycamore Creek	2008	2010	74,198	18	100.0%	Safeway (Vons) Supermarket, CVS Pharmacy (2)
Desert Springs Marketplace	1993-94 / 2013	2011	109,806	19	100.0%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Cypress Center West	1970/1978 / 2014	2012	107,246	33	99.0%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Harbor Place Center	1994	2012	119,821	10	100.0%	AA Supermarket, Ross Dress For Less
Five Points Plaza	1961-62 / 2012 / 2015	2013	160,536	37	98.3%	Trader Joe’s, Pier 1
Peninsula Marketplace	2000	2013	95,416	16	100.0%	Kroger (Ralph’s) Supermarket, Planet Fitness
Mission Foothill Marketplace	1996	2014	110,678	18	92.3%	Safeway (Vons) Supermarket (1), CVS Pharmacy
San Diego metro area
Marketplace Del Rio	1990/ 2004	2011	177,142	42	85.3%	Stater Brothers Supermarket, Walgreens
Renaissance Towne Centre	1991/2011	2011	53,074	29	100.0%	CVS Pharmacy
Euclid Plaza	1982/2012	2012	77,044	10	100.0%	Vallarta Supermarket, Walgreens
Bay Plaza	1986/2013	2012	73,324	30	93.8%	Seafood City Supermarket
Bernardo Heights Plaza	1983/2006	2013	37,729	5	100.0%	Sprouts Market
Hawthorne Crossings,	1993/1999	2013	141,288	18	100.0%	Mitsuwa Supermarket, Ross Dress For Less, Staples
Creekside Plaza	1993/2005	2014	128,852	27	100.0%	Stater Brothers Supermarket, DigiPlex Theatre
Torrey Hills Corporate Center	1998	2016	23,595	2	63.8%	Trace3
Northern California
San Francisco metro area
Pleasant Hill Marketplace	1980	2010	69,715	3	100.0%	Buy Buy Baby, Total Wine and More, Basset Furniture
Pinole Vista Shopping Center	1981/2012	2011	223,502	28	91.3%	SaveMart (Lucky) Supermarket, Kmart
Country Club Gate Center	1974/2012	2011	109,331	27	94.1%	SaveMart (Lucky) Supermarket, Rite Aid Pharmacy
Marlin Cove Shopping Center	1972/2001	2012	73,280	23	96.8%	99 Ranch Market
The Village at Novato	2006	2012	20,081	4	100.0%	Trader Joe’s, Pharmaca Pharmacy
Santa Teresa Village	1974-79 / 2013	2012	125,162	34	91.1%	Raleys (Nob Hill) Supermarket, Dollar Tree
Granada Shopping Center	1962/1994	2013	69,325	15	100.0%	SaveMart (Lucky) Supermarket
Country Club Village	1995	2013	111,093	24	100.0%	Walmart Neighborhood Market, CVS Pharmacy
North Park Plaza	1997	2014	76,697	15	100.0%	H-Mart Supermarket
Winston Manor	1977/1988/ 2011/2015	2015	49,852	13	96.8%	Grocery Outlet Supermarket
Jackson Square	1972/1997	2015	114,220	16	100.0%	Safeway Supermarket, CVS Pharmacy, 24 Hour Fitness
Gateway Centre	1996	2015	112,640	24	96.5%	SaveMart (Lucky) Supermarket, Walgreens
Iron Horse Plaza	1998-1999	2015	61,860	9	96.3%	Lunardi’s Market
Monterey Center	2007	2016	25,798	9	100.0%	Trader Joe’s, Pharmaca Pharmacy
Sacramento metro area
Norwood Shopping Center	1993/1999	2010	85,623	17	95.2%	Viva Supermarket, Rite Aid Pharmacy, Citi Trends
Mills Shopping Center	1959/1996	2011	235,314	28	86.5%	Viva Supermarket, Ross Dress For Less (dd’s Discounts), Dollar Tree
Morada Ranch	2006	2011	101,842	18	99.4%	Raleys Supermarket
Round Hill Square Shopping Center	1998	2011	115,984	22	98.0%	Safeway Supermarket, Dollar Tree, US Postal Service
Green Valley Station	2006/2007	2012	52,245	16	92.2%	CVS Pharmacy
Pacific Northwest
Seattle Metropolitan
Meridian Valley Plaza	1978/2011	2010	51,597	15	96.9%	Kroger (QFC) Supermarket
The Market at Lake Stevens	2000	2010	74,130	9	100.0%	Albertson’s (Haggen) Supermarket
Canyon Park Shopping Center	1980/2012	2011	123,592	24	100.0%	PCC Natural Markets, Rite Aid Pharmacy, Petco

Hawks Prairie Shopping Center	1988/2012	2011	154,781	21	94.2%	Safeway Supermarket, Dollar Tree, Big Lots
The Kress Building	1924/2005	2011	74,616	8	100.0%	IGA Supermarket, TJMaxx
Gateway Shopping Center	2007	2012	104,298	15	87.4%	WinCo Foods (2), Rite Aid Pharmacy, Ross Dress For Less
Aurora Square	1980	2012	38,030	3	100.0%	Central Supermarket
Canyon Crossing	2008-2009	2013	120,508	26	96.9%	Safeway Supermarket
Crossroads Shopping Center	1962/2004/ 2015	2010/2013	463,846	94	99.6%	Kroger (QFC) Supermarket, Bed Bath & Beyond, Dick’s Sporting Goods
Aurora Square II	1987	2014	65,680	11	100.0%	Marshall’s, Pier 1 Imports
Bellevue Marketplace	1971/1982	2015	113,758	19	100.0%	Asian Food Center
Four Corner Square	1983/2015	2015	119,560	30	100.0%	Grocery Outlet Supermarket, Walgreens, Johnsons Home & Garden
Bridle Trails Shopping Center	1980/1984/ 1987	2016	104,281	28	100.0%	Unified (Red Apple) Supermarket, Bartell Drugs
Portland metro area
Vancouver Market Center	1996/2012	2010	118,385	16	77.6%	Skyzone
Happy Valley Town Center	2007	2010	138,662	38	100.0%	New Seasons Supermarket
Wilsonville Old Town Square	2011	2010/2012	49,937	19	100.0%	Kroger (Fred Meyer) Supermarket (2)
Cascade Summit Town Square	2000	2010	94,934	31	98.9%	Safeway Supermarket
Heritage Market Center	2000	2010	107,468	18	100.0%	Safeway Supermarket, Dollar Tree
Division Crossing	1992	2010	103,561	20	100.0%	Rite Aid Pharmacy, Ross Dress For Less, Ace Hardware
Halsey Crossing	1992	2010	99,414	19	100.0%	24 Hour Fitness, Dollar Tree
Hillsboro Market Center	2001-2002	2011	156,021	21	100.0%	Albertson’s Supermarket, Dollar Tree, Marshall’s
Robinwood Shopping Center	1980 / 2012	2013	70,831	15	98.3%	Walmart Neighborhood Market
Tigard Marketplace	1988/2005	2014	136,889	19	100.0%	H-Mart Supermarket, Bi-Mart Pharmacy
Wilsonville Town Center	1991/1996	2014	167,829	39	99.0%	Safeway Supermarket, Rite Aid Pharmacy, Dollar Tree
Tigard Promenade	1996	2015	88,043	16	100.0%	Safeway Supermarket
Sunnyside Village Square	1996-1997	2015	84,870	14	100.0%	Grocery Outlet Supermarket, 24 Hour Fitness, Ace Hardware
Johnson Creek Center	2003/2009	2015	108,588	14	100.0%	Trader Joe’s, Walgreens, Sportsman’s Warehouse
Rose City Center	1993/2012	2016	60,680	3	100.0%	Safeway Supermarket
_______________

(1)	This tenant is not in possession of the space, but has an ongoing financial obligation to the Company.

(2)	Retailer is not a tenant of the Company.

As illustrated by the following tables, the Company’s shopping centers are substantially diversified by both tenant mix and by the staggering of its major tenant lease expirations.  For the year ended December 31, 2016, no single tenant comprised more than 6.1% of the total annual base rent of the Company’s portfolio.

The following table sets forth a summary schedule of the Company’s ten largest tenants by percent of total annual base rent, as of December 31, 2016.

Tenant	Number of Leases	% of Total Annual Base Rent (1)
Albertson’s / Safeway Supermarkets	19	6.1%
Kroger Supermarkets	9	2.9%
Rite Aid Pharmacy	13	1.7%
SaveMart Supermarkets	4	1.5%
JP Morgan Chase	19	1.5%
Marshall’s / TJMaxx	6	1.4%
Sprouts Markets	4	1.4%
Ross Dress For Less / dd’s Discounts	7	1.4%
H-Mart Supermarkets	3	1.3%
CVS Pharmacy	8	1.2%
	92	20.4%
___________________

(1)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2016 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place across the Company’s total portfolio at December 31, 2016 (Annual Base Rent in thousands).

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Annual Base Rent %
2017	281	656,177	$15,606	9.8%
2018	278	1,094,358	24,106	13.4%
2019	269	1,007,446	22,049	12.1%
2020	242	1,005,475	19,839	10.9%
2021	263	1,049,200	21,428	11.7%
2022	148	861,936	16,437	8.3%
2023	61	604,928	11,491	6.3%
2024	64	429,327	8,286	4.5%
2025	52	498,921	8,670	4.8%
2026	65	527,414	9,701	5.4%
Thereafter	85	1,391,116	24,196	12.8%
Total	1,808	9,126,298	$181,809	100%
___________________

(1)	Assumes no tenants exercise renewal options or cancellation options.

(2)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2016 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place with the Company’s anchor tenants at December 31, 2016 (Annual Base Rent in thousands).  Anchor tenants are tenants with leases occupying at least 15,000 square feet or more.

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Annual Base Rent %
2017	5	157,461	$1,602	1.2%
2018	18	526,557	7,909	4.5%
2019	15	446,065	7,303	4.0%
2020	14	482,573	5,516	3.0%
2021	13	473,042	5,039	2.8%
2022	15	433,635	5,440	2.9%
2023	12	450,021	7,086	3.9%
2024	5	246,034	3,152	1.7%
2025	10	341,785	4,919	2.7%
2026	11	356,257	4,829	2.7%
Thereafter	26	1,099,296	16,532	8.6%
Total	144	5,012,726	$69,327	38.0%
____________________

(1)	Assumes no tenants exercise renewal or cancellation options.

(2)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2016 (including initial cash rent for new leases).

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ROIC Market Information

ROIC’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROIC”. The following table sets forth, for the period indicated, the high and low sales price for ROIC’s common stock as reported by the NASDAQ and the per share dividends declared:

Period	High	Low	Dividends Declared
2016
First Quarter	$20.23	$16.90	$0.18
Second Quarter	$21.91	$18.80	$0.18
Third Quarter	$23.05	$21.03	$0.18
Fourth Quarter	$21.92	$18.45	$0.18
2015
First Quarter	$18.73	$16.60	$0.17
Second Quarter	$18.47	$15.44	$0.17
Third Quarter	$17.42	$15.30	$0.17
Fourth Quarter	$18.68	$16.39	$0.17

On February 17, 2017, the closing price of ROIC’s common stock as reported by the NASDAQ was $20.99.

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

The following table sets forth the dividends declared per share of ROIC’s common stock and the tax status for U.S. federal income tax purposes of such dividends declared during the years ended December 31, 2016 and 2015:

Year Ended December 31, 2016

Record Date	Payable Date	Total Dividend per Share	Ordinary Income per Share (1)	Return of Capital per Share
3/16/2016	3/30/2016	$0.180000	$0.13945	$0.04055
6/15/2016	6/29/2016	$0.180000	$0.13945	$0.04055
9/15/2016	9/29/2016	$0.180000	$0.13945	$0.04055
12/15/2016	12/29/2016	$0.180000	$0.13945	$0.04055
_________________

(1)	Ordinary Income per Share is non-qualified dividend income.

Year Ended December 31, 2015

Record Date	Payable Date	Total Dividend per Share	Ordinary Income per Share (1)	Return of Capital per Share
3/16/2015	3/30/2015	$0.170000	$0.12951	$0.04049
6/16/2015	6/30/2015	$0.170000	$0.12951	$0.04049
9/15/2015	9/29/2015	$0.170000	$0.12951	$0.04049
12/15/2015	12/29/2015	$0.170000	$0.12951	$0.04049
_________________

(1)	Ordinary Income per Share is non-qualified dividend income.

As of December 31, 2016, 90.3% of the outstanding interests in the Operating Partnership were owned by the Company.

Holders

As of February 17, 2017, ROIC had 57 registered holders.  Such information was obtained through the registrar and transfer agent.

Operating Partnership

There is no established trading market for the Operating Partnership’s OP Units. The following table sets forth the distributions per OP Unit with respect to the periods indicated:

Period	Distributions
2016
First Quarter	$0.18
Second Quarter	$0.18
Third Quarter	$0.18
Fourth Quarter	$0.18
2015
First Quarter	$0.17
Second Quarter	$0.17
Third Quarter	$0.17
Fourth Quarter	$0.17

The Operating Partnership intends to make regular quarterly distributions to holders of OP Units, to the extent authorized by ROIC’s board of directors. As of December 31, 2016, the Operating Partnership had 50 registered holders, including Retail Opportunity Investments GP, LLC.

Stockholder Return Performance

The above graph compares the cumulative total return on the Company’s common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the National Association of Real Estate Investment Trusts Equity Index (“FTSE NAREIT Equity REITs”) from December 31, 2011 through December 31, 2016.  The stock price performance graph assumes that an investor invested $100 in each of ROIC and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of ROIC’s shares of common stock.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Retail Opportunity Investments Corp.	100.00	113.35	135.65	161.21	178.98	218.82
S&P500	100.00	116.00	153.57	174.60	177.01	198.18
FTSE NAREIT Equity REITs	100.00	118.06	120.97	157.43	162.46	176.30

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

Securities Authorized For Issuance Under Equity Compensation Plans

During 2009, ROIC adopted the 2009 Equity Incentive Plan (the “2009 Plan”).  For a description of the 2009 Plan, see Note 8 to the consolidated financial statements in this Annual Report on Form 10-K.

The following table presents certain information about the Company’s equity compensation plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	282,500	$10.79	1,520,813
Equity compensation plans not approved by stockholders	—	—	—
Total	282,500	$10.79	1,520,813
_________________

(1)	Includes 1,500 options granted during the year ended December 31, 2014.

Item 6.  Selected Financial Data

The following tables set forth selected financial and operating information on a historical basis for ROIC and the Operating Partnership, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the Company’s financial statements, including the notes, included elsewhere herein.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(in thousands, except share data)

	Year Ended December 31,
Retail Opportunity Investments Corp.	2016	2015	2014	2013	2012
Statement of Operations Data:
Total revenues	$237,189	$192,699	$155,864	$111,232	$75,096
Operating expenses	160,018	133,364	112,090	83,457	63,542
Operating income	77,171	59,335	43,774	27,775	11,554
Gain on consolidation of joint venture	—	—	—	20,382	2,145
Gain on bargain purchase	—	—	—	—	3,864
Gain on sale of real estate	—	—	4,869	—	—
Interest expense and other finance expenses	40,741	34,243	27,593	15,855	11,380
Income from continuing operations	36,430	25,092	21,050	34,692	7,893
Loss from discontinued operations	—	—	—	(714)	—
Net income	36,430	25,092	21,050	33,978	7,893
Net Income Attributable to Retail Opportunity Investments Corp.	32,754	23,864	20,301	33,813	7,893
Weighted average shares outstanding – Basic:	104,072,222	95,651,780	83,411,230	67,419,497	51,059,408
Weighted average shares outstanding – Diluted:	116,039,940	100,017,781	87,453,409	71,004,380	52,371,168
Income per share – Basic:
Income from continuing operations	$0.31	$0.25	$0.24	$0.51	$0.15
Net Income Attributable to Retail Opportunity Investments Corp.	$0.31	$0.25	$0.24	$0.50	$0.15
Income per share – Diluted:
Income from continuing operations	$0.31	$0.25	$0.24	$0.49	$0.15
Net Income Attributable to Retail Opportunity Investments Corp.	$0.31	$0.25	$0.24	$0.48	$0.15
Dividends per common share	$0.72	$0.68	$0.64	$0.60	$0.53
Balance Sheet Data:
Real Estate Investments, net	$2,493,997	$2,162,306	$1,697,725	$1,314,934	$864,624
Cash and cash equivalents	13,125	8,844	10,773	7,920	4,692
Total assets	2,662,969	2,301,448	1,861,028	1,446,995	956,080
Total liabilities	1,347,404	1,136,432	898,246	741,585	489,538
Non-controlling interests – redeemable OP Units	—	33,674	—	—	—
Total equity	1,315,565	1,131,342	962,782	705,410	466,542

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(in thousands, except share data)

	Year Ended December 31,
Retail Opportunity Investments Partnership, LP	2016	2015	2014	2013	2012
Statement of Operations Data:
Total revenues	$237,189	$192,699	$155,864	$111,232	$75,096
Operating expenses	160,018	133,364	112,090	83,457	63,542
Operating income	77,171	59,335	43,774	27,775	11,554
Gain on consolidation of joint venture	—	—	—	20,382	2,145
Gain on bargain purchase	—	—	—	—	3,864
Gain on sale of real estate	—	—	4,869	—	—
Interest expense and other finance expenses	40,741	34,243	27,593	15,855	11,380
Income from continuing operations	36,430	25,092	21,050	34,692	7,893
Loss from discontinued operations	—	—	—	(714)	—
Net income	36,430	25,092	21,050	33,978	7,893
Net Income Attributable to Retail Opportunity Investments Partnership, LP	36,430	25,092	21,050	33,978	7,893
Weighted average units outstanding – Basic:	115,819,731	99,738,504	86,573,888	68,258,005	51,059,408
Weighted average units outstanding – Diluted:	116,039,940	100,017,781	87,453,409	71,004,380	52,371,168
Income per unit – Basic:
Income from continuing operations	$0.31	$0.25	$0.24	$0.51	$0.15
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$0.31	$0.25	$0.24	$0.50	$0.15
Income per unit – Diluted:
Income from continuing operations	$0.31	$0.25	$0.24	$0.49	$0.15
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$0.31	$0.25	$0.24	$0.48	$0.15
Distributions per unit	$0.72	$0.68	$0.64	$0.60	$0.53
Balance Sheet Data:
Real Estate Investments, net	$2,493,997	$2,162,306	$1,697,725	$1,314,934	$864,624
Cash and cash equivalents	13,125	8,844	10,773	7,920	4,692
Total assets	2,662,969	2,301,448	1,861,028	1,446,995	956,080
Total liabilities	1,347,404	1,136,432	898,246	741,585	489,538
Redeemable limited partners	—	33,674	—	—	—
Total capital	1,315,565	1,131,342	962,782	705,410	466,542

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

Overview

The Company is organized in an UpREIT format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the general partner of, and ROIC conducts substantially all of its business through, its Operating Partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership, together with its subsidiaries.

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of December 31, 2016, ROIC owned an approximate 90.3% partnership interest and other limited partners owned the remaining 9.7% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of December 31, 2016, the Company’s portfolio consisted of 82 properties (81 retail and one office) totaling approximately 9.4 million square feet of GLA. As of December 31, 2016, the Company’s portfolio was approximately 97.6% leased. During the year ended December 31, 2016, the Company leased and renewed approximately 585,000 and 763,000 square feet, respectively, in its portfolio.

The table below provides a reconciliation of beginning of year vacant space to end of year vacant space as of December 31, 2016.

Vacant Space Square Footage
Vacant space at December 31, 2015	238,402
Square footage vacated	281,381
Vacant space in acquired properties	20,228
Square footage leased	(302,259)
Vacant space at December 31, 2016	237,752

The Company has committed approximately $33.8 million, or $58.90 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2016. The Company has committed approximately $2.0 million, or $3.46 per square foot, in leasing commissions for the new leases that occurred during the year ended December 31, 2016. Additionally, the Company has committed approximately $737,000, or $0.97 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2016. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2016.

Results of Operations

At December 31, 2016, the Company had 82 properties (81 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of December 31, 2016. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the year ended December 31, 2016 compared to the year ended December 31, 2015.

Property Operating Income

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to consolidated property operating income for the years ended December 31, 2016 and 2015 (in thousands).

		Year Ended December 31,
		2016	2015
Operating income per GAAP		$77,171	$59,335
Plus:	Depreciation and amortization	88,359	70,957
	General and administrative expenses	13,120	12,650
	Acquisition transaction costs	824	965
	Other expenses	456	627
Property operating income		$179,930	$144,534

The following comparison for the year ended December 31, 2016 compared to the year ended December 31, 2015, makes reference to the effect of the same-center properties. Same-center properties, which totaled 61 of the Company’s 82 properties as of December 31, 2016, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2016 related to the 61 same-center properties owned by the Company during the entirety of both the years ended December 31, 2016 and 2015 and consolidated into the Company’s financial statements during such periods (in thousands).

		Year Ended December 31, 2016
		Same-center	Non Same-Center	Total
Operating income per GAAP		$75,521	$1,650	$77,171
Plus:	Depreciation and amortization	63,443	24,916	88,359
	General and administrative expenses (1)	—	13,120	13,120
	Acquisition transaction costs	51	773	824
	Other expenses (1)	—	456	456
Property operating income		$139,015	$40,915	$179,930
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2015 related to the 61 same-center properties owned by the Company during the entirety of both the years ended December 31, 2016 and 2015 and consolidated into the Company’s financial statements during such periods (in thousands).

		Year Ended December 31, 2015
		Same-center	Non Same-Center	Total
Operating income (loss) per GAAP		$69,507	$(10,172)	$59,335
Plus:	Depreciation and amortization	64,722	6,235	70,957
	General and administrative expenses (1)	—	12,650	12,650
	Acquisition transaction costs	95	870	965
	Other expenses (1)	—	627	627
Property operating income		$134,324	$10,210	$144,534
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the year ended December 31, 2016, the Company generated property operating income of approximately $179.9 million compared to property operating income of $144.5 million generated during the year ended December 31, 2015. Property operating income increased by $35.4 million during the year ended December 31, 2016 primarily as a result of an increase in the number of properties owned by the Company in 2016 compared to 2015 and an increase in same-center properties’ operating income.  As of December 31, 2016, the Company owned 82 properties as compared to 73 properties at December 31, 2015. The properties acquired during 2016 and 2015 increased property operating income in 2016 by approximately $30.7 million. The 61 same-center properties increased property operating income by approximately $4.7 million. This increase is primarily due to an increase in base rents.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the year ended December 31, 2016 of approximately $88.4 million compared to $71.0 million incurred during the year ended December 31, 2015. Depreciation and amortization expenses were higher in 2016 as a result of an increase in the number of properties owned by the Company in 2016 compared to 2015.

General and administrative expenses

The Company incurred general and administrative expenses during the year ended December 31, 2016 of approximately $13.1 million compared to $12.7 million incurred during the year ended December 31, 2015. General and administrative expenses increased approximately $470,000 primarily as a result of an increase in compensation-related expenses.

Acquisition transaction costs

The Company incurred property acquisition costs during the year ended December 31, 2016 of approximately $824,000, which is consistent with the $965,000 incurred during the year ended December 31, 2015.

Interest expense and other finance expenses

During the year ended December 31, 2016, the Company incurred approximately $40.7 million of interest expense compared to approximately $34.2 million during the year ended December 31, 2015. Interest expense increased approximately $6.5 million primarily due to a higher debt level as a result of acquisitions and interest incurred related to the Senior Notes Due 2026 issued in September 2016.

Results of Operations for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Property Operating Income

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to consolidated property operating income for the years ended December 31, 2015 and 2014 (in thousands).

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
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

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
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the year ended December 31, 2015, the Company generated property operating income of approximately $144.5 million compared to property operating income of $114.9 million generated during the year ended December 31, 2014. Property operating income increased by $29.7 million during the year ended December 31, 2015 primarily as a result of an increase in the number of properties owned by the Company in 2015 compared to 2014 and an increase in same-center properties’ operating income.  As of December 31, 2015, the Company owned 73 properties as compared to 61 properties at December 31, 2014. The properties acquired during 2015 and 2014 increased property operating income in 2015 by approximately $23.8 million. The 53 same-center properties increased property operating income by approximately $5.8 million. This increase is primarily due to an increase in base rents and other property income.

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

Interest expense and other finance expenses

During the year ended December 31, 2015, the Company incurred approximately $34.2 million of interest expense compared to approximately $27.6 million during the year ended December 31, 2014. Interest expense increased approximately $6.7 million primarily due to a higher debt level as a result of acquisitions, interest incurred related to the Senior Notes Due 2024 issued in December 2014, slightly offset by a decrease in interest related to the Company’s interest rate swaps, as the Company’s prior swaps were cash settled in 2014.

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

However, FFO:

•does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•should not be considered an alternative to net income as an indication of our performance.

FFO as defined by the Company may not be comparable to similarly titled items reported by other REITs due to possible differences in the application of the NAREIT definition used by such REITs.

The Financial Accounting Standards Board (“FASB”) guidance relating to accounting for acquisitions that meet the definition of a business requires, among other things, an acquirer of a business to expense all acquisition costs related to the acquisition. Effective October 1, 2016, the Company prospectively adopted Accounting Standards Update No. 2017-1, “Business Combinations: Clarifying the Definition of a Business” issued by the FASB which redefined the definition of a business, whereby an acquisition in which substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset is accounted for as an asset acquisition. As a result, transaction costs related to the acquisition are capitalized. See Note 1 of the accompanying consolidated financial statements. Accordingly, during the three months ended December 31, 2016, the Company concluded that its acquisitions did not meet the definition of a business and accounted for such acquisitions as asset acquisitions and capitalized all transaction costs related to completed and in-process acquisitions. Acquisition costs that are expensed will reduce our FFO. For the years ended December 31, 2016, 2015 and 2014, the Company expensed $824,000, $1.0 million and $1.0 million, respectively, relating to real estate acquisitions.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Year Ended December 31,
	2016	2015	2014
Net income attributable to ROIC	$32,754	$23,864	$20,301
Plus: Depreciation and amortization	88,359	70,957	58,435
Gain on sale of real estate	—	—	(4,869)
Funds from operations – basic	121,113	94,821	73,867
Net income attributable to non-controlling interests	3,676	1,228	749
Funds from operations – diluted	$124,789	$96,049	$74,616

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2016 and 2015. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 61 of the Company’s 82 properties as of December 31, 2016, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods (in thousands).

	Year Ended December 31,
	2016	2015
Same-center cash NOI	$125,658	$119,310
Non same-center cash NOI	35,497	9,001
Total Company cash NOI	161,155	128,311
Adjustments
Depreciation and amortization	(88,359)	(70,957)
General and administrative expenses	(13,120)	(12,650)
Acquisition transaction costs	(824)	(965)
Other expense	(456)	(627)
Property revenues and expenses (1)	18,775	16,223
Operating income	$77,171	$59,335
______________________

(1)
Includes straight-line rents, amortization of above-market and below-market lease intangibles, anchor lease termination fees, net of contractual amounts, and expense and recovery adjustments related to prior periods.

During the year ended December 31, 2016, the Company generated same-center cash NOI of approximately $125.7 million compared to same-center cash NOI of approximately $119.3 million generated during the year ended December 31, 2015, representing a 5.3% increase. This increase is primarily due to an increase in base rents and recoveries, slightly offset by a decrease in other property income.

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2015 and 2014. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 53 of the Company’s 73 properties as of December 31, 2015, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods (in thousands).

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

The Company recognizes the acquisition of real estate properties, including acquired tangible (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases) at their fair value (for acquisitions meeting the definition of a business) and relative fair value (for acquisitions not meeting the definition of a business).  Acquired lease intangible assets include above-market leases and acquired in-place leases, and acquired lease intangible liabilities represent below-market leases, in the accompanying consolidated balance sheets.  The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets.  In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand.  Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

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

The Company is subject to a number of operational and organizational requirements to qualify and then maintain qualification as a REIT.  If the Company does not qualify as a REIT, its income would become subject to U.S. federal, state and local income taxes at regular corporate rates that would be substantial and the Company may not be permitted to re-elect to qualify as a REIT for four taxable years following the year that it failed to qualify as a REIT.  The Company’s results of operations, liquidity and amounts distributable to stockholders would be significantly reduced.

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

•	For taxable years beginning after 2017, the percentage of a REIT’s total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•
“Publicly offered REITs” (which generally include any REIT required to file annual and periodic reports with the SEC, including us) are no longer subject to the preferential dividend rules for taxable years beginning after 2014.

•
For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are qualifying assets for purposes of the 75% REIT asset test. However, no more than 25% of the value of a REIT’s assets may consist of debt instruments that are issued by publicly offered REITs that are not otherwise treated as real estate assets, and interest on debt of a publicly offered REIT will not be qualifying income under the 75% REIT gross income test unless the debt is secured by real property.

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

•
For taxable years beginning after 2015, alternative methodology for satisfaction of prohibited transactions safe harbor is available, whereby the safe harbor requirement can be satisfied if (i) the aggregate tax basis or fair market value of the property sold in the taxable year is not more than 20% of the aggregate tax basis or fair market value of all of the REIT’s assets and (ii) the average adjusted tax basis or average fair market value of the property sold over the three-year period is not more than 10% of the aggregate tax basis or fair market value of all of the REIT’s assets.

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

During the year ended December 31, 2016, the Company’s primary sources of cash were distributions from the Operating Partnership and proceeds from the issuance of common stock. As of December 31, 2016, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On July 12, 2016, ROIC issued 6,555,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $133.0 million, after deducting the underwriters’ discounts and commissions and offering expenses.

During the year ended December 31, 2014, ROIC entered into four separate Sales Agreements (the “Original Sales Agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Original Agent” and collectively, the “Original Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Original Agents either as agents or principals. On May 23, 2016, ROIC entered into two additional sales agreements (the “Additional Sales Agreements”, and together with the Original Sales Agreements, the “Sales Agreements”) with each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated (the “Additional Agents”, and together with the Original Agents, the “Agents”) pursuant to which the Company may sell shares of ROIC’s common stock through the Additional Agents either as agents or principals. In addition, on May 19, 2016, the Company terminated the Original Sales Agreement with MLV & Co. LLC. During the year ended December 31, 2016, ROIC sold a total of 2,202,254 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $45.6 million and commissions of approximately $584,000 paid to the Agents.

For the year ended December 31, 2016, dividends paid to stockholders totaled approximately $75.7 million. Additionally, for the year ended December 31, 2016, the Operating Partnership made distributions of approximately $8.4 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $114.7 million.  For the year ended December 31, 2015, dividends paid to stockholders totaled approximately $65.8 million. Additionally, for the year ended December 31, 2015, the Operating Partnership made distributions of approximately $2.8 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $86.9 million.

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

During the year ended December 31, 2016, the Operating Partnership’s primary sources of cash were (i) proceeds from the issuance of senior unsecured debt, (ii) cash flow from operations, (iii) proceeds from bank borrowings under the credit facility, and (iv) cash contributed by ROIC from the issuance of common stock. As of December 31, 2016, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

The Operating Partnership has an unsecured revolving credit facility with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-). Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association at its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2016.

As of December 31, 2016, $300.0 million and $98.0 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the year ended December 31, 2016 were 1.6% and 1.5%, respectively. The Company had no available borrowings under the term loan at December 31, 2016. The Company had $402.0 million available to borrow under the credit facility at December 31, 2016.

On July 26, 2016, the Operating Partnership entered into a Note Purchase Agreement, as amended, which provided for the issuance of $200.0 million principal amount of 3.95% Senior Notes Due 2026 in a private placement. The Senior Notes Due 2026 pay interest on March 22 and September 22 of each year, commencing on March 22, 2017, and mature on September 22, 2026, unless prepaid earlier by the Operating Partnership. The Operating Partnership’s performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net Cash Provided by (Used in):
Operating activities	$114,682	$86,917	$65,207
Investing activities	$(325,090)	$(337,115)	$(399,856)
Financing activities	$214,689	$248,269	$337,502

Net Cash Flows from:

Operating Activities

Increase in cash flows provided by operating activities from 2015 to 2016:

Net cash flows provided by operating activities amounted to $114.7 million during the year ended December 31, 2016, compared to $86.9 million during the year ended December 31, 2015. During the year ended December 31, 2016, cash flows provided by operating activities increased by approximately $27.8 million primarily due to an increase in property operating income of approximately $35.4 million, offset by an increase in interest expense of approximately $6.5 million due to higher borrowing amounts in 2016 as compared to 2015.

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

Investing Activities

Decrease in cash flows used in investing activities from 2015 to 2016:

Net cash flows used by investing activities amounted to $325.1 million during the year ended December 31, 2016, compared to $337.1 million during the year ended December 31, 2015. During the year ended December 31, 2016, cash flows used in investing activities decreased approximately $12.0 million, primarily due to the decrease in investments in real estate of approximately $28.8 million, offset by an increase in improvements to properties of approximately $13.2 million.

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

Financing Activities

Decrease in cash flows provided by financing activities from 2015 to 2016:

Net cash flows provided by financing activities amounted to $214.7 million during the year ended December 31, 2016, compared to $248.3 million during the year ended December 31, 2015. During the year ended December 31, 2016, cash flows provided by financing activities decreased approximately $33.6 million, primarily due to a decrease of $300 million in proceeds from the term loan received during the year ended December 31, 2015, a net decrease of approximately $16.5 million in proceeds received from draws on the credit facility, a decrease of approximately $35.5 million in mortgage proceeds received during the year ended December 31, 2015, and an increase in cash redemption of OP units of approximately $38.8 million. These decreases were offset by proceeds received of $200.0 million related to the issuance of the Senior Notes Due 2026 during the year ended December 31, 2016, a decrease of approximately $76.5 million in principal repayments on mortgages and an increase of approximately $83.6 million in proceeds from the sale of common stock.

Decrease in cash flows provided by financing activities from 2014 to 2015:

Net cash flows provided by financing activities amounted to $248.3 million during the year ended December 31, 2015, compared to $337.5 million during the year ended December 31, 2014. During the year ended December 31, 2015, cash flows provided by financing activities decreased approximately $89.2 million, primarily due to a decrease of $246.5 million of net proceeds from the issuance of senior notes with no issuance in 2015, the decrease of approximately $70.7 million in proceeds from the exercise of warrants in 2014, the decrease of approximately $113.6 million in proceeds from the sale of common stock, an increase of approximately $62.3 million in principal repayments on mortgages, a net decrease of approximately $119.3 million in proceeds from draws on the credit facility, and an increase of approximately $13.0 million in distributions paid to common shareholders and OP unit holders. These decreases were offset by a $500.0 million increase related to the term loan consisting of $300.0 million in proceeds received during the year ended December 31, 2015 and $200.0 million in payments made during the year ended December 31, 2014, and an increase of $35.5 million in proceeds from a new mortgage loan received during the year ended December 31, 2015.

Contractual Obligations

The following table presents the Company’s operating lease obligations and the principal and interest amounts of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding, at December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$8,788	$19,237	$157	$166	$282	$42,053	$70,683
Mortgage Notes Payable Interest	3,079	2,174	1,655	1,650	1,637	4,886	15,081
Term loan (2)	—	—	300,000	—	—	—	300,000
Credit facility (3)	—	—	98,000	—	—	—	98,000
Senior Notes Due 2026 (4)	7,900	7,900	7,900	7,900	7,900	239,500	279,000
Senior Notes Due 2024 (4)	10,000	10,000	10,000	10,000	10,000	280,000	330,000
Senior Notes Due 2023 (4)	12,500	12,500	12,500	12,500	12,500	275,000	337,500
Operating lease obligations	1,222	1,260	1,265	1,273	1,282	36,651	42,953
Total	$43,489	$53,071	$431,477	$33,489	$33,601	$878,090	$1,473,217
__________________

(1)	Does not include unamortized mortgage premium of approximately $1.0 million as of December 31, 2016.

(2)
For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the average interest rate on the term loan during the year ended December 31, 2016 which was 1.6%. Borrowings under the term loan accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

(3)
For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the average interest rate on the credit facility during the year ended December 31, 2016 which was 1.5%. Borrowings under the credit facility accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(4)	Represents payments of interest only in years 2017 through 2021 and payments of both principal and interest thereafter.

The Company has committed approximately $34.6 million and $2.1 million in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the year ended December 31, 2016. As of December 31, 2016, the Company did not have any capital lease obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of December 31, 2016, the Company does not have any off-balance sheet arrangements.

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

On July 26, 2016, the Operating Partnership entered into a Note Purchase Agreement, as amended, which provided for the issuance of $200.0 million principal amount of 3.95% Senior Notes Due 2026 in a private placement. The Senior Notes Due 2026 pay interest on March 22 and September 22 of each year, commencing on March 22, 2017, and mature on September 22, 2026, unless prepaid earlier by the Operating Partnership. The Operating Partnership’s performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC.

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

As of December 31, 2016, the Company had $398.0 million of variable rate debt outstanding.  The Company has primarily used fixed-rate debt and forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 11, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

During the year ended December 31, 2016, the Company entered into two interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of December 31, 2016, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	December 31, 2016 Value	Increase 50 basis points	Increase 100 basis points
$50,000	$(564)	$(99)	$392	$875	$1,356
$50,000	$(468)	$(4)	$487	$970	$1,450

See Note 11 of the accompanying consolidated financial statements for a discussion on how the Company values derivative financial instruments.  The Company calculates the value of its interest rate swaps based upon the present value of the future cash flows expected to be paid and received on each leg of the swap.  The cash flows on the fixed leg of the swap are agreed to at inception and the cash flows on the floating leg of a swap change over time as interest rates change.  To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve which is constructed using LIBOR fixings, Eurodollar futures, and swap rates, which are observable in the market.  Both the fixed and floating legs’ cash flows are discounted at market discount factors.  For purposes of adjusting its derivative valuations, the Company incorporates the nonperformance risk for both itself and its counterparties to these contracts based upon management’s estimates of credit spreads, credit default swap spreads (if available) or Moody’s KMV ratings in order to derive a curve that considers the term structure of credit.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedules listed in the Index at Item 8.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Opportunity Investments Corp. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Retail Opportunity Investments Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

We have audited Retail Opportunity Investments Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Retail Opportunity Investments Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Retail Opportunity Investments Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Retail Opportunity Investments Corp. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016 of Retail Opportunity Investments Corp. and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Retail Opportunity Investments Partnership, LP

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Partnership, LP (the “Operating Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, Partners’ capital, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedules listed in the Index at Item 8.  These financial statements and schedules are the responsibility of the Operating Partnership’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Retail Opportunity Investments Partnership, LP at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California
February 23, 2017

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Real Estate Investments:
Land	$766,199	$669,307
Building and improvements	1,920,819	1,627,310
	2,687,018	2,296,617
Less: accumulated depreciation	193,021	134,311
Real Estate Investments, net	2,493,997	2,162,306
Cash and cash equivalents	13,125	8,844
Restricted cash	125	227
Tenant and other receivables, net	35,820	28,652
Deposits	—	500
Acquired lease intangible assets, net	79,205	66,942
Prepaid expenses	3,317	1,953
Deferred charges, net	34,753	30,129
Other	2,627	1,895
Total assets	$2,662,969	$2,301,448

LIABILITIES AND EQUITY
Liabilities:
Term loan	$299,191	$298,802
Credit facility	95,654	132,028
Senior Notes Due 2026	199,727	—
Senior Notes Due 2024	245,354	244,833
Senior Notes Due 2023	245,051	244,426
Mortgage notes payable	71,303	62,156
Acquired lease intangible liabilities, net	154,958	124,861
Accounts payable and accrued expenses	18,294	13,205
Tenants’ security deposits	5,950	5,085
Other liabilities	11,922	11,036
Total liabilities	1,347,404	1,136,432

Commitments and contingencies

Non-controlling interests – redeemable OP Units	—	33,674

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.0001 par value 500,000,000 shares authorized; and 109,301,762 and 99,531,034 shares issued and outstanding at December 31, 2016 and 2015, respectively	11	10
Additional paid-in capital	1,357,910	1,166,395
Dividends in excess of earnings	(165,951)	(122,991)
Accumulated other comprehensive loss	(3,729)	(6,743)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,188,241	1,036,671
Non-controlling interests	127,324	94,671
Total equity	1,315,565	1,131,342
Total liabilities and equity	$2,662,969	$2,301,448

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Base rents	$183,330	$148,622	$119,842
Recoveries from tenants	51,454	40,562	32,945
Other income	2,405	3,515	3,077
Total revenues	237,189	192,699	155,864

Operating expenses
Property operating	32,201	28,475	25,036
Property taxes	25,058	19,690	15,953
Depreciation and amortization	88,359	70,957	58,435
General and administrative expenses	13,120	12,650	11,200
Acquisition transaction costs	824	965	961
Other expense	456	627	505
Total operating expenses	160,018	133,364	112,090

Operating income	77,171	59,335	43,774

Non-operating income (expenses)
Interest expense and other finance expenses	(40,741)	(34,243)	(27,593)
Gain on sale of real estate	—	—	4,869
Net income	36,430	25,092	21,050
Net income attributable to non-controlling interests	(3,676)	(1,228)	(749)
Net Income Attributable to Retail Opportunity Investments Corp.	$32,754	$23,864	$20,301

Earnings per share – basic and diluted	$0.31	$0.25	$0.24

Dividends per common share	$0.72	$0.68	$0.64

Comprehensive income:
Net income	$36,430	$25,092	$21,050
Other comprehensive income:
Unrealized swap derivative gain (loss) arising during the period	541	—	(3,132)
Reclassification adjustment for amortization of interest expense included in net income	2,473	2,139	3,219
Other comprehensive income	3,014	2,139	87
Comprehensive income	39,444	27,231	21,137
Comprehensive income attributable to non-controlling interests	(3,676)	(1,228)	(749)
Comprehensive income attributable to Retail Opportunity Investments Corp	$35,768	$26,003	$20,388

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2013	72,445,767	$7	$732,702	$(47,617)	$(8,969)	$29,287	$705,410
Shares issued under the 2009 Plan	340,621	—	—	—	—	—	—
Repurchase of common stock	(42,438)	—	(631)	—	—	—	(631)
Cancellation of restricted stock	(5,833)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,662	—	—	—	3,662
Proceeds from the exercise of warrants	5,878,216	1	70,538	—	—	—	70,539
Issuance of OP Units to non-controlling interests	—	—	—	—	—	16,343	16,343
Cash redemption for non-controlling interests	—	—	—	—	—	(3,280)	(3,280)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	2,020	—	—	(2,020)	—
Proceeds from the issuance of common stock	14,375,000	1	214,905	—	—	—	214,906
Registration expenditures	—	—	(9,635)	—	—	—	(9,635)
Cash dividends ($0.64 per share)	—	—	—	(53,522)	—	(2,009)	(55,531)
Dividends payable to officers	—	—	—	(138)	—	—	(138)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	20,301	—	—	20,301
Net income attributable to non-controlling interests	—	—	—	—	—	749	749
Other comprehensive income	—	—	—	—	87	—	87
Balance at December 31, 2014	92,991,333	9	1,013,561	(80,976)	(8,882)	39,070	962,782
Shares issued under the 2009 Plan	381,577	—	—	—	—	—	—
Repurchase of common stock	(78,570)	—	(1,317)	—	—	—	(1,317)
Cancellation of restricted stock	(2,832)	—	—	—	—	—	—
Stock based compensation expense	—	—	4,684	—	—	—	4,684
Redemption of OP Units	174,959	—	3,184	—	—	(3,184)	—
Issuance of OP Units to non-controlling interests	—	—	—	—	—	116,640	116,640
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	49,609	—	—	(49,609)	—
Proceeds from the issuance of common stock	6,064,567	1	101,292	—	—	—	101,293
Registration expenditures	—	—	(4,618)	—	—	—	(4,618)
Cash dividends ($0.68 per share)	—	—	—	(65,718)	—	(2,764)	(68,482)
Dividends payable to officers	—	—	—	(161)	—	—	(161)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	23,864	—	—	23,864
Net income attributable to non-controlling interests	—	—	—	—	—	1,228	1,228
Other comprehensive income	—	—	—	—	2,139	—	2,139
Total	99,531,034	10	1,166,395	(122,991)	(6,743)	101,381	1,138,052
Less: Promissory note secured by equity	—	—	—	—	—	(6,710)	(6,710)
Balance at December 31, 2015	99,531,034	10	1,166,395	(122,991)	(6,743)	94,671	1,131,342
Shares issued under the 2009 Plan	341,306	—	—	—	—	—	—
Repurchase of common stock	(76,262)	—	(1,368)	—	—	—	(1,368)
Cancellation of restricted stock	(7,332)	—	—	—	—	—	—
Stock based compensation expense	—	—	4,916	—	—	—	4,916
Issuance of OP Units to non-controlling interests		—	—	—	—	48,175	48,175
Redemption of OP Units	755,762	—	15,990	—	—	(15,990)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(7,182)	(7,182)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(5,627)	—	—	5,627	—
Proceeds from the issuance of common stock	8,757,254	1	184,880	—	—	—	184,881
Registration expenditures	—	—	(7,276)	—	—	—	(7,276)
Cash dividends ($0.72 per share)	—	—	—	(75,537)	—	(8,363)	(83,900)
Dividends payable to officers	—	—	—	(177)	—	—	(177)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	32,754	—	—	32,754
Net income attributable to non-controlling interests	—	—	—	—	—	3,676	3,676
Other comprehensive income	—	—	—	—	3,014	—	3,014
Total	109,301,762	$11	$1,357,910	$(165,951)	$(3,729)	$120,614	$1,308,855
Proceeds from repayment of promissory note receivable secured by equity	—	—	—	—	—	6,710	6,710
Balance at December 31, 2016	109,301,762	$11	$1,357,910	$(165,951)	$(3,729)	$127,324	$1,315,565
 See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,430	$25,092	$21,050
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	88,359	70,957	58,435
Amortization of deferred financing costs and mortgage premiums, net	2,088	662	(432)
Straight-line rent adjustment	(4,560)	(5,013)	(3,795)
Amortization of above and below market rent	(13,847)	(9,890)	(6,945)
Amortization relating to stock based compensation	4,916	4,684	3,662
Provisions for tenant credit losses	1,805	1,984	2,316
Other noncash interest expense	2,139	2,139	1,848
Gain on sale of real estate	—	—	(4,869)
Settlement of interest rate swap agreements	—	—	(3,230)
Change in operating assets and liabilities:
Restricted cash	66	264	190
Tenant and other receivables	(4,412)	(2,599)	(1,605)
Prepaid expenses	(1,363)	501	(1,106)
Accounts payable and accrued expenses	4,417	512	(1,164)
Other assets and liabilities, net	(1,356)	(2,376)	852
Net cash provided by operating activities	114,682	86,917	65,207

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(284,867)	(313,623)	(398,205)
Proceeds from sale of real estate	—	—	27,622
Improvements to properties	(40,758)	(27,515)	(26,142)
Deposits on real estate acquisitions, net	500	4,000	(3,725)
Construction escrows and other	35	23	594
Net cash used in investing activities	(325,090)	(337,115)	(399,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(7,816)	(84,308)	(21,982)
Proceeds from new mortgage loan	—	35,500	—
Proceeds from term loan	—	300,000	—
Payments on term loan	—	—	(200,000)
Proceeds from draws on credit facility	332,500	430,000	549,300
Payments on credit facility	(370,000)	(451,000)	(449,750)
Proceeds from issuance of Senior Notes Due 2026	200,000	—	—
Proceeds from issuance of Senior Notes Due 2024	—	—	246,500
Proceeds from exercise of warrants	—	—	70,723
Issuance of promissory note receivable	—	(6,710)	—
Proceeds on repayment of promissory note receivable	6,710	—	—
Redemption of OP Units	(38,820)	—	(3,280)
Distributions to OP Unitholders	(8,363)	(2,764)	(2,009)
Deferred financing and other costs	(266)	(1,849)	(3,188)
Proceeds from the sale of common stock	184,881	101,293	214,906
Registration expenditures	(7,097)	(4,739)	(9,513)
Dividends paid to common shareholders	(75,672)	(65,837)	(53,574)
Repurchase of common stock	(1,368)	(1,317)	(631)
Net cash provided by financing activities	214,689	248,269	337,502
Net increase (decrease) in cash and cash equivalents	4,281	(1,929)	2,853
Cash and cash equivalents at beginning of period	8,844	10,773	7,920
Cash and cash equivalents at end of period	$13,125	$8,844	$10,773

Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$206	$241	$331
Interest paid	$34,275	$31,996	$26,006

Other non-cash investing and financing activities – increase (decrease):
Issuance of OP Units in connection with acquisitions	$46,140	$150,315	$16,343
Assumed mortgages in connection with acquisitions	$17,618	$19,024	$—
Intangible lease liabilities	$32,615	$37,480	$44,264
Interest rate swap asset	$875	$—	$(1,948)
Interest rate swap liabilities	$—	$—	$(2,529)
Accrued real estate improvement costs	$601	$590	$1,372
OP Unit redemption	$15,990	$3,184	$—
 See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	December 31, 2016	December 31, 2015
ASSETS
Real Estate Investments:
Land	$766,199	$669,307
Building and improvements	1,920,819	1,627,310
	2,687,018	2,296,617
Less: accumulated depreciation	193,021	134,311
Real Estate Investments, net	2,493,997	2,162,306
Cash and cash equivalents	13,125	8,844
Restricted cash	125	227
Tenant and other receivables, net	35,820	28,652
Deposits	—	500
Acquired lease intangible assets, net	79,205	66,942
Prepaid expenses	3,317	1,953
Deferred charges, net	34,753	30,129
Other	2,627	1,895
Total assets	$2,662,969	$2,301,448

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$299,191	$298,802
Credit facility	95,654	132,028
Senior Notes Due 2026	199,727	—
Senior Notes Due 2024	245,354	244,833
Senior Notes Due 2023	245,051	244,426
Mortgage notes payable	71,303	62,156
Acquired lease intangible liabilities, net	154,958	124,861
Accounts payable and accrued expenses	18,294	13,205
Tenants’ security deposits	5,950	5,085
Other liabilities	11,922	11,036
Total liabilities	1,347,404	1,136,432

Commitments and contingencies

Redeemable limited partners	—	33,674

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	1,191,970	1,043,414
Limited partners’ capital (consists of limited partnership interests held by third parties)	127,324	94,671
Accumulated other comprehensive loss	(3,729)	(6,743)
Total capital	1,315,565	1,131,342
Total liabilities and capital	$2,662,969	$2,301,448

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Revenues
Base rents	$183,330	$148,622	$119,842
Recoveries from tenants	51,454	40,562	32,945
Other income	2,405	3,515	3,077
Total revenues	237,189	192,699	155,864

Operating expenses
Property operating	32,201	28,475	25,036
Property taxes	25,058	19,690	15,953
Depreciation and amortization	88,359	70,957	58,435
General and administrative expenses	13,120	12,650	11,200
Acquisition transaction costs	824	965	961
Other expense	456	627	505
Total operating expenses	160,018	133,364	112,090

Operating income	77,171	59,335	43,774
Non-operating income (expenses)
Interest expense and other finance expenses	(40,741)	(34,243)	(27,593)
Gain on sale of real estate	—	—	4,869
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$36,430	$25,092	$21,050

Earnings per unit - basic and diluted	$0.31	$0.25	$0.24

Distributions per unit	$0.72	$0.68	$0.64

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$36,430	$25,092	$21,050
Other comprehensive income:
Unrealized swap derivative gain (loss) arising during the period	541	—	(3,132)
Reclassification adjustment for amortization of interest expense included in net income	2,473	2,139	3,219
Other comprehensive income	3,014	2,139	87
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$39,444	$27,231	$21,137

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Capital
Balance at December 31, 2013	3,132,042	$29,287	72,445,767	$685,092	$(8,969)	$705,410
OP Units issued under the 2009 Plan	—	—	340,621	—	—	—
Repurchase of OP Units	—	—	(42,438)	(631)	—	(631)
Cancellation of OP Units	—	—	(5,833)	—	—	—
Stock based compensation expense	—	—	—	3,662	—	3,662
Issuance of OP Units upon exercise of warrants	—	—	5,878,216	70,539	—	70,539
Issuance of OP Units in connection with acquisition	989,272	16,343	—	—	—	16,343
Cash redemption of OP Units	(200,000)	(3,280)	—	—	—	(3,280)
Adjustment to non-controlling interests ownership in Operating Partnership	—	(2,020)	—	2,020	—	—
Issuance of OP Units in connection with common stock offering	—	—	14,375,000	214,906	—	214,906
Registration expenditures	—	—	—	(9,635)	—	(9,635)
Cash distributions ($0.64 per unit)	—	(2,009)	—	(53,522)	—	(55,531)
Distributions payable to officers	—	—	—	(138)	—	(138)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	749	—	20,301	—	21,050
Other comprehensive income	—	—	—	—	87	87
Balance at December 31, 2014	3,921,314	39,070	92,991,333	932,594	(8,882)	962,782
OP Units issued under the 2009 Plan	—	—	381,577	—	—	—
Repurchase of OP Units	—	—	(78,570)	(1,317)	—	(1,317)
Cancellation of OP Units	—	—	(2,832)	—	—	—
Stock based compensation expense	—	—	—	4,684	—	4,684
Redemption of OP Units	(174,959)	(3,184)	174,959	3,184	—	—
Issuance of OP Units in connection with acquisitions	8,449,248	116,640	—	—	—	116,640
Adjustment to non-controlling interests ownership in Operating Partnership	—	(49,609)	—	49,609	—	—
Issuance of OP Units in connection with sale of common stock	—	—	6,064,567	101,293	—	101,293
Registration expenditures	—	—	—	(4,618)	—	(4,618)
Cash distributions ($0.68 per unit)	—	(2,764)	—	(65,718)	—	(68,482)
Distributions payable to officers	—	—	—	(161)	—	(161)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,228	—	23,864	—	25,092
Other comprehensive income	—	—	—	—	2,139	2,139
Total	12,195,603	$101,381	99,531,034	$1,043,414	$(6,743)	$1,138,052
Less: Promissory note secured by capital	—	(6,710)	—	—	—	(6,710)
Balance at December 31, 2015	12,195,603	94,671	99,531,034	1,043,414	(6,743)	1,131,342
OP units issued under the 2009 Plan	—	—	341,306	—	—	—
Repurchase of OP Units	—	—	(76,262)	(1,368)	—	(1,368)
Cancellation of OP Units	—	—	(7,332)	—	—	—
Stock based compensation expense	—	—	—	4,916	—	4,916
Issuance of OP Units in connection with acquisitions	2,434,833	48,175		—	—	48,175
Equity redemption of OP Units	(755,762)	(15,990)	755,762	15,990	—	—
Cash redemption of OP Units	(2,206,613)	(7,182)	—	—	—	(7,182)
Adjustment to non-controlling interests ownership in Operating Partnership	—	5,627	—	(5,627)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	8,757,254	184,881	—	184,881
Registration expenditures	—	—	—	(7,276)	—	(7,276)
Cash distributions ($0.72 per unit)	—	(8,363)	—	(75,537)	—	(83,900)
Distributions payable to officers	—	—	—	(177)	—	(177)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	3,676	—	32,754	—	36,430
Other comprehensive income	—	—	—	—	3,014	3,014
Total	11,668,061	120,614	109,301,762	1,191,970	(3,729)	1,308,855
Proceeds from repayment of promissory note receivable secured by capital	—	6,710	—	—	—	6,710
Balance at December 31, 2016	11,668,061	$127,324	109,301,762	$1,191,970	$(3,729)	$1,315,565

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,430	$25,092	$21,050
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	88,359	70,957	58,435
Amortization of deferred financing costs and mortgage premiums, net	2,088	662	(432)
Straight-line rent adjustment	(4,560)	(5,013)	(3,795)
Amortization of above and below market rent	(13,847)	(9,890)	(6,945)
Amortization relating to stock based compensation	4,916	4,684	3,662
Provisions for tenant credit losses	1,805	1,984	2,316
Other noncash interest expense	2,139	2,139	1,848
Gain on sale of real estate	—	—	(4,869)
Settlement of interest rate swap agreements	—	—	(3,230)
Change in operating assets and liabilities:
Restricted cash	66	264	190
Tenant and other receivables	(4,412)	(2,599)	(1,605)
Prepaid expenses	(1,363)	501	(1,106)
Accounts payable and accrued expenses	4,417	512	(1,164)
Other assets and liabilities, net	(1,356)	(2,376)	852
Net cash provided by operating activities	114,682	86,917	65,207

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(284,867)	(313,623)	(398,205)
Proceeds from sale of real estate	—	—	27,622
Improvements to properties	(40,758)	(27,515)	(26,142)
Deposits on real estate acquisitions, net	500	4,000	(3,725)
Construction escrows and other	35	23	594
Net cash used in investing activities	(325,090)	(337,115)	(399,856)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(7,816)	(84,308)	(21,982)
Proceeds from new mortgage loan	—	35,500	—
Proceeds from term loan	—	300,000	—
Payments on term loan	—	—	(200,000)
Proceeds from draws on credit facility	332,500	430,000	549,300
Payments on credit facility	(370,000)	(451,000)	(449,750)
Proceeds from issuance of Senior Notes Due 2026	200,000	—	—
Proceeds from issuance of Senior Notes Due 2024	—	—	246,500
Proceeds from the issuance of OP Units upon exercise of warrants	—	—	70,723
Issuance of promissory note receivable	—	(6,710)	—
Proceeds on repayment of promissory note receivable	6,710	—	—
Redemption of OP Units	(38,820)	—	(3,280)
Deferred financing and other costs	(266)	(1,849)	(3,188)
Proceeds from the issuance of OP Units in connection with issuance of common stock	184,881	101,293	214,906
Registration expenditures	(7,097)	(4,739)	(9,513)
Distributions to OP Unitholders	(84,035)	(68,601)	(55,583)
Repurchase of OP Units	(1,368)	(1,317)	(631)
Net cash provided by financing activities	214,689	248,269	337,502
Net increase (decrease) in cash and cash equivalents	4,281	(1,929)	2,853
Cash and cash equivalents at beginning of period	8,844	10,773	7,920
Cash and cash equivalents at end of period	$13,125	$8,844	$10,773

Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$206	$241	$331
Interest paid	$34,275	$31,996	$26,006

Other non-cash investing and financing activities – increase (decrease):
Issuance of OP Units in connection with acquisitions	$46,140	$150,315	$16,343
Assumed mortgages in connection with acquisitions	$17,618	$19,024	$—
Intangible lease liabilities	$32,615	$37,480	$44,264
Interest rate swap asset	$875	$—	$(1,948)
Interest rate swap liabilities	$—	$—	$(2,529)
Accrued real estate improvement costs	$601	$590	$1,372
OP Unit redemption	$15,990	$3,184	$—

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-1, “Business Combinations: Clarifying the Definition of a Business.” The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2017-1 effective October 1, 2016. For the period from October 1, 2016 through December 31, 2016, the Company acquired three properties for which it was concluded substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business under ASU 2017-1. Acquisition transaction costs associated with these property acquisitions were capitalized to real estate investments.

In February 2016, the FASB issued ASU No. 2016-2, “Leases.” The pronouncement requires lessees to put most leases on their balance sheets but recognize expenses on their income statements. The guidance also eliminates real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the provisions of ASU No. 2016-2 effective January 1, 2019 using the modified retrospective approach. The ASU is expected to result in the recognition of a right-to-use asset and related liability to account for future obligations under ground lease agreements for which the Company is the lessee. As of December 31, 2016, the remaining contractual payments under ground lease agreements aggregated approximately $43.0 million. In addition, the new ASU will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. The Company continues to evaluate the impact this pronouncement will have on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-3, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” The pronouncement requires reporting entities to present debt issuance costs related to a note as a direct deduction from the face amount of that note presented in the balance sheet. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of ASU No. 2015-3 effective January 1, 2016 and retrospectively applied the guidance to its debt obligations for all periods presented, which resulted in the presentation of debt issuance costs associated with its term loan, unsecured revolving credit facility, Senior Notes Due 2024, Senior Notes Due 2023, and mortgage notes payable as a direct reduction from the carrying amount of the related debt instrument. These amounts were previously included in deferred charges, net on the Company’s consolidated balance sheets. See Note 5.

In February 2015, the FASB issued ASU No. 2015-2, “Amendments to the Consolidation Analysis.” The pronouncement focuses to minimize situations under previously existing guidance in which a reporting entity was required to consolidate another legal entity in which that reporting entity did not have: (1) the ability through contractual rights to act primarily on its own behalf; (2) ownership of the majority of the legal entity’s voting rights; or (3) the exposure to a majority of the legal entity’s economic benefits.  ASU 2015-2 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-2 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company adopted the provisions of ASU No. 2015-2 effective January 1, 2016, and there were no changes to the Company’s consolidation conclusions as a result of the adoption of this guidance.

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2017. The Company plans to adopt the provisions of ASU No. 2014-9 effective January 1, 2018 using the modified retrospective approach. Leases are specifically excluded from this ASU and will be governed by the applicable lease codification; however, this update may have implications on certain variable payment terms included in lease agreements. The Company continues to evaluate the impact this pronouncement will have on the Company’s consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables, the valuation of performance-based restricted stock, and derivatives.  Actual results could differ from these estimates.

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
The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2016, the statute of limitations for tax years 2013 through and including 2015 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions.  During the years ended December 31, 2016 and 2015, capitalized costs related to the improvements or replacement of real estate properties were approximately $41.4 million and $28.1 million, respectively.

The Company evaluates each acquisition of real estate to determine if the acquired property meets the definition of a business and needs to be accounted for as a business combination. Under ASU 2017-1, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If this threshold is met, the acquired property does not meet the definition of a business and is accounted for as an asset acquisition. The Company expects that acquisitions of real estate properties will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets).

The Company recognizes the acquisition of real estate properties, including acquired tangible (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases) at their fair value (for acquisitions meeting the definition of a business) and relative fair value (acquisitions not meeting the definition of a business). The relative fair values used to allocate the cost of an asset acquisition are determined using the same methodologies and assumptions the Company utilizes to determine fair value in a business combination.

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

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the years ended December 31, 2016, 2015 and 2014 of approximately $824,000, $1.0 million and $1.0 million, respectively.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2016.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at December 31, 2016 and December 31, 2015 was approximately $5.2 million and $4.5 million, respectively.

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

The unamortized balances of deferred leasing costs included in deferred charges in the Consolidated Balance Sheet as of December 31, 2016 that will be charged to future operations are as follows (in thousands):

Lease Origination Costs
2017	$7,645
2018	6,139
2019	4,773
2020	3,953
2021	3,113
Thereafter	9,130
$34,753

The unamortized balances of deferred financing costs associated with the Company’s term loan, unsecured revolving credit facility, Senior Notes Due 2026, Senior Notes Due 2024, Senior Notes Due 2023, and mortgage notes payable included as a direct reduction from the carrying amount of the related debt instrument in the Consolidated Balance Sheet as of December 31, 2016 that will be charged to future operations are as follows (in thousands):

Financing Costs
2017	$2,116
2018	2,081
2019	683
2020	556
2021	555
Thereafter	1,438
$7,429

Internal Capitalized Leasing Costs

The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the years ended December 31, 2016, 2015 and 2014, the Company capitalized approximately $1.2 million, $1.1 million and $947,000, respectively, of such payroll-related costs.

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

During the year ended December 31, 2014 , the effect of approximately 41,400,000 warrants to purchase the Company’s common stock  (the “Public Warrants”) issued in connection with the Company’s initial public offering (the “IPO”), and the 8,000,000 warrants (the “Private Placement Warrants”) purchased by NRDC Capital Management, LLC simultaneously with the consummation of the IPO, for the time these were outstanding during these periods, were included in the calculation of diluted EPS since the weighted average share price was greater than the exercise price during these periods.  No warrants were outstanding during the years ended December 31, 2016 and 2015.

For the years ended December 31, 2016, 2015 and 2014, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock grants awarded under the 2009 Plan described in Note 8 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$36,430	$25,092	$21,050
Less income attributable to non-controlling interests	(3,676)	(1,228)	(749)
Less earnings allocated to unvested shares	(270)	(229)	(160)
Net income available for common stockholders, basic	$32,484	$23,635	$20,141
Numerator:
Net income	$36,430	$25,092	$21,050
Less earnings allocated to unvested shares	(270)	(229)	(160)
Net income available for common stockholders, diluted	$36,160	$24,863	$20,890
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	104,072,222	95,651,780	83,411,230
Warrants	—	—	631,086
OP units	11,747,509	4,086,724	3,162,658
Restricted stock awards – performance-based	86,996	174,198	162,327
Stock options	133,213	105,079	86,108
Denominator for diluted EPS – weighted average common equivalent shares	116,039,940	100,017,781	87,453,409

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$36,430	$25,092	$21,050
Less earnings allocated to unvested shares	(270)	(229)	(160)
Net income available to unitholders, basic and diluted	$36,160	$24,863	$20,890
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	115,819,731	99,738,504	86,573,888
Warrants	—	—	631,086
Restricted stock awards – performance-based	86,996	174,198	162,327
Stock options	133,213	105,079	86,108
Denominator for diluted earnings per unit – weighted average common equivalent units	116,039,940	100,017,781	87,453,409

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 8.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  Restricted stock grants vest based upon the completion of a service period (“time-based grants”) and/or the Company meeting certain established market-specific financial performance criteria (“performance-based grants”).  Time-based grants are valued according to the market price for the Company’s common stock at the date of grant.  For performance-based grants, a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company’s policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and time-based grants of stock are expensed as compensation on a straight-line basis over the vesting period.  Depending on the terms of the agreement, certain awards of performance-based grants are expensed as compensation under an accelerated attribution method while certain are expensed as compensation on a straight-line basis over the vesting period. All awards of performance-based grants are recognized in income regardless of the results of the performance criteria.

Non-Controlling Interests – Redeemable OP Units / Redeemable Limited Partners

OP Units are classified as either mezzanine equity or permanent equity. If ROIC could be required to deliver cash in exchange for the OP Units upon redemption, such OP Units are referred to as Redeemable OP Units and presented in the mezzanine section of the balance sheet. If ROIC could, in its sole discretion, deliver cash or shares of ROIC common stock in exchange for the OP Units upon redemption, such OP Units are classified as permanent equity and presented in the equity section of the balance sheet. As of December 31, 2016, all outstanding OP Units are classified as permanent equity. See Note 9 for further discussion.

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

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements and notes to conform to the current year presentation. See Note 5.

2.  Real Estate Investments

The following real estate investment transactions occurred during the years ended December 31, 2016 and 2015.

Property Acquisitions in 2016

Business Combinations

Prior to the adoption of ASU 2017-1 on October 1, 2016, the Company accounted for its real estate property acquisitions as business combinations. In each of the following acquisitions, the Company allocated the total consideration for each acquisition to the individual assets and liabilities acquired based on its fair value. All transaction costs incurred in these acquisitions were expensed.

On March 10, 2016, the Company acquired a two-property portfolio for an adjusted purchase price of approximately $64.3 million. The first property known as Magnolia Shopping Center, located in Santa Barbara, California, is approximately 116,000 square feet and is anchored by Kroger (Ralph’s) Supermarket. The second property, known as Casitas Plaza Shopping Center, located in

Carpinteria, California, within Santa Barbara County, is approximately 97,000 square feet and is anchored by Albertson’s Supermarket and CVS Pharmacy. The acquisitions were funded through the issuance of 2,434,833 OP Units with a fair value of approximately $46.1 million, the assumption of $9.3 million and $7.6 million in mortgage loans on Magnolia Shopping Center and Casitas Plaza Shopping Center, respectively, and available cash from operations.

On April 28, 2016, the Company acquired the property known as Bouquet Center located in Santa Clarita, California, within the Los Angeles metropolitan area, for a purchase price of approximately $59.0 million. Bouquet Center is approximately 149,000 square feet and is anchored by Safeway (Vons) Supermarket, CVS Pharmacy and Ross Dress For Less. The property was acquired with borrowings under the Company’s unsecured revolving credit facility, proceeds from the ATM program and available cash from operations.

On June 1, 2016, the Company acquired the property known as North Ranch Shopping Center located in Westlake Village, California, within the Los Angeles metropolitan area, for a purchase price of approximately $122.8 million. North Ranch Shopping Center is approximately 147,000 square feet and is anchored by Kroger (Ralph’s) Supermarket, Trader Joe’s, Rite Aid Pharmacy and Petco. The property was acquired with borrowings under the Company’s unsecured revolving credit facility, proceeds from the ATM program and available cash from operations.

On July 14, 2016, the Company acquired the property known as Monterey Center, located in downtown Monterey, California, for a purchase price of approximately $12.1 million. Monterey Center is approximately 26,000 square feet and is anchored by Trader Joe’s and Pharmaca Pharmacy. The property was acquired with available cash from operations.

On September 15, 2016, the Company acquired the property known as Rose City Center located in Portland, Oregon, for a purchase price of approximately $12.8 million. Rose City Center is approximately 61,000 square feet and is anchored by Safeway Supermarket. The property was acquired with borrowings under the Company’s unsecured revolving credit facility and available cash from operations.

Asset Acquisitions

Subsequent to the adoption of ASU 2017-1, the Company evaluated its real estate property acquisitions under the new framework for determining whether a real estate property acquisition meets the definition of a business. The Company evaluated each of the following acquisitions and determined that substantially all of the fair value related to each acquisition was concentrated in a single identifiable asset. In each of these acquisitions, the Company allocated the total consideration for each acquisition to the individual assets and liabilities acquired on a relative fair value basis. All transaction costs incurred in these acquisitions were capitalized.

On October 3, 2016, the Company acquired the property known as Trader Joe’s at the Knolls, located in Long Beach, California, within the Los Angeles metropolitan area, for a purchase price of approximately $29.1 million. Trader Joe’s at the Knolls is approximately 52,000 square feet and is anchored by Trader Joe’s. The property was acquired with borrowings under the Company’s unsecured revolving credit facility.

On October 17, 2016, the Company acquired the property known as Bridle Trails Shopping Center, located in Kirkland, Washington, within the Seattle metropolitan area, for a purchase price of approximately $32.8 million. Bridle Trails Shopping Center is approximately 104,000 square feet and is anchored by Unified (Red Apple) Supermarket and Bartell Drugs. The property was acquired with borrowings under the Company’s unsecured revolving credit facility.

On December 6, 2016, the Company acquired the property known as Torrey Hills Corporate Center, located in San Diego, California, for a purchase price of approximately $9.9 million. Torrey Hills Corporate Center is a 24,000 square foot office building and will be the Company’s new corporate headquarters in 2017. The property was acquired with borrowings under the Company’s unsecured revolving credit facility.

Property Acquisitions in 2015

Business Combinations

During the year ended December 31, 2015, the Company acquired 12 properties throughout the west coast with a total of approximately 1.3 million square feet for a net adjusted purchase price of approximately $483.0 million

Any reference to square footage or occupancy is unaudited and outside the scope of our independent registered public accounting firm’s audit of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the years ended December 31, 2016 and 2015 (in thousands).

	December 31, 2016	December 31, 2015
Assets
Land	$92,518	$123,176
Building and improvements	262,571	362,147
Acquired lease intangible asset	19,321	26,507
Deferred charges	6,830	8,612
Assets acquired	$381,240	$520,442
Liabilities
Mortgage notes assumed	$17,618	$—
Acquired lease intangible liability	32,615	37,480
Liabilities assumed	$50,233	$37,480

Pro Forma Financial Information

The pro forma financial information is based upon the Company’s historical consolidated statements of operations for the years ended December 31, 2016 and 2015, adjusted to give effect to the above completed business combination transactions as if they occurred on January 1, 2015. The pro forma financial information set forth below is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as if they occurred on January 1 of each year, nor does it purport to represent the results of future operations. The below pro forma financial information does not include asset acquisitions that occurred during the three months ended December 31, 2016 (in thousands).

	Year Ended December 31,
	2016	2015
Statement of operations:
Revenues	$245,116	$235,199
Net income attributable to Retail Opportunity Investments Corp.	$33,169	$26,763

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2016 for the properties acquired during the year ended December 31, 2016 (in thousands).

Year Ended December 31, 2016
Statement of operations:
Revenues	$15,230
Net income attributable to Retail Opportunity Investments Corp.	$2,513

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2015 for the properties acquired during the year ended December 31, 2015 (in thousands).

Year Ended December 31, 2015
Statement of operations:
Revenues	$12,706
Net income attributable to Retail Opportunity Investments Corp.	$2,849

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

The Company did not have any property dispositions during the years ended December 31, 2016 and 2015.

3.  Acquired Lease Intangibles

Intangible assets and liabilities as of December 31, 2016 and 2015 consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Assets:
In-place leases	$93,952	$79,996
Accumulated amortization	(33,034)	(28,535)
Above-market leases	30,251	25,575
Accumulated amortization	(11,964)	(10,094)
Acquired lease intangible assets, net	$79,205	$66,942
Liabilities:
Below-market leases	$190,321	$155,169
Accumulated amortization	(35,363)	(30,308)
Acquired lease intangible liabilities, net	$154,958	$124,861

For the years ended December 31, 2016, 2015 and 2014, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities for above and below market leases was $13.8 million, $9.9 million and $6.9 million, respectively, which amounts are included in base rents in the accompanying consolidated statements of operations and comprehensive income.  For the years ended December 31, 2016, 2015 and 2014, the net amortization of in-place leases was $15.6 million, $13.2 million and $12.5 million, respectively, which amounts are included in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive income.

The scheduled future amortization of acquired lease intangible assets as of December 31, 2016 is as follows (in thousands):

Year Ending December 31:
2017	$15,068
2018	11,406
2019	7,557
2020	6,083
2021	4,988
Thereafter	34,103
Total future amortization of acquired lease intangible assets	$79,205

The scheduled future amortization of acquired lease intangible liabilities as of December 31, 2016 is as follows (in thousands):

Year Ending December 31:
2017	$14,269
2018	13,375
2019	12,714
2020	11,546
2021	10,416
Thereafter	92,638
Total future amortization of acquired lease intangible liabilities	$154,958

4.  Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of December 31, 2016 are summarized as follows (in thousands):

Year Ending December 31:
2017	$166,181
2018	146,496
2019	125,052
2020	105,841
2021	85,752
Thereafter	376,228
Total minimum lease payments	$1,005,550

5.  Mortgage Notes Payable, Credit Facility and Senior Notes

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

The mortgage notes payable collateralized by respective properties and assignment of leases at December 31, 2016 and December 31, 2015, respectively, were as follows (in thousands, except interest rates):

Property	Maturity Date	Interest Rate	December 31, 2016	December 31, 2015
Gateway Village III	July 2016	6.10%	$—	$7,166
Bernardo Heights Plaza	July 2017	5.70%	8,216	8,404
Santa Teresa Village	February 2018	6.20%	10,383	10,613
Magnolia Shopping Center	October 2018	5.50%	9,135	—
Casitas Plaza Shopping Center	June 2022	5.32%	7,449	—
Diamond Hills Plaza	October 2025	3.55%	35,500	35,500
			$70,683	$61,683
Mortgage premiums			1,037	922
Net unamortized deferred financing costs			(417)	(449)
Total mortgage notes payable			$71,303	$62,156

The combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2017	$8,099	$689	$592	$9,380
2018	18,900	336	204	19,440
2019	—	157	70	227
2020	—	166	70	236
2021	—	282	70	352
Thereafter	39,372	2,682	31	42,085
Total	$66,371	$4,312	$1,037	$71,720

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	December 31, 2016	December 31, 2015
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(809)	(1,198)
Term loan:	$299,191	$298,802

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	December 31, 2016	December 31, 2015
Credit facility	$98,000	$135,500
Net unamortized deferred financing costs	(2,346)	(3,472)
Credit facility:	$95,654	$132,028

The Operating Partnership has an unsecured revolving credit facility with several banks which provides for borrowings of up to $500.0 million. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the facility amount up to an aggregate of $1.0 billion, subject to lender consents and other conditions. The maturity date of the credit facility is January 31, 2019, subject to a further one-year extension option, which may be exercised by the Operating Partnership upon satisfaction of certain conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-).

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility are subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2016.

As of December 31, 2016, $300.0 million and $98.0 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the year ended December 31, 2016 were 1.6% and 1.5%, respectively. The Company had no available borrowings under the term loan at December 31, 2016. The Company had $402.0 million available to borrow under the credit facility at December 31, 2016.

Senior Notes Due 2026

The carrying value of the Company’s Senior Notes Due 2026 is as follows (in thousands):

	December 31, 2016	December 31, 2015
Principal amount	$200,000	$—
Net unamortized deferred financing costs	(273)	—
Senior Notes Due 2026:	$199,727	$—

On July 26, 2016, the Operating Partnership entered into a Note Purchase Agreement, as amended, which provided for the issuance of $200.0 million principal amount of 3.95% Senior Notes Due 2026 (the “Senior Notes Due 2026”) in a private placement effective September 22, 2016. The Senior Notes Due 2026 pay interest on March 22 and September 22 of each year, commencing on March 22, 2017, and mature on September 22, 2026, unless prepaid earlier by the Operating Partnership. The Operating Partnership’s performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC. The net proceeds were used to reduce borrowings under the credit facility. The interest expense recognized on the Senior Notes Due 2026 during the year ended December 31, 2016 included approximately $2.2 million for the contractual coupon interest.

In connection with the issuance of the Senior Notes Due 2026, the Company incurred approximately $280,000 of deferred financing costs which are being amortized over the term of the Senior Notes Due 2026.

Senior Notes Due 2024

The carrying value of the Company’s Senior Notes Due 2024 is as follows (in thousands):

	December 31, 2016	December 31, 2015
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,891)	(3,191)
Net unamortized deferred financing costs	(1,755)	(1,976)
Senior Notes Due 2024:	$245,354	$244,833

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2024 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2024 during the year ended December 31, 2016 includes $10.0 million and approximately $300,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the year ended December 31, 2015 includes $10.0 million and approximately $288,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2024 offering, the Company incurred approximately $2.2 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2024.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes Due 2023 is as follows (in thousands):

	December 31, 2016	December 31, 2015
Principal amount	$250,000	$250,000
Unamortized debt discount	(3,119)	(3,482)
Net unamortized deferred financing costs	(1,830)	(2,092)
Senior Notes Due 2023:	$245,051	$244,426

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2023 during the year ended December 31, 2016 includes approximately $12.5 million and approximately $363,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

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

6.  Preferred Stock of ROIC

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of December 31, 2016 and 2015, there were no shares of preferred stock outstanding.

7.  Common Stock and Warrants of ROIC

Equity Issuance

On July 12, 2016, ROIC issued 6,555,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $133.0 million, after deducting the underwriters’ discounts and commissions and offering expenses. The net proceeds were used to reduce borrowings under the Operating Partnership’s $500.0 million unsecured revolving credit facility.

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

ATM

On September 19, 2014, ROIC entered into four separate Sales Agreements (the “Original Sales Agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., MLV & Co. LLC and Raymond James & Associates, Inc. (each individually, an “Original Agent” and collectively, the “Original Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Original Agents either as agents or principals. On May 23, 2016, ROIC entered into two additional sales agreements (the “Additional Sales Agreements”, and together with the Original Sales Agreements, the “Sales Agreements”) with each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated (the “Additional Agents”, and together with the Original Agents, the “Agents”) pursuant to which the Company may sell shares of ROIC’s common stock through the Additional Agents either as agents or principals. In addition, on May 19, 2016, the Company terminated the Original Sales Agreement with MLV & Co. LLC.

During the year ended December 31, 2016, ROIC sold a total of 2,202,254 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $45.6 million and commissions of approximately $584,000 paid to the Agents. During the year ended December 31, 2015, ROIC sold a total of 544,567 shares under the Sales Agreements, which resulted in gross proceeds of approximately $9.9 million and commissions of approximately $149,000 paid to the Agents.

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

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. Through the year ended December 31, 2016, the Company has not repurchased any shares of common stock under this program.

8.  Stock Compensation and Other Benefit Plans for ROIC

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

Restricted Stock

During the year ended December 31, 2016, ROIC awarded 350,614 shares of restricted common stock under the 2009 Plan, of which 121,150 shares are performance-based grants and the remainder of the shares are time based grants.  The performance-based grants vest based on pre-defined market-specific performance criteria with a vesting date on January 1, 2019.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2016, and changes during the year ended December 31, 2016 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	627,471	$14.39
Granted	350,614	$17.33
Vested	(310,295)	$13.99
Forfeited	(7,332)	$17.62
Non-vested at December 31, 2016	660,458	$16.10

As of December 31, 2016, there remained a total of $5.0 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.7 years (irrespective of achievement of the performance conditions). The total fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $5.6 million, $4.6 million and $2.9 million, respectively.

Stock Based Compensation Expense

For the years ended December 31, 2016, 2015 and 2014, the amounts charged to expense for all stock based compensation totaled approximately $4.9 million, $4.7 million and $3.7 million, respectively.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Code.  Under the 401K Plan, the Company made matching contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $76,000, $31,000 and $25,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

9. Capital of the Operating Partnership

As of December 31, 2016, the Operating Partnership had 120,969,823 OP Units outstanding. ROIC owned an approximate 90.3% interest in the Operating Partnership at December 31, 2016, or 109,301,762 OP Units. The remaining 11,668,061 OP Units are owned by other limited partners. A share of ROIC’s common stock and the OP Units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of December 31, 2016, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the year ended December 31, 2015, in connection with the acquisition of Bellevue Marketplace, the property formerly known as Sternco Shopping Center, the Operating Partnership issued 1,946,483 OP Units whereby the Operating Partnership was required to deliver cash in exchange for the OP Units upon redemption if such OP Units were redeemed on or before January 31, 2016 (“Redeemable OP Units”). These Redeemable OP Units were previously classified as mezzanine equity as of December 31, 2015 because, as of such date, ROIC could be required to deliver cash upon the redemption of such OP Units. During the year ended December 31, 2016, the Company received notices of redemption for 1,828,825 Redeemable OP Units. The Company redeemed the OP Units in cash at a price of $17.30, in accordance with the Third Amendment to the Second Amended and Restated Agreement of Limited Partnership, as amended, of the Operating Partnership, and accordingly, a total of approximately $31.6 million was paid to the holders of the respective Redeemable OP Units. The remaining 117,658 Redeemable OP Units are treated as permanent equity as ROIC now has the option, in its sole discretion, to settle the redemption of the OP Units in cash or unregistered shares of ROIC common stock.

During the year ended December 31, 2016, ROIC received notices of redemption for a total of 1,133,550 OP Units (excluding Redeemable OP Units, described above). ROIC elected to redeem 755,762 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 755,762 shares of ROIC common stock were issued. ROIC elected to redeem the remaining 377,788 OP Units in cash.

The redemption value of the OP Units owned by the limited partners as of December 31, 2016, not including ROIC, had such units been redeemed at December 31, 2016, was approximately $242.2 million, calculated based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding December 31, 2016, which amounted to $20.76 per share.

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

10.  Fair Value of Financial Instruments

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and revolving credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2026 at December 31, 2016 is approximately $191.2 million, calculated using significant inputs which are not observable in the market. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2024 at December 31, 2016 is approximately $238.8 million. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 at December 31, 2016 is approximately $255.3 million. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $35.9 million with an interest rate range of 3.6% to 4.7% and a weighted average interest rate of 3.9% as of December 31, 2016. Mortgage notes payable originated by the Company are estimated to have a fair value of approximately $32.6 million with an interest rate of 4.7% as of December 31, 2016. These fair value measurements fall within level 3 of the fair value hierarchy.

11.  Derivative and Hedging Activities

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

The following is a summary of the terms of the Company’s interest rate swaps as of December 31, 2016 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2016:
Assets
Derivative financial instruments	$—	$875	$—	$875

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $2.0 million will be reclassified as an increase to interest expense related to the Company’s two outstanding swap arrangements and it’s previously cash-settled swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2016 and 2015, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	December 31, 2016 Fair Value	December 31, 2015 Fair Value
Interest rate products	Other assets	$875	$—

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2016, 2015, and 2014, respectively (in thousands).  Amounts reclassified from other comprehensive income (“OCI”) due to ineffectiveness are recognized as interest expense.

	Year Ended December 31,
	2016	2015	2014
Amount of gain (loss) recognized in OCI on derivatives	$541	$—	$(3,132)
Amount of loss reclassified from accumulated OCI into interest	$2,473	$2,139	$3,219

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

The Company has signed several ground leases for certain properties. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets. Rent expense, for both ground leases and corporate office storage space, was approximately $831,000, $1.2 million, and $1.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The following table represents the Company’s future minimum annual lease payments under operating leases as of December 31, 2016 (in thousands):

Operating Leases
2017	$1,222
2018	1,260
2019	1,265
2020	1,273
2021	1,282
Thereafter	36,651
Total minimum lease payments	$42,953

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

13.  Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space.  For the years ended December 31, 2016, 2015, and 2014, the Company incurred approximately $46,000, $42,000 and $37,000, respectively, of expenses relating to the agreements which were included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.

14.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 for ROIC are as follows (in thousands, except share data):

	Year Ended December 31, 2016
	March 31	June 30	September 30	December 31
Total revenues	$56,094	$58,671	$59,354	$63,070
Net income	$8,925	$8,638	$8,215	$10,652
Net income attributable to ROIC	$8,027	$7,704	$7,402	$9,621
Basic and diluted income per share	$0.08	$0.08	$0.07	$0.09

	Year Ended December 31, 2015
	March 31	June 30	September 30	December 31
Total revenues	$45,122	$46,215	$50,077	$51,285
Net income	$4,376	$5,411	$7,837	$7,468
Net income attributable to ROIC	$4,200	$5,201	$7,542	$6,921
Basic and diluted income per share	$0.04	$0.05	$0.08	$0.07

The unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 for the Operating Partnership are as follows (in thousands, except unit data):

	Year Ended December 31, 2016
	March 31	June 30	September 30	December 31
Total revenues	$56,094	$58,671	$59,354	$63,070
Net income attributable to the Operating Partnership	$8,925	$8,638	$8,215	$10,652
Basic and diluted income per unit	$0.08	$0.08	$0.07	$0.09

	Year Ended December 31, 2015
	March 31	June 30	September 30	December 31
Total revenues	$45,122	$46,215	$50,077	$51,285
Net income attributable to the Operating Partnership	$4,376	$5,411	$7,837	$7,468
Basic and diluted income per unit	$0.04	$0.05	$0.08	$0.07

15.  Subsequent Events

During the month ended January 31, 2017, the Company received notices of redemption for a total of 105,000 OP Units. ROIC elected to redeem the OP Units for shares of ROIC common stock on a 1-for-one basis, and accordingly, 105,000 shares of ROIC common stock were issued.

On January 25, 2017, the Company acquired the property known as PCC Natural Markets Plaza in Edmonds, Washington within the Seattle metropolitan area, for a purchase price of approximately $8.6 million. PCC Natural Markets Plaza is approximately 34,000 square feet and is anchored by PCC Natural Markets. The property was acquired with available cash from operations.

On February 22, 2017, the Company’s board of directors declared a cash dividend on its common stock of $0.1875 per share, payable on March 30, 2017 to holders of record on March 16, 2017.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition
Paramount Plaza, CA	$—	$6,347	$10,274	$268	$1,396	$6,615	$11,670	$18,285	$2,497	12/22/2009
Santa Ana Downtown Plaza, CA	—	7,895	9,890	—	2,019	7,895	11,909	19,804	2,392	1/26/2010
Meridian Valley Plaza, WA	—	1,881	4,795	—	1,416	1,881	6,211	8,092	1,081	2/1/2010
The Market at Lake Stevens, WA	—	3,087	12,397	—	361	3,087	12,758	15,845	2,592	3/16/2010
Norwood Shopping Center, CA	—	3,031	11,534	122	1,560	3,153	13,094	16,247	2,574	4/5/2010
Pleasant Hill Marketplace, CA	—	6,359	6,927	—	638	6,359	7,565	13,924	1,676	4/8/2010
Vancouver Market Center, WA	—	4,080	6,912	—	1,852	4,080	8,764	12,844	1,486	6/17/2010
Happy Valley Town Center, OR	—	11,678	27,011	—	1,906	11,678	28,917	40,595	5,850	7/14/2010
Cascade Summit, OR	—	8,853	7,732	—	311	8,853	8,043	16,896	1,953	8/20/2010
Heritage Market Center, WA	—	6,595	17,399	—	349	6,595	17,748	24,343	3,345	9/23/2010
Claremont Center, CA	—	5,975	1,019	183	4,604	6,158	5,623	11,781	2,025	9/23/2010
Shops At Sycamore Creek, CA	—	3,747	11,584	—	630	3,747	12,214	15,961	2,732	9/30/2010
Gateway Village, CA	—	5,917	27,298	—	654	5,917	27,952	33,869	4,885	12/16/2010
Division Crossing, OR	—	3,706	8,327	—	5,780	3,706	14,107	17,813	2,662	12/22/2010
Halsey Crossing, OR (2)	—	—	7,773	—	3,069	—	10,842	10,842	1,681	12/22/2010
Marketplace Del Rio,CA	—	13,420	22,251	9	2,027	13,429	24,278	37,707	4,658	1/3/2011
Pinole Vista, CA	—	12,894	30,670	—	1,770	12,894	32,440	45,334	4,301	1/6/2011
Desert Spring Marketplace, CA	—	8,517	18,761	443	5,047	8,960	23,808	32,768	4,004	2/17/2011
Mills Shopping Center, CA	—	4,084	16,833	—	10,297	4,084	27,130	31,214	4,945	2/17/2011
Morada Ranch, CA	—	2,504	19,547	—	512	2,504	20,059	22,563	3,709	5/20/2011
Renaissance, CA	—	8,640	13,848	—	685	8,640	14,533	23,173	2,385	8/3/2011
Country Club Gate, CA	—	6,487	17,341	—	1,065	6,487	18,406	24,893	3,135	7/8/2011
Canyon Park, WA	—	9,352	15,916	—	8,784	9,352	24,700	34,052	3,160	7/29/2011
Hawks Prairie, WA	—	5,334	20,694	—	1,613	5,334	22,307	27,641	3,311	9/8/2011
Kress Building, WA	—	5,693	20,866	—	4,679	5,693	25,545	31,238	4,311	9/30/2011
Round Hill Square, CA	—	6,358	17,734	—	903	6,358	18,637	24,995	3,226	8/23/2011
Hillsboro, OR (2)	—	—	17,553	—	778	—	18,331	18,331	3,097	11/23/2011
Gateway Shopping Center, WA (2)	—	6,242	23,462	—	(11)	6,242	23,451	29,693	3,341	2/16/2012
Euclid Plaza, CA	—	7,407	7,753	—	2,938	7,407	10,691	18,098	2,034	3/28/2012
Green Valley, CA	—	1,685	8,999	—	703	1,685	9,702	11,387	1,646	4/2/2012
Aurora Square, WA	—	3,002	1,693	—	(34)	3,002	1,659	4,661	385	5/3/2012

Marlin Cove, CA	—	8,815	6,797	—	1,663	8,815	8,460	17,275	1,525	5/4/2012
Seabridge, CA	—	5,098	17,164	—	1,290	5,098	18,454	23,552	2,995	5/31/2012
Novato, CA	—	5,329	4,412	—	1,102	5,329	5,514	10,843	708	7/24/2012
Glendora, CA	—	5,847	8,758	—	131	5,847	8,889	14,736	1,445	8/1/2012
Wilsonville, WA	—	4,181	15,394	—	408	4,181	15,802	19,983	2,159	8/1/2012
Bay Plaza, CA	—	5,454	14,857	—	1,230	5,454	16,087	21,541	2,288	10/5/2012
Santa Theresa, CA	10,383	14,965	17,162	—	4,267	14,965	21,429	36,394	2,882	11/8/2012
Cypress West, CA	—	15,480	11,819	20	1,993	15,500	13,812	29,312	2,064	12/7/2012
Redondo Beach, CA	—	16,242	13,625	20	11	16,262	13,636	29,898	1,762	12/28/2012
Harbor Place, CA	—	16,506	10,527	—	342	16,506	10,869	27,375	1,314	12/28/2012
Diamond Bar Town Center, CA	—	9,540	16,795	—	3,546	9,540	20,341	29,881	2,870	2/1/2013
Bernardo Heights, CA	8,217	3,192	8,940	—	726	3,192	9,666	12,858	1,198	2/6/2013
Canyon Crossing, WA	—	7,941	24,659	—	2,756	7,941	27,415	35,356	3,575	4/15/2013
Diamond Hills, CA	35,500	15,458	29,353	—	384	15,458	29,737	45,195	3,676	4/22/2013
Granada Shopping Center, CA	—	3,673	13,459	—	392	3,673	13,851	17,524	1,637	6/27/2013
Hawthorne Crossings, CA	—	10,383	29,277	—	558	10,383	29,835	40,218	3,374	6/27/2013
Robinwood, CA	—	3,997	11,317	—	687	3,997	12,004	16,001	1,360	8/23/2013
Five Points Plaza, CA	—	18,420	36,965	—	3,571	18,420	40,536	58,956	3,805	9/27/2013
Crossroads Shopping Center, CA	—	68,366	67,756	—	7,886	68,366	75,642	144,008	8,525	9/27/2013
Peninsula Marketplace, CA	—	14,730	19,214	—	1,884	14,730	21,098	35,828	2,008	11/1/2013
Country Club Village, CA	—	9,986	26,579	—	1,896	9,986	28,475	38,461	3,113	11/26/2013
Plaza de la Canada, CA (2)	—	10,351	24,819	—	320	10,351	25,139	35,490	2,297	12/13/2013
Tigard Marketplace, CA	—	13,587	9,603	—	524	13,587	10,127	23,714	1,235	2/18/2014
Creekside Plaza, CA	—	14,807	29,476	—	154	14,807	29,630	44,437	2,961	2/28/2014
North Park Plaza, CA	—	13,593	17,733	—	507	13,593	18,240	31,833	1,376	4/30/2014
Aurora Square II, WA	—	6,862	9,798	—	73	6,862	9,871	16,733	936	5/22/2014
Fallbrook Shopping Center (2)	—	21,232	186,197	83	6,080	21,315	192,277	213,592	14,890	6/13/2014
Moorpark Town Center, CA	—	7,063	19,694	—	1,565	7,063	21,259	28,322	1,709	12/4/2014
Mission Foothill Marketplace, CA	—	11,415	17,783	—	248	11,415	18,031	29,446	1,292	12/4/2014
Wilsonville Town Center, OR	—	10,334	27,101	—	211	10,334	27,312	37,646	1,852	12/11/2014
Park Oaks Shopping Center, CA	—	8,527	38,064	—	505	8,527	38,569	47,096	2,387	1/6/2016
Ontario Plaza, CA	—	9,825	26,635	—	1,025	9,825	27,660	37,485	1,792	1/6/2015
Winston Manor, CA	—	10,018	9,762	—	1,664	10,018	11,426	21,444	799	1/7/2015
Jackson Square, CA	—	6,886	24,558	—	251	6,886	24,809	31,695	1,206	7/1/2015
Tigard Promenade, OR	—	9,844	10,843	—	3	9,844	10,846	20,690	474	7/28/2015
Sunnyside Village Square, OR	—	4,428	13,324	—	634	4,428	13,958	18,386	673	7/28/2015
Gateway Centre, CA	—	16,275	28,308	—	487	16,275	28,795	45,070	1,179	9/1/2015
Johnson Creek, OR	—	9,009	22,534	—	994	9,009	23,528	32,537	901	11/9/2015
Iron Horse Plaza, CA	—	8,187	39,654	—	329	8,187	39,983	48,170	1,200	12/4/2015
Bellevue Marketplace, WA	—	10,488	39,119	—	97	10,488	39,216	49,704	1,306	12/10/2015

Four Corner Square, WA	—	9,926	31,415	—	177	9,926	31,592	41,518	1,084	12/21/2015
Warner Plaza Shopping Center, CA	—	16,104	60,188	—	4,443	16,104	64,631	80,735	1,741	12/31/2015
Magnolia Shopping Center, CA	9,135	12,501	27,040	—	836	12,501	27,876	40,377	712	3/10/2016
Casitas Plaza Shopping Center, CA	7,448	9,905	18,731	—	182	9,905	18,913	28,818	510	3/10/2016
Bouquet Center, CA	—	10,040	48,362	—	165	10,040	48,527	58,567	964	4/28/2016
North Ranch Shopping Center, CA	—	31,522	95,916	—	23	31,522	95,939	127,461	1,579	6/1/2016
Monterey Center, CA (2)	—	1,073	10,609	—	5	1,073	10,614	11,687	162	7/14/2016
Rose City Center, OR (2)	—	3,637	10,301	—	—	3,637	10,301	13,938	117	9/15/2016
Trader Joe’s at the Knolls, CA	—	9,722	18,299	8	34	9,730	18,333	28,063	140	10/3/2016
Bridle Trails Shopping Center, WA	—	11,529	20,700	4	169	11,533	20,869	32,402	168	10/17/2016
Torrey Hills Corporate Center, CA	—	1,976	7,902	—	—	1,976	7,902	9,878	17	12/6/2016
	$70,683	$765,039	$1,794,090	$1,160	$126,729	$766,199	$1,920,819	$2,687,018	$193,021

(a)	RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES (in thousands)

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period:	$2,296,617	$1,785,898	$1,372,434
Property improvements during the year	41,359	28,104	27,515
Properties acquired during the year	354,035	485,853	416,298
Properties sold during the year	—	—	(23,676)
Assets written off during the year	(4,993)	(3,238)	(6,673)
Balance at end of period:	$2,687,018	$2,296,617	$1,785,898

(b)	RECONCILIATION OF ACCUMULATED DEPRECIATION (in thousands)

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of period:	$134,311	$88,173	$57,500
Depreciation expenses	63,872	49,619	38,890
Properties sold during the year	—	—	(2,081)
Property assets fully depreciated and written off	(5,162)	(3,481)	(6,136)
Balance at end of period:	$193,021	$134,311	$88,173

(1)	Depreciation and investments in building and improvements reflected in the consolidated statement of operations is calculated over the estimated useful life of the assets as follows:

Building:  39-40 years
Property Improvements:  10-20 years

(2)	Property is subject to a ground lease.

(3)	The aggregate cost for Federal Income Tax Purposes for real estate was approximately $2.5 billion at December 31, 2016.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures (Retail Opportunity Investments Corp.)

ROIC maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, ROIC’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ROIC’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of ROIC’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of the end of the period covered by this report, ROIC’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to ROIC that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

During the year ended December 31, 2016, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures (Retail Opportunity Investments Partnership, LP)

The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Operating Partnership’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and its management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

During the year ended December 31, 2016, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Corp.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of ROIC’s management, including the Chief Executive Officer and Chief Financial Officer, ROIC conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 52 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Partnership, LP)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of ROIC, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2016.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2016.

Item 11.  Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2016.

Item 14.  Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2016.

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

3.4	Second Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 4, 2015 (17)

3.5	Third Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 10, 2015 (17)

3.6	Fourth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 31, 2015 (17)

3.7	Fifth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of March 10, 2016 (18)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Indenture, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Wells Fargo Bank, National Association, dated as of December 9, 2013 (10)

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

10.19
Term Loan Agreement, dated as of September 29, 2015, by and among Retail Opportunity Investments Partnership, LP, as the Borrower, Retail Opportunity Investments Corp., as the Parent Guarantor, certain subsidiaries of the Parent Guarantor identified therein, as the Subsidiary Guarantors, KeyBank National Association, as Administrative Agent, U.S. Bank National Association, as the Syndication Agent and the other lenders party thereto (16)

10.20
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 4, 2015 (17)

10.21	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of December 4, 2015 (17)

10.22
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 10, 2015 (17)

10.23	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of December 10, 2015 (17)

10.24
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partner identified therein, dated as of December 31, 2015 (17)

10.25	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holder named therein, dated as of December 31, 2015 (17)

10.26
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partner identified therein, dated as of March 10, 2016 (18)

10.27	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holder named therein, dated as of March 10, 2016 (18)

10.28
Sales Agreements, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated, each dated as of May 23, 2016 (19)

10.29
Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (20)

21.1*	List of Subsidiaries of Retail Opportunity Investments Corp.

23.1*	Consent of Ernst & Young LLP for Retail Opportunity Investments Corp.

23.2*	Consent of Ernst & Young LLP for Retail Opportunity Investments Partnership, LP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications pursuant to Section 1350

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema

101 CAL	XBRL Taxonomy Extension Calculation Database

101 DEF	Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase
________________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 26, 2009 (File No. 001-33479)

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 12, 2010 (File No. 001-33749)

(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 2, 2011

(4)	Incorporated by reference to the Company’s current report on Form 8-K, filed on June 23, 2011

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 5, 2012

(6)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 5, 2012

(7)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 30, 2012

(8)	Incorporated by reference to the Company’s current report on Form 8-K filed on January 2, 2013

(9)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013

(10)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 9, 2013

(11)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014

(12)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 24, 2014

(13)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 3, 2014

(14)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 17, 2014

(15)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 24, 2015

(16)	Incorporated by reference to the Company’s annual report on Form 10-Q for the fiscal quarter ended September 30, 2015, filed on October 29, 2015

(17)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 24, 2016

(18)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 16, 2016

(19)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 23, 2016

(20)	Incorporated by reference to the Company’s annual report on Form 10-Q for the fiscal quarter ended September 30, 2016 filed on October 26, 2016

*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: February 23, 2017	By: /s/ Stuart A. Tanz
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

Date: February 23, 2017	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 23, 2017	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 23, 2017	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 23, 2017	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 23, 2017	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 23, 2017	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 23, 2017	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 23, 2017	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 23, 2017	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 23, 2017	/s/ Eric S. Zorn
Eric S. Zorn
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner Registrant
Date: February 23, 2017	By: /s/ Stuart A. Tanz
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

Date: February 23, 2017	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 23, 2017	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 23, 2017	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 23, 2017	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 23, 2017	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 23, 2017	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 23, 2017	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 23, 2017	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 23, 2017	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 23, 2017	/s/ Eric S. Zorn
Eric S. Zorn
Director