Form 10-Q
period 2017-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2017-10-25
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 109,730,196 shares of common stock, par value $0.0001 per share, outstanding as of October 20, 2017.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2017 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of September 30, 2017, ROIC owned an approximate 90.3% partnership interest and other limited partners owned the remaining 9.7% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Real Estate Investments:
Land	$818,660	$766,199
Building and improvements	2,108,511	1,920,819
	2,927,171	2,687,018
Less: accumulated depreciation	241,269	193,021
Real Estate Investments, net	2,685,902	2,493,997
Cash and cash equivalents	10,073	13,125
Restricted cash	—	125
Tenant and other receivables, net	39,431	35,820
Deposits	5,550	—
Acquired lease intangible assets, net	79,300	79,205
Prepaid expenses	939	3,317
Deferred charges, net	35,075	34,753
Other assets	4,629	2,627
Total assets	$2,860,899	$2,662,969

LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,753	$299,191
Credit facility	313,737	95,654
Senior Notes Due 2026	199,745	199,727
Senior Notes Due 2024	245,753	245,354
Senior Notes Due 2023	245,533	245,051
Mortgage notes payable	62,265	71,303
Acquired lease intangible liabilities, net	159,815	154,958
Accounts payable and accrued expenses	30,169	18,294
Tenants’ security deposits	6,392	5,950
Other liabilities	12,224	11,922
Total liabilities	1,574,386	1,347,404

Commitments and contingencies	—	—

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 109,730,196 and 109,301,762 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	11	11
Additional paid-in capital	1,363,114	1,357,910
Accumulated dividends in excess of earnings	(200,221)	(165,951)
Accumulated other comprehensive loss	(621)	(3,729)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,162,283	1,188,241
Non-controlling interests	124,230	127,324
Total equity	1,286,513	1,315,565
Total liabilities and equity	$2,860,899	$2,662,969

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Base rents	$52,871	$45,429	$154,878	$134,929
Recoveries from tenants	14,210	13,271	43,100	37,642
Other income	885	654	2,528	1,548
Total revenues	67,966	59,354	200,506	174,119

Operating expenses
Property operating	9,702	8,053	28,630	23,761
Property taxes	7,086	6,594	21,801	18,302
Depreciation and amortization	24,627	23,102	71,330	65,856
General and administrative expenses	3,475	3,220	10,790	10,055
Acquisition transaction costs	—	179	4	613
Other expense / (income)	41	(10)	316	361
Total operating expenses	44,931	41,138	132,871	118,948

Operating income	23,035	18,216	67,635	55,171

Non-operating expenses
Interest expense and other finance expenses	(12,908)	(10,001)	(37,060)	(29,393)
Net income	10,127	8,215	30,575	25,778
Net income attributable to non-controlling interests	(978)	(813)	(2,947)	(2,645)
Net Income Attributable to Retail Opportunity Investments Corp.	$9,149	$7,402	$27,628	$23,133

Earnings per share - basic and diluted:	$0.08	$0.07	$0.25	$0.22

Dividends per common share	$0.1875	$0.1800	$0.5625	$0.5400

Comprehensive income:
Net income	$10,127	$8,215	$30,575	$25,778
Other comprehensive income
Unrealized swap derivative gain (loss) arising during the period	1,520	416	1,617	(402)
Reclassification adjustment for amortization of interest expense included in net income	439	628	1,491	1,861
Other comprehensive income	1,959	1,044	3,108	1,459
Comprehensive income	12,086	9,259	33,683	27,237
Comprehensive income attributable to non-controlling interests	(978)	(813)	(2,947)	(2,645)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$11,108	$8,446	$30,736	$24,592

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statement of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2016	109,301,762	$11	$1,357,910	$(165,951)	$(3,729)	$127,324	$1,315,565
Shares issued under the 2009 Plan	353,261	—	44	—	—	—	44
Repurchase of common stock	(74,331)	—	(1,571)	—	—	—	(1,571)
Cancellation of restricted stock	(999)	—	—	—	—	—	—
Stock based compensation expense	—	—	4,535	—	—	—	4,535
Issuance of OP Units to non-controlling interests	—	—	—	—	—	3,559	3,559
OP Unit redemption	150,503	—	3,202	—	—	(3,202)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(150)	(150)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(291)	—	—	291	—
Registration expenditures	—	—	(715)	—	—	—	(715)
Cash dividends ($0.5625 per share)	—	—	—	(61,722)	—	(6,539)	(68,261)
Dividends payable to officers	—	—	—	(176)	—	—	(176)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	27,628	—	—	27,628
Net income attributable to non-controlling interests	—	—	—	—	—	2,947	2,947
Other comprehensive income	—	—	—	—	3,108	—	3,108
Balance at September 30, 2017	109,730,196	$11	$1,363,114	$(200,221)	$(621)	$124,230	$1,286,513

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,575	$25,778
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,330	65,856
Amortization of deferred financing costs and mortgage premiums, net	1,614	1,558
Straight-line rent adjustment	(3,871)	(3,312)
Amortization of above and below market rent	(13,737)	(10,769)
Amortization relating to stock based compensation	4,535	3,650
Provisions for tenant credit losses	1,612	1,578
Other noncash interest expense	1,604	1,604
Change in operating assets and liabilities:
Restricted cash	125	31
Tenant and other receivables	(1,352)	(713)
Prepaid expenses	2,378	1,127
Accounts payable and accrued expenses	10,725	12,270
Other assets and liabilities, net	(2,204)	(149)
Net cash provided by operating activities	103,334	98,509

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(198,823)	(207,980)
Improvements to properties	(39,466)	(31,920)
Deposits on real estate acquisitions	(5,550)	(4,000)
Construction escrows and other	—	35
Net cash used in investing activities	(243,839)	(243,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(8,642)	(7,630)
Proceeds from draws on credit facility	246,000	242,500
Payments on credit facility	(27,000)	(370,000)
Proceeds from issuance of Senior Notes Due 2026	—	200,000
Proceeds on repayment of promissory note receivable	—	6,710
Redemption of OP Units	(150)	(38,820)
Distributions to OP Unitholders	(6,539)	(6,262)
Deferred financing and other costs	(2,466)	(71)
Proceeds from the sale of common stock	—	184,881
Registration expenditures	(365)	(6,983)
Dividends paid to common stockholders	(61,858)	(55,998)
Common shares issued under the 2009 Plan	44	—
Repurchase of common stock	(1,571)	(1,368)
Net cash provided by financing activities	137,453	146,959
Net increase (decrease) in cash and cash equivalents	(3,052)	1,603
Cash and cash equivalents at beginning of period	13,125	8,844
Cash and cash equivalents at end of period	$10,073	$10,447

Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions	$3,559	$46,140
Fair value of assumed mortgages upon acquisition	$—	$17,618
Intangible lease liabilities	$21,871	$26,631
Interest rate swap assets	$1,504	$—
Interest rate swap liabilities	$—	$145
Accrued real estate improvement costs	$1,107	$(726)
OP Unit redemption	$3,202	$12,982

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS
Real Estate Investments:
Land	$818,660	$766,199
Building and improvements	2,108,511	1,920,819
	2,927,171	2,687,018
Less: accumulated depreciation	241,269	193,021
Real Estate Investments, net	2,685,902	2,493,997
Cash and cash equivalents	10,073	13,125
Restricted cash	—	125
Tenant and other receivables, net	39,431	35,820
Deposits	5,550	—
Acquired lease intangible assets, net	79,300	79,205
Prepaid expenses	939	3,317
Deferred charges, net	35,075	34,753
Other assets	4,629	2,627
Total assets	$2,860,899	$2,662,969

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,753	$299,191
Credit facility	313,737	95,654
Senior Notes Due 2026	199,745	199,727
Senior Notes Due 2024	245,753	245,354
Senior Notes Due 2023	245,533	245,051
Mortgage notes payable	62,265	71,303
Acquired lease intangible liabilities, net	159,815	154,958
Accounts payable and accrued expenses	30,169	18,294
Tenants’ security deposits	6,392	5,950
Other liabilities	12,224	11,922
Total liabilities	1,574,386	1,347,404

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital (consists of general and limited partnership interests held by ROIC)	1,162,904	1,191,970
Limited partners’ capital (consists of limited partnership interests held by third parties)	124,230	127,324
Accumulated other comprehensive loss	(621)	(3,729)
Total capital	1,286,513	1,315,565
Total liabilities and capital	$2,860,899	$2,662,969

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Base rents	$52,871	$45,429	$154,878	$134,929
Recoveries from tenants	14,210	13,271	43,100	37,642
Other income	885	654	2,528	1,548
Total revenues	67,966	59,354	200,506	174,119

Operating expenses
Property operating	9,702	8,053	28,630	23,761
Property taxes	7,086	6,594	21,801	18,302
Depreciation and amortization	24,627	23,102	71,330	65,856
General and administrative expenses	3,475	3,220	10,790	10,055
Acquisition transaction costs	—	179	4	613
Other expense / (income)	41	(10)	316	361
Total operating expenses	44,931	41,138	132,871	118,948

Operating income	23,035	18,216	67,635	55,171

Non-operating expenses
Interest expense and other finance expenses	(12,908)	(10,001)	(37,060)	(29,393)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$10,127	$8,215	$30,575	$25,778

Earnings per unit - basic and diluted:	$0.08	$0.07	$0.25	$0.22

Distributions per unit	$0.1875	$0.1800	$0.5625	$0.5400

Comprehensive income:
Net income	$10,127	$8,215	$30,575	$25,778
Other comprehensive income
Unrealized swap derivative gain (loss) arising during the period	1,520	416	1,617	(402)
Reclassification adjustment for amortization of interest expense included in net income	439	628	1,491	1,861
Other comprehensive income	1,959	1,044	3,108	1,459
Comprehensive income	$12,086	$9,259	$33,683	$27,237

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statement of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive loss
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2016	11,668,061	$127,324	109,301,762	$1,191,970	$(3,729)	$1,315,565
OP units issued under the 2009 Plan	—	—	353,261	44	—	44
Repurchase of OP Units	—	—	(74,331)	(1,571)	—	(1,571)
Cancellation of restricted stock	—	—	(999)	—	—	—
Stock based compensation expense	—	—	—	4,535	—	4,535
Issuance of OP Units	168,497	3,559	—	—	—	3,559
Equity redemption of OP Units	(150,503)	(3,202)	150,503	3,202	—	—
Cash redemption of OP Units	(7,064)	(150)	—	—	—	(150)
Adjustment to non-controlling interests ownership in Operating Partnership	—	291	—	(291)	—	—
Registration expenditures	—	—	—	(715)	—	(715)
Cash distributions ($0.5625 per unit)	—	(6,539)	—	(61,722)	—	(68,261)
Dividends payable to officers	—	—	—	(176)	—	(176)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	2,947	—	27,628	—	30,575
Other comprehensive income	—	—	—	—	3,108	3,108
Balance at September 30, 2017	11,678,991	$124,230	109,730,196	$1,162,904	$(621)	$1,286,513

_________________________________

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,575	$25,778
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,330	65,856
Amortization of deferred financing costs and mortgage premiums, net	1,614	1,558
Straight-line rent adjustment	(3,871)	(3,312)
Amortization of above and below market rent	(13,737)	(10,769)
Amortization relating to stock based compensation	4,535	3,650
Provisions for tenant credit losses	1,612	1,578
Other noncash interest expense	1,604	1,604
Change in operating assets and liabilities:
Restricted cash	125	31
Tenant and other receivables	(1,352)	(713)
Prepaid expenses	2,378	1,127
Accounts payable and accrued expenses	10,725	12,270
Other assets and liabilities, net	(2,204)	(149)
Net cash provided by operating activities	103,334	98,509

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(198,823)	(207,980)
Improvements to properties	(39,466)	(31,920)
Deposits on real estate acquisitions	(5,550)	(4,000)
Construction escrows and other	—	35
Net cash used in investing activities	(243,839)	(243,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(8,642)	(7,630)
Proceeds from draws on credit facility	246,000	242,500
Payments on credit facility	(27,000)	(370,000)
Proceeds from issuance of Senior Notes Due 2026	—	200,000
Proceeds on repayment of promissory note receivable	—	6,710
Redemption of OP Units	(150)	(38,820)
Deferred financing and other costs	(2,466)	(71)
Proceeds from the issuance of OP Units in connection with sale of common stock	—	184,881
Registration expenditures	(365)	(6,983)
Distributions to Unitholders	(68,397)	(62,260)
Issuance of OP Units under the 2009 Plan	44	—
Repurchase of OP Units	(1,571)	(1,368)
Net cash provided by financing activities	137,453	146,959
Net increase (decrease) in cash and cash equivalents	(3,052)	1,603
Cash and cash equivalents at beginning of period	13,125	8,844
Cash and cash equivalents at end of period	$10,073	$10,447

Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions	$3,559	$46,140
Fair value of assumed mortgages upon acquisition	$—	$17,618
Intangible lease liabilities	$21,871	$26,631
Interest rate swap assets	$1,504	$—
Interest rate swap liabilities	$—	$145
Accrued real estate improvement costs	$1,107	$(726)
OP Unit redemption	$3,202	$12,982

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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities”. The pronouncement was issued to simplify the on-going assessment of hedge effectiveness and increase transparency related to hedge accounting. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU No. 2017-12 effective July 1, 2017 using the modified retrospective approach. The Company determined there is no impact to the Company’s historical results as a result of adoption of the new standard and therefore no adjustment to retained earnings from application of the ASU.
In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations: Clarifying the Definition of a Business”. The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU No. 2017-1 effective October 1, 2016. For the period from January 1, 2017 through September 30, 2017, the Company acquired six properties for which it was concluded substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business under ASU No. 2017-1. Acquisition transaction costs associated with these property acquisitions were capitalized to real estate investments.

In February 2016, the FASB issued ASU No. 2016-2, “Leases”. The pronouncement requires lessees to put most leases on their balance sheets but recognize expenses on their income statements. The guidance also eliminates real estate-specific provisions for all entities. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the provisions of ASU No. 2016-2 effective January 1, 2019 using the modified retrospective approach. ASU No. 2016-2 is expected to result in the recognition of a right-to-use asset and related liability to account for future obligations under ground lease agreements for which the Company is the lessee. As of September 30, 2017, the remaining contractual payments under ground lease agreements aggregated approximately $42.1 million. In addition, ASU No. 2016-2 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. The Company continues to evaluate the impact this pronouncement will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers”. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2017. The Company plans to adopt the provisions of ASU No. 2014-9 effective January 1, 2018 using the modified retrospective approach. Leases are specifically excluded from ASU No. 2014-9 and will be governed by the applicable lease codification; however, this update may have implications on certain variable payment terms included in lease agreements. The Company continues to evaluate the impact this pronouncement will have on the Company’s consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheet and modify the presentation of net income by requiring earnings and other comprehensive income (“OCI”) to be attributed to controlling and non-controlling interests.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2017, the statute of limitations for the tax years 2014 through and including 2016 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. During the nine months ended September 30, 2017 and 2016, capitalized costs related to the improvement or replacement of real estate properties were approximately $40.6 million and $31.2 million, respectively.

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

In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three months ended September 30, 2017 compared to approximately $179,000 during the three months ended September 30, 2016. The Company expensed approximately $4,000 and $613,000 during the nine months ended September 30, 2017 and 2016, respectively.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2017.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The provision for doubtful accounts at September 30, 2017 and December 31, 2016 was approximately $6.2 million and $5.2 million, respectively.

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

Deferred Leasing and Internal Capitalized Leasing Costs

Costs incurred in obtaining tenant leases (principally leasing commissions and acquired lease origination costs) are amortized ratably over the life of the tenant leases. The amortization of deferred leasing costs is included in Depreciation and amortization in the Consolidated Statements of Operations. The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the three months ended September 30, 2017 and 2016, the Company capitalized approximately $332,000 and $313,000, respectively. During the nine months ended September 30, 2017 and 2016, the Company capitalized approximately $902,000 and $931,000, respectively.

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

For the three and nine months ended September 30, 2017 and 2016, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards outstanding under the 2009 Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$10,127	$8,215	$30,575	$25,778
Less income attributable to non-controlling interests	(978)	(813)	(2,947)	(2,645)
Less earnings allocated to unvested shares	(80)	(67)	(239)	(204)
Net income available for common stockholders, basic	$9,069	$7,335	$27,389	$22,929
Numerator:
Net income	$10,127	$8,215	$30,575	$25,778
Less earnings allocated to unvested shares	(80)	(67)	(239)	(204)
Net income available for common stockholders, diluted	$10,047	$8,148	$30,336	$25,574
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	109,267,444	107,745,991	109,254,018	102,460,495
OP units	11,678,991	12,015,200	11,643,226	11,767,965
Restricted stock awards - performance-based	177,670	166,949	172,089	147,751
Stock options	127,078	145,609	131,282	132,936
Denominator for diluted EPS – weighted average common equivalent shares	121,251,183	120,073,749	121,200,615	114,509,147

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$10,127	$8,215	$30,575	$25,778
Less earnings allocated to unvested shares	(80)	(67)	(239)	(204)
Net income available to unitholders, basic and diluted	$10,047	$8,148	$30,336	$25,574
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	120,946,435	119,761,191	120,897,244	114,228,460
Restricted stock awards – performance-based	177,670	166,949	172,089	147,751
Stock options	127,078	145,609	131,282	132,936
Denominator for diluted earnings per unit – weighted average common equivalent units	121,251,183	120,073,749	121,200,615	114,509,147

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

2. Real Estate Investments

The following real estate investment transactions have occurred during the nine months ended September 30, 2017.

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

On May 9, 2017, the Company acquired the property known as Highland Hill, located in Tacoma, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $47.4 million. Highland Hill is approximately 164,000 square feet and is anchored by Safeway Supermarkets, LA Fitness, Dollar Tree and Petco. The property was acquired with borrowings under the credit facility.

On September 19, 2017, the Company acquired the property known as Monta Loma Plaza, located in Mountain View, California, within the San Francisco metropolitan area, for an adjusted purchase price of approximately $30.0 million. Monta Loma Plaza is approximately 48,000 square feet and is anchored by Safeway Supermarkets. The property was acquired with borrowings under the credit facility.

Any reference to the number of properties and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of its financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the nine months ended September 30, 2017 (in thousands).

September 30, 2017
ASSETS
Land	$49,277
Building and improvements	156,513
Acquired lease intangible assets	14,040
Deferred charges	4,423
Assets acquired	$224,253

LIABILITIES
Acquired lease intangible liabilities	$21,871
Liabilities assumed	$21,871

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the three and nine months ended September 30, 2017, for the properties acquired during the nine months ended September 30, 2017 (in thousands).

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Statement of operations:
Revenues	$3,491	$6,887
Net income attributable to Retail Opportunity Investments Corp.	$668	$1,561

3. Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of September 30, 2017 are summarized as follows (in thousands):

Minimum Rents
Remaining 2017	$45,829
2018	174,754
2019	153,999
2020	133,369
2021	112,106
Thereafter	486,397
Total minimum lease payments	$1,106,454

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

The mortgage notes payable collateralized by respective properties and assignment of leases at September 30, 2017 and December 31, 2016, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	September 30, 2017	December 31, 2016
Bernardo Heights Plaza	July 2017	5.70%	—	8,216
Santa Teresa Village	February 2018	6.20%	10,200	10,383
Magnolia Shopping Center	October 2018	5.50%	8,998	9,135
Casitas Plaza Shopping Center	June 2022	5.32%	7,343	7,449
Diamond Hills Plaza	October 2025	3.55%	35,500	35,500
			$62,041	$70,683
Mortgage premiums			570	1,037
Net unamortized deferred financing costs			(346)	(417)
Total mortgage notes payable			$62,265	$71,303

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	September 30, 2017	December 31, 2016
Term Loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,247)	(809)
Term Loan:	$298,753	$299,191

On September 29, 2015, the Company entered into a term loan agreement with KeyBank National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent and the other lenders party thereto, under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective September 8, 2017, the Company entered into a First Amended and Restated Term Loan Agreement (the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from January 31, 2019 to September 8, 2022, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	September 30, 2017	December 31, 2016
Credit Facility	$317,000	$98,000
Net unamortized deferred financing costs	(3,263)	(2,346)
Credit Facility:	$313,737	$95,654

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) pursuant to a credit agreement with several banks. Effective September 8, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility Agreement”) pursuant to which the borrowing capacity was increased from $500.0 million to $600.0 million. The maturity date of the credit facility was extended from January 31, 2019 to September 8, 2021, with two six month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the credit facility amount up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-).

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at September 30, 2017.

As of September 30, 2017, $300.0 million and $317.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three and nine months ended September 30, 2017 was 2.3% and 2.1%, respectively. The weighted average interest rate on the credit facility during the three and nine months ended September 30, 2017 was 2.2% and 2.1%, respectively. The Company had no available borrowings under the term loan at September 30, 2017. The Company had $283.0 million available to borrow under the credit facility at September 30, 2017.

Senior Notes Due 2026

The carrying value of the Company’s Senior Notes Due 2026 is as follows (in thousands):

	September 30, 2017	December 31, 2016
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(255)	(273)
Senior Notes Due 2026:	$199,745	$199,727

On July 26, 2016, the Operating Partnership entered into a Note Purchase Agreement (“NPA”) which provided for the issuance of $200.0 million principal amount of 3.95% Senior Notes Due 2026 (the “Senior Notes Due 2026”) in a private placement. The NPA was amended and restated September 22, 2016. The Senior Notes Due 2026 pay interest on March 22 and September 22 of each year, commencing on March 22, 2017, and mature on September 22, 2026, unless prepaid earlier by the Operating Partnership. Effective September 8, 2017, the Company entered into the First Amendment to the Amended Restated Note Purchase Agreement

pursuant to which certain covenants under the NPA were modified to conform to certain covenants under the Term Loan Agreement and the Credit Facility Agreement. The Operating Partnership’s performance of the obligations under the NPA, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC. The interest expense recognized on the Senior Notes Due 2026 during the three and nine months ended September 30, 2017 included approximately $2.0 million and $5.9 million for the contractual coupon interest, respectively.

In connection with the issuance of the Senior Notes Due 2026, the Company incurred approximately $283,000 of deferred financing costs which are being amortized over the term of the Senior Notes Due 2026.

Senior Notes Due 2024

The carrying value of the Company’s Senior Notes Due 2024 is as follows (in thousands):

	September 30, 2017	December 31, 2016
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,657)	(2,891)
Net unamortized deferred financing costs	(1,590)	(1,755)
Senior Notes Due 2024:	$245,753	$245,354

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2024 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2024 during the three months ended September 30, 2017 included $2.5 million and approximately $79,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the nine months ended September 30, 2017 included $7.5 million and approximately $233,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the three months ended September 30, 2016 included $2.5 million and approximately $75,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the nine months ended September 30, 2016 included $7.5 million and approximately $224,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2024 offering, the Company incurred approximately $2.2 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2024.

Senior Notes Due 2023

The carrying value of the Company’s Senior Notes Due 2023 is as follows (in thousands):

	September 30, 2017	December 31, 2016
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,835)	(3,119)
Net unamortized deferred financing costs	(1,632)	(1,830)
Senior Notes Due 2023:	$245,533	$245,051

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2023 during the three months ended September 30, 2017 included approximately $3.1 million and $96,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the nine months ended September 30, 2017 included approximately $9.4 million and $285,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the three months ended September 30, 2016 included approximately $3.1 million and $91,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the nine months ended September 30, 2016 included approximately $9.4 million and $270,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

5. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2017 and December 31, 2016, there were no shares of preferred stock outstanding.

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

During the nine months ended September 30, 2017, ROIC did not sell any shares under the Sales Agreements. Since the Original Sales Agreements were entered into through September 30, 2017, ROIC has sold a total of 2,746,821 shares under the Sales Agreements, which resulted in gross proceeds of approximately $55.5 million and commissions of approximately $733,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the nine months ended September 30, 2017, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the nine months ended September 30, 2017, ROIC awarded 419,394 shares of restricted common stock under the 2009 Plan, of which 149,475 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on pre-defined market-specific performance criteria with a vesting date on January 1, 2020.

A summary of the status of ROIC’s non-vested restricted stock awards as of September 30, 2017, and changes during the nine months ended September 30, 2017 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	660,458	$16.10
Granted	419,394	$19.58
Vested	(296,386)	$15.61
Forfeited	(999)	$18.02
Non-vested at September 30, 2017	782,467	$18.15

For the three months ended September 30, 2017 and 2016, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $1.7 million and $1.1 million, respectively. For the nine months ended September 30, 2017 and 2016, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $4.5 million and $3.6 million, respectively.

8. Capital of the Operating Partnership

As of September 30, 2017, the Operating Partnership had 121,409,187 OP Units outstanding. ROIC owned an approximate 90.3% partnership interest in the Operating Partnership at September 30, 2017, or 109,730,196 OP Units. The remaining 11,678,991 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of September 30, 2017, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the nine months ended September 30, 2017, ROIC received notices of redemption for a total of 157,567 OP Units. ROIC elected to redeem 150,503 of the OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 150,503 shares of ROIC common stock were issued. ROIC elected to redeem the remaining 7,064 OP Units in cash.

The redemption value of outstanding OP Units owned by the limited partners as of September 30, 2017, not including ROIC, had such units been redeemed at September 30, 2017, was approximately $224.0 million, calculated based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding September 30, 2017, which amounted to $19.18 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2026 at September 30, 2017 was approximately $192.8 million, calculated using significant inputs which are not observable in the market. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2024 at September 30, 2017 was approximately $248.5 million. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 at September 30, 2017 was approximately $261.9 million. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed and were estimated to have a fair value of approximately $27.0 million with an interest rate range of 4.1% to 4.7% and a weighted average interest rate of 4.2% as of September 30, 2017. Mortgage notes payable originated by the Company were estimated to have a fair value of approximately $33.1 million with an interest rate of 4.6% as of September 30, 2017. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of September 30, 2017 (in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date
Interest Rate Swap Agreements:
Bank of Montreal	$50,000	1/29/2016	1/31/2019
Regions Bank	$50,000	2/29/2016	1/31/2019
Forward Starting Interest Rate Swap Agreements:
Bank of Montreal	$100,000	12/29/2017	8/31/2022
US Bank	$100,000	12/29/2017	8/31/2022

The changes in the fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and will be subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of September 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2017:
Assets
Derivative financial instruments	$—	$2,379	$—	$2,379

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $1.6 million will be reclassified as a non-cash increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2017 and December 31, 2016, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	September 30, 2017 Fair Value	December 31, 2016 Fair Value
Interest rate products	Other assets	$2,379	$875

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amount of gain (loss) recognized in OCI on derivative	$1,520	$416	$1,617	$(402)
Amount of loss reclassified from accumulated OCI into interest	$439	$628	$1,491	$1,861

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

The following table represents the Company’s future minimum annual lease payments under operating leases as of September 30, 2017 (in thousands):

Operating Leases
Remaining 2017	$317
2018	1,273
2019	1,278
2020	1,286
2021	1,282
Thereafter	36,651
Total minimum lease payments	$42,087

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

11. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended September 30, 2017 and 2016, the Company incurred approximately $13,000 and $11,000, respectively, of expenses relating to the agreements. For the nine months ended September 30, 2017 and 2016, the Company incurred approximately $39,000 and $33,000, respectively, of expenses relating to the agreements. These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.

12. Subsequent Events

On October 11, 2017, the Company acquired the property known as Fullerton Crossroads, located in Fullerton, California, within Orange County, for a purchase price of approximately $64.0 million. Fullerton Crossroads is approximately 222,000 square feet and is anchored by Kroger (Ralph’s) Supermarket. The property was acquired through the issuance of 1,754,357 OP Units with a per unit price of $21.25 and the assumption of existing debt on the property of $26.0 million.

On October 11, 2017, the Company acquired the property known as Riverstone Marketplace, located in Vancouver, Washington, within the Portland metropolitan area, for a purchase price of approximately $32.5 million. Riverstone Marketplace is approximately 108,000 square feet and is anchored by Kroger (QFC) Supermarket. The property was acquired through the issuance of 651,073 OP Units with a per unit price of $21.25 and the assumption of existing debt on the property of $18.5 million.

On October 19, 2017, the Company acquired the property known as North Lynnwood Shopping Center, located in North Lynnwood, Washington, within the Seattle metropolitan area, for a purchase price of approximately $13.3 million. North Lynnwood Shopping Center is approximately 64,000 square feet and is anchored by Kroger (QFC) Supermarket. The property was acquired with borrowings under the credit facility.

On October 24, 2017, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.1875 per share and per OP Unit, payable on December 28, 2017 to holders of record on December 14, 2017.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of September 30, 2017, ROIC owned an approximate 90.3% partnership interest and other limited partners owned the remaining approximate 9.7% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of September 30, 2017, the Company’s portfolio consisted of 88 properties (87 retail and one office) totaling approximately 10.0 million square feet of gross leasable area (“GLA”). As of September 30, 2017, the Company’s portfolio was approximately 97.0% leased. During the nine months ended September 30, 2017, the Company leased or renewed a total of 962,000 square feet in its portfolio. The Company has committed approximately $9.7 million, or $32.32 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the nine months ended September 30, 2017. The Company has committed approximately $770,000, or $2.55 per square foot, in leasing commissions, for the new leases that occurred during the nine months ended September 30, 2017. The Company has committed approximately $231,000, or $0.35 per square foot, in tenant improvements, including building improvements, for the renewed leases that occurred during the nine months ended September 30, 2017. Leasing commission commitments for renewed leases were not material for the nine months ended September 30, 2017.

Subsequent Events

On October 11, 2017, the Company acquired the property known as Fullerton Crossroads, located in Fullerton, California, within Orange County, for a purchase price of approximately $64.0 million. Fullerton Crossroads is approximately 222,000 square feet and is anchored by Kroger (Ralph’s) Supermarket. The property was acquired through the issuance of 1,754,357 OP Units with a per unit price of $21.25 and the assumption of existing debt on the property of $26.0 million.

On October 11, 2017, the Company acquired the property known as Riverstone Marketplace, located in Vancouver, Washington, within the Portland metropolitan area, for a purchase price of approximately $32.5 million. Riverstone Marketplace is approximately 108,000 square feet and is anchored by Kroger (QFC) Supermarket. The property was acquired through the issuance of 651,073 OP Units with a per unit price of $21.25 and the assumption of existing debt on the property of $18.5 million.

On October 19, 2017, the Company acquired the property known as North Lynnwood Shopping Center, located in North Lynnwood, Washington, within the Seattle metropolitan area, for a purchase price of approximately $13.3 million. North Lynnwood Shopping Center is approximately 64,000 square feet and is anchored by Kroger (QFC) Supermarket. The property was acquired with borrowings under the credit facility.

On October 24, 2017, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.1875 per share and per OP Unit, payable on December 28, 2017 to holders of record on December 14, 2017.

Results of Operations

At September 30, 2017, the Company had 88 properties (87 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of September 30, 2017. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,
	2017	2016
Operating income per GAAP	$23,035	$18,216
Plus: Depreciation and amortization	24,627	23,102
General and administrative expenses	3,475	3,220
Acquisition transaction costs	—	179
Other expense / (income)	41	(10)
Total portfolio property operating income	$51,178	$44,707

The following comparison for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, makes reference to the effect of the same-center properties. Same-center properties, which totaled 76 of the Company’s 88 properties as of September 30, 2017, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for one shopping center that is currently under contract to be sold and is slated for new multi-family development.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2017 related to the 76 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2017 and 2016 and consolidated into the Company’s financial statements during such periods (in thousands).

	Three Months Ended September 30, 2017
	Same-Center	Non Same-Center	Total
Operating income per GAAP	$24,638	$(1,603)	$23,035
Plus: Depreciation and amortization	21,747	2,880	24,627
General and administrative expenses (1)	—	3,475	3,475
Acquisition transaction costs	—	—	—
Other expense (1)	—	41	41
Property operating income	$46,385	$4,793	$51,178
______________________

(1)
For illustration purposes, general and administrative expenses and other expense / (income) are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2016 related to the 76 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2017 and 2016 and consolidated into the Company’s financial statements during such periods (in thousands).

	Three Months Ended September 30, 2016
	Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP	$20,848	$(2,632)	$18,216
Plus: Depreciation and amortization	22,618	484	23,102
General and administrative expenses (1)	—	3,220	3,220
Acquisition transaction costs	13	166	179
Other expense / (income)(1)	—	(10)	(10)
Property operating income	$43,479	$1,228	$44,707
______________________

(1)
For illustration purposes, general and administrative expenses and other expense / (income) are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the three months ended September 30, 2017, the Company generated property operating income of approximately $51.2 million compared to property operating income of $44.7 million generated during the three months ended September 30, 2016. Property operating income increased by approximately $6.5 million during the three months ended September 30, 2017 primarily as a result of an increase in the number of properties owned by the Company in 2017 compared to 2016.  As of September 30, 2017, the Company owned 88 consolidated properties as compared to 79 properties at September 30, 2016. The newly acquired properties increased property operating income in the three months ended September 30, 2017 by approximately $3.6 million compared to the three months ended September 30, 2016. The property operating income for the 76 same-center properties increased approximately $2.9 million primarily due to increased rental revenue on same-center properties and recognition of intangible lease liabilities resulting from tenant terminations and expirations in the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended September 30, 2017 of approximately $24.6 million compared to $23.1 million incurred during the three months ended September 30, 2016. Depreciation and amortization expenses were higher in 2017 as a result of an increase in the number of properties owned by the Company in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $3.5 million during the three months ended September 30, 2017 compared to $3.2 million during the three months ended September 30, 2016.

Acquisition transaction costs

The Company did not expense any acquisition transaction costs during the three months ended September 30, 2017 compared to $179,000 expensed during the three months ended September 30, 2016. The Company adopted ASU No. 2017-1, effective October 1, 2016. It was concluded that substantially all of the fair value of assets acquired through the Company’s property acquisition during the three months ended September 30, 2017 were concentrated in a single identifiable asset and did not meet the definition of a business. Accordingly, the acquisition transaction costs associated with this property acquisition were capitalized to real estate investments.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended September 30, 2017 of approximately $12.9 million compared to approximately $10.0 million during the three months ended September 30, 2016. The increase of approximately $2.9 million was primarily due to increased borrowings and the incremental increase in cost due to the Senior Notes Due 2026 issued in September 2016.

Results of Operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the nine months ended September 30, 2017 and 2016 (in thousands).

	Nine Months Ended September 30,
	2017	2016
Operating income per GAAP	$67,635	$55,171
Plus: Depreciation and amortization	71,330	65,856
General and administrative expenses	10,790	10,055
Acquisition transaction costs	4	613
Other expense	316	361
Total portfolio property operating income	$150,075	$132,056

The following comparison for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, makes reference to the effect of the same-center properties. Same-center properties, which totaled 72 of the Company’s 88 properties as of September 30, 2017, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for one shopping center that is currently under contract to be sold and is slated for new multi-family development.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2017 related to the 72 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2017 and 2016 and consolidated into the Company’s financial statements during such periods (in thousands).

	Nine Months Ended September 30, 2017
	Same-Center	Non Same-Center	Total
Operating income per GAAP	$67,152	$483	$67,635
Plus: Depreciation and amortization	57,350	13,980	71,330
General and administrative expenses (1)	—	10,790	10,790
Acquisition transaction costs	—	4	4
Other expense (1)	—	316	316
Property operating income	$124,502	$25,573	$150,075
______________________

(1)
For illustration purposes, general and administrative expenses and other expense / (income) are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2016 related to the 72 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2017 and 2016 and consolidated into the Company’s financial statements during such periods (in thousands).

	Nine Months Ended September 30, 2016
	Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP	$62,843	$(7,672)	$55,171
Plus: Depreciation and amortization	60,893	4,963	65,856
General and administrative expenses (1)	—	10,055	10,055
Acquisition transaction costs	151	462	613
Other expense (1)	—	361	361
Property operating income	$123,887	$8,169	$132,056
______________________

(1)
For illustration purposes, general and administrative expenses and other expense / (income) are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the nine months ended September 30, 2017, the Company generated property operating income of approximately $150.1 million compared to property operating income of $132.1 million generated during the nine months ended September 30, 2016. Property operating income increased by approximately $18.0 million during the nine months ended September 30, 2017 primarily as a result of an increase in the number of properties owned by the Company in 2017 compared to 2016.  As of September 30, 2017, the Company owned 88 consolidated properties as compared to 79 properties at September 30, 2016. The newly acquired properties increased property operating income in the nine months ended September 30, 2017 by approximately $17.4 million compared to the nine months ended September 30, 2016. The property operating income for the 72 same-center properties increased approximately $615,000 primarily due to increased rental revenue on same-center properties slightly offset by accelerated recognition of intangible in-place lease liabilities resulting from tenant terminations and expirations in 2016.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the nine months ended September 30, 2017 of approximately $71.3 million compared to $65.9 million incurred during the nine months ended September 30, 2016. Depreciation and amortization expenses were higher in 2017 as a result of an increase in the number of properties owned by the Company in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $10.8 million during the nine months ended September 30, 2017 compared to $10.1 million during the nine months ended September 30, 2016. General and administrative expenses increased approximately $735,000 primarily as a result of an increase in compensation-related expenses.

Acquisition transaction costs

The Company expensed $4,000 in acquisition transaction costs during the nine months ended September 30, 2017 compared to $613,000 incurred during the nine months ended September 30, 2016. Acquisition transaction costs that were expensed were lower in 2017 due to the adoption of ASU No. 2017-1, effective October 1, 2016, whereby it was concluded that substantially all of the fair value of the assets acquired with each of the Company’s six property acquisitions during the nine months ended September 30, 2017 were concentrated in single identifiable assets and did not meet the definition of a business. Accordingly, the acquisition transaction costs associated with these property acquisitions were capitalized to real estate investments.

Interest expense and other finance expenses

The Company incurred interest expense during the nine months ended September 30, 2017 of approximately $37.1 million compared to approximately $29.4 million during the nine months ended September 30, 2016. The increase of approximately $7.7 million was primarily due to increased borrowings and the incremental increase in cost due to the Senior Notes Due 2026 issued in September 2016.

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

The Financial Accounting Standards Board (“FASB”) guidance relating to business combinations requires, among other things, an acquirer of a business to expense all acquisition costs related to the acquisition. Effective October 1, 2016, the Company prospectively adopted ASU No. 2017-1, “Business Combinations: Clarifying the Definition of a Business” issued by the FASB which redefined the definition of a business, whereby an acquisition in which substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset is accounted for as an asset acquisition. As a result, transaction costs related to the acquisition are capitalized. See Note 1 of the accompanying consolidated financial statements. Accordingly, during the three and nine months ended September 30, 2017, the Company concluded that its acquisitions did not meet the definition of a business and accounted for such acquisitions as asset acquisitions and capitalized all transaction costs related to completed and in-process acquisitions. Acquisition costs that are expensed will reduce our FFO. The Company did not expense any acquisition transaction costs during the three months ended September 30, 2017, however $4,000 of property acquisition costs were expensed for the nine months ended September 30, 2017 for acquisitions that did not materialize. Acquisition costs for the three and nine months ended September 30, 2016 were approximately $179,000 and $613,000, respectively.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to ROIC	$9,149	$7,402	$27,628	$23,133
Plus: Depreciation and amortization	24,627	23,102	71,330	65,856
Funds from operations – basic	33,776	30,504	98,958	88,989
Net income attributable to non-controlling interests	978	813	2,947	2,645
Funds from operations – diluted	$34,754	$31,317	$101,905	$91,634

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three and nine months ended September 30, 2017 and 2016. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 76 and 72 of the Company’s 88 properties for the three and nine months ended September 30, 2017, respectively, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for one shopping center that is currently under contract to be sold and is slated for new multi-family development.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
GAAP operating income	$23,035	$18,216	$67,635	$55,171
Depreciation and amortization	24,627	23,102	71,330	65,856
General and administrative expenses	3,475	3,220	10,790	10,055
Acquisition transaction costs	—	179	4	613
Other expense / (income)	41	(10)	316	361
Property revenues and other expenses (1)	(5,776)	(3,184)	(16,904)	(13,654)
Total Company cash NOI	45,402	41,523	$133,171	$118,402
Non same-center cash NOI	(4,212)	(1,189)	(18,626)	(7,014)
Same-center cash NOI	$41,190	$40,334	114,545	111,388
______________________

(1)
Includes straight-line rents, amortization of above and below-market lease intangibles, anchor lease termination fees, net of contractual amounts, and expense and recovery adjustments related to prior periods.

During the three months ended September 30, 2017, the Company generated same-center cash NOI of approximately $41.2 million compared to same-center cash NOI of approximately $40.3 million generated during the three months ended September 30, 2016, representing a 2.1% increase. This increase is primarily due to an increase in base rents and recoveries from tenants. During the nine months ended September 30, 2017, the Company generated same-center cash NOI of approximately $114.5 million compared to same center cash NOI of approximately $111.4 million generated during the nine months ended September 30, 2016, representing a 2.8% increase. This increase is primarily due to an increase in base rents and recoveries from tenants.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2017.

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

During the nine months ended September 30, 2017, the Company’s primary source of cash was distributions from the Operating Partnership. As of September 30, 2017, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

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

During the nine months ended September 30, 2017, ROIC did not sell any shares under the Sales Agreements.

For the nine months ended September 30, 2017, dividends paid to stockholders totaled approximately $61.9 million.  Additionally, for the nine months ended September 30, 2017, the Operating Partnership made distributions of approximately $6.5 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $103.3 million.  For the nine months ended September 30, 2016, dividends paid to stockholders totaled approximately $56.0 million.  Additionally, for the nine months ended September 30, 2016, the Operating Partnership made distributions of approximately $6.3 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $98.5 million.

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

During the nine months ended September 30, 2017, the Operating Partnership’s primary sources of cash were (i) cash flow from operations and (ii) proceeds from bank borrowings under the credit facility. As of September 30, 2017, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

On September 29, 2015, the Company entered into a term loan agreement with KeyBank National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent and the other lenders party thereto, under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective September 8, 2017, the Company entered into a First Amended and Restated Term Loan Agreement (the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from January 31, 2019 to September 8, 2022, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) pursuant to a credit agreement with several banks. Effective September 8, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility Agreement”) pursuant to which the borrowing capacity was increased from $500.0 million to $600.0 million. The maturity date of the credit facility was extended from January 31, 2019 to September 8, 2021, with two six month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the credit facility amount up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and

(c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-).

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at September 30, 2017.

As of September 30, 2017, $300.0 million and $317.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three and nine months ended September 30, 2017 was 2.3% and 2.1%, respectively. The weighted average interest rate on the credit facility during the three and nine months ended September 30, 2017 was 2.2% and 2.1%. The Company had no available borrowings under the term loan at September 30, 2017. The Company had $283.0 million available to borrow under the credit facility at September 30, 2017.

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

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net Cash Provided by (Used in):
Operating Activities	$103,334	$98,509
Investing Activities	$(243,839)	$(243,865)
Financing Activities	$137,453	$146,959

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $103.3 million in the nine months ended September 30, 2017, compared to $98.5 million in the comparable period in 2016. During the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, cash flows from operating activities increased by approximately $4.8 million primarily due to an increase in operating income of approximately $12.5 million, offset by an increase in interest expense of approximately $7.7 million primarily due to interest incurred related to the Senior Notes Due 2026 issued in September 2016, and the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to $243.8 million in the nine months ended September 30, 2017, compared to $243.9 million in the comparable period in 2016. During the nine months ended September 30, 2017, cash flows used in investing activities remained approximately even as decreased investments in real estate were offset by increased improvements to properties and deposits on new acquisitions.

Financing Activities

Net cash flows provided by financing activities amounted to $137.5 million for the nine months ended September 30, 2017, compared to $147.0 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, cash flows provided by financing activities decreased by approximately $9.5 million, primarily due to the net increase in proceeds from debt related activity of $146.5 million and a reduction in redemption of OP Units in 2017 over 2016 of $38.7 million offset by a decrease in proceeds from the sale of common stock of $184.9 million and an increase in dividends paid to common stockholders of $5.9 million.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at September 30, 2017 (in thousands):

	Remaining 2017	2018	2019	2020	2021	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$147	$19,237	$157	$166	$282	$42,053	$62,042
Mortgage Notes Payable Interest	697	2,174	1,655	1,650	1,637	4,886	12,699
Term loan (2)	—	—	—	—	—	300,000	300,000
Credit facility (3)	—	—	—	—	317,000	—	317,000
Senior Notes Due 2026 (4)	—	7,900	7,900	7,900	7,900	239,500	271,100
Senior Notes Due 2024 (4)	5,000	10,000	10,000	10,000	10,000	280,000	325,000
Senior Notes Due 2023 (4)	6,250	12,500	12,500	12,500	12,500	275,000	331,250
Operating lease obligations	317	1,273	1,278	1,286	1,282	36,651	42,087
Total	$12,411	$53,084	$33,490	$33,502	$350,601	$1,178,090	$1,661,178
_________________________________

(1)	Does not include unamortized mortgage premium of $570,000 as of September 30, 2017.

(2)
For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the weighted average interest rate on the term loan during the three and nine months ended September 30, 2017 which was 2.3% and 2.1%, respectively. Borrowings under the term loan accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

(3)
For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the weighted average interest rate on the credit facility during the three and nine months ended September 30, 2017 which was 2.2% and 2.1%. Borrowings under the credit facility accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(4)	Represents payments of interest only in years 2017 through 2021 and payments of both principal and interest thereafter.

For the new leases and renewals that occurred during the nine months ended September 30, 2017, the Company has committed approximately $10.0 million and $770,000 in tenant improvements (including building improvements) and leasing commissions, respectively. As of September 30, 2017, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of September 30, 2017, the Company does not have any off-balance sheet arrangements.

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

On September 29, 2015, the Company entered into a term loan agreement with KeyBank National Association, as Administrative Agent, and U.S. Bank National Association, as Syndication Agent and the other lenders party thereto, under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective September 8, 2017, the Company entered into a First Amended and Restated Term Loan Agreement (the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from January 31, 2019 to September 8, 2022, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments.

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) pursuant to a credit agreement with several banks. Effective September 8, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility Agreement”) pursuant to which the borrowing capacity was increased from $500.0 million to $600.0 million. The maturity date of the credit facility was extended from January 31, 2019 to September 8, 2021, with two six month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the credit facility amount up to an aggregate of $1.2 billion, subject to lender consents and other conditions.

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

As of September 30, 2017, the Company had $617.0 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 9 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into two interest rate swaps during the year ended December 31, 2016 and an additional two interest rate swaps during the quarter ended September 30, 2017 in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of September 30, 2017, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	September 30, 2017 Value	Increase 50 basis points	Increase 100 basis points
$50,000	(214)	102	415	726	1,034
$50,000	(153)	163	476	787	1,095
$100,000	(3,800)	(1,494)	747	2,928	5,048
$100,000	(3,800)	(1,494)	747	2,928	5,048

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

As a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010, ROIC’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates.  Market risk refers to the risk of loss from adverse changes in market prices and interest rates.  The Company will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make real estate-related debt investments.  The Company’s interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs.  To achieve these objectives, the Company expects to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates.  In addition, the Company uses derivative financial instruments to manage interest rate risk.  The Company will not use derivatives for trading or speculative purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors.  Currently, the Company uses interest rate swaps to manage its interest rate risk.  See Note 9 of the accompanying consolidated financial statements.

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

During the nine months ended September 30, 2017, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the nine months ended September 30, 2017, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes to our risk factors during the nine months ended September 30, 2017.

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

3.4
Second Amended and Restated Agreement of Limited Partnership of Retail Opportunity Investments Partnership, LP by and among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013. (2)

10.1
Second Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, PNC Bank National Association and U.S. Bank National Association, as Co-Syndication Agents and the other lenders party thereto, dated as of September 8, 2017.(3)

10.2
First Amended and Restated Term Loan Agreement, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, BMO Capital Markets and Regions Bank, as Co-Syndication Agents, Capital One, National Association, as Documentation Agent, and the other lenders party thereto, dated as of September 8, 2017.(3)

10.3
First Amendment, dated as of September 8, 2017 to the Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein.*

10.4	Seventh Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of October 11, 2017.(4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________________________

*     Filed herewith
(1)    Incorporated by reference to the Company’s current report on Form 8-K filed on June 3, 2011.
(2)    Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013.
(3)    Incorporated by reference to the Company’s current report on Form 8-K filed on September 13, 2017.
(4)    Incorporated by reference to the Company’s current report on Form 8-K filed on October 17, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: October 25, 2017	Date: October 25, 2017

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: October 25, 2017	Date: October 25, 2017