Form 10-K
period 2017-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2018-02-22
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Retail Opportunity Investments Corp.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
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
Emerging growth company ☐
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

The aggregate market value of the common equity held by non-affiliates of Retail Opportunity Investments Corp. as of June 30, 2017, the last business day of its most recently completed second fiscal quarter, was $2.1 billion (based on the closing sale price of $19.19 per share of Retail Opportunity Investments Corp. common stock on that date as reported on the NASDAQ Global Select Market).

There is no public trading market for the operating partnership units of Retail Opportunity Investments Partnership, LP. As a result the aggregate market value of common equity securities held by non-affiliates of this registrant cannot be determined.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 112,420,425 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of February 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Retail Opportunity Investments Corp.’s definitive proxy statement for its 2017 Annual Meeting, to be filed within 120 days after its fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY PARAGRAPH

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which Retail Opportunity Investments Corp. is the parent company and through its wholly owned subsidiary, acts as general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP. Unless otherwise indicated or unless the context requires otherwise, all references in this report to the Operating Partnership refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of December 31, 2017, ROIC owned an approximate 90.5% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership. Through this subsidiary, ROIC has full and complete authority and control over the Operating Partnership’s business.

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

•the market value of the Company’s assets and the supply of, and demand for, the retail real estate in which it invests;

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

Item 1.  Business

Overview

Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”) commenced operations in October 2009 as a fully integrated, self-managed REIT, and as of December 31, 2017, ROIC owned an approximate 90.5% partnership interest and other limited partners owned the remaining 9.5% partnership interest in the Operating Partnership.  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.  The Company is organized in a traditional umbrella partnership real estate investment trust (“UpREIT”) format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the sole general partner of, and ROIC conducts substantially all of its business through, its operating partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), together with its subsidiaries. As of December 31, 2017, the Company’s portfolio consisted of 92 properties (91 retail and one office) totaling approximately 10.5 million square feet of gross leasable area (“GLA”).

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

Transactions During 2017

Investing Activity

Property Asset Acquisitions

On January 25, 2017, the Company acquired the property known as PCC Community Markets Plaza located in Edmonds, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $8.7 million. PCC Community Markets Plaza is approximately 34,000 square feet and is anchored by PCC Community Markets. The property was acquired with available cash from operations.

On March 17, 2017, the Company acquired the property known as The Terraces located in Rancho Palos Verdes, California, within the Los Angeles metropolitan area, for an adjusted purchase price of approximately $54.2 million. The Terraces is approximately 173,000 square feet and is anchored by Trader Joe’s, Marshall’s and LA Fitness. The property was acquired with borrowings under the Company’s unsecured revolving credit facility (the “credit facility”).

On March 24, 2017, the Company acquired the property known as Santa Rosa Southside Shopping Center located in Santa Rosa, California, within the San Francisco metropolitan area, for an adjusted purchase price of approximately $28.9 million. Santa Rosa Southside Shopping Center is approximately 86,000 square feet and is anchored by REI and Cost Plus World Market. The property was acquired with borrowings under the credit facility and the issuance of 168,497 OP Units with a fair value of approximately $3.6 million.

On April 5, 2017, the Company acquired the property known as Division Center, located in Portland, Oregon, for an adjusted purchase price of approximately $33.1 million. Division Center is approximately 122,000 square feet and is anchored by Grocery Outlet Supermarket, Rite Aid Pharmacy and Petco. The property was acquired with borrowings under the credit facility.

On May 9, 2017, the Company acquired the property known as Highland Hill, located in Tacoma, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $47.4 million. Highland Hill is approximately 164,000 square feet and is anchored by Safeway Supermarket, LA Fitness, Dollar Tree and Petco. The property was acquired with borrowings under the credit facility.

On September 19, 2017, the Company acquired the property known as Monta Loma Plaza, located in Mountain View, California, within the San Francisco metropolitan area, for an adjusted purchase price of approximately $30.0 million. Monta Loma Plaza is approximately 48,000 square feet and is anchored by Safeway Supermarket. The property was acquired with borrowings under the credit facility.

On October 11, 2017, the Company acquired the properties known as Fullerton Crossroads and Riverstone Marketplace. Fullerton Crossroads, located in Fullerton, California, within Orange County, was acquired for an adjusted purchase price of approximately $61.6 million, is approximately 220,000 square feet and is anchored by Kroger (Ralph’s) Supermarket. Riverstone Marketplace, located in Vancouver, Washington, within the Portland metropolitan area, was acquired for an adjusted purchase price of approximately $31.7 million, is approximately 96,000 square feet and is anchored by Kroger (QFC) Supermarket. The properties were acquired through the issuance of 2,405,430 OP Units with a fair value of approximately $46.0 million and the assumption of existing debt on the properties with a fair value of approximately $46.0 million.

On October 19, 2017, the Company acquired the property known as North Lynnwood Shopping Center, located in Lynnwood, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $13.3 million. North Lynnwood Shopping Center is approximately 64,000 square feet and is anchored by Kroger (QFC) Supermarket. The property was acquired with borrowings under the credit facility.

On November 30, 2017, the Company acquired the property known as The Village at Nellie Gail Ranch, located in Laguna Hills, California, within Orange County, for an adjusted purchase price of approximately $46.1 million. The Village at Nellie Gail Ranch is approximately 88,000 square feet and is anchored by Smart & Final Extra Supermarket. The property was acquired with borrowings under the credit facility.

Financing Activities

The Company employs prudent amounts of leverage and uses debt as a means of providing funds for the acquisition of its properties and the diversification of its portfolio.  The Company seeks to primarily utilize unsecured debt in order to maintain liquidity and flexibility in its capital structure.

Term Loan and Credit Facility

On September 29, 2015, the Company entered into a term loan agreement under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective September 8, 2017, the Company entered into a First Amended and Restated Term Loan Agreement (the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from January 31, 2019 to September 8, 2022, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective September 8, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility Agreement”) pursuant to which the borrowing capacity was increased from $500.0 million to $600.0 million. The maturity date of the credit facility was extended from January 31, 2019 to September 8, 2021, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-).

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility are subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2017.

As of December 31, 2017, $300.0 million and $143.5 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the year ended December 31, 2017 were 2.2% and 2.1%, respectively. The Company had no available borrowings under the term loan at December 31, 2017. The Company had $456.5 million available to borrow under the credit facility at December 31, 2017.

Senior Notes

On November 10, 2017, the Operating Partnership entered into a Note Purchase Agreement which provided for the issuance of $250.0 million principal amount of 4.19% Senior Notes Due 2027 (the “Senior Notes Due 2027”) in a private placement effective December 15, 2017. The Senior Notes Due 2027 pay interest on June 15 and December 15 of each year, commencing on June 15, 2018, and mature on December 15, 2027, unless prepaid earlier by the Operating Partnership. The Operating Partnership’s

performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC.

Mortgage Notes Payable

On October 11, 2017, in connection with the acquisitions of Fullerton Crossroads and Riverstone Marketplace, the Company assumed two existing mortgage loans with outstanding principal balances of approximately $26.0 million and $18.5 million, respectively.

On May 11, 2017, the Company repaid in full the Bernardo Heights mortgage note related to Bernardo Heights Plaza for a total of approximately $8.1 million, without penalty, in accordance with the prepayment provisions of the note.

Equity Issuance

In connection with the acquisitions of Fullerton Crossroads and Riverstone Marketplace, a portion of the consideration for the properties was funded through the issuance of 2,405,430 OP Units. On December 12, 2017, the Company issued 2,584,254 shares of common stock, at a price per share of $21.25, in exchange for the 2,405,430 OP Units previously issued and the rights to approximately $3.8 million of cash to be used to acquire a third property to be identified by the Company. The proceeds of approximately $3.8 million are classified in Restricted Cash in the consolidated balance sheet as of December 31, 2017, as the proceeds are being held with an exchange accommodator under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), and are expected to be used to purchase a replacement asset during the first half of 2018. The shares of common stock of the Company were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ATM Equity Offering

On September 19, 2014, ROIC entered into three separate Sales Agreements (the “Original Sales Agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc. (each individually, an “Original Agent” and collectively, the “Original Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Original Agents either as agents or principals. On May 23, 2016, ROIC entered into two additional sales agreements (the “Additional Sales Agreements”, and together with the Original Sales Agreements, the “Sales Agreements”) with each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated (the “Additional Agents”, and together with the Original Agents, the “Agents”) pursuant to which ROIC may sell shares of ROIC’s common stock through the Additional Agents either as agents or principals.

During the year ended December 31, 2017, ROIC sold a total of 34,001 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $681,000 and commissions of approximately $9,000 paid to the Agents.

The Company plans to finance future acquisitions through a combination of operating cashflow, borrowings under the credit facility, the assumption of existing mortgage debt, the issuance of equity securities including OP Units, equity and debt offerings, and the potential sale of existing assets.

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

Employees

As of December 31, 2017, the Company had 73 employees, including three executive officers, one of whom is also a member of its board of directors and 19 maintenance employees at the shopping centers.

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

The Company may change any of its strategies, policies or procedures with respect to acquisitions, asset allocation, growth, operations, indebtedness, financing strategy and distributions, including those related to maintaining its REIT qualification, at any time without the consent of its stockholders, which could result in making acquisitions that are different from, and possibly riskier than, the types of acquisitions described in this Annual Report on Form 10-K.  A change in the Company’s strategy may increase its exposure to real estate market fluctuations, financing risk, default risk and interest rate risk.  Furthermore, a change in the Company’s asset allocation could result in the Company making acquisitions in asset categories different from those described in this Annual Report on Form 10-K.  These changes could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

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

There are many factors that can affect the value of the Company’s assets, including the state of the capital markets and economy.  The great recession negatively affected consumer spending and retail sales, which adversely impacted the performance and value of retail properties in most regions in the United States.  In addition, loans backed by real estate were difficult to obtain and that difficulty, together with a tightening of lending policies, resulted in a significant contraction in the amount of debt available to fund retail properties.  Although there has been improvement in the credit and real estate markets, any reduction in available financing may materially and adversely affect the Company’s ability to achieve its financial objectives.  Concern about the stability of the markets generally may limit the Company’s ability and the ability of its tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.  Although the Company will factor in these conditions in acquiring its assets, its long term success depends in part on general economic conditions and the stability and dependability of the financing market for retail real estate.  If the national economy or the local economies in which the Company operates were to experience uncertainty, or if general economic conditions were to worsen, the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected.

Bankruptcy or insolvency of tenants may decrease the Company’s revenues and available cash.

In the case of many retail properties, the bankruptcy or insolvency of a major tenant could cause the Company to suffer lower revenues and operational difficulties, and could allow other tenants to exercise so-called “kick-out” clauses in their leases and terminate their lease or reduce their rents prior to the normal expiration of their lease terms.  As a result, the bankruptcy or insolvency of major tenants could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

Inflation or deflation may materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and distributions to its stockholders.

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

The Company’s properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements.  If the Company fails to comply with these requirements, it could incur fines or private damage awards.  The Company does not know whether compliance with the requirements will require significant unanticipated expenditures that could affect its income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

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

In order to maintain its qualification as a REIT, the Company is required under the Code to annually distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain.  After the Company invests its cash on hand, it expects to depend primarily on the credit facility and other external financing (including debt and equity financings) to fund the growth of its business.  The Company’s access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally.  As a result of changing economic conditions, the Company may be limited in its ability to obtain additional financing or to refinance existing debt maturities on favorable terms or at all and there can be no assurances as to when financing conditions will improve.

The Company does not have a formal policy limiting the amount of debt it may incur and its board of directors may change its leverage policy without stockholder consent, which could result in a different risk profile.

Although the Company’s charter and bylaws do not limit the amount of indebtedness the Company can incur, the Company’s policy is to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio.  The amount of leverage the Company will deploy for particular investments will depend upon its management team’s assessment of a variety of factors, which may include the anticipated liquidity and price volatility of the assets in its portfolio, the potential for losses, the availability and cost of financing the assets, the Company’s opinion of the creditworthiness of its financing counterparties, the health of the U.S. economy and commercial mortgage markets, the Company’s outlook for the level, slope and volatility of interest rates, the credit quality of the tenants occupying space at the Company’s properties, and the need for the Company to comply with financial covenants contained in the Company’s credit agreements.  The Company’s board of directors may change its leverage policies at any time without the consent of its stockholders, which could result in an investment portfolio with a different risk profile.

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

The lack of liquidity of the Company’s assets could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders, and could materially and adversely affect the Company’s ability to value and sell its assets.

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

The Company’s financial results depend significantly on leasing space in its properties to tenants on economically favorable terms.  In addition, as a substantial majority of the Company’s revenue comes from renting real property, the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected if a significant number of its tenants cannot pay their rent or if the Company is not able to maintain occupancy levels on favorable terms.  If a tenant does not pay its rent, the Company may not be able to enforce its rights as landlord without delays and may incur substantial legal costs.

Some of the Company’s properties depend on anchor stores or major tenants to attract shoppers and could be materially and adversely affected by the loss of or a store closure by one or more of these tenants.

The Company’s shopping centers are primarily anchored by national and regional supermarkets and drug stores.  The value of the retail properties the Company acquires could be materially and adversely affected if these tenants fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations.  Adverse economic conditions may result in the closure of existing stores by tenants which may result in increased vacancies at the Company’s properties.  Any periods of significant vacancies for the Company’s properties could materially and adversely impact the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

Loss of revenues from major tenants could reduce the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

The Company derives significant revenues from anchor tenants such as Albertson’s/Safeway Supermarkets, Kroger Supermarkets and Rite Aid Pharmacy.  As of December 31, 2017, these tenants are the Company’s three largest tenants and accounted for 6.0%, 3.4% and 1.6%, respectively, of its annualized base rent on a pro-rata basis.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

The Company’s inability to receive reimbursements of Common Area Maintenance (“CAM”) costs from tenants could adversely affect the Company’s cash flow.

CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs and security costs.  The Company may acquire properties with leases with variable CAM provisions that adjust to reflect inflationary increases or leases with a fixed CAM payment methodology which fixes its tenants’ CAM contributions.  With respect to both variable and fixed payment methodologies, the amount of reimbursements for CAM costs that the Company is entitled to receive from its tenants pursuant to the terms of the respective lease agreements may be less than the actual CAM costs at the Company’s properties. The Company’s inability to recover or pass on CAM costs to its tenants, whether due to the terms of the Company’s leases or vacancies at the Company’s properties could adversely affect the Company’s cash flow.

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

The Company faces risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside the Company or persons with access to systems inside the Company, and other significant disruptions of the Company’s IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The Company’s IT networks and related systems are essential to the operation of its business and its ability to perform day-to-day operations (including managing its building systems). There can be no assurance that the Company’s efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving the Company’s IT networks and related systems could materially and adversely impact the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures.  Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.  We may also incur additional costs to remedy damages caused by such disruptions.

A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair the Company’s assets and have a material and adverse effect on its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

The Company believes the risks associated with its business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values.  Declines in real estate values, among other factors, could result in a determination that the Company’s assets have been impaired. If the Company determines that an impairment has occurred, the Company would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on its results of operations in the period in which the impairment charge is recorded. Although the Company will take current economic conditions into account in acquiring its assets, the Company’s long term success, and the value of its assets, depends in part on general economic conditions and other factors beyond the Company’s control.  If the national economy or the local economies in which the Company operates experience uncertainty, or if general economic conditions were to worsen, the value of the Company’s properties could decline, and the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders, could be materially and adversely affected.

Loss of key personnel could harm the Company’s operations.

The Company is dependent on the efforts of certain key personnel of its senior management team.  While the Company has employment contracts with each of Messrs. Tanz, Haines and Schoebel, the loss of the services of any of these individuals could harm the Company’s operations and have a material and adverse effect on its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

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

The Company carries comprehensive general liability, fire, extended coverage, loss of rent insurance, and environmental liability where applicable on its properties, with policy specifications and insured limits customarily carried for similar properties.  There are certain types of losses, such as losses resulting from wars or acts of God that generally are not insured because they are either uninsurable or not economically insurable.  Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness, or other financial obligations or liabilities related to the property.  Any loss of these types could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

The Company could be materially and adversely affected by poor market conditions where its properties are geographically concentrated.

The Company’s performance depends on the economic conditions in markets in which its properties are concentrated.  During the year ended December 31, 2017, the Company’s properties in California, Washington and Oregon accounted for 66%, 19% and 15%, respectively, of its consolidated property operating income.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Washington and Oregon. Moreover, due to the geographic concentration of its properties, the Company may be disproportionately affected by general risks such as natural disasters, including major fires, floods and earthquakes, severe or inclement weather, and acts of terrorism should such developments occur in or near the markets in California, Washington and Oregon in which the Company’s properties are located.

Should the Company decide at some point in the future to expand into new markets, it may not be successful, which could materially and adversely affect its business, financial condition, liquidity and results of operations.

The Company’s properties are concentrated in California, Washington and Oregon. If the opportunity arises, the Company may explore acquisitions of properties in new markets inside or outside of these states. Each of the risks applicable to the Company’s ability to successfully acquire, integrate and operate properties in its current markets may also apply to its ability to successfully acquire, integrate and operate properties in new markets. In addition to these risks, the Company’s management team may not possess the same level of knowledge with respect to market dynamics and conditions of any new market in which the Company may attempt to expand, which could materially and adversely affect its ability to operate in any such markets. The Company may be unable to obtain the desired returns on its investments in these new markets, which could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

Risks Related to Financing

The Company’s term loan, credit facility and unsecured senior notes contain restrictive covenants relating to its operations, which could limit the Company’s ability to respond to changing market conditions and its ability to pay dividends and other distributions to its stockholders.

The Company’s term loan, credit facility and unsecured senior notes contain restrictive covenants.  These or other limitations, including those that may apply to future Company borrowings, may materially and adversely affect the Company’s flexibility and its ability to achieve its operating plans and could result in the Company being limited in the amount of dividends and distributions it would be permitted to pay to its stockholders.

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

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio.  As of December 31, 2017, the Company’s outstanding principal mortgage indebtedness was approximately $106.3 million, and the Company may incur significant additional debt to finance future acquisition and development activities.  The credit facility consists of a $600.0 million unsecured revolving credit facility and the Company has a $300.0 million term loan, of which $143.5 million and $300.0 million, respectively, were outstanding as of December 31, 2017.

In addition, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in December 2017 (the “Senior Notes Due 2027”), $200.0 million aggregate principal amount of unsecured senior notes in September 2016 (the “Senior Notes Due 2026”), $250.0 million aggregate principal amount of unsecured senior notes in December 2014 (the “Senior Notes Due 2024”) and $250.0 million aggregate principal amount of unsecured senior notes in December 2013 (the “Senior Notes Due 2023” and collectively with the Senior Notes Due 2024, the Senior Notes Due 2026 and the Senior Notes Due 2027, the “unsecured senior notes”), each of which were fully and unconditionally guaranteed by ROIC.

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

Although the credit markets and real estate have recovered from the great recession, any reduction in available financing may materially and adversely affect the Company’s ability to achieve its financial objectives.  Concern about the stability of the markets generally could adversely affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide the Company with financing or to increase the costs of that financing.  In addition, if regulatory capital requirements imposed on the Company’s private lenders change, they may be required to limit, or increase the cost of, financing they provide to the Company.  In general, this could potentially increase the Company’s financing costs and reduce its liquidity or require it to sell assets at an inopportune time or price.

During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, the Company may purchase certain properties for cash or equity securities, including OP Units, or a combination thereof.  Consequently, depending on market conditions at the relevant time, the Company may have to rely more heavily on additional equity issuances, which may be dilutive to its stockholders, or on less efficient forms of debt financing that require a larger portion of its cash flow from operations, thereby reducing funds available for its operations, future business opportunities, cash distributions to its stockholders and other purposes.  The Company cannot assure you that it will have access to such equity or debt capital on favorable terms (including, without limitation, cost and term) at the desired times, or at all, which may cause it to curtail its asset acquisition activities and/or dispose of assets, which could materially and adversely affect its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

Increases in interest rates could increase the amount of the Company’s debt payments and materially and adversely affect its business, financial condition, liquidity and results of operations.

Interest the Company pays could reduce cash available for distributions. As of December 31, 2017, the Company had approximately $143.5 million and $300.0 million outstanding under the Company’s $600.0 million unsecured revolving credit facility and $300.0 million term loan, respectively, that bear interest at a variable rate. In addition, the Company may incur variable rate debt in the future, including mortgage debt, borrowings under the credit facility or new credit facilities. An increase in interest rates would increase the Company’s interest costs, which could adversely affect the Company’s cash flow, results of operations, ability to pay principal and interest on debt and pay dividends and other distributions to its stockholders, and reduce the Company’s access to capital markets. In addition, if the Company needs to repay existing debt during periods of rising interest rates, it may be required to incur additional indebtedness at higher rates. From time to time, the Company may enter into interest rate swap agreements and other interest rate hedging contracts with the intention of lessening the impact of rising interest rates. However, increased interest rates may increase the risk that the counterparties to such agreements may not be able to fulfill their obligations under these agreements, and there can be no assurance that these arrangements will be effective in reducing the Company’s exposure to interest rate changes.  These risks could materially and adversely affect the Company’s cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

Financing arrangements that the Company may use to finance its assets may require it to provide additional collateral or pay down debt.

The Company, when appropriate, uses traditional forms of financing including secured debt.  In the event the Company utilizes such financing arrangements, they would involve the risk that the market value of its assets which are secured may decline in value, in which case the lender may, in connection with a refinancing, require it to provide additional collateral, provide additional equity, or to repay all or a portion of the funds advanced.  The Company may not have the funds available to repay its debt or provide additional equity at that time, which would likely result in defaults unless it is able to raise the funds from alternative sources, which it may not be able to achieve on favorable terms or at all.  Providing additional collateral or equity would reduce the Company’s liquidity and limit its ability to leverage its assets.  If the Company cannot meet these requirements, the lender could accelerate the Company’s indebtedness, increase the interest rate on advanced funds and terminate its ability to borrow funds from them, which could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.  The providers of secured debt may also require the Company to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position.  As a result, the Company may not be able to leverage its assets as fully as it would choose which could reduce its return on assets.  There can be no assurance that the Company will be able to utilize such arrangements on favorable terms, or at all.

A downgrade in the Company’s or the Operating Partnership’s credit ratings could materially adversely affect the Company’s business and financial condition.

The credit ratings assigned to the Company’s obligations or to the debt securities of the Operating Partnership could change based upon, among other things, the Company’s and the Operating Partnership’s results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and there can be no assurance that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings do not apply to the Company’s common stock and are not recommendations to buy, sell or hold any other securities. If any of the credit rating agencies that have rated the obligations of the Company or the debt securities of the Operating Partnership downgrades or lowers its credit ratings, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on the Company’s costs and availability of capital, which could in turn materially and adversely impact the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium price for holders of the Company’s common stock or otherwise be in their best interests, including:

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

The Company’s charter authorizes the Company to issue authorized but unissued shares of preferred stock.  In addition, the Company’s charter provides that the Company’s board of directors has the power, without stockholder approval, to authorize the Company to issue any authorized but unissued shares of stock, to classify any unissued shares of preferred stock and to reclassify any unissued shares of common stock or previously-classified shares of preferred stock into other classes or series of stock.  As a result, the Company’s board of directors may establish a series of shares of preferred stock or use such preferred stock to create a stockholder’s rights plan or so-called “poison pill” that could delay or prevent a transaction or a change in control that might involve a premium price for shares of the Company’s common stock or otherwise be in the best interests of the Company’s stockholders.

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

The Company’s taxable income may exceed its net income as determined by the U.S. generally accepted accounting principles (“GAAP”) because, for example, realized capital losses will be deducted in determining its GAAP net income, but may not be deductible in computing its taxable income. In addition, the Company may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. For example, the Company may be required to accrue interest income on mortgage loans or other types of debt securities or interests in debt securities before it receives any payments of interest or principal on such assets. Similarly, some of the debt securities that the Company acquires may have been issued with original issue discount. The Company will generally be required to include such original issue discount in income based on a constant yield to maturity method. As a result of the foregoing, the Company may generate less cash flow than taxable income in a particular year. To the extent that the Company generates such non-cash taxable income in a taxable year, it may incur corporate income tax and the 4% non-deductible excise tax on that income if it does not distribute such income to stockholders in that year. In that event, the Company may be required to use cash reserves, incur debt or liquidate assets at rates or times that it regards as unfavorable or make a taxable distribution of its shares in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal corporate income tax and the 4% non-deductible excise tax in that year.

In order to qualify as a REIT, prior to the end of each taxable year, the Company is required to distribute any earnings and profits of any corporation acquired by the Company in certain tax-deferred transactions to the extent that such earnings accrued at a time when such corporation did not qualify as a REIT. The Company has entered into certain transactions involving the tax-deferred acquisition of target corporations. The Company believes that it did not inherit any earnings and profits of such target corporations attributable to any period that such corporations did not qualify as a REIT. However, no assurance can be provided in this regard, and if the Company were determined to have inherited and retained any such earnings and profits, the Company’s qualification as a REIT could be adversely impacted.

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

Even if the Company qualifies for taxation as a REIT, it may be subject to certain U.S. federal, state and local taxes on its income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure and state or local income, franchise, property and transfer taxes, including mortgage recording taxes.  In addition, the Company may hold some of its assets through taxable REIT subsidiary (“TRS”) corporations.  Any TRSs or other taxable corporations in which the Company owns an interest will be subject to U.S. federal, state and local corporate taxes.  Furthermore, the Company has entered into certain transactions in which the Company has acquired target entities in tax-deferred transactions. To the extent that such entities had outstanding U.S. federal income tax or other tax liabilities, the Company would succeed to such liabilities.
Payment of these taxes generally would decrease the cash available for distribution to the Company’s stockholders.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could materially and adversely affect the value of the Company’s shares.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced qualified dividend rates. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the newly enacted Tax Cust and Jobs Act (H.R. 1, the “TCJA”), noncorporate taxpayers may deduct up to 20% of certain qualified business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (currently, 21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Company’s common stock.

Legislative, regulatory or administrative changes could adversely affect the Company.

The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to the Company and its stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in the Company’s common stock.

The newly enacted TCJA, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see “Recent U.S. Federal Income Tax Legislation”.

In certain circumstances, the Company may be liable for certain tax obligations of certain limited partners.

In certain circumstances, the Company may be liable for certain tax obligations of certain limited partners. The Company has entered into tax protection agreements under which it has agreed to minimize the tax consequences to certain limited partners resulting from the sale or other disposition of certain of the Company’s assets. The obligation to indemnify such limited partners against adverse tax consequences is expected to continue until 2027. The Company may enter into additional tax protection agreements in the future, which could extend the period of time during which the Company may be liable for tax obligations of certain limited partners. During the period of these obligations, the Company’s flexibility to dispose of the related assets will be limited. In addition, the amount of any indemnification obligations may be significant.

The Company cannot assure you of its ability to pay distributions in the future.

The Company intends to pay quarterly distributions and to make distributions to its stockholders in an amount such that it distributes all or substantially all of its REIT taxable income in each year, subject to certain adjustments.  The Company’s ability to pay distributions may be materially and adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K.  All distributions will be made, subject to Maryland law (or Delaware law, in the case of distributions by the Operating Partnership), at the discretion of the Company’s board of directors and will depend on the Company’s earnings, its financial condition, any debt covenants, maintenance of its REIT qualification and other factors as its board of directors may deem relevant from time to time.  The Company believes that a change in any one of the following factors could materially and adversely affect its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay distributions to its stockholders:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains its executive office at 8905 Towne Centre Drive, Suite 108, San Diego, CA 92122.

As of December 31, 2017, the Company’s portfolio consisted of 92 properties (91 retail and one office) totaling approximately 10.5 million square feet of gross leasable area which were approximately 97.1% leased.  During the year ended December 31,

2017, the Company leased or renewed a total of approximately 1.4 million square feet in its portfolio. The Company has committed approximately $15.3 million, or $38.39 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2017. The Company has committed approximately $1.0 million, or $2.53 per square foot, in leasing commissions, for the new leases that occurred during the year ended December 31, 2017. Additionally, the Company has committed approximately $950,000, or $0.99 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2017. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2017.

The following table provides information regarding the Company’s properties as of December 31, 2017.

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants
Southern California
Los Angeles metro area
Paramount Plaza	1966/2010	2009	95,062	14	98.0%	Grocery Outlet Supermarket, 99¢ Only Stores, Rite Aid Pharmacy
Claremont Promenade	1982/2011	2010	92,297	25	97.2%	Super King Supermarket
Gateway Village	2003/2005	2010	96,959	28	96.2%	Sprouts Market
Seabridge Marketplace	2006	2012	95,830	21	99.5%	Safeway (Vons) Supermarket
Glendora Shopping Center	1992/2012	2012	106,535	20	95.8%	Albertson’s Supermarket
Redondo Beach Plaza	1993/2004	2012	110,509	16	100.0%	Safeway (Vons) Supermarket, Petco
Diamond Bar Town Center	1981	2013	100,342	23	100.0%	Walmart Neighborhood Market, Crunch Fitness
Diamond Hills Plaza	1973/2008	2013	139,505	36	97.1%	H-Mart Supermarket, Rite Aid Pharmacy
Plaza de la Canada	1968/2010	2013	100,408	11	95.9%	Gelson’s Supermarket, TJ Maxx, Rite Aid Pharmacy
Fallbrook Shopping Center	1966/1986/ 2003/2015	2014	755,299	48	99.6%	Sprouts Market, Trader Joe’s, Kroger (Ralph’s) Supermarket (2), TJ Maxx
Moorpark Town Center	1984/2014	2014	133,547	26	98.3%	Kroger (Ralph’s) Supermarket, CVS Pharmacy
Ontario Plaza	1997-1999	2015	150,149	26	99.1%	El Super Supermarket, Rite Aid Pharmacy
Park Oaks Shopping Center	1959/2005	2015	110,092	29	96.2%	Safeway (Vons) Supermarket, Dollar Tree
Warner Plaza	1973-1974/ 2016-2017	2015	110,918	66	96.1%	Sprouts Market, Kroger (Ralph’s) Supermarket (2), Rite Aid Pharmacy (2)
Magnolia Shopping Center	1962/1972/ 1987/2016	2016	116,360	24	91.5%	Kroger (Ralph’s) Supermarket
Casitas Plaza Shopping Center	1972/1982	2016	97,407	24	98.6%	Albertson’s Supermarket, CVS Pharmacy
Bouquet Center	1985	2016	148,903	27	97.8%	Safeway (Vons) Supermarket, CVS Pharmacy, Ross Dress For Less
North Ranch Shopping Center	1977-1990	2016	146,625	30	90.0%	Kroger (Ralph’s) Supermarket, Trader Joe’s, Rite Aid Pharmacy, Petco
The Knolls	2000/2016	2016	52,021	7	100.0%	Trader Joe’s, Pet Food Express
The Terraces	1958/1970/ 1989	2017	172,922	25	90.8%	Trader Joe’s, Marshall’s, LA Fitness
Orange County metro area
Santa Ana Downtown Plaza	1987/2010	2010	105,536	27	94.1%	Kroger (Food 4 Less) Supermarket, Marshall’s
Sycamore Creek	2008	2010	74,198	18	100.0%	Safeway (Vons) Supermarket, CVS Pharmacy (2)
Desert Springs Marketplace	1993-94 / 2013	2011	113,718	19	96.3%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Cypress Center West	1970/1978 / 2014	2012	107,246	30	96.5%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Harbor Place Center	1994	2012	119,821	10	100.0%	AA Supermarket, Ross Dress For Less
Five Points Plaza	1961-62 / 2012 / 2015	2013	160,536	38	99.7%	Trader Joe’s, Pier 1
Peninsula Marketplace	2000	2013	95,416	15	100.0%	Kroger (Ralph’s) Supermarket, Planet Fitness
Mission Foothill Marketplace	1996	2014	110,678	13	64.0%	Safeway (Vons) Supermarket (1), CVS Pharmacy

Fullerton Crossroads	1977/1997/ 2010-2011	2017	219,785	25	99.4%	Kroger (Ralph’s) Supermarket, Kohl’s, Jo-Ann Fabrics and Crafts
The Village at Nellie Gail Ranch	1897 / 2014-2015	2017	88,486	25	98.5%	Smart & Final Extra Supermarket
San Diego metro area
Marketplace Del Rio	1990/ 2004	2011	177,195	43	88.4%	Stater Brothers Supermarket, Walgreens
Renaissance Towne Centre	1991/2011	2011	53,074	29	100.0%	CVS Pharmacy
Euclid Plaza	1982/2012	2012	77,044	9	96.8%	Vallarta Supermarket, Walgreens
Bay Plaza	1986/2013	2012	73,324	28	97.9%	Seafood City Supermarket
Bernardo Heights Plaza	1983/2006	2013	37,729	4	96.3%	Sprouts Market
Hawthorne Crossings	1993/1999	2013	141,288	18	100.0%	Mitsuwa Supermarket, Ross Dress For Less, Staples
Creekside Plaza	1993/2005	2014	128,852	26	98.9%	Stater Brothers Supermarket, AMC Theatres
Torrey Hills Corporate Center	1998	2016	23,595	4	100.0%	Retail Opportunity Investments Corp.
Northern California
San Francisco metro area
Pleasant Hill Marketplace	1980	2010	69,715	3	100.0%	Total Wine and More, Buy Buy Baby, Basset Furniture
Pinole Vista Shopping Center	1981/2012	2011	223,369	28	96.9%	SaveMart (Lucky) Supermarket, Planet Fitness, Kmart
Country Club Gate Center	1974/2012	2011	109,331	28	94.9%	SaveMart (Lucky) Supermarket, Rite Aid Pharmacy
Marlin Cove Shopping Center	1972/2001	2012	73,943	24	95.5%	99 Ranch Market
The Village at Novato	2006	2012	20,081	4	100.0%	Trader Joe’s, Pharmaca Pharmacy
Santa Teresa Village	1974-79 / 2013	2012	124,306	36	93.2%	Raleys (Nob Hill) Supermarket, Dollar Tree
Granada Shopping Center	1962/1994	2013	69,325	15	100.0%	SaveMart (Lucky) Supermarket
Country Club Village	1995	2013	111,093	23	99.0%	Walmart Neighborhood Market, CVS Pharmacy
North Park Plaza	1997	2014	76,697	15	100.0%	H-Mart Supermarket
Winston Manor	1977/1988/ 2011/2015	2015	49,852	14	100.0%	Grocery Outlet Supermarket
Jackson Square	1972/1997	2015	114,220	16	100.0%	Safeway Supermarket, CVS Pharmacy, 24 Hour Fitness
Gateway Centre	1996	2015	112,553	25	98.6%	SaveMart (Lucky) Supermarket, Walgreens
Iron Horse Plaza	1998-1999	2015	61,860	10	96.3%	Lunardi’s Market
Monterey Center	2007	2016	25,798	9	100.0%	Trader Joe’s, Pharmaca Pharmacy
Santa Rosa Southside Shopping Center	1983-1984	2017	88,535	11	100.0%	REI, Cost Plus World Market
Monta Loma Plaza	1973/ 2009-2010	2017	48,078	11	100.0%	Safeway Supermarket
Sacramento metro area
Norwood Shopping Center	1993/1999	2010	85,693	18	100.0%	Viva Supermarket, Rite Aid Pharmacy, Citi Trends
Mills Shopping Center	1959/1996	2011	235,314	29	86.4%	Viva Supermarket, Ross Dress For Less (dd’s Discounts), Dollar Tree
Morada Ranch	2006	2011	101,842	18	95.1%	Raleys Supermarket
Round Hill Square Shopping Center	1998	2011	115,984	22	94.1%	Safeway Supermarket, Dollar Tree, US Postal Service
Green Valley Station	2006/2007	2012	52,245	14	74.4%	CVS Pharmacy
Pacific Northwest
Seattle Metropolitan
Meridian Valley Plaza	1978/2011	2010	51,597	15	96.9%	Kroger (QFC) Supermarket
The Market at Lake Stevens	2000	2010	74,130	9	100.0%	Albertson’s (Haggen) Supermarket
Canyon Park Shopping Center	1980/2012	2011	123,592	23	98.4%	PCC Community Markets, Rite Aid Pharmacy, Petco
Hawks Prairie Shopping Center	1988/2012	2011	157,529	24	100.0%	Safeway Supermarket, Dollar Tree, Big Lots
The Kress Building	1924/2005	2011	74,616	8	100.0%	IGA Supermarket, TJMaxx
Gateway Shopping Center	2007	2012	104,298	18	90.4%	WinCo Foods (2), Rite Aid Pharmacy, Ross Dress For Less

Aurora Square	1980	2012	38,030	4	100.0%	Central Supermarket
Canyon Crossing	2008-2009	2013	120,508	26	96.3%	Safeway Supermarket
Crossroads Shopping Center	1962/2004/ 2015	2010/2013	463,541	95	100.0%	Kroger (QFC) Supermarket, Bed Bath & Beyond, Dick’s Sporting Goods
Aurora Square II	1987	2014	70,720	11	97.5%	Marshall’s, Pier 1 Imports
Bellevue Marketplace	1971/1982/ 2017	2015	113,758	20	100.0%	Asian Family Market
Four Corner Square	1983/2015	2015	119,560	30	100.0%	Grocery Outlet Supermarket, Walgreens, Johnsons Home & Garden
Bridle Trails Shopping Center	1980/1984/ 1987	2016	105,486	29	100.0%	Grocery Outlet Supermarket, Bartell Drugs, Dollar Tree
PCC Community Markets Plaza	1981/2007	2017	34,459	1	100.0%	PCC Community Markets
Highland Hill Shopping Center	1956/1989/ 2006	2017	163,926	19	95.9%	Safeway Supermarket, LA Fitness, Dollar Tree, Petco
North Lynnwood Shopping Center	1963/1965/ 2003	2017	63,606	8	91.3%	Kroger (QFC) Supermarket
Portland metro area
Vancouver Market Center	1996/2012	2010	118,385	18	97.0%	Skyzone
Happy Valley Town Center	2007	2010	138,662	37	100.0%	New Seasons Supermarket
Wilsonville Old Town Square	2011	2010/2012	49,937	19	100.0%	Kroger (Fred Meyer) Supermarket (2)
Cascade Summit Town Square	2000	2010	94,934	29	97.3%	Safeway Supermarket
Heritage Market Center	2000	2010	107,468	17	98.3%	Safeway Supermarket, Dollar Tree
Division Crossing	1992	2010	103,561	19	98.8%	Rite Aid Pharmacy, Ross Dress For Less, Ace Hardware
Halsey Crossing	1992	2010	99,428	18	96.3%	24 Hour Fitness, Dollar Tree
Hillsboro Market Center	2001-2002	2011	156,021	22	100.0%	Albertson’s Supermarket, Dollar Tree, Ace Hardware
Robinwood Shopping Center	1980 / 2012	2013	70,831	16	100.0%	Walmart Neighborhood Market
Tigard Marketplace	1988/2005	2014	136,889	18	99.3%	H-Mart Supermarket, Bi-Mart Pharmacy
Wilsonville Town Center	1991/1996	2014	167,829	39	97.9%	Safeway Supermarket, Rite Aid Pharmacy, Dollar Tree
Tigard Promenade	1996	2015	88,043	16	100.0%	Safeway Supermarket
Sunnyside Village Square	1996-1997	2015	92,278	15	100.0%	Grocery Outlet Supermarket, 24 Hour Fitness, Ace Hardware
Johnson Creek Center	2003/2009	2015	108,588	15	100.0%	Trader Joe’s, Walgreens, Sportsman’s Warehouse
Rose City Center	1993/2012	2016	60,680	3	100.0%	Safeway Supermarket
Division Center	1986-1987/ 2013-2014	2017	121,904	24	100.0%	Grocery Outlet Supermarket, Rite Aid Pharmacy, Petco
Riverstone Marketplace	2002-2004	2017	95,774	23	98.5%	Kroger (QFC) Supermarket
Total Properties			10,499,613	1,968	97.1%
_______________

(1)	This tenant is not in possession of the space, but has an ongoing financial obligation to the Company.

(2)	Retailer is not a tenant of the Company.

As illustrated by the following tables, the Company’s shopping centers are substantially diversified by both tenant mix and by the staggering of its major tenant lease expirations.  For the year ended December 31, 2017, no single tenant comprised more than 6.0% of the total annual base rent of the Company’s portfolio.

The following table sets forth a summary schedule of the Company’s ten largest tenants by percent of total annual base rent, as of December 31, 2017.

Tenant	Number of Leases	% of Total Annual Base Rent (1)
Albertson’s / Safeway Supermarkets	21	6.0%
Kroger Supermarkets	12	3.4%
Rite Aid Pharmacy	14	1.6%
JP Morgan Chase	22	1.5%
SaveMart Supermarkets	4	1.4%
Marshall’s / TJMaxx	6	1.3%
Sprouts Markets	4	1.2%
Ross Dress For Less / dd’s Discounts	7	1.2%
Trader Joe’s	8	1.2%
H-Mart Supermarkets	3	1.2%
	101	20.0%
___________________

(1)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2017 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place across the Company’s total portfolio at December 31, 2017 (Annual Base Rent in thousands).

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Annual Base Rent %
2018	265	705,867	$17,877	8.7%
2019	281	1,038,569	22,904	11.1%
2020	292	1,192,524	23,922	11.6%
2021	285	1,125,504	23,400	11.3%
2022	288	1,199,667	25,997	12.6%
2023	165	1,206,825	22,353	10.9%
2024	76	502,815	9,554	4.6%
2025	67	553,038	10,506	5.1%
2026	72	579,343	10,862	5.2%
2027	67	408,179	8,995	4.4%
Thereafter	106	1,658,256	29,738	14.5%
Total	1,964	10,170,587	$206,108	100%
___________________

(1)	Assumes no tenants exercise renewal options or cancellation options.

(2)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2017 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place with the Company’s anchor tenants at December 31, 2017 (Annual Base Rent in thousands).  Anchor tenants are tenants with leases occupying at least 15,000 square feet or more.

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Annual Base Rent %
2018	7	240,284	$3,644	1.8%
2019	15	474,450	7,485	3.6%
2020	17	553,496	6,451	3.1%
2021	14	494,281	5,246	2.5%
2022	18	551,606	6,930	3.4%
2023	25	803,885	11,576	5.6%
2024	6	270,824	3,487	1.7%
2025	10	341,785	4,919	2.4%
2026	11	389,933	5,235	2.5%
2027	9	231,234	3,694	1.8%
Thereafter	33	1,326,833	20,609	10.0%
Total	165	5,678,611	$79,276	38.4%
____________________

(1)	Assumes no tenants exercise renewal or cancellation options.

(2)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2017 (including initial cash rent for new leases).

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ROIC Market Information

ROIC’s common stock trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “ROIC”. The following table sets forth, for the period indicated, the high and low sales price for ROIC’s common stock as reported by the NASDAQ and the per share dividends declared:

Period	High	Low	Dividends Declared
2017
First Quarter	$22.37	$20.13	$0.1875
Second Quarter	$22.06	$18.57	$0.1875
Third Quarter	$20.78	$18.66	$0.1875
Fourth Quarter	$20.09	$17.87	$0.1875
2016
First Quarter	$20.23	$16.90	$0.1800
Second Quarter	$21.91	$18.80	$0.1800
Third Quarter	$23.05	$21.03	$0.1800
Fourth Quarter	$21.92	$18.45	$0.1800

On February 16, 2018, the closing price of ROIC’s common stock as reported by the NASDAQ was $17.62.

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

The following table sets forth the dividends declared per share of ROIC’s common stock and the tax status for U.S. federal income tax purposes of such dividends declared during the years ended December 31, 2017 and 2016:

Year Ended December 31, 2017

Record Date	Payable Date	Total Dividend per Share	Ordinary Income per Share (1)	Return of Capital per Share
3/16/2017	3/30/2017	$0.1875	$0.15296	$0.03454
6/15/2017	6/29/2017	$0.1875	$0.15296	$0.03454
9/14/2017	9/28/2017	$0.1875	$0.15296	$0.03454
12/14/2017	12/28/2017	$0.1875	$0.15296	$0.03454
_________________

(1)	Ordinary Income per Share is non-qualified dividend income.

Year Ended December 31, 2016

Record Date	Payable Date	Total Dividend per Share	Ordinary Income per Share (1)	Return of Capital per Share
3/16/2016	3/30/2016	$0.1800	$0.13945	$0.04055
6/15/2016	6/29/2016	$0.1800	$0.13945	$0.04055
9/15/2016	9/29/2016	$0.1800	$0.13945	$0.04055
12/15/2016	12/29/2016	$0.1800	$0.13945	$0.04055
_________________

(1)	Ordinary Income per Share is non-qualified dividend income.

As of December 31, 2017, 90.5% of the outstanding interests in the Operating Partnership were owned by the Company.

Holders

As of February 16, 2018, ROIC had 64 registered holders.  Such information was obtained through the registrar and transfer agent.

Operating Partnership

There is no established trading market for the Operating Partnership’s OP Units. The following table sets forth the distributions per OP Unit with respect to the periods indicated:

Period	Distributions
2017
First Quarter	$0.1875
Second Quarter	$0.1875
Third Quarter	$0.1875
Fourth Quarter	$0.1875
2016
First Quarter	$0.1800
Second Quarter	$0.1800
Third Quarter	$0.1800
Fourth Quarter	$0.1800

The Operating Partnership intends to make regular quarterly distributions to holders of OP Units, to the extent authorized by ROIC’s board of directors. As of December 31, 2017, the Operating Partnership had 50 registered holders, including Retail Opportunity Investments GP, LLC.

Stockholder Return Performance

The above graph compares the cumulative total return on the Company’s common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the National Association of Real Estate Investment Trusts Equity Index (“FTSE NAREIT Equity REITs”) from December 31, 2012 through December 31, 2017.  The stock price performance graph assumes that an investor invested $100 in each of ROIC and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of ROIC’s shares of common stock.

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Retail Opportunity Investments Corp.	100.00	119.67	142.21	157.89	193.04	189.16
S&P500	100.00	132.39	150.51	152.59	170.84	208.14
FTSE NAREIT Equity REITs	100.00	102.47	133.35	137.61	149.33	157.14

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

The following table presents certain information about the Company’s equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by stockholders	278,500	$10.79	1,103,418
Equity compensation plans not approved by stockholders	—	—	—
Total	278,500	$10.79	1,103,418

Item 6.  Selected Financial Data

The following tables set forth selected financial and operating information on a historical basis for ROIC and the Operating Partnership, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the Company’s financial statements, including the notes, included elsewhere herein.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(in thousands, except share data)

	Year Ended December 31,
Retail Opportunity Investments Corp.	2017	2016	2015	2014	2013
Statement of Operations Data:
Total revenues	$273,260	$237,189	$192,699	$155,864	$111,232
Operating expenses	179,595	160,018	133,364	112,090	83,457
Operating income	93,665	77,171	59,335	43,774	27,775
Gain on consolidation of joint venture	—	—	—	—	20,382
Gain on sale of real estate	—	—	—	4,869	—
Interest expense and other finance expenses	50,977	40,741	34,243	27,593	15,855
Income from continuing operations	42,688	36,430	25,092	21,050	34,692
Loss from discontinued operations	—	—	—	—	(714)
Net income	42,688	36,430	25,092	21,050	33,978
Net Income Attributable to Retail Opportunity Investments Corp.	38,477	32,754	23,864	20,301	33,813
Weighted average shares outstanding – Basic:	109,400,123	104,072,222	95,651,780	83,411,230	67,419,497
Weighted average shares outstanding – Diluted:	121,743,831	116,039,940	100,017,781	87,453,409	71,004,380
Income per share – Basic:
Income from continuing operations	$0.35	$0.31	$0.25	$0.24	$0.51
Net Income Attributable to Retail Opportunity Investments Corp.	$0.35	$0.31	$0.25	$0.24	$0.50
Income per share – Diluted:
Income from continuing operations	$0.35	$0.31	$0.25	$0.24	$0.49
Net Income Attributable to Retail Opportunity Investments Corp.	$0.35	$0.31	$0.25	$0.24	$0.48
Dividends per common share	$0.75	$0.72	$0.68	$0.64	$0.60
Balance Sheet Data:
Real Estate Investments, net	$2,849,282	$2,493,997	$2,162,306	$1,697,725	$1,314,934
Cash and cash equivalents	11,553	13,125	8,844	10,773	7,920
Total assets	3,039,198	2,662,969	2,301,448	1,861,028	1,446,995
Total liabilities	1,709,557	1,347,404	1,136,432	898,246	741,585
Non-controlling interests – redeemable OP Units	—	—	33,674	—	—
Total equity	1,329,641	1,315,565	1,131,342	962,782	705,410

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(in thousands, except share data)

	Year Ended December 31,
Retail Opportunity Investments Partnership, LP	2017	2016	2015	2014	2013
Statement of Operations Data:
Total revenues	$273,260	$237,189	$192,699	$155,864	$111,232
Operating expenses	179,595	160,018	133,364	112,090	83,457
Operating income	93,665	77,171	59,335	43,774	27,775
Gain on consolidation of joint venture	—	—	—	—	20,382
Gain on sale of real estate	—	—	—	4,869	—
Interest expense and other finance expenses	50,977	40,741	34,243	27,593	15,855
Income from continuing operations	42,688	36,430	25,092	21,050	34,692
Loss from discontinued operations	—	—	—	—	(714)
Net income	42,688	36,430	25,092	21,050	33,978
Net Income Attributable to Retail Opportunity Investments Partnership, LP	42,688	36,430	25,092	21,050	33,978
Weighted average units outstanding – Basic:	121,460,958	115,819,731	99,738,504	86,573,888	68,258,005
Weighted average units outstanding – Diluted:	121,743,831	116,039,940	100,017,781	87,453,409	71,004,380
Income per unit – Basic:
Income from continuing operations	$0.35	$0.31	$0.25	$0.24	$0.51
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$0.35	$0.31	$0.25	$0.24	$0.50
Income per unit – Diluted:
Income from continuing operations	$0.35	$0.31	$0.25	$0.24	$0.49
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$0.35	$0.31	$0.25	$0.24	$0.48
Distributions per unit	$0.75	$0.72	$0.68	$0.64	$0.60
Balance Sheet Data:
Real Estate Investments, net	$2,849,282	$2,493,997	$2,162,306	$1,697,725	$1,314,934
Cash and cash equivalents	11,553	13,125	8,844	10,773	7,920
Total assets	3,039,198	2,662,969	2,301,448	1,861,028	1,446,995
Total liabilities	1,709,557	1,347,404	1,136,432	898,246	741,585
Redeemable limited partners	—	—	33,674	—	—
Total capital	1,329,641	1,315,565	1,131,342	962,782	705,410

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of December 31, 2017, ROIC owned an approximate 90.5% partnership interest and other limited partners owned the remaining 9.5% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of December 31, 2017, the Company’s portfolio consisted of 92 properties (91 retail and one office) totaling approximately 10.5 million square feet of GLA. As of December 31, 2017, the Company’s portfolio was approximately 97.1% leased. During the year ended December 31, 2017, the Company leased and renewed approximately 399,000 and 958,000 square feet, respectively, in its portfolio.

The table below provides a reconciliation of beginning of year vacant space to end of year vacant space as of December 31, 2017.

Vacant Space Square Footage
Vacant space at December 31, 2016	237,752
Square footage vacated	231,795
Vacant space in acquired properties	53,138
Square footage leased	(219,587)
Vacant space at December 31, 2017	303,098

The Company has committed approximately $15.3 million, or $38.39 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2017. The Company has committed approximately $1.0 million, or $2.53 per square foot, in leasing commissions for the new leases that occurred during the year ended December 31, 2017. Additionally, the Company has committed approximately $950,000, or $0.99 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2017. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2017.

Results of Operations

At December 31, 2017, the Company had 92 properties (91 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of December 31, 2017. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

Property operating income is a non-GAAP financial measure of performance. The Company defines property operating income as operating revenues (base rent, recoveries from tenants and other income), less property and related expenses (property operating expenses and property taxes). Property operating income excludes general and administrative expenses, mortgage interest income, depreciation and amortization, acquisition transaction costs, other expense, interest expense, gains and losses from property acquisitions and dispositions, equity in earnings from unconsolidated joint ventures, extraordinary items, and amortization of tenant improvements and leasing commissions. Other REITs may use different methodologies for calculating property operating income, and accordingly, the Company’s property operating income may not be comparable to other REITs.

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

Results of Operations for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Property Operating Income

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to consolidated property operating income for the years ended December 31, 2017 and 2016 (in thousands).

		Year Ended December 31,
		2017	2016
Operating income per GAAP		$93,665	$77,171
Plus:	Depreciation and amortization	96,256	88,359
	General and administrative expenses	14,103	13,120
	Acquisition transaction costs	4	824
	Other expenses	418	456
Property operating income		$204,446	$179,930

The following comparison for the year ended December 31, 2017 compared to the year ended December 31, 2016, makes reference to the effect of the same-center properties. Same-center properties, which totaled 72 of the Company’s 92 properties as of December 31, 2017, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for one shopping center that is currently under contract to be sold and is slated for new multi-family development and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2017 related to the 72 same-center properties owned by the Company during the entirety of both the years ended December 31, 2017 and 2016 and consolidated into the Company’s financial statements during such periods (in thousands).

		Year Ended December 31, 2017
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$92,114	$1,551	$93,665
Plus:	Depreciation and amortization	76,147	20,109	96,256
	General and administrative expenses (1)	—	14,103	14,103
	Acquisition transaction costs	—	4	4
	Other expenses (1)	—	418	418
Property operating income		$168,261	$36,185	$204,446
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2016 related to the 72 same-center properties owned by the Company during the entirety of both the years ended December 31, 2017 and 2016 and consolidated into the Company’s financial statements during such periods (in thousands).

		Year Ended December 31, 2016
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$85,378	$(8,207)	$77,171
Plus:	Depreciation and amortization	79,909	8,450	88,359
	General and administrative expenses (1)	—	13,120	13,120
	Acquisition transaction costs	201	623	824
	Other expenses (1)	—	456	456
Property operating income		$165,488	$14,442	$179,930
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the year ended December 31, 2017, the Company generated property operating income of approximately $204.4 million compared to property operating income of $179.9 million generated during the year ended December 31, 2016. Property operating income increased by $24.5 million during the year ended December 31, 2017 primarily as a result of an increase in the number of properties owned by the Company in 2017 compared to 2016 and an increase in same-center properties’ operating income.  As of December 31, 2017, the Company owned 92 properties as compared to 82 properties at December 31, 2016. The properties acquired during 2017 and 2016 increased property operating income in 2017 by approximately $21.7 million. The 72 same-center properties increased property operating income by approximately $2.8 million. This increase is primarily due to an increase in base rents.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the year ended December 31, 2017 of approximately $96.3 million compared to $88.4 million incurred during the year ended December 31, 2016. Depreciation and amortization expenses were higher in 2017 as a result of an increase in the number of properties owned by the Company in 2017 compared to 2016.

General and administrative expenses

The Company incurred general and administrative expenses during the year ended December 31, 2017 of approximately $14.1 million compared to $13.1 million incurred during the year ended December 31, 2016. General and administrative expenses increased approximately $983,000 primarily as a result of an increase in compensation-related expenses.

Acquisition transaction costs

The Company incurred property acquisition costs during the year ended December 31, 2017 of approximately $4,000 compared to $824,000 incurred during the year ended December 31, 2016. Acquisition costs decreased approximately $820,000 as a result of the Company’s prospective adoption of Accounting Standards Update No. 2017-1, “Business Combinations: Clarifying the Definition of a Business” on October 1, 2016. The standard issued by the FASB redefined the definition of a business, whereby an acquisition in which substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset is accounted for as an asset acquisition. As a result, transaction costs related to such an acquisition are capitalized. During the year ended December 31, 2017 and the three months ended December 31, 2016, the Company concluded that its acquisitions did not meet the definition of a business and accounted for such acquisitions as asset acquisitions and capitalized all transactions costs related to completed and in-process acquisitions.

Interest expense and other finance expenses

During the year ended December 31, 2017, the Company incurred approximately $51.0 million of interest expense compared to approximately $40.7 million during the year ended December 31, 2016. Interest expense increased approximately $10.2 million primarily due to a higher debt level as a result of acquisitions and interest incurred related to the Senior Notes Due 2026 issued in September 2016 and the Senior Notes Due 2027 issued in December 2017.

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

		Year Ended December 31, 2015
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$69,507	$(10,172)	$59,335
Plus:	Depreciation and amortization	64,722	6,235	70,957
	General and administrative expenses (1)	—	12,650	12,650
	Acquisition transaction costs	95	870	965
	Other expenses (1)	—	627	627
Property operating income		$134,324	$10,210	$144,534
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

Interest expense and other finance expenses

During the year ended December 31, 2016, the Company incurred approximately $40.7 million of interest expense compared to approximately $34.2 million during the year ended December 31, 2015. Interest expense increased approximately $6.5 million primarily due to a higher debt level as a result of acquisitions, and interest incurred related to the Senior Notes Due 2026 issued in September 2016.

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

As previously discussed, effective October 1, 2016, the Company prospectively adopted ASU No. 2017-1. Accordingly, during the year ended December 31, 2017 and the three months ended December 31, 2016, the Company concluded that its acquisitions did not meet the definition of a business and accounted for such acquisitions as asset acquisitions and capitalized all transaction costs related to completed and in-process acquisitions. Acquisition costs that are expensed will reduce our FFO. For the years ended December 31, 2017, 2016 and 2015, the Company expensed $4,000, $824,000 and $965,000, respectively, relating to real estate acquisitions.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the years ended December 31, 2017, 2016 and 2015 (in thousands).

	Year Ended December 31,
	2017	2016	2015
Net income attributable to ROIC	$38,477	$32,754	$23,864
Plus: Depreciation and amortization	96,256	88,359	70,957
Funds from operations – basic	134,733	121,113	94,821
Net income attributable to non-controlling interests	4,211	3,676	1,228
Funds from operations – diluted	$138,944	$124,789	$96,049

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2017 and 2016. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 72 of the Company’s 92 properties as of December 31, 2017, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for one shopping center that is currently under contract to be sold and is slated for new multi-family development and is no longer being managed as a retail asset (in thousands).

	Year Ended December 31,
	2017	2016
GAAP operating income	$93,665	$77,171
Depreciation and amortization	96,256	88,359
General and administrative expenses	14,103	13,120
Acquisition transaction costs	4	824
Other expense	418	456
Property revenues and other expenses (1)	(22,404)	(17,636)
Total Company cash NOI	182,042	162,294
Non same-center cash NOI	(27,337)	(12,171)
Same-center cash NOI	$154,705	$150,123
______________________

(1)
Includes straight-line rents, amortization of above-market and below-market lease intangibles, anchor lease termination fees, net of contractual amounts, and expense and recovery adjustments related to prior periods.

During the year ended December 31, 2017, the Company generated same-center cash NOI of approximately $154.7 million compared to same-center cash NOI of approximately $150.1 million generated during the year ended December 31, 2016, representing a 3.1% increase. This increase is primarily due to an increase in base rents, recoveries and other income.

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

	Year Ended December 31,
	2016	2015
GAAP operating income	$77,171	$59,335
Depreciation and amortization	88,359	70,957
General and administrative expenses	13,120	12,650
Acquisition transaction costs	824	965
Other expense	456	627
Property revenues and other expenses (1)	(18,775)	(16,223)
Total Company cash NOI	161,155	128,311
Non same-center cash NOI	(35,497)	(9,001)
Same-center cash NOI	$125,658	$119,310
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

Recent U.S. Federal Income Tax Legislation

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1, the “TCJA”) was signed into law. The TCJA makes significant changes to U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Certain key provisions of the TCJA that could impact the Company and its stockholders, beginning in 2018, include the following:

•
Reduced Tax Rates. The highest individual U.S. federal income tax rate on ordinary income is reduced from 39.6% to 37% (through taxable years ending in 2025), and the maximum corporate income tax rate is reduced from 35% to 21%. In addition, individuals, trust, and estates that own the Company’s stock are permitted to deduct up to 20% of dividends received from the Company (other than dividends that are designated as capital gain dividends or qualified dividend income), generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025). Furthermore, the amount that the Company is required to withhold on distributions to non-U.S. stockholders that are treated as attributable to gains from the Company’s sale or exchange of U.S. real property interests is reduced from 35% to 21%.

•
Net Operating Losses. The Company may not use net operating losses generated beginning in 2018 to offset more than 80% of the Company’s taxable income (prior to the application of the dividends paid deduction). Net operating losses generated beginning in 2018 can be carried forward indefinitely but can no longer be carried back.

•
Limitation on Interest Deductions. The amount of interest expense that certain taxpayers, including the Company and its taxable REIT subsidiary, may deduct for a taxable year is limited to the sum of (i) the taxpayer’s business interest income for the taxable year, and (ii) 30% of the taxpayer’s “adjusted taxable income” for the taxable year. For taxable years beginning before January 1, 2022, adjusted taxable income means earnings before interest, taxes, depreciation, and amortization (“EBITDA”); for taxable years beginning on or after January 1, 2022, adjusted taxable income is limited to earnings before interest and taxes (“EBIT”). Taxpayers engaged in certain real estate businesses, including real estate rental, operation, and management, can generally elect to be treated as an “electing real property trade or business,” in which case the limitation described above generally will not apply. It is expected that the Company or the Operating Partnership would be entitled to make this election. An electing real property trade or business is required to use the alternative depreciation system, which generally results in longer depreciation periods and therefore lower depreciation deductions for certain categories of tangible property.

•	Alternative Minimum Tax. The corporate alternative minimum tax is eliminated.

•
Income Accrual. The Company is required to recognize certain items of income for U.S. federal income tax purposes no later than the Company would report such items on its financial statements. This provision may override many of the U.S. federal income tax rules relating to the timing of income inclusions. The provision generally applies to taxable years beginning after December 31, 2017, but will apply with respect to income from a debt instrument having “original issue discount” for U.S. federal income tax purposes only for taxable years beginning after December 31, 2018.

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

During the year ended December 31, 2017, the Company’s primary source of cash was distributions from the Operating Partnership. As of December 31, 2017, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

During the year ended December 31, 2014, ROIC entered into three separate Sales Agreements (the “Original Sales Agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. (each individually, an “Original Agent” and collectively, the “Original Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Original Agents either as agents or principals. On May 23, 2016, ROIC entered into two additional sales agreements (the “Additional Sales Agreements”, and together with the Original Sales Agreements, the “Sales Agreements”) with each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated (the “Additional Agents”, and together with the Original Agents, the “Agents”) pursuant to which the Company may sell shares of ROIC’s common stock through the Additional Agents either as agents or principals. During the year ended December 31, 2017, ROIC sold a total of 34,001 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $681,000 and commissions of approximately $9,000 paid to the Agents.

For the year ended December 31, 2017, dividends paid to stockholders totaled approximately $82.9 million. Additionally, for the year ended December 31, 2017, the Operating Partnership made distributions of approximately $8.7 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $128.3 million.  For the year ended December 31, 2016, dividends paid to stockholders totaled approximately $75.7 million. Additionally, for the year ended December 31, 2016, the Operating Partnership made distributions of approximately $8.4 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $114.7 million.

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

During the year ended December 31, 2017, the Operating Partnership’s primary sources of cash were (i) proceeds from the issuance of senior unsecured debt, (ii) cash flow from operations, (iii) proceeds from bank borrowings under the credit facility, and (iv) cash contributed by ROIC from the issuance of common stock. As of December 31, 2017, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

On September 29, 2015, the Company entered into a term loan agreement under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective September 8, 2017, the Company entered into a First Amended and Restated Term

Loan Agreement (the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from January 31, 2019 to September 8, 2022, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective September 8, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility Agreement”) pursuant to which the borrowing capacity was increased from $500.0 million to $600.0 million. The maturity date of the credit facility was extended from January 31, 2019 to September 8, 2021, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2017.

As of December 31, 2017, $300.0 million and $143.5 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the year ended December 31, 2017 were 2.2% and 2.1%, respectively. The Company had no available borrowings under the term loan at December 31, 2017. The Company had $456.5 million available to borrow under the credit facility at December 31, 2017.

On November 10, 2017, the Operating Partnership entered into a Note Purchase Agreement which provided for the issuance of $250.0 million principal amount of 4.19% Senior Notes Due 2027 (the “Senior Notes Due 2027”) in a private placement effective December 15, 2017. The Senior Notes Due 2027 pay interest on June 15 and December 15 of each year, commencing on June 15, 2018, and mature on December 15, 2027, unless prepaid earlier by the Operating Partnership. The Operating Partnership’s performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net Cash Provided by (Used in):
Operating activities	$128,295	$114,682	$86,917
Investing activities	$(322,607)	$(325,090)	$(337,115)
Financing activities	$192,740	$214,689	$248,269

Net Cash Flows from:

Operating Activities

Increase in cash flows provided by operating activities from 2016 to 2017:

Net cash flows provided by operating activities amounted to $128.3 million during the year ended December 31, 2017, compared to $114.7 million during the year ended December 31, 2016. During the year ended December 31, 2017, cash flows provided by operating activities increased by approximately $13.6 million primarily due to an increase in property operating income of approximately $24.5 million, offset by an increase in interest expense of approximately $10.2 million due to higher borrowing amounts in 2017 as compared to 2016.

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

Investing Activities

Decrease in cash flows used in investing activities from 2016 to 2017:

Net cash flows used by investing activities amounted to $322.6 million during the year ended December 31, 2017, compared to $325.1 million during the year ended December 31, 2016. During the year ended December 31, 2017, cash flows used in investing activities decreased approximately $2.5 million, primarily due to the decrease in investments in real estate of approximately $21.5 million, offset by an increase in improvements to properties of approximately $13.3 million and an increase in restricted cash of approximately $3.8 million of funds being held with an exchange accomodator under Section 1031 of the Code.

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

Financing Activities

Decrease in cash flows provided by financing activities from 2016 to 2017:

Net cash flows provided by financing activities amounted to $192.7 million during the year ended December 31, 2017, compared to $214.7 million during the year ended December 31, 2016. During the year ended December 31, 2017, cash flows provided by financing activities decreased approximately $21.9 million, primarily due to a decrease of $180.4 million in proceeds from the sale of common stock, and an increase in dividends paid to common shareholders of approximately $7.2 million, offset by an increase of $50.0 million in proceeds received from the issuance of senior notes, a decrease of approximately $83.0 million in net payments on the credit facility, and a $38.7 million decrease in cash redemption of OP Units.

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

Contractual Obligations

The following table presents the Company’s operating lease obligations and the principal and interest amounts of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding, at December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$19,612	$550	$577	$717	$24,133	$60,731	$106,320
Mortgage Notes Payable Interest	4,335	3,796	3,774	3,737	3,170	5,100	23,912
Term loan (2)	—	—	—	—	300,000	—	300,000
Credit facility (3)	—	—	—	143,500	—	—	143,500
Senior Notes Due 2027 (4)	10,504	10,475	10,475	10,475	10,475	302,346	354,750
Senior Notes Due 2026 (4)	7,900	7,900	7,900	7,900	7,900	231,600	271,100
Senior Notes Due 2024 (4)	10,000	10,000	10,000	10,000	10,000	270,000	320,000
Senior Notes Due 2023 (4)	12,500	12,500	12,500	12,500	12,500	262,500	325,000
Operating lease obligations	1,273	1,278	1,286	1,282	1,304	35,347	41,770
Total	$66,124	$46,499	$46,512	$190,111	$369,482	$1,167,624	$1,886,352
__________________

(1)	Does not include unamortized mortgage premium of approximately $1.9 million as of December 31, 2017.

(2)
For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of December 31, 2017 which was 2.7%. Borrowings under the term loan accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

(3)
For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the interest rate on the credit facility as of December 31, 2017 which was 2.6%. Borrowings under the credit facility accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(4)	Represents payments of interest only in years 2018 through 2022 and payments of both principal and interest thereafter.

The Company has committed approximately $16.3 million and $1.0 million in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the year ended December 31, 2017. As of December 31, 2017, the Company did not have any capital lease obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of December 31, 2017, the Company does not have any off-balance sheet arrangements.

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

On September 29, 2015, the Company entered into a term loan agreement under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective September 8, 2017, the Company entered into a First Amended and Restated Term Loan Agreement (the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from January 31, 2019 to September 8, 2022, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. The Operating Partnership has an unsecured revolving credit facility with several banks. Effective September 8, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility Agreement”) pursuant to which the borrowing capacity was increased from $500.0 million to $600.0 million. The maturity date of the credit facility was extended from January 31, 2019 to September 8, 2021, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity up to an aggregate of $1.2 billion, subject to lender consents and other conditions.

On November 10, 2017, the Operating Partnership entered into a Note Purchase Agreement which provided for the issuance of $250.0 million principal amount of 4.19% Senior Notes Due 2027 (the “Senior Notes Due 2027”) in a private placement effective December 15, 2017. The Senior Notes Due 2027 pay interest on June 15 and December 15 of each year, commencing on June 15, 2018, and mature on December 15, 2027, unless prepaid earlier by the Operating Partnership. The Operating Partnership’s performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC.

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

The Company plans to finance future acquisitions through a combination of operating cashflow, borrowings under the credit facility, the assumption of existing mortgage debt, the issuance of OP Units, equity and debt offerings, and the potential sale of existing assets. In addition, the Company may acquire retail properties indirectly through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

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

As of December 31, 2017, the Company had $443.5 million of variable rate debt outstanding.  The Company has primarily used fixed-rate debt and forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 11, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into four interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of December 31, 2017, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	December 31, 2017 Value	Increase 50 basis points	Increase 100 basis points
$50,000	$(21)	$231	$480	$728	$974
$50,000	$29	$281	$529	$777	$1,023
$100,000	$(2,744)	$(513)	$1,665	$3,784	$5,851
$100,000	$(2,744)	$(513)	$1,665	$3,784	$5,851

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedules listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010
San Diego, California
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

Opinion on Internal Control over Financial Reporting
We have audited Retail Opportunity Investments Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Retail Opportunity Investments Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Retail Opportunity Investments Corp. as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedules listed in the index at Item 8 and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Diego, California
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Retail Opportunity Investments Partnership, LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Partnership, LP (the “Operating Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, Partners’ capital, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedules listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Operating Partnership’s management.  Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the the Operating Partnership’s auditor since 2013
San Diego, California
February 22, 2018

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Real Estate Investments:
Land	$878,797	$766,199
Building and improvements	2,230,600	1,920,819
	3,109,397	2,687,018
Less: accumulated depreciation	260,115	193,021
Real Estate Investments, net	2,849,282	2,493,997
Cash and cash equivalents	11,553	13,125
Restricted cash	5,412	125
Tenant and other receivables, net	43,257	35,820
Deposits	500	—
Acquired lease intangible assets, net	82,778	79,205
Prepaid expenses	2,853	3,317
Deferred charges, net	37,167	34,753
Other	6,396	2,627
Total assets	$3,039,198	$2,662,969

LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,816	$299,191
Credit facility	140,329	95,654
Senior Notes Due 2027	248,751	—
Senior Notes Due 2026	199,752	199,727
Senior Notes Due 2024	245,887	245,354
Senior Notes Due 2023	245,696	245,051
Mortgage notes payable	107,915	71,303
Acquired lease intangible liabilities, net	178,984	154,958
Accounts payable and accrued expenses	18,638	18,294
Tenants’ security deposits	6,771	5,950
Other liabilities	18,018	11,922
Total liabilities	1,709,557	1,347,404

Commitments and contingencies

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 112,347,451 and 109,301,762 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	11	11
Additional paid-in capital	1,412,590	1,357,910
Dividends in excess of earnings	(210,490)	(165,951)
Accumulated other comprehensive loss	1,856	(3,729)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,203,967	1,188,241
Non-controlling interests	125,674	127,324
Total equity	1,329,641	1,315,565
Total liabilities and equity	$3,039,198	$2,662,969

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Base rents	$210,564	$183,330	$148,622
Recoveries from tenants	58,818	51,454	40,562
Other income	3,878	2,405	3,515
Total revenues	273,260	237,189	192,699

Operating expenses
Property operating	39,151	32,201	28,475
Property taxes	29,663	25,058	19,690
Depreciation and amortization	96,256	88,359	70,957
General and administrative expenses	14,103	13,120	12,650
Acquisition transaction costs	4	824	965
Other expense	418	456	627
Total operating expenses	179,595	160,018	133,364

Operating income	93,665	77,171	59,335

Non-operating expenses
Interest expense and other finance expenses	(50,977)	(40,741)	(34,243)
Net income	42,688	36,430	25,092
Net income attributable to non-controlling interests	(4,211)	(3,676)	(1,228)
Net Income Attributable to Retail Opportunity Investments Corp.	$38,477	$32,754	$23,864

Earnings per share – basic and diluted	$0.35	$0.31	$0.25

Dividends per common share	$0.75	$0.72	$0.68

Comprehensive income:
Net income	$42,688	$36,430	$25,092
Other comprehensive income:
Unrealized swap derivative gain arising during the period	3,665	541	—
Reclassification adjustment for amortization of interest expense included in net income	1,920	2,473	2,139
Other comprehensive income	5,585	3,014	2,139
Comprehensive income	48,273	39,444	27,231
Comprehensive income attributable to non-controlling interests	(4,211)	(3,676)	(1,228)
Comprehensive income attributable to Retail Opportunity Investments Corp	$44,062	$35,768	$26,003

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2014	92,991,333	$9	$1,013,561	$(80,976)	$(8,882)	$39,070	$962,782
Shares issued under the 2009 Plan	381,577	—	—	—	—	—	—
Shares withheld for employee taxes	(78,570)	—	(1,317)	—	—	—	(1,317)
Cancellation of restricted stock	(2,832)	—	—	—	—	—	—
Stock based compensation expense	—	—	4,684	—	—	—	4,684
Issuance of OP Units to non-controlling interests	—	—	—	—	—	116,640	116,640
Redemption of OP Units	174,959	—	3,184	—	—	(3,184)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	49,609	—	—	(49,609)	—
Proceeds from the issuance of common stock	6,064,567	1	101,292	—	—	—	101,293
Registration expenditures	—	—	(4,618)	—	—	—	(4,618)
Cash dividends ($0.68 per share)	—	—	—	(65,718)	—	(2,764)	(68,482)
Dividends payable to officers	—	—	—	(161)	—	—	(161)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	23,864	—	—	23,864
Net income attributable to non-controlling interests	—	—	—	—	—	1,228	1,228
Other comprehensive income	—	—	—	—	2,139	—	2,139
Total	99,531,034	10	1,166,395	(122,991)	(6,743)	101,381	1,138,052
Less: Promissory note secured by equity	—	—	—	—	—	(6,710)	(6,710)
Balance at December 31, 2015	99,531,034	10	1,166,395	(122,991)	(6,743)	94,671	1,131,342
Shares issued under the 2009 Plan	341,306	—	—	—	—	—	—
Shares withheld for employee taxes	(76,262)	—	(1,368)	—	—	—	(1,368)
Cancellation of restricted stock	(7,332)	—	—	—	—	—	—
Stock based compensation expense	—	—	4,916	—	—	—	4,916
Issuance of OP Units to non-controlling interests	—	—	—	—	—	48,175	48,175
Redemption of OP Units	755,762	—	15,990	—	—	(15,990)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(7,182)	(7,182)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(5,627)	—	—	5,627	—
Proceeds from the issuance of common stock	8,757,254	1	184,880	—	—	—	184,881
Registration expenditures	—	—	(7,276)	—	—	—	(7,276)
Cash dividends ($0.72 per share)	—	—	—	(75,537)	—	(8,363)	(83,900)
Dividends payable to officers	—	—	—	(177)	—	—	(177)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	32,754	—	—	32,754
Net income attributable to non-controlling interests	—	—	—	—	—	3,676	3,676
Other comprehensive income	—	—	—	—	3,014	—	3,014
Total	109,301,762	11	1,357,910	(165,951)	(3,729)	120,614	1,308,855
Proceeds from repayment of promissory note receivable secured by equity	—	—	—	—	—	6,710	6,710
Balance at December 31, 2016	109,301,762	11	1,357,910	(165,951)	(3,729)	127,324	1,315,565
Shares issued under the 2009 Plan	353,261	—	44	—	—	—	44
Shares withheld for employee taxes	(74,331)	—	(1,571)	—	—	—	(1,571)
Cancellation of restricted stock	(1,999)	—	—	—	—	—	—
Stock based compensation expense	—	—	6,190	—	—	—	6,190
Issuance of OP Units to non-controlling interests	—	—	—	—	—	49,599	49,599
Redemption / Exchange of OP Units	2,555,933	—	50,155	—	—	(50,155)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(150)	(150)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(3,574)	—	—	3,574	—
Proceeds from the issuance of common stock	212,825	—	4,481	—	—	—	4,481
Registration expenditures	—	—	(1,045)	—	—	—	(1,045)
Cash dividends ($0.75 per share)	—	—	—	(82,781)	—	(8,729)	(91,510)
Dividends payable to officers	—	—	—	(235)	—	—	(235)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	38,477	—	—	38,477
Net income attributable to non-controlling interests	—	—	—	—	—	4,211	4,211
Other comprehensive income	—	—	—	—	5,585	—	5,585
Balance at December 31, 2017	112,347,451	$11	$1,412,590	$(210,490)	$1,856	$125,674	$1,329,641
 See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,688	$36,430	$25,092
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	96,256	88,359	70,957
Amortization of deferred financing costs and mortgage premiums, net	2,026	2,088	662
Straight-line rent adjustment	(6,176)	(4,560)	(5,013)
Amortization of above and below market rent	(17,078)	(13,847)	(9,890)
Amortization relating to stock based compensation	6,190	4,916	4,684
Provisions for tenant credit losses	1,191	1,805	1,984
Other noncash interest expense	2,139	2,139	2,139
Change in operating assets and liabilities:
Restricted cash	(643)	66	264
Tenant and other receivables	(2,452)	(4,412)	(2,599)
Prepaid expenses	464	(1,363)	501
Accounts payable and accrued expenses	456	4,417	512
Other assets and liabilities, net	3,234	(1,356)	(2,376)
Net cash provided by operating activities	128,295	114,682	86,917

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(263,366)	(284,867)	(313,623)
Increase in restricted cash	(3,800)	—	—
Improvements to properties	(54,097)	(40,758)	(27,515)
Deposits on real estate acquisitions, net	(500)	500	4,000
Construction escrows and other	(844)	35	23
Net cash used in investing activities	(322,607)	(325,090)	(337,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(8,848)	(7,816)	(84,308)
Proceeds from new mortgage loan	—	—	35,500
Proceeds from term loan	—	—	300,000
Proceeds from draws on credit facility	327,500	332,500	430,000
Payments on credit facility	(282,000)	(370,000)	(451,000)
Proceeds from issuance of Senior Notes Due 2027	250,000	—	—
Proceeds from issuance of Senior Notes Due 2026	—	200,000	—
Issuance of promissory note receivable	—	—	(6,710)
Proceeds on repayment of promissory note receivable	—	6,710	—
Redemption of OP Units	(150)	(38,820)	—
Distributions to OP Unitholders	(8,729)	(8,363)	(2,764)
Deferred financing and other costs	(3,845)	(266)	(1,849)
Proceeds from the sale of common stock	4,481	184,881	101,293
Registration expenditures	(1,225)	(7,097)	(4,739)
Dividends paid to common shareholders	(82,917)	(75,672)	(65,837)
Common shares issued under the 2009 Plan	44	—	—
Shares withheld for employee taxes	(1,571)	(1,368)	(1,317)
Net cash provided by financing activities	192,740	214,689	248,269
Net (decrease) increase in cash and cash equivalents	(1,572)	4,281	(1,929)
Cash and cash equivalents at beginning of period	13,125	8,844	10,773
Cash and cash equivalents at end of period	$11,553	$13,125	$8,844

Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$253	$206	$241
Interest paid	$46,271	$34,275	$31,996

Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions	$49,599	$46,140	$150,315
Fair value of assumed mortgages upon acquisition	$46,034	$17,618	$19,024
Intangible lease liabilities	$45,456	$32,615	$37,480
Interest rate swap asset	$3,446	$875	$—
Accrued real estate improvement costs	$383	$601	$590
Redemption / Exchange of OP Units	$50,155	$15,990	$3,184
 See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	December 31, 2017	December 31, 2016
ASSETS
Real Estate Investments:
Land	$878,797	$766,199
Building and improvements	2,230,600	1,920,819
	3,109,397	2,687,018
Less: accumulated depreciation	260,115	193,021
Real Estate Investments, net	2,849,282	2,493,997
Cash and cash equivalents	11,553	13,125
Restricted cash	5,412	125
Tenant and other receivables, net	43,257	35,820
Deposits	500	—
Acquired lease intangible assets, net	82,778	79,205
Prepaid expenses	2,853	3,317
Deferred charges, net	37,167	34,753
Other	6,396	2,627
Total assets	$3,039,198	$2,662,969

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,816	$299,191
Credit facility	140,329	95,654
Senior Notes Due 2027	248,751	—
Senior Notes Due 2026	199,752	199,727
Senior Notes Due 2024	245,887	245,354
Senior Notes Due 2023	245,696	245,051
Mortgage notes payable	107,915	71,303
Acquired lease intangible liabilities, net	178,984	154,958
Accounts payable and accrued expenses	18,638	18,294
Tenants’ security deposits	6,771	5,950
Other liabilities	18,018	11,922
Total liabilities	1,709,557	1,347,404

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,202,111	1,191,970
Limited partners’ capital	125,674	127,324
Accumulated other comprehensive loss	1,856	(3,729)
Total capital	1,329,641	1,315,565
Total liabilities and capital	$3,039,198	$2,662,969

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Revenues
Base rents	$210,564	$183,330	$148,622
Recoveries from tenants	58,818	51,454	40,562
Other income	3,878	2,405	3,515
Total revenues	273,260	237,189	192,699

Operating expenses
Property operating	39,151	32,201	28,475
Property taxes	29,663	25,058	19,690
Depreciation and amortization	96,256	88,359	70,957
General and administrative expenses	14,103	13,120	12,650
Acquisition transaction costs	4	824	965
Other expense	418	456	627
Total operating expenses	179,595	160,018	133,364

Operating income	93,665	77,171	59,335
Non-operating expenses
Interest expense and other finance expenses	(50,977)	(40,741)	(34,243)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$42,688	$36,430	$25,092

Earnings per unit - basic and diluted	$0.35	$0.31	$0.25

Distributions per unit	$0.75	$0.72	$0.68

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$42,688	$36,430	$25,092
Other comprehensive income:
Unrealized swap derivative gain arising during the period	3,665	541	—
Reclassification adjustment for amortization of interest expense included in net income	1,920	2,473	2,139
Other comprehensive income	5,585	3,014	2,139
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$48,273	$39,444	$27,231

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive loss	Capital
Balance at December 31, 2014	3,921,314	$39,070	92,991,333	$932,594	$(8,882)	$962,782
OP Units issued under the 2009 Plan	—	—	381,577	—	—	—
OP Units withheld for employee taxes	—	—	(78,570)	(1,317)	—	(1,317)
Cancellation of OP Units	—	—	(2,832)	—	—	—
Stock based compensation expense	—	—	—	4,684	—	4,684
Issuance of OP Units in connection with acquisition	8,449,248	116,640	—	—	—	116,640
Equity redemption of OP Units	(174,959)	(3,184)	174,959	3,184	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	(49,609)	—	49,609	—	—
Issuance of OP Units in connection with sale of common stock	—	—	6,064,567	101,293	—	101,293
Registration expenditures	—	—	—	(4,618)	—	(4,618)
Cash distributions ($0.68 per unit)	—	(2,764)	—	(65,718)	—	(68,482)
Distributions payable to officers	—	—	—	(161)	—	(161)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,228	—	23,864	—	25,092
Other comprehensive income	—	—	—	—	2,139	2,139
Total	12,195,603	101,381	99,531,034	1,043,414	(6,743)	1,138,052
Less: Promissory note secured by capital	—	(6,710)	—	—	—	(6,710)
Balance at December 31, 2015	12,195,603	94,671	99,531,034	1,043,414	(6,743)	1,131,342
OP Units issued under the 2009 Plan	—	—	341,306	—	—	—
OP Units withheld for employee taxes	—	—	(76,262)	(1,368)	—	(1,368)
Cancellation of OP Units	—	—	(7,332)	—	—	—
Stock based compensation expense	—	—	—	4,916	—	4,916
Issuance of OP Units in connection with acquisitions	2,434,833	48,175		—	—	48,175
Equity redemption of OP Units	(755,762)	(15,990)	755,762	15,990	—	—
Cash redemption of OP Units	(2,206,613)	(7,182)	—	—		(7,182)
Adjustment to non-controlling interests ownership in Operating Partnership	—	5,627	—	(5,627)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	8,757,254	184,881	—	184,881
Registration expenditures	—	—	—	(7,276)	—	(7,276)
Cash distributions ($0.72 per unit)	—	(8,363)	—	(75,537)	—	(83,900)
Distributions payable to officers	—	—	—	(177)	—	(177)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	3,676	—	32,754	—	36,430
Other comprehensive income	—	—	—	—	3,014	3,014
Total	11,668,061	120,614	109,301,762	1,191,970	(3,729)	1,308,855
Proceeds from repayment of promissory note receivable secured by capital	—	6,710	—	—	—	6,710
Balance at December 31, 2016	11,668,061	127,324	109,301,762	1,191,970	(3,729)	1,315,565
OP units issued under the 2009 Plan	—	—	353,261	44	—	44
OP Units withheld for employee taxes	—	—	(74,331)	(1,571)	—	(1,571)
Cancellation of OP Units	—	—	(1,999)	—	—	—
Stock based compensation expense	—	—	—	6,190	—	6,190
Issuance of OP Units in connection with acquisitions	2,573,927	49,599	—	—	—	49,599
Equity redemption of OP Units	(2,555,933)	(50,155)	2,555,933	50,155	—	—
Cash redemption of OP Units	(7,064)	(150)	—	—	—	(150)
Adjustment to non-controlling interests ownership in Operating Partnership	—	3,574	—	(3,574)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	212,825	4,481	—	4,481
Registration expenditures	—	—	—	(1,045)	—	(1,045)
Cash distributions ($0.75 per unit)	—	(8,729)	—	(82,781)	—	(91,510)
Distributions payable to officers	—	—	—	(235)	—	(235)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	4,211	—	38,477	—	42,688
Other comprehensive income	—	—	—	—	5,585	5,585
Balance at December 31, 2017	11,678,991	$125,674	112,347,451	$1,202,111	$1,856	$1,329,641

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,688	$36,430	$25,092
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	96,256	88,359	70,957
Amortization of deferred financing costs and mortgage premiums, net	2,026	2,088	662
Straight-line rent adjustment	(6,176)	(4,560)	(5,013)
Amortization of above and below market rent	(17,078)	(13,847)	(9,890)
Amortization relating to stock based compensation	6,190	4,916	4,684
Provisions for tenant credit losses	1,191	1,805	1,984
Other noncash interest expense	2,139	2,139	2,139
Change in operating assets and liabilities:
Restricted cash	(643)	66	264
Tenant and other receivables	(2,452)	(4,412)	(2,599)
Prepaid expenses	464	(1,363)	501
Accounts payable and accrued expenses	456	4,417	512
Other assets and liabilities, net	3,234	(1,356)	(2,376)
Net cash provided by operating activities	128,295	114,682	86,917

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(263,366)	(284,867)	(313,623)
Increase in restricted cash	(3,800)	—	—
Improvements to properties	(54,097)	(40,758)	(27,515)
Deposits on real estate acquisitions, net	(500)	500	4,000
Construction escrows and other	(844)	35	23
Net cash used in investing activities	(322,607)	(325,090)	(337,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(8,848)	(7,816)	(84,308)
Proceeds from new mortgage loan	—	—	35,500
Proceeds from term loan	—	—	300,000
Proceeds from draws on credit facility	327,500	332,500	430,000
Payments on credit facility	(282,000)	(370,000)	(451,000)
Proceeds from issuance of Senior Notes Due 2027	250,000	—	—
Proceeds from issuance of Senior Notes Due 2026	—	200,000	—
Issuance of promissory note receivable	—	—	(6,710)
Proceeds on repayment of promissory note receivable	—	6,710	—
Redemption of OP Units	(150)	(38,820)	—
Deferred financing and other costs	(3,845)	(266)	(1,849)
Proceeds from the issuance of OP Units in connection with issuance of common stock	4,481	184,881	101,293
Registration expenditures	(1,225)	(7,097)	(4,739)
Distributions to OP Unitholders	(91,646)	(84,035)	(68,601)
Issuance of OP Units under the 2009 Plan	44	—	—
OP Units withheld for employee taxes	(1,571)	(1,368)	(1,317)
Net cash provided by financing activities	192,740	214,689	248,269
Net (decrease) increase in cash and cash equivalents	(1,572)	4,281	(1,929)
Cash and cash equivalents at beginning of period	13,125	8,844	10,773
Cash and cash equivalents at end of period	$11,553	$13,125	$8,844

Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$253	$206	$241
Interest paid	$46,271	$34,275	$31,996

Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions	$49,599	$46,140	$150,315
Fair value of assumed mortgages upon acquisition	$46,034	$17,618	$19,024
Intangible lease liabilities	$45,456	$32,615	$37,480
Interest rate swap asset	$3,446	$875	$—
Accrued real estate improvement costs	$383	$601	$590
Redemption / Exchange of OP Units	$50,155	$15,990	$3,184

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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities.” The pronouncement was issued to simplify the on-going assessment of hedge effectiveness and increase transparency related to hedge accounting. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU No. 2017-12 effective July 1, 2017 using the modified retrospective approach. The Company determined there is no impact to the Company’s historical results as a result of adoption of the new standard and therefore no adjustment to retained earnings from application of the ASU.

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations: Clarifying the Definition of a Business.” The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU 2017-1 effective October 1, 2016. For the period from October 1, 2016 through December 31, 2017, for the Company’s acquisitions it was concluded substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business under ASU No. 2017-1. Acquisition transaction costs associated with these property acquisitions were capitalized to real estate investments.

In February 2016, the FASB issued ASU No. 2016-2, “Leases.” ASU No. 2016-2 is expected to result in the recognition of a right-to-use asset and related liability to account for future obligations under ground lease agreements for which the Company is the lessee. As of December 31, 2017, the remaining contractual payments under ground lease agreements aggregated approximately $41.8 million. In addition, this ASU will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred.

As a lessor, under current accounting standards, the Company recognizes rental revenue from its operating leases on a straight-line basis over the respective lease terms. The Company commences recognition of rental revenue at the date the property is ready for its intended use and the tenant takes possession of or controls the physical use of the property.  Under current accounting standards, tenant recoveries related to payments of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses are considered lease components. The Company recognizes these tenant recoveries as revenue when services are rendered in an amount equal to the related operating expenses incurred that are recoverable under the terms of the applicable lease.

Under ASU 2016-2, each lease agreement will be evaluated to identify the lease components and nonlease components at lease inception. The total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative standalone selling prices. Lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance for operating leases (straight-line basis). In January 2018, the FASB issued a proposed amendment to ASU No. 2016-2 that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease.

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

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2017. The Company will adopt the provisions of ASU No. 2014-9 effective January 1, 2018 using the modified retrospective approach. As discussed above, leases are specifically excluded from ASU No. 2014-9 and will be governed by the applicable lease codification; however, this update may have implications on certain variable payment terms included in lease agreements. Upon adoption of ASU No. 2016-2 in 2019, the Company may be required to classify its tenant recoveries into lease and nonlease components, whereby the nonlease components would be subject to the revenue recognition ASU, pending the resolution of the proposed amendment issued by the FASB in January 2018. Property services categorized as nonlease components that are reimbursed by the Company’s tenants may need to be presented on a net basis if it is determined that the Company holds an agent arrangement.

The Company evaluated the revenue recognition for all contracts within this scope under existing accounting standards and under ASU No. 2014-9 and confirmed that there were no differences in the amounts recognized or the pattern of recognition. Therefore, the adoption of this ASU did not result in an adjustment to the Company’s retained earnings on January 1, 2018.

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

Federal Income Taxes

The Company has elected to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the “Code”).  Under those sections, a REIT that, among other things, distributes at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) and meets certain other qualifications prescribed by the Code, will not be taxed on that portion of its taxable income that is distributed.

Although it may qualify as a REIT for U.S. federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located.  In addition, taxable income from non-REIT activities managed through the Company’s taxable REIT subsidiary (“TRS”), if any, is fully subject to U.S. federal, state and local income taxes. For all periods from inception through September 26, 2013 the Operating Partnership had been an entity disregarded from its sole owner, ROIC, for U.S. federal income tax purposes and as such had not been subject to U.S. federal income taxes. Effective September 27, 2013, the Operating Partnership issued OP Units in connection with the acquisitions of two shopping centers. Accordingly, the Operating Partnership ceased being a disregarded entity and instead is being treated as a partnership for U.S. federal income tax purposes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2017, the statute of limitations for tax years 2014 through and including 2016 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1, the “TCJA”) was signed into law, which makes significant changes to U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. The Company continues to evaluate the impact the TCJA will have on its consolidated financial statements.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  During the years ended December 31, 2017 and 2016, capitalized costs related to the improvements or replacement of real estate properties were approximately $54.5 million and $41.4 million, respectively.

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions.  In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the years ended December 31, 2017, 2016 and 2015 of approximately $4,000, $824,000 and $965,000, respectively.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2017.

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

Restricted Cash

Restricted cash primarily represents cash that is being held by a qualified intermediary in anticipation of the acquisition of a replacement property in a tax-free exchange under Section 1031 of the Code. Additionally, the terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders.  Such “restricted cash” is generally available only for property level requirements for which the reserves have been established and is not available to fund other property level or Company level obligations.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at December 31, 2017 and December 31, 2016 was approximately $6.4 million and $5.2 million, respectively.

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

The unamortized balances of deferred leasing costs included in deferred charges in the Consolidated Balance Sheet as of December 31, 2017 that will be charged to future operations are as follows (in thousands):

Lease Origination Costs
2018	$7,937
2019	6,537
2020	5,267
2021	4,353
2022	3,425
Thereafter	9,648
$37,167

The unamortized balances of deferred financing costs associated with the Company’s term loan, unsecured revolving credit facility, Senior Notes Due 2027, Senior Notes Due 2026, Senior Notes Due 2024, Senior Notes Due 2023, and mortgage notes payable included as a direct reduction from the carrying amount of the related debt instrument in the Consolidated Balance Sheet as of December 31, 2017 that will be charged to future operations are as follows (in thousands):

Financing Costs
2018	$1,805
2019	1,793
2020	1,793
2021	1,525
2022	849
Thereafter	1,515
$9,280

Internal Capitalized Leasing Costs

The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the years ended December 31, 2017, 2016 and 2015, the Company capitalized approximately $1.2 million, $1.2 million and $1.1 million, respectively, of such payroll-related costs.

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

For the years ended December 31, 2017, 2016 and 2015, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock grants awarded under the

2009 Plan described in Note 8 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$42,688	$36,430	$25,092
Less income attributable to non-controlling interests	(4,211)	(3,676)	(1,228)
Less earnings allocated to unvested shares	(319)	(270)	(229)
Net income available for common stockholders, basic	$38,158	$32,484	$23,635
Numerator:
Net income	$42,688	$36,430	$25,092
Less earnings allocated to unvested shares	(319)	(270)	(229)
Net income available for common stockholders, diluted	$42,369	$36,160	$24,863
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	109,400,123	104,072,222	95,651,780
OP units	12,060,835	11,747,509	4,086,724
Restricted stock awards – performance-based	153,807	86,996	174,198
Stock options	129,066	133,213	105,079
Denominator for diluted EPS – weighted average common equivalent shares	121,743,831	116,039,940	100,017,781

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$42,688	$36,430	$25,092
Less earnings allocated to unvested shares	(319)	(270)	(229)
Net income available to unitholders, basic and diluted	$42,369	$36,160	$24,863
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	121,460,958	115,819,731	99,738,504
Restricted stock awards – performance-based	153,807	86,996	174,198
Stock options	129,066	133,213	105,079
Denominator for diluted earnings per unit – weighted average common equivalent units	121,743,831	116,039,940	100,017,781

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 8.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  Restricted stock grants vest based upon the completion of a service period (“time based grants”) and/or the Company meeting certain established market specific financial performance criteria (“performance based grants”).  Time based grants are valued according to the market price for the

Company’s common stock at the date of grant.  For performance based grants, a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company’s policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and time based grants of stock are expensed as compensation on a straight-line basis over the vesting period.  Depending on the terms of the agreement, certain awards of performance based grants are expensed as compensation under an accelerated attribution method while certain are expensed as compensation on a straight-line basis over the vesting period. All awards of performance based grants are recognized in income regardless of the results of the performance criteria.

Derivatives

The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. When the Company terminates a derivative for which cash flow hedging was being applied, the balance which was recorded in Other Comprehensive Income is amortized to interest expense over the remaining contractual term of the derivative. The Company includes cash payments made to terminate interest rate derivative as an operating activity on the statement of cash flows, given the nature of the underlying cash flows that the derivative was hedging.

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

2.  Real Estate Investments

The following real estate investment transactions occurred during the years ended December 31, 2017 and 2016.

Property Acquisitions in 2017

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

On January 25, 2017, the Company acquired the property known as PCC Community Markets Plaza located in Edmonds, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $8.7 million. PCC Community Markets Plaza is approximately 34,000 square feet and is anchored by PCC Community Markets. The property was acquired with available cash from operations.

On March 17, 2017, the Company acquired the property known as The Terraces located in Rancho Palos Verdes, California, within the Los Angeles metropolitan area, for an adjusted purchase price of approximately $54.2 million. The Terraces is approximately 173,000 square feet and is anchored by Trader Joe’s, Marshall’s and LA Fitness. The property was acquired with borrowings under the Company’s unsecured revolving credit facility (the “credit facility”).

On March 24, 2017, the Company acquired the property known as Santa Rosa Southside Shopping Center located in Santa Rosa, California, within the San Francisco metropolitan area, for an adjusted purchase price of approximately $28.9 million. Santa Rosa Southside Shopping Center is approximately 86,000 square feet and is anchored by REI and Cost Plus World Market. The property was acquired with borrowings under the credit facility and the issuance of 168,497 OP Units with a fair value of approximately $3.6 million.

On April 5, 2017, the Company acquired the property known as Division Center, located in Portland, Oregon, for an adjusted purchase price of approximately $33.1 million. Division Center is approximately 122,000 square feet and is anchored by Grocery Outlet Supermarket, Rite Aid Pharmacy and Petco. The property was acquired with borrowings under the credit facility.

On May 9, 2017, the Company acquired the property known as Highland Hill, located in Tacoma, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $47.4 million. Highland Hill is approximately 164,000 square feet and is anchored by Safeway Supermarket, LA Fitness, Dollar Tree and Petco. The property was acquired with borrowings under the credit facility.

On September 19, 2017, the Company acquired the property known as Monta Loma Plaza, located in Mountain View, California, within the San Francisco metropolitan area, for an adjusted purchase price of approximately $30.0 million. Monta Loma Plaza is approximately 48,000 square feet and is anchored by Safeway Supermarket. The property was acquired with borrowings under the credit facility.

On October 11, 2017, the Company acquired the properties known as Fullerton Crossroads and Riverstone Marketplace. Fullerton Crossroads, located in Fullerton, California, within Orange County, was acquired for an adjusted purchase price of approximately $61.6 million, is approximately 220,000 square feet and is anchored by Kroger (Ralph’s) Supermarket. Riverstone Marketplace, located in Vancouver, Washington, within the Portland metropolitan area, was acquired for an adjusted purchase price of approximately $31.7 million, is approximately 96,000 square feet and is anchored by Kroger (QFC) Supermarket. The properties were acquired through the issuance of 2,405,430 OP Units with a fair value of approximately $46.0 million and the assumption of existing debt on the properties with a fair value of approximately $46.0 million.

On October 19, 2017, the Company acquired the property known as North Lynnwood Shopping Center, located in Lynnwood, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $13.3 million. North Lynnwood Shopping Center is approximately 64,000 square feet and is anchored by Kroger (QFC) Supermarket. The property was acquired with borrowings under the credit facility.

On November 30, 2017, the Company acquired the property known as The Village at Nellie Gail Ranch, located in Laguna Hills, California, within Orange County, for an adjusted purchase price of approximately $46.1 million. The Village at Nellie Gail Ranch is approximately 88,000 square feet and is anchored by Smart & Final Extra Supermarket. The property was acquired with borrowings under the credit facility.

Property Acquisitions in 2016

Business Combinations

Prior to the adoption of ASU 2017-1 on October 1, 2016, the Company accounted for its real estate property acquisitions as business combinations. During the year ended December 31, 2016, the Company acquired 6 properties throughout the west coast with a total of approximately 596,000 square feet for a net adjusted purchase price of approximately $270.9 million. In each of these acquisitions, the Company allocated the total consideration for each acquisition to the individual assets and liabilities acquired based on their fair values. These acquisitions were consummated prior to October 1, 2016, and accordingly, all transaction costs incurred in these acquisitions were expensed.

Asset Acquisitions

During the year ended December 31, 2016, the Company acquired assets throughout the west coast with a total of approximately 239,000 square feet for a net adjusted purchase price of approximately $76.9 million. The Company evaluated each of the following acquisitions and determined that substantially all of the fair value related to each acquisition was concentrated in a single identifiable asset. In each of these acquisitions, the Company allocated the total consideration for each acquisition to the individual assets and liabilities acquired on a relative fair value basis. These acquisitions were consummated subsequent to October 1, 2016, and accordingly, all transaction costs incurred in these acquisitions were capitalized.

Any reference to square footage or occupancy is unaudited and outside the scope of our independent registered public accounting firm’s audit of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the years ended December 31, 2017 and 2016 (in thousands).

	December 31, 2017	December 31, 2016
Assets
Land	$109,356	$96,113
Building and improvements	265,040	258,584
Acquired lease intangible asset	22,024	19,667
Deferred charges	8,034	6,876
Assets acquired	$404,454	$381,240
Liabilities
Mortgage notes assumed	$46,034	$17,618
Acquired lease intangible liability	45,456	32,615
Liabilities assumed	$91,490	$50,233

Pro Forma Financial Information

The pro forma financial information is based upon the Company’s historical consolidated statements of operations for the year ended December 31, 2016, adjusted to give effect to the above completed business combination transactions as if they occurred on January 1, 2015. The pro forma financial information set forth below is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred as if they occurred on January 1 2015, nor does it purport to represent the results of future operations. The below pro forma financial information does not include asset acquisitions that occurred during the year ended December 31, 2017 or the three months ended December 31, 2016 (in thousands).

Year Ended December 31, 2016
Statement of operations:
Revenues	$245,116
Net income attributable to Retail Opportunity Investments Corp.	$33,169

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2017 for the properties acquired during the year ended December 31, 2017 (in thousands).

Year Ended December 31, 2017
Statement of operations:
Revenues	$13,500
Net income attributable to Retail Opportunity Investments Corp.	$2,948

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2016 for the properties acquired during the year ended December 31, 2016 (in thousands).

Year Ended December 31, 2016
Statement of operations:
Revenues	$15,230
Net income attributable to Retail Opportunity Investments Corp.	$2,513

3.  Acquired Lease Intangibles

Intangible assets and liabilities as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Assets:
In-place leases	$99,924	$93,952
Accumulated amortization	(36,971)	(33,034)
Above-market leases	33,176	30,251
Accumulated amortization	(13,351)	(11,964)
Acquired lease intangible assets, net	$82,778	$79,205
Liabilities:
Below-market leases	$222,929	$190,321
Accumulated amortization	(43,945)	(35,363)
Acquired lease intangible liabilities, net	$178,984	$154,958

For the years ended December 31, 2017, 2016 and 2015, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities for above and below market leases was $17.1 million, $13.8 million and $9.9 million, respectively, which amounts are included in base rents in the accompanying consolidated statements of operations and comprehensive income.  For the years ended December 31, 2017, 2016 and 2015, the net amortization of in-place leases was $14.4 million, $15.6 million and $13.2 million, respectively, which amounts are included in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive income.

The scheduled future amortization of acquired lease intangible assets as of December 31, 2017 is as follows (in thousands):

Year Ending December 31:
2018	$14,085
2019	10,270
2020	8,312
2021	6,554
2022	5,523
Thereafter	38,034
Total future amortization of acquired lease intangible assets	$82,778

The scheduled future amortization of acquired lease intangible liabilities as of December 31, 2017 is as follows (in thousands):

Year Ending December 31:
2018	$15,297
2019	14,334
2020	13,275
2021	12,064
2022	11,045
Thereafter	112,969
Total future amortization of acquired lease intangible liabilities	$178,984

4.  Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of December 31, 2017 are summarized as follows (in thousands):

Year Ending December 31:
2018	$193,314
2019	175,008
2020	153,451
2021	131,249
2022	105,293
Thereafter	448,171
Total minimum lease payments	$1,206,486

5.  Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s term loan, unsecured revolving credit facility, carve-out guarantees on property-level debt, the Senior Notes Due 2027, the Senior Notes Due 2026, the Senior Notes Due 2024 and the Senior Notes Due 2023.

Mortgage Notes Payable

On October 11, 2017, in connection with the acquisitions of Fullerton Crossroads and Riverstone Marketplace, the Company assumed two existing mortgage loans with outstanding principal balances of approximately $26.0 million and $18.5 million, respectively. On May 11, 2017, the Company repaid in full the Bernardo Heights mortgage note related to Bernardo Heights Plaza for a total of approximately $8.1 million, without penalty, in accordance with the prepayment provisions of the note.

The mortgage notes payable collateralized by respective properties and assignment of leases at December 31, 2017 and December 31, 2016, respectively, were as follows (in thousands, except interest rates):

Property	Maturity Date	Interest Rate	December 31, 2017	December 31, 2016
Bernardo Heights Plaza	July 2017	5.700%	$—	$8,216
Santa Teresa Village	February 2018	6.200%	10,138	10,383
Magnolia Shopping Center	October 2018	5.500%	8,951	9,135
Casitas Plaza Shopping Center	June 2022	5.320%	7,307	7,449
Riverstone Marketplace	July 2022	4.960%	18,424	—
Fullerton Crossroads	April 2024	4.728%	26,000	—
Diamond Hills Plaza	October 2025	3.550%	35,500	35,500
			$106,320	$70,683
Mortgage premiums			1,921	1,037
Net unamortized deferred financing costs			(326)	(417)
Total mortgage notes payable			$107,915	$71,303

The combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2018	$18,900	$712	$493	$20,105
2019	—	550	360	910
2020	—	577	360	937
2021	—	717	360	1,077
2022	23,130	1,003	223	24,356
Thereafter	58,787	1,944	125	60,856
Total	$100,817	$5,503	$1,921	$108,241

Term Loan and Credit Facility

The carrying values of the Company’s unsecured term loan (the “term loan”) were as follows (in thousands):

	December 31, 2017	December 31, 2016
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,184)	(809)
Term loan	$298,816	$299,191

On September 29, 2015, the Company entered into an unsecured term loan agreement under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective September 8, 2017, the Company entered into a First Amended and Restated Term Loan Agreement (the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from January 31, 2019 to September 8, 2022, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	December 31, 2017	December 31, 2016
Credit facility	$143,500	$98,000
Net unamortized deferred financing costs	(3,171)	(2,346)
Credit facility	$140,329	$95,654

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective September 8, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility Agreement”) pursuant to which the borrowing capacity was increased from $500.0 million to $600.0 million. The maturity date of the credit facility was extended from January 31, 2019 to September 8, 2021, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-).

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility are subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2017.

As of December 31, 2017, $300.0 million and $143.5 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the year ended December 31, 2017 were 2.2% and 2.1%, respectively. The Company had no available borrowings under the term loan at December 31, 2017. The Company had $456.5 million available to borrow under the credit facility at December 31, 2017.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	December 31, 2017	December 31, 2016
Principal amount	$250,000	$—
Net unamortized deferred financing costs	(1,249)	—
Senior Notes Due 2027	$248,751	$—

On November 10, 2017, the Operating Partnership entered into a Note Purchase Agreement which provided for the issuance of $250.0 million principal amount of 4.19% Senior Notes Due 2027 (the “Senior Notes Due 2027”) in a private placement effective December 15, 2017. The Senior Notes Due 2027 pay interest on June 15 and December 15 of each year, commencing on June 15, 2018, and mature on December 15, 2027, unless prepaid earlier by the Operating Partnership. The Operating Partnership’s performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC. The net proceeds were used to reduce borrowings under the credit facility. The interest expense recognized on the Senior Notes Due 2027 during the year ended December 31, 2017 included approximately $466,000 for the contractual coupon interest.

In connection with the issuance of the Senior Notes Due 2027, the Company incurred approximately $1.3 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2027.

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	December 31, 2017	December 31, 2016
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(248)	(273)
Senior Notes Due 2026	$199,752	$199,727

On July 26, 2016, the Operating Partnership entered into a Note Purchase Agreement, as amended, which provided for the issuance of $200.0 million principal amount of 3.95% Senior Notes Due 2026 (the “Senior Notes Due 2026”) in a private placement effective September 22, 2016. The Senior Notes Due 2026 pay interest on March 22 and September 22 of each year, commencing on March 22, 2017, and mature on September 22, 2026, unless prepaid earlier by the Operating Partnership. The Operating Partnership’s performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC. The net proceeds were used to reduce borrowings under the credit facility. The interest expense recognized on the Senior Notes Due 2026 during the year ended December 31, 2017 included approximately $7.9 million for the contractual coupon interest. The interest expense recognized on the Senior Notes Due 2026 during the year ended December 31, 2016 included approximately $2.2 million for the contractual coupon interest.

In connection with the issuance of the Senior Notes Due 2026, the Company incurred approximately $283,000 of deferred financing costs which are being amortized over the term of the Senior Notes Due 2026.

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	December 31, 2017	December 31, 2016
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,578)	(2,891)
Net unamortized deferred financing costs	(1,535)	(1,755)
Senior Notes Due 2024	$245,887	$245,354

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2024 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2024 during the year ended December 31, 2017 includes $10.0 million and approximately $313,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2024 during the year ended December 31, 2016 includes $10.0 million and approximately $300,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2024 offering, the Company incurred approximately $2.2 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2024.

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	December 31, 2017	December 31, 2016
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,737)	(3,119)
Net unamortized deferred financing costs	(1,567)	(1,830)
Senior Notes Due 2023	$245,696	$245,051

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized on the Senior Notes Due 2023 during the year ended December 31, 2017 includes approximately $12.5 million and approximately $382,000 for the contractual coupon interest and the accretion of the debt discount, respectively. The interest expense recognized on the Senior Notes Due 2023 during the year ended December 31, 2016 includes approximately $12.5 million and approximately $363,000 for the contractual coupon interest and the accretion of the debt discount, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

6.  Preferred Stock of ROIC

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of December 31, 2017 and 2016, there were no shares of preferred stock outstanding.

7.  Common Stock of ROIC

Equity Issuance

In connection with the acquisitions of Fullerton Crossroads and Riverstone Marketplace, a portion of the consideration for the properties was funded through the issuance of 2,405,430 OP Units. On December 12, 2017, the Company issued 2,584,254 shares of common stock, at a price per share of $21.25, in exchange for the 2,405,430 OP Units previously issued and the rights to approximately $3.8 million of cash to be used to acquire a third property to be identified by the Company. The proceeds of approximately $3.8 million are classified in Restricted Cash in the consolidated balance sheet as of December 31, 2017, as the proceeds are being held with an exchange accommodator under Section 1031 of the Code, and are expected to be used to purchase a replacement asset during the first half of 2018. The shares of common stock of the Company were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

On July 12, 2016, ROIC issued 6,555,000 shares of common stock in a registered public offering, including shares issued upon the exercise in full of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $133.0 million, after deducting the underwriters’ discounts and commissions and offering expenses. The net proceeds were used to reduce borrowings under the Operating Partnership’s revolving credit facility.

ATM

On September 19, 2014, ROIC entered into three separate Sales Agreements (the “Original Sales Agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. (each individually, an “Original Agent” and collectively, the “Original Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Original Agents either as agents or principals. On May 23, 2016, ROIC entered into two additional sales agreements (the “Additional Sales Agreements”, and together with the Original Sales Agreements, the “Sales Agreements”) with each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated (the “Additional Agents”, and together with the Original Agents, the “Agents”) pursuant to which the Company may sell shares of ROIC’s common stock through the Additional Agents either as agents or principals.

During the year ended December 31, 2017, ROIC sold a total of 34,001 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $681,000 and commissions of approximately $9,000 paid to the Agents. During the year ended December 31, 2016, ROIC sold a total of 2,202,254 shares under the Sales Agreements, which resulted in gross proceeds of approximately $45.6 million and commissions of approximately $584,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. Through the year ended December 31, 2017, the Company has not repurchased any shares of common stock under this program.

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

Restricted Stock

During the year ended December 31, 2017, ROIC awarded 419,394 shares of restricted common stock under the 2009 Plan, of which 149,475 shares are performance-based grants and the remainder of the shares are time based grants.  The performance-based grants vest based on pre-defined market-specific performance criteria with a vesting date on January 1, 2020.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2017, and changes during the year ended December 31, 2017 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	660,458	$16.10
Granted	419,394	$19.58
Vested	(296,386)	$15.61
Forfeited	(1,999)	$19.66
Non-vested at December 31, 2017	781,467	$18.14

As of December 31, 2017, there remained a total of approximately $7.0 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.7 years (irrespective of achievement of the performance conditions). The total fair value of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $6.3 million, $5.6 million and $4.6 million, respectively.

Stock Based Compensation Expense

For the years ended December 31, 2017, 2016 and 2015, the amounts charged to expense for all stock based compensation totaled approximately $6.2 million, $4.9 million and $4.7 million, respectively.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Code.  Under the 401K Plan, the Company made matching contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $70,000, $76,000 and $31,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

9. Capital of the Operating Partnership

As of December 31, 2017, the Operating Partnership had 124,026,442 OP Units outstanding. ROIC owned an approximate 90.5% interest in the Operating Partnership at December 31, 2017, or 112,347,451 OP Units. The remaining 11,678,991 OP Units are owned by other limited partners. A share of ROIC’s common stock and the OP Units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of December 31, 2017, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

In connection with the acquisitions of Fullerton Crossroads and Riverstone Marketplace, a portion of the consideration for the properties was funded through the issuance of 2,405,430 OP Units. On December 12, 2017, the Company issued 2,584,254 shares of common stock in exchange for the 2,405,430 OP Units previously issued and the rights to approximately $3.8 million of cash to be used to acquire a third property to be identified by the Company.

During the year ended December 31, 2017, ROIC received notices of redemption for a total of 157,567 OP Units (excluding the OP Units exchanged, as described above). ROIC elected to redeem 150,503 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 150,503 shares of ROIC common stock were issued. ROIC elected to redeem the remaining 7,064 OP Units in cash.

The redemption value of the OP Units owned by the limited partners as of December 31, 2017, not including ROIC, had such units been redeemed at December 31, 2017, was approximately $229.5 million, calculated based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding December 31, 2017, which amounted to $19.65 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and revolving credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 at December 31, 2017 is approximately $249.5 million, calculated using significant inputs which are not observable in the market. The fair value of the outstanding Senior Notes Due 2026 at December 31, 2017 is approximately $196.2 million, calculated using significant inputs which are not observable in the market. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2024 at December 31, 2017 is approximately $248.3 million. The fair value, based on inputs not quoted on active markets, but corroborated by market data, or Level 2, of the outstanding Senior Notes Due 2023 at December 31, 2017 is approximately $259.6 million. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed and are estimated to have a fair value of approximately $72.7 million with an interest rate range of 4.0% to 5.0% and a weighted average interest rate of 4.2% as of December 31, 2017. Mortgage notes payable originated by the Company are estimated to have a fair value of approximately $33.2 million with an interest rate of 4.6% as of December 31, 2017. These fair value measurements fall within level 3 of the fair value hierarchy.

11.  Derivative and Hedging Activities

The Company’s objectives in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The following is a summary of the terms of the Company’s current interest rate swaps as of December 31, 2017 (in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date
Bank of Montreal	$50,000	1/29/2016	1/31/2019
Regions Bank	$50,000	2/29/2016	1/31/2019
Bank of Montreal	$100,000	12/29/2017	8/31/2022
U.S. Bank	$100,000	12/29/2017	8/31/2022

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2017:
Assets
Derivative financial instruments	$—	$4,321	$—	$4,321

December 31, 2016
Assets
Derivative financial instruments	$—	$875	$—	$875

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $712,000 will be reclassified as an increase to interest expense related to the Company’s four outstanding swap arrangements and it’s previously cash-settled swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2017 and 2016, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	December 31, 2017 Fair Value	December 31, 2016 Fair Value
Interest rate products	Other assets	$4,321	$875

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2017, 2016, and 2015, respectively (in thousands).  Amounts reclassified from other comprehensive income (“OCI”) due to ineffectiveness are recognized as interest expense.

	Year Ended December 31,
	2017	2016	2015
Amount of gain recognized in OCI on derivatives	$3,665	$541	$—
Amount of loss reclassified from accumulated OCI into interest	$1,920	$2,473	$2,139

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

The Company has signed several ground leases for certain properties. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets. Rent expense, for both ground leases and corporate office storage space, was approximately $1.5 million, $831,000, and $1.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The following table represents the Company’s future minimum annual lease payments under operating leases as of December 31, 2017 (in thousands):

Operating Leases
2018	$1,273
2019	1,278
2020	1,286
2021	1,282
2022	1,304
Thereafter	35,347
Total minimum lease payments	$41,770

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

13.  Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space.  For the years ended December 31, 2017, 2016, and 2015, the Company incurred approximately $52,000, $46,000 and $42,000, respectively, of expenses relating to the agreements which were included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.

14.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 for ROIC are as follows (in thousands, except share data):

	Year Ended December 31, 2017
	March 31	June 30	September 30	December 31
Total revenues	$65,900	$66,640	$67,966	$72,754
Net income	$11,251	$9,197	$10,127	$12,113
Net income attributable to ROIC	$10,170	$8,309	$9,149	$10,849
Basic and diluted income per share	$0.09	$0.08	$0.08	$0.10

	Year Ended December 31, 2016
	March 31	June 30	September 30	December 31
Total revenues	$56,094	$58,671	$59,354	$63,070
Net income	$8,925	$8,638	$8,215	$10,652
Net income attributable to ROIC	$8,027	$7,704	$7,402	$9,621
Basic and diluted income per share	$0.08	$0.08	$0.07	$0.09

The unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 for the Operating Partnership are as follows (in thousands, except unit data):

	Year Ended December 31, 2017
	March 31	June 30	September 30	December 31
Total revenues	$65,900	$66,640	$67,966	$72,754
Net income attributable to the Operating Partnership	$11,251	$9,197	$10,127	$12,113
Basic and diluted income per unit	$0.09	$0.08	$0.08	$0.10

	Year Ended December 31, 2016
	March 31	June 30	September 30	December 31
Total revenues	$56,094	$58,671	$59,354	$63,070
Net income attributable to the Operating Partnership	$8,925	$8,638	$8,215	$10,652
Basic and diluted income per unit	$0.08	$0.08	$0.07	$0.09

15.  Subsequent Events

On February 20, 2018, the Company’s board of directors declared a cash dividend on its common stock of $0.1950 per share, payable on March 29, 2017 to holders of record on March 15, 2017.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition
Paramount Plaza, CA	$—	$6,347	$10,274	$317	$2,157	$6,664	$12,431	$19,095	$3,004	12/22/2009
Santa Ana Downtown Plaza, CA	—	7,895	9,890	—	3,746	7,895	13,636	21,531	2,747	1/26/2010
Meridian Valley Plaza, WA	—	1,881	4,795	—	1,510	1,881	6,305	8,186	1,361	2/1/2010
The Market at Lake Stevens, WA	—	3,087	12,397	—	420	3,087	12,817	15,904	3,000	3/16/2010
Norwood Shopping Center, CA	—	3,031	11,534	122	1,782	3,153	13,316	16,469	3,065	4/5/2010
Pleasant Hill Marketplace, CA	—	6,359	6,927	—	1,590	6,359	8,517	14,876	2,028	4/8/2010
Vancouver Market Center, WA	—	4,080	6,912	—	3,097	4,080	10,009	14,089	1,889	6/17/2010
Happy Valley Town Center, OR	—	11,678	27,011	—	2,046	11,678	29,057	40,735	6,753	7/14/2010
Cascade Summit, OR	—	8,853	7,732	—	388	8,853	8,120	16,973	2,245	8/20/2010
Heritage Market Center, WA	—	6,595	17,399	—	648	6,595	18,047	24,642	3,905	9/23/2010
Claremont Center, CA	—	5,975	1,019	183	4,526	6,158	5,545	11,703	2,245	9/23/2010
Shops At Sycamore Creek, CA	—	3,747	11,584	—	574	3,747	12,158	15,905	3,139	9/30/2010
Gateway Village, CA	—	5,917	27,298	—	727	5,917	28,025	33,942	5,806	12/16/2010
Division Crossing, OR	—	3,706	8,327	—	5,726	3,706	14,053	17,759	3,318	12/22/2010
Halsey Crossing, OR (2)	—	—	7,773	—	7,459	—	15,232	15,232	2,184	12/22/2010
Marketplace Del Rio,CA	—	13,420	22,251	9	1,991	13,429	24,242	37,671	5,429	1/3/2011
Pinole Vista, CA	—	12,894	30,670	—	2,659	12,894	33,329	46,223	5,274	1/6/2011
Desert Spring Marketplace, CA	—	8,517	18,761	443	5,953	8,960	24,714	33,674	4,820	2/17/2011
Mills Shopping Center, CA	—	4,084	16,833	—	10,646	4,084	27,479	31,563	6,435	2/17/2011
Morada Ranch, CA	—	2,504	19,547	—	506	2,504	20,053	22,557	4,204	5/20/2011
Renaissance, CA	—	8,640	13,848	—	639	8,640	14,487	23,127	2,710	8/3/2011
Country Club Gate, CA	—	6,487	17,341	—	1,194	6,487	18,535	25,022	3,828	7/8/2011
Canyon Park, WA	—	9,352	15,916	—	8,947	9,352	24,863	34,215	4,395	7/29/2011
Hawks Prairie, WA	—	5,334	20,694	—	2,142	5,334	22,836	28,170	3,970	9/8/2011
Kress Building, WA	—	5,693	20,866	—	4,680	5,693	25,546	31,239	5,271	9/30/2011
Round Hill Square, CA	—	6,358	17,734	—	796	6,358	18,530	24,888	3,799	8/23/2011
Hillsboro, OR (2)	—	—	17,553	—	780	—	18,333	18,333	3,780	11/23/2011
Gateway Shopping Center, WA (2)	—	6,242	23,462	—	(4)	6,242	23,458	29,700	4,033	2/16/2012
Euclid Plaza, CA	—	7,407	7,753	—	2,947	7,407	10,700	18,107	2,553	3/28/2012
Green Valley, CA	—	1,685	8,999	—	631	1,685	9,630	11,315	1,963	4/2/2012
Aurora Square, WA	—	3,002	1,693	—	(22)	3,002	1,671	4,673	458	5/3/2012

Marlin Cove, CA	—	8,815	6,797	—	1,955	8,815	8,752	17,567	1,892	5/4/2012
Seabridge, CA	—	5,098	17,164	—	2,831	5,098	19,995	25,093	3,373	5/31/2012
Novato, CA	—	5,329	4,412	—	1,335	5,329	5,747	11,076	829	7/24/2012
Glendora, CA	—	5,847	8,758	—	166	5,847	8,924	14,771	1,766	8/1/2012
Wilsonville, WA	—	4,181	15,394	—	559	4,181	15,953	20,134	2,639	8/1/2012
Bay Plaza, CA	—	5,454	14,857	—	1,326	5,454	16,183	21,637	2,840	10/5/2012
Santa Theresa, CA	10,138	14,965	17,162	—	4,855	14,965	22,017	36,982	3,889	11/8/2012
Cypress West, CA	—	15,480	11,819	80	2,023	15,560	13,842	29,402	2,615	12/7/2012
Redondo Beach, CA	—	16,242	13,625	36	166	16,278	13,791	30,069	2,196	12/28/2012
Harbor Place, CA	—	16,506	10,527	—	342	16,506	10,869	27,375	1,653	12/28/2012
Diamond Bar Town Center, CA	—	9,540	16,795	—	3,501	9,540	20,296	29,836	3,736	2/1/2013
Bernardo Heights, CA	—	3,192	8,940	—	701	3,192	9,641	12,833	1,521	2/6/2013
Canyon Crossing, WA	—	7,941	24,659	—	2,874	7,941	27,533	35,474	4,670	4/15/2013
Diamond Hills, CA	35,500	15,458	29,353	—	223	15,458	29,576	45,034	4,443	4/22/2013
Granada Shopping Center, CA	—	3,673	13,459	—	389	3,673	13,848	17,521	2,067	6/27/2013
Hawthorne Crossings, CA	—	10,383	29,277	—	413	10,383	29,690	40,073	4,183	6/27/2013
Robinwood, CA	—	3,997	11,317	12	887	4,009	12,204	16,213	1,810	8/23/2013
Five Points Plaza, CA	—	17,920	36,965	—	3,593	17,920	40,558	58,478	5,027	9/27/2013
Crossroads Shopping Center, CA	—	68,366	67,756	—	17,965	68,366	85,721	154,087	11,165	9/27/2013
Peninsula Marketplace, CA	—	14,730	19,214	—	1,900	14,730	21,114	35,844	2,795	11/1/2013
Country Club Village, CA	—	9,986	26,579	—	1,778	9,986	28,357	38,343	4,140	11/26/2013
Plaza de la Canada, CA (2)	—	10,351	24,819	—	400	10,351	25,219	35,570	3,028	12/13/2013
Tigard Marketplace, CA	—	13,587	9,603	—	513	13,587	10,116	23,703	1,670	2/18/2014
Creekside Plaza, CA	—	14,807	29,476	—	185	14,807	29,661	44,468	3,968	2/28/2014
North Park Plaza, CA	—	13,593	17,733	—	543	13,593	18,276	31,869	1,927	4/30/2014
Aurora Square II, WA	—	7,323	11,644	—	353	7,323	11,997	19,320	1,271	5/22/2014
Fallbrook Shopping Center (2)	—	21,232	186,197	83	7,215	21,315	193,412	214,727	20,913	6/13/2014
Moorpark Town Center, CA	—	7,063	19,694	—	1,568	7,063	21,262	28,325	2,670	12/4/2014
Mission Foothill Marketplace, CA	—	11,415	17,783	—	118	11,415	17,901	29,316	1,343	12/4/2014
Wilsonville Town Center, OR	—	10,334	27,101	—	456	10,334	27,557	37,891	2,749	12/11/2014
Park Oaks Shopping Center, CA	—	8,527	38,064	—	624	8,527	38,688	47,215	3,598	1/6/2016
Ontario Plaza, CA	—	9,825	26,635	—	1,415	9,825	28,050	37,875	2,759	1/6/2015
Winston Manor, CA	—	10,018	9,762	—	1,729	10,018	11,491	21,509	1,182	1/7/2015
Jackson Square, CA	—	6,886	24,558	—	933	6,886	25,491	32,377	1,933	7/1/2015
Tigard Promenade, OR	—	9,844	10,843	—	108	9,844	10,951	20,795	826	7/28/2015
Sunnyside Village Square, OR	—	4,428	13,324	—	3,313	4,428	16,637	21,065	1,143	7/28/2015
Gateway Centre, CA	—	16,275	28,308	—	2,858	16,275	31,166	47,441	2,130	9/1/2015
Johnson Creek, OR	—	9,009	22,534	—	1,345	9,009	23,879	32,888	1,761	11/9/2015
Iron Horse Plaza, CA	—	8,187	39,654	—	459	8,187	40,113	48,300	2,289	12/4/2015
Bellevue Marketplace, WA	—	10,488	39,119	—	6,812	10,488	45,931	56,419	2,464	12/10/2015

Four Corner Square, WA	—	9,926	31,415	—	459	9,926	31,874	41,800	2,136	12/21/2015
Warner Plaza Shopping Center, CA	—	16,104	60,188	—	7,429	16,104	67,617	83,721	3,770	12/31/2015
Magnolia Shopping Center, CA	8,951	12,501	27,040	—	1,084	12,501	28,124	40,625	1,596	3/10/2016
Casitas Plaza Shopping Center, CA	7,307	9,905	18,731	—	297	9,905	19,028	28,933	1,096	3/10/2016
Bouquet Center, CA	—	10,040	48,362	—	529	10,040	48,891	58,931	2,408	4/28/2016
North Ranch Shopping Center, CA	—	31,522	95,916	—	(6)	31,522	95,910	127,432	4,235	6/1/2016
Monterey Center, CA (2)	—	1,073	10,609	—	2	1,073	10,611	11,684	486	7/14/2016
Rose City Center, OR (2)	—	3,637	10,301	—	—	3,637	10,301	13,938	467	9/15/2016
Trader Joe’s at the Knolls, CA	—	9,726	18,299	—	20	9,726	18,319	28,045	702	10/3/2016
Bridle Trails Shopping Center, WA	—	11,534	20,700	—	357	11,534	21,057	32,591	840	10/17/2016
Torrey Hills Corporate Center, CA	—	5,579	3,915	—	1,393	5,579	5,308	10,887	138	12/6/2016
PCC Community Markets Plaza	—	1,856	6,914	—	7	1,856	6,921	$8,777	207	1/25/2017
The Terraces	—	18,378	37,103	—	355	18,378	37,458	$55,836	888	3/17/2017
Santa Rosa Southside Shopping Center	—	5,593	24,453	—	1,279	5,593	25,732	$31,325	552	3/24/2017
Division Center	—	6,917	26,098	—	242	6,917	26,340	$33,257	610	4/5/2017
Highland Hill Shopping Center	—	10,511	37,825	—	293	10,511	38,118	$48,629	796	5/9/2017
Monta Loma Plaza	—	18,223	11,113	—	3	18,223	11,116	$29,339	86	9/19/2017
Fullerton Crossroads	26,000	28,164	44,870	—	—	28,164	44,870	$73,034	351	10/11/2017
Riverstone Marketplace	18,424	5,113	27,594	—	5	5,113	27,599	$32,712	210	10/11/2017
North Lynnwood Shopping Center	—	4,923	10,335	—	2	4,923	10,337	$15,260	57	10/19/2017
The Village at Nellie Gail Ranch	—	9,222	36,889	—	97	9,222	36,986	$46,208	—	11/30/2017
	$106,320	$877,512	$2,055,143	$1,285	$175,457	$878,797	$2,230,600	$3,109,397	$260,115

(a)	RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES (in thousands)

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period:	$2,687,018	$2,296,617	$1,785,898
Property improvements during the year	54,481	41,359	28,104
Properties acquired during the year	374,004	354,035	485,853
Assets written off during the year	(6,106)	(4,993)	(3,238)
Balance at end of period:	$3,109,397	$2,687,018	$2,296,617

(b)	RECONCILIATION OF ACCUMULATED DEPRECIATION (in thousands)

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period:	$193,021	$134,311	$88,173
Depreciation expenses	72,725	63,872	49,619
Property assets fully depreciated and written off	(5,631)	(5,162)	(3,481)
Balance at end of period:	$260,115	$193,021	$134,311

(1)	Depreciation and investments in building and improvements reflected in the consolidated statement of operations is calculated over the estimated useful life of the assets as follows:

Building:  39-40 years
Property Improvements:  10-20 years

(2)	Property, or a portion thereof, is subject to a ground lease.

(3)	The aggregate cost for Federal Income Tax Purposes for real estate was approximately $2.8 billion at December 31, 2017.

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

During the year ended December 31, 2017, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the year ended December 31, 2017, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Corp.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of ROIC’s management, including the Chief Executive Officer and Chief Financial Officer, ROIC conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 52 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Partnership, LP)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of ROIC, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2017.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2017.

Item 11.  Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2017.

Item 14.  Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2017.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (2) Financial Statements and Schedules

Please refer to the Index to Consolidated Financial Statements included under Part II, Item 8. Financial Statements and Supplementary Data.

(a)(3) Exhibits

2.1
Articles of Merger, by and between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor, dated as of June 1, 2011 (2)

3.1	Articles of Amendment and Restatement (2)

3.2	Bylaws (2)

3.3
Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, by and among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013 (5)

3.4	Second Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 4, 2015 (11)

3.5	Third Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 10, 2015 (11)

3.6	Fourth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 31, 2015 (11)

3.7	Fifth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of March 10, 2016 (12)

3.8	Sixth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of March 24, 2017 (16)

3.9	Seventh Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of October 11, 2017 (18)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Indenture, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Wells Fargo Bank, National Association, dated as of December 9, 2013 (6)

4.4
First Supplemental Indenture, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and Wells Fargo Bank, National Association, dated as of December 9, 2013 (6)

4.5	5.000% Senior Notes due 2023 of Retail Opportunity Investments Partnership, LP, guaranteed by Retail Opportunity Investments Corp., dated as of December 9, 2013 (7)

4.6
Second Supplemental Indenture, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and Wells Fargo Bank, National Association (including Form of 4.000% Senior Notes due 2024 of Retail Opportunity Investments Partnership, LP, guaranteed by Retail Opportunity Investments Corp.), dated as of December 3, 2014 (9)

10.1	2009 Equity Incentive Plan (1)

10.2	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan (1)

10.3	Form of Option Award Agreement under 2009 Equity Incentive Plan (1)

10.4	Letter Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of April 2, 2012 (3)

10.5	Letter Agreement, by and between Retail Opportunity Investments Corp. and Laurie Sneve, dated as of October 24, 2012 (4)

10.6
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of September 27, 2013 (5)

10.7
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of September 27, 2013 (5)

10.8	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of September 27, 2013 (5)

10.9	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of September 27, 2013 (5)

10.10	Sales Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Jefferies LLC, dated as of September 19, 2014 (8)

10.11	Sales Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and KeyBanc Capital Markets, Inc., dated as of September 19, 2014 (8)

10.12	Sales Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and MLV & Co., dated as of September 19, 2014 (8)

10.13	Sales Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Raymond James & Associates, Inc., dated as of September 19, 2014 (8)

10.14
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 11, 2014 (10)

10.15	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holder named therein, dated as of December 11, 2014 (10)

10.16
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 4, 2015 (11)

10.17	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of December 4, 2015 (11)

10.18
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 10, 2015 (11)

10.19	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of December 10, 2015 (11)

10.20
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partner identified therein, dated as of December 31, 2015 (11)

10.21	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holder named therein, dated as of December 31, 2015 (11)

10.22
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partner identified therein, dated as of March 10, 2016 (12)

10.23	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holder named therein, dated as of March 10, 2016 (12)

10.24	Sales Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Canaccord Genuity Inc., dated as of May 23, 2016 (13)

10.25	Sales Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Robert W. Baird & Co. Incorporated, dated as of May 23, 2016 (13)

10.26
Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (14)

10.27	Employment Agreement, dated as of March 21, 2017, by and between the Company and Stuart A. Tanz (15)

10.28	Employment Agreement, dated as of March 21, 2017, by and between the Company and Richard K. Schoebel (15)

10.29	Employment Agreement, dated as of March 21, 2017, by and between the Company and Michael B. Haines (15)

10.30
Second Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, PNC Bank National Association and U.S. Bank National Association, as Co-Syndication Agents and the other lenders party thereto, dated as of September 8, 2017 (17)

10.31
First Amended and Restated Term Loan Agreement, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, BMO Capital Markets and Regions Bank, as Co-Syndication Agents, Capital One, National Association, as Documentation Agent, and the other lenders party thereto, dated as of September 8, 2017 (17)

10.32
First Amendment, dated as of September 8, 2017 to the Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (19)

10.33	Note Purchase Agreement, dated as of November 10, 2017, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and the purchasers named therein (20)

21.1*	List of Subsidiaries of Retail Opportunity Investments Corp.

23.1*	Consent of Ernst & Young LLP for Retail Opportunity Investments Corp.

23.2*	Consent of Ernst & Young LLP for Retail Opportunity Investments Partnership, LP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications pursuant to Section 1350

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema

101 CAL	XBRL Taxonomy Extension Calculation Database

101 DEF	Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase
________________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 26, 2009

(2)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 3, 2011

(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 5, 2012

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on January 3, 2013

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013

(6)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 9, 2013

(7)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014

(8)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 24, 2014

(9)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 3, 2014

(10)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 25, 2015

(11)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 24, 2016

(12)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 16, 2016

(13)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 23, 2016

(14)	Incorporated by reference to the Company’s annual report on Form 10-Q for the fiscal quarter ended September 30, 2016 filed on October 26, 2016

(15)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 24, 2017

(16)	Incorporated by reference to the Company’s annual report on Form 10-Q for the fiscal quarter ended March 31, 2017 filed on April 27, 2017

(17)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 13, 2017

(18)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 17, 2017

(19)	Incorporated by reference to the Company’s annual report on Form 10-Q for the fiscal quarter ended September 30, 2017 filed on October 25, 2017

(20)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 13, 2017

*	Filed herewith

+	Unless otherwise noted, all exhibits have File No. 001-33479

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: February 22, 2018	By: /s/ Stuart A. Tanz
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

Date: February 22, 2018	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 22, 2018	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 22, 2018	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 22, 2018	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 22, 2018	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 22, 2018	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 22, 2018	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 22, 2018	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 22, 2018	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 22, 2018	/s/ Eric S. Zorn
Eric S. Zorn
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner Registrant
Date: February 22, 2018	By: /s/ Stuart A. Tanz
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

Date: February 22, 2018	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 22, 2018	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 22, 2018	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 22, 2018	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 22, 2018	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 22, 2018	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 22, 2018	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 22, 2018	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 22, 2018	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 22, 2018	/s/ Eric S. Zorn
Eric S. Zorn
Director