Form 10-Q
period 2018-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2018-04-26
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
(Exact name of registrant as specified in its charter)

Maryland (Retail Opportunity Investments Corp.) Delaware (Retail Opportunity Investments Partnership, LP) (State or other jurisdiction of incorporation or organization)	26-0500600 (Retail Opportunity Investments Corp.) 94-2969738 (Retail Opportunity Investments Partnership, LP) (I.R.S. Employer Identification No.)
11250 El Camino Real, Suite 200 San Diego, California (Address of principal executive offices)	92130 (Zip code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 112,720,459 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of April 20, 2018.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2018 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of March 31, 2018, ROIC owned an approximate 90.6% partnership interest and other limited partners owned the remaining 9.4% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Real Estate Investments:
Land	$896,573	$878,797
Building and improvements	2,238,793	2,230,600
	3,135,366	3,109,397
Less: accumulated depreciation	275,708	260,115
Real Estate Investments, net	2,859,658	2,849,282
Cash and cash equivalents	13,012	11,553
Restricted cash	1,998	5,412
Tenant and other receivables, net	43,560	43,257
Deposits	500	500
Acquired lease intangible assets, net	81,262	82,778
Prepaid expenses	2,941	2,853
Deferred charges, net	37,151	37,167
Other	9,641	6,396
Total assets	$3,049,723	$3,039,198

LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,879	$298,816
Credit facility	156,544	140,329
Senior Notes	940,422	940,086
Mortgage notes payable	98,201	107,915
Acquired lease intangible liabilities, net	177,212	178,984
Accounts payable and accrued expenses	30,607	18,638
Tenants’ security deposits	6,919	6,771
Other liabilities	18,508	18,018
Total liabilities	1,727,292	1,709,557

Commitments and contingencies

Equity:
Preferred stock, $.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 112,721,459 and 112,347,451 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	11	11
Additional paid-in capital	1,413,887	1,412,590
Dividends in excess of earnings	(221,841)	(210,490)
Accumulated other comprehensive income	5,664	1,856
Total Retail Opportunity Investments Corp. stockholders’ equity	1,197,721	1,203,967
Non-controlling interests	124,710	125,674
Total equity	1,322,431	1,329,641
Total liabilities and equity	$3,049,723	$3,039,198

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Base rents	$55,377	$51,479
Recoveries from tenants	16,161	13,668
Other income	2,857	753
Total revenues	74,395	65,900

Operating expenses
Property operating	10,478	9,300
Property taxes	7,819	7,068
Depreciation and amortization	25,217	23,058
General and administrative expenses	3,531	3,499
Other expense	69	49
Total operating expenses	47,114	42,974

Operating income	27,281	22,926
Non-operating expenses
Interest expense and other finance expenses	(15,457)	(11,675)
Net income	11,824	11,251
Net income attributable to non-controlling interests	(1,122)	(1,081)
Net Income Attributable to Retail Opportunity Investments Corp.	$10,702	$10,170

Earnings per share – basic and diluted	$0.09	$0.09

Dividends per common share	$0.1950	$0.1875

Comprehensive income:
Net income	$11,824	$11,251
Other comprehensive income:
Unrealized swap derivative gain arising during the period	3,390	161
Reclassification adjustment for amortization of interest expense included in net income	418	555
Other comprehensive income	3,808	716
Comprehensive income	15,632	11,967
Comprehensive income attributable to non-controlling interests	(1,122)	(1,081)
Comprehensive income attributable to Retail Opportunity Investments Corp	$14,510	$10,886

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statement of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2017	112,347,451	$11	$1,412,590	$(210,490)	$1,856	$125,674	$1,329,641
Shares issued under the 2009 Plan	373,861	—	—	—	—	—	—
Shares withheld for employee taxes	(70,168)	—	(1,400)	—	—	—	(1,400)
Cancellation of restricted stock	(4,999)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,428	—	—	—	1,428
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(191)	—	—	191	—
Proceeds from the issuance of common stock	75,314		1,508	—	—	—	1,508
Registration expenditures	—	—	(48)	—	—	—	(48)
Cash dividends ($0.1950 per share)	—	—	—	(21,981)	—	(2,277)	(24,258)
Dividends payable to officers	—	—	—	(72)	—	—	(72)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	10,702	—	—	10,702
Net income attributable to non-controlling interests	—	—	—	—	—	1,122	1,122
Other comprehensive income	—	—	—	—	3,808	—	3,808
Balance at March 31, 2018	112,721,459	$11	$1,413,887	$(221,841)	$5,664	$124,710	$1,322,431

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,824	$11,251
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,217	23,058
Amortization of deferred financing costs and mortgage premiums, net	449	532
Straight-line rent adjustment	(1,471)	(1,066)
Amortization of above and below market rent	(4,075)	(6,049)
Amortization relating to stock based compensation	1,428	1,217
Provisions for tenant credit losses	323	636
Other noncash interest expense	535	535
Change in operating assets and liabilities:
Tenant and other receivables	845	304
Prepaid expenses	(89)	837
Accounts payable and accrued expenses	9,701	7,416
Other assets and liabilities, net	(264)	980
Net cash provided by operating activities	44,423	39,651
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(19,337)	(88,187)
Improvements to properties	(8,441)	(7,337)
Deposits on real estate acquisitions, net	—	(2,000)
Net cash used in investing activities	(27,778)	(97,524)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(10,317)	(189)
Proceeds from draws on credit facility	45,000	99,000
Payments on credit facility	(29,000)	(10,000)
Distributions to OP Unitholders	(2,277)	(2,099)
Deferred financing and other costs	—	(3)
Proceeds from the sale of common stock	1,508	—
Registration expenditures	(48)	(256)
Dividends paid to common shareholders	(22,066)	(20,709)
Common shares issued under the 2009 Plan	—	43
Shares withheld for employee taxes	(1,400)	(1,571)
Net cash (used in) provided by financing activities	(18,600)	64,216
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,955)	6,343
Cash, cash equivalents and restricted cash at beginning of period	16,965	13,250
Cash, cash equivalents and restricted cash at end of period	$15,010	$19,593

Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions	$—	$3,559
Intangible lease liabilities	$—	$1,118
Interest rate swap asset	$3,273	$181
Accrued real estate improvement costs	$2,196	$1,531

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$13,012	$19,430
Restricted cash	1,998	163
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flow	$15,010	$19,593

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS
Real Estate Investments:
Land	$896,573	$878,797
Building and improvements	2,238,793	2,230,600
	3,135,366	3,109,397
Less: accumulated depreciation	275,708	260,115
Real Estate Investments, net	2,859,658	2,849,282
Cash and cash equivalents	13,012	11,553
Restricted cash	1,998	5,412
Tenant and other receivables, net	43,560	43,257
Deposits	500	500
Acquired lease intangible assets, net	81,262	82,778
Prepaid expenses	2,941	2,853
Deferred charges, net	37,151	37,167
Other	9,641	6,396
Total assets	$3,049,723	$3,039,198

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,879	$298,816
Credit facility	156,544	140,329
Senior Notes	940,422	940,086
Mortgage notes payable	98,201	107,915
Acquired lease intangible liabilities, net	177,212	178,984
Accounts payable and accrued expenses	30,607	18,638
Tenants’ security deposits	6,919	6,771
Other liabilities	18,508	18,018
Total liabilities	1,727,292	1,709,557

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,192,057	1,202,111
Limited partners’ capital	124,710	125,674
Accumulated other comprehensive income	5,664	1,856
Total capital	1,322,431	1,329,641
Total liabilities and capital	$3,049,723	$3,039,198

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended March 31,
	2018	2017
Revenues
Base rents	$55,377	$51,479
Recoveries from tenants	16,161	13,668
Other income	2,857	753
Total revenues	74,395	65,900

Operating expenses
Property operating	10,478	9,300
Property taxes	7,819	7,068
Depreciation and amortization	25,217	23,058
General and administrative expenses	3,531	3,499
Other expense	69	49
Total operating expenses	47,114	42,974

Operating income	27,281	22,926

Non-operating expenses
Interest expense and other finance expenses	(15,457)	(11,675)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$11,824	$11,251

Earnings per unit - basic and diluted	$0.09	$0.09

Distributions per unit	$0.1950	$0.1875

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$11,824	$11,251
Other comprehensive income:
Unrealized swap derivative gain arising during the period	3,390	161
Reclassification adjustment for amortization of interest expense included in net income	418	555
Other comprehensive income	3,808	716
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$15,632	$11,967

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statement of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive loss
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2017	11,678,991	$125,674	112,347,451	$1,202,111	$1,856	$1,329,641
OP units issued under the 2009 Plan	—	—	373,861	—	—	—
OP Units withheld for employee taxes	—	—	(70,168)	(1,400)	—	(1,400)
Cancellation of OP Units	—	—	(4,999)	—	—	—
Stock based compensation expense	—	—	—	1,428	—	1,428
Adjustment to non-controlling interests ownership in Operating Partnership	—	191	—	(191)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	75,314	1,508	—	1,508
Registration expenditures	—	—	—	(48)	—	(48)
Cash distributions ($0.1950 per unit)	—	(2,277)	—	(21,981)	—	(24,258)
Distributions payable to officers	—	—	—	(72)	—	(72)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,122	—	10,702	—	11,824
Other comprehensive income	—	—	—	—	3,808	3,808
Balance at March 31, 2018	11,678,991	$124,710	112,721,459	$1,192,057	$5,664	$1,322,431

_________________________________

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,824	$11,251
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,217	23,058
Amortization of deferred financing costs and mortgage premiums, net	449	532
Straight-line rent adjustment	(1,471)	(1,066)
Amortization of above and below market rent	(4,075)	(6,049)
Amortization relating to stock based compensation	1,428	1,217
Provisions for tenant credit losses	323	636
Other noncash interest expense	535	535
Change in operating assets and liabilities:
Tenant and other receivables	845	304
Prepaid expenses	(89)	837
Accounts payable and accrued expenses	9,701	7,416
Other assets and liabilities, net	(264)	980
Net cash provided by operating activities	44,423	39,651
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(19,337)	(88,187)
Improvements to properties	(8,441)	(7,337)
Deposits on real estate acquisitions, net	—	(2,000)
Net cash used in investing activities	(27,778)	(97,524)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(10,317)	(189)
Proceeds from draws on credit facility	45,000	99,000
Payments on credit facility	(29,000)	(10,000)
Deferred financing and other costs	—	(3)
Proceeds from the issuance of OP Units in connection with issuance of common stock	1,508	—
Registration expenditures	(48)	(256)
Distributions to OP Unitholders	(24,343)	(22,808)
Issuance of OP Units under the 2009 Plan	—	43
OP Units withheld for employee taxes	(1,400)	(1,571)
Net cash (used in) provided by financing activities	(18,600)	64,216
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,955)	6,343
Cash, cash equivalents and restricted cash at beginning of period	16,965	13,250
Cash, cash equivalents and restricted cash at end of period	$15,010	$19,593

Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions	$—	$3,559
Intangible lease liabilities	$—	$1,118
Interest rate swap asset	$3,273	$181
Accrued real estate improvement costs	$2,196	$1,531

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$13,012	$19,430
Restricted cash	1,998	163
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flow	$15,010	$19,593

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

With the approval of its stockholders, ROIC reincorporated as a Maryland corporation on June 2, 2011. ROIC began operations as a Delaware corporation, known as NRDC Acquisition Corp., which was incorporated on July 10, 2007, for the purpose of acquiring assets or operating businesses through a merger, capital stock exchange, stock purchase, asset acquisition or other similar business combination. On October 20, 2009, ROIC’s stockholders and warrantholders approved, among other things, the steps to be taken by ROIC to continue its business as a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes.

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-18, Restricted Cash. ASU No. 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Additionally, ASU No. 2016-18 requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. ASU No. 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. The Company adopted ASU No. 2018-16 effective January 1, 2018. The adoption of ASU No. 2016-18 impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods.

In February 2016, the FASB issued ASU No. 2016-2, “Leases.” ASU No. 2016-2 is expected to result in the recognition of a right-to-use asset and related liability to account for future obligations under ground lease agreements for which the Company is the lessee. As of March 31, 2018, the remaining contractual payments under ground lease agreements aggregated approximately $41.5 million. In addition, ASU No. 2016-2 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred.

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

Under ASU No. 2016-2, each lease agreement will be evaluated to identify the lease components and nonlease components at lease inception. The total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative standalone selling prices. Lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance for operating leases (straight-line basis). In January 2018, the FASB issued a proposed amendment to ASU No. 2016-2 that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease.

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

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2017. As discussed above, leases are specifically excluded from ASU No. 2014-9 and will be governed by the applicable lease codification; however, this update may have implications on certain variable payment terms included in lease agreements. Upon adoption of ASU No. 2016-2 in 2019, the Company may be required to classify its tenant recoveries into lease and nonlease components, whereby the nonlease components would be subject to ASU No. 2014-9, pending the resolution of the proposed amendment issued by the FASB in January 2018. Property services categorized as nonlease components that are reimbursed by the Company’s tenants may need to be presented on a net basis if it is determined that the Company holds an agent arrangement. The Company adopted the provisions of ASU No. 2014-9 effective January 1, 2018 using the modified retrospective approach. The Company evaluated the revenue recognition for all contracts within this scope under existing accounting standards and under ASU No. 2014-9 and confirmed that there were no differences in the amounts recognized or the pattern of recognition. Therefore, the adoption of ASU 2014-9 did not result in an adjustment to the Company’s retained earnings on January 1, 2018.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of March 31, 2018, the statute of limitations for the tax years 2014 through and including 2016 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. During the three months ended March 31, 2018 and 2017, capitalized costs related to the improvement or replacement of real estate properties were approximately $10.6 million and $8.9 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three months ended March 31, 2018 or 2017.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2018.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The provision for doubtful accounts at both March 31, 2018 and December 31, 2017 was approximately $6.4 million.

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

Deferred Leasing and Internal Capitalized Leasing Costs

Costs incurred in obtaining tenant leases (principally leasing commissions and acquired lease origination costs) are amortized ratably over the life of the tenant leases. The amortization of deferred leasing costs is included in Depreciation and amortization in the Consolidated Statements of Operations. The Company capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the three months ended March 31, 2018 and 2017, the Company capitalized approximately $334,000 and $312,000, respectively.

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

For the three months ended March 31, 2018 and 2017, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards outstanding under the 2009 Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$11,824	$11,251
Less income attributable to non-controlling interests	(1,122)	(1,081)
Less earnings allocated to unvested shares	(101)	(80)
Net income available for common stockholders, basic	$10,601	$10,090
Numerator:
Net income	$11,824	$11,251
Less earnings allocated to unvested shares	(101)	(80)
Net income available for common stockholders, diluted	$11,723	$11,171
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	112,162,943	109,226,809
OP units	11,678,991	11,569,171
Restricted stock awards – performance-based	174,150	122,234
Stock options	111,206	135,837
Denominator for diluted EPS – weighted average common equivalent shares	124,127,290	121,054,051

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income	$11,824	$11,251
Less earnings allocated to unvested shares	(101)	(80)
Net income available to unitholders, basic and diluted	$11,723	$11,171
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	123,841,934	120,795,980
Restricted stock awards – performance-based	174,150	122,234
Stock options	111,206	135,837
Denominator for diluted earnings per unit – weighted average common equivalent units	124,127,290	121,054,051

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

2. Real Estate Investments

The following real estate investment transactions have occurred during the three months ended March 31, 2018.

Property Asset Acquisitions

On February 23, 2018, the Company acquired the property known as Stadium Center located in Tacoma, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $19.3 million. Stadium Center is approximately 49,000 square feet and is anchored by Thriftway Supermarket. The property was acquired with borrowings under the credit facility and restricted cash that was previously held by a qualified intermediary for the acquisition of a replacement property in a tax-free exchange under Section 1031 of the Code.

Any reference to the number of properties and square footage are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of its financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the three months ended March 31, 2018 (in thousands).

March 31, 2018
Assets
Land	$3,867
Building and improvements	15,470
Assets acquired	$19,337

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the three months ended March 31, 2018, for the properties acquired during the three months ended March 31, 2018 (in thousands).

Three Months Ended March 31, 2018
Statement of operations:
Revenues	$145
Net income attributable to Retail Opportunity Investments Corp.	$78

3. Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of March 31, 2018 are summarized as follows (in thousands):

Minimum Rents
Remaining 2018	$147,768
2019	182,380
2020	161,502
2021	139,138
2022	113,478
Thereafter	469,005
Total minimum lease payments	$1,213,271

4. Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s term loan, unsecured revolving credit facility, carve-out guarantees on property-level debt, and the Senior Notes. Costs incurred in obtaining long-term financing are amortized ratably over the related debt agreement. The amortization of deferred financing costs is included in Interest expense and other finance expenses in the Consolidated Statements of Operations.

Mortgage Notes Payable

On February 1, 2018, the Company repaid in full the Santa Teresa Village mortgage note related to Santa Teresa Village for a total of approximately $10.1 million, without penalty, in accordance with the prepayment provisions of the note.

The mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2018 and December 31, 2017, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	March 31, 2018	December 31, 2017
Santa Teresa Village	February 2018	6.20%	—	10,138
Magnolia Shopping Center	October 2018	5.50%	8,903	8,951
Casitas Plaza Shopping Center	June 2022	5.32%	7,271	7,307
Riverstone Marketplace	July 2022	4.96%	18,329	18,424
Fullerton Crossroads	April 2024	4.73%	26,000	26,000
Diamond Hills Plaza	October 2025	3.55%	35,500	35,500
			$96,003	$106,320
Mortgage premiums			2,509	1,921
Net unamortized deferred financing costs			(311)	(326)
Total mortgage notes payable			$98,201	$107,915

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	March 31, 2018	December 31, 2017
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,121)	(1,184)
Term loan	$298,879	$298,816

On September 29, 2015, the Company entered into an unsecured term loan agreement under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective September 8, 2017, the Company entered into a First Amended and Restated Term Loan Agreement (the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from January 31, 2019 to September 8, 2022, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	March 31, 2018	December 31, 2017
Credit facility	$159,500	$143,500
Net unamortized deferred financing costs	(2,956)	(3,171)
Credit facility	$156,544	$140,329

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective September 8, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility was increased from $500.0 million to $600.0 million. The maturity date of the credit facility was extended from January 31, 2019 to September 8, 2021, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the

Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-).

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at March 31, 2018.

As of March 31, 2018, $300.0 million and $159.5 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three months ended March 31, 2018 was 2.7%. The weighted average interest rate on the credit facility during the three months ended March 31, 2018 was 2.6%. The Company had no available borrowings under the term loan at March 31, 2018. The Company had $440.5 million available to borrow under the credit facility at March 31, 2018.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	March 31, 2018	December 31, 2017
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(1,217)	(1,249)
Senior Notes Due 2027	$248,783	$248,751

On November 10, 2017, the Operating Partnership entered into a Note Purchase Agreement which provided for the issuance of $250.0 million principal amount of 4.19% Senior Notes Due 2027 (the “Senior Notes Due 2027”) in a private placement effective December 15, 2017. The Senior Notes Due 2027 pay interest on June 15 and December 15 of each year, commencing on June 15, 2018, and mature on December 15, 2027, unless prepaid earlier by the Operating Partnership. The Operating Partnership’s performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC. The net proceeds were used to reduce borrowings under the credit facility. The interest expense recognized on the Senior Notes Due 2027 during the three months ended March 31, 2018 included approximately $2.6 million for the contractual coupon interest.

In connection with the issuance of the Senior Notes Due 2027, the Company incurred approximately $1.3 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2027.

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	March 31, 2018	December 31, 2017
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(241)	(248)
Senior Notes Due 2026	$199,759	$199,752

On July 26, 2016, the Operating Partnership entered into a Note Purchase Agreement, as amended, which provided for the issuance of $200.0 million principal amount of 3.95% Senior Notes Due 2026 (the “Senior Notes Due 2026”) in a private placement effective September 22, 2016. The Senior Notes Due 2026 pay interest on March 22 and September 22 of each year, commencing on March 22, 2017, and mature on September 22, 2026, unless prepaid earlier by the Operating Partnership. The Operating Partnership’s performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC. The interest expense recognized on the Senior Notes Due 2026 during both the three months ended March 31, 2018 and 2017 included approximately $2.0 million for the contractual coupon interest.

In connection with the issuance of the Senior Notes Due 2026, the Company incurred approximately $283,000 of deferred financing costs which are being amortized over the term of the Senior Notes Due 2026.

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	March 31, 2018	December 31, 2017
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,498)	(2,578)
Net unamortized deferred financing costs	(1,479)	(1,535)
Senior Notes Due 2024	$246,023	$245,887

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2024 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized for the contractual coupon interest on the Senior Notes Due 2024 during the both three months ended March 31, 2018 and 2017 was $2.5 million. The interest expense recognized for the accretion of the debt discount on the Senior Notes Due 2024 during the three months ended March 31, 2018 and 2017 was approximately $80,000 and $77,000, respectively.

In connection with the Senior Notes Due 2024 offering, the Company incurred approximately $2.2 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2024.

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	March 31, 2018	December 31, 2017
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,642)	(2,737)
Net unamortized deferred financing costs	(1,501)	(1,567)
Senior Notes Due 2023	$245,857	$245,696

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized for the contractual coupon interest on the Senior Notes Due 2023 during both the three months ended March 31, 2018 and 2017 was $3.1 million. The interest expense recognized for the accretion of the debt discount on the Senior Notes Due 2023 during the three months ended March 31, 2018 and 2017 was approximately and $95,000 and $94,000, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

5. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2018 and December 31, 2017, there were no shares of preferred stock outstanding.

6. Common Stock of ROIC

ATM

On September 19, 2014, ROIC entered into three separate Sales Agreements (the “Original Sales Agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc., and Raymond James & Associates, Inc. (each individually, an “Original Agent” and collectively, the “Original Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Original Agents either as agents or principals. On May 23, 2016, ROIC entered into two additional sales agreements (the “Additional Sales Agreements”, and together with the Original Sales Agreements, the “Sales Agreements”) with each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated (the “Additional Agents”, and together with the Original Agents, the “Agents”) pursuant to which the Company may sell shares of ROIC’s common stock through the Additional Agents either as agents or principals. In addition, on February 21, 2018, the Company terminated the Additional Sales Agreement with Canaccord Genuity, Inc.

During the three months ended March 31, 2018, ROIC sold a total of 75,314 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $1.5 million and commissions of approximately $19,000 paid to the Agents. Since the Original Sales Agreements were entered into through March 31, 2018, ROIC has sold a total of 2,856,136 shares under the Sales Agreements, which resulted in gross proceeds of approximately $57.7 million and commissions of approximately $761,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the three months ended March 31, 2018, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the three months ended March 31, 2018, ROIC awarded 514,972 shares of restricted common stock under the 2009 Plan, of which 180,200 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on pre-defined market-specific performance criteria with a vesting date on January 1, 2021.

A summary of the status of ROIC’s non-vested restricted stock awards as of March 31, 2018, and changes during the three months ended March 31, 2018 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	781,467	$18.14
Granted	514,972	$16.09
Vested	(274,608)	$18.46
Forfeited	(14,998)	$17.59
Non-vested at March 31, 2018	1,006,833	$17.02

For the three months ended March 31, 2018 and 2017, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $1.4 million and $1.2 million, respectively.

8. Capital of the Operating Partnership

As of March 31, 2018, the Operating Partnership had 124,400,450 OP Units outstanding. ROIC owned an approximate 90.6% partnership interest in the Operating Partnership at March 31, 2018, or 112,721,459 OP Units. The remaining 11,678,991 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of March 31, 2018, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

The redemption value of outstanding OP Units owned by the limited partners as of March 31, 2018, not including ROIC, had such units been redeemed at March 31, 2018, was approximately $202.2 million, calculated based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding March 31, 2018, which amounted to $17.31 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at March 31, 2018 was approximately $232.3 million and $184.0 million, respectively, calculated using significant inputs which are not observable in the market. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at March 31, 2018 was approximately $241.4 million and $259.6 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $93.9 million with an interest rate range of 4.3% to 5.3% and a weighted average interest rate of 4.7% as of March 31, 2018. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of March 31, 2018 (in thousands):

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

The Company incorporated credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparties’ non-performance risk in the fair value measurements.  In adjusting the fair value of its derivative contract for the effect of non-performance risk, the Company considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of March 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2018:
Assets
Derivative financial instruments	$—	$7,594	$—	$7,594

December 31, 2017:
Assets
Derivative financial instruments	$—	$4,321	$—	$4,321

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $375,000 will be reclassified as a non-cash increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2018 and December 31, 2017, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	March 31, 2018 Fair Value	December 31, 2017 Fair Value
Interest rate products	Other assets	$7,594	$4,321

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2018 and 2017, respectively (in thousands).

	Three Months Ended March 31,
	2018	2017
Amount of gain recognized in OCI on derivatives	$3,390	$161
Amount of gain reclassified from AOCI into interest	$418	$555

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

The following table represents the Company’s future minimum annual lease payments under operating leases as of March 31, 2018 (in thousands):

Operating Leases
Remaining 2018	$954
2019	1,278
2020	1,286
2021	1,282
2022	1,304
Thereafter	35,347
Total minimum lease payments	$41,451

Tax Protection Agreements

In connection with certain acquisitions in September 2013, the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership. The Tax Protection Agreements require the Company, subject to certain exceptions, for a period of 12 years from closing, to indemnify the respective sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements. Further, in connection with certain acquisitions from December 2014 through March 2017, the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership that require the Company, subject to certain exceptions, for a period of 10 years from closing, to indemnify the respective sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

11. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended March 31, 2018 and 2017, the Company incurred approximately $15,000 and $13,000, respectively, of expenses relating to the agreements. These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations.

12. Subsequent Events

On April 25, 2018, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.1950 per share and per OP Unit, payable on June 28, 2018 to holders of record on June 14, 2018.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of March 31, 2018, ROIC owned an approximate 90.6% partnership interest and other limited partners owned the remaining approximate 9.4% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of March 31, 2018, the Company’s portfolio consisted of 92 properties (91 retail and one office) totaling approximately 10.5 million square feet of gross leasable area (“GLA”). As of March 31, 2018, the Company’s portfolio was approximately 97.4% leased. During the three months ended March 31, 2018, the Company leased or renewed a total of 424,000 square feet in its portfolio. The Company has committed approximately $4.2 million, or $49.14 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the three months ended March 31, 2018. The Company has committed approximately $103,000, or $1.20 per square foot, in leasing commissions, for the new leases that occurred during the three months ended March 31, 2018. The Company has committed approximately $600,000, or $1.77 per square foot, in tenant improvements, including building improvements, for the renewed leases that occurred during the three months ended March 31, 2018. Leasing commission commitments for renewed leases were not material for the three months ended March 31, 2018.

Subsequent Events

On April 25, 2018, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.1950 per share and per OP Unit, payable on June 28, 2018 to holders of record on June 14, 2018.

Results of Operations

At March 31, 2018, the Company had 92 properties (91 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of March 31, 2018. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended March 31, 2018 and 2017 (in thousands).

		Three Months Ended March 31,
		2018	2017
Operating income per GAAP		$27,281	$22,926
Plus:	Depreciation and amortization	25,217	23,058
	General and administrative expenses	3,531	3,499
	Other expenses	69	49
Property operating income		$56,098	$49,532

The following comparison for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, makes reference to the effect of the same-center properties. Same-center properties, which totaled 79 of the Company’s 92 properties as of March 31, 2018, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for one shopping center that is currently lined up to be sold and is slated for new multi-family development and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2018 related to the 79 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2018 and 2017 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended March 31, 2018
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$25,617	$1,664	$27,281
Plus:	Depreciation and amortization	21,792	3,425	25,217
	General and administrative expenses (1)	—	3,531	3,531
	Other expenses (1)	—	69	69
Property operating income		$47,409	$8,689	$56,098
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2017 related to the 79 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2018 and 2017 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended March 31, 2017
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$26,283	$(3,357)	$22,926
Plus:	Depreciation and amortization	22,488	570	23,058
	General and administrative expenses (1)	—	3,499	3,499
	Other expenses (1)	—	49	49
Property operating income		$48,771	$761	$49,532
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the three months ended March 31, 2018, the Company generated property operating income of approximately $56.1 million compared to property operating income of $49.5 million generated during the three months ended March 31, 2017. Property operating income increased by approximately $6.6 million during the three months ended March 31, 2018 primarily as a result of an increase in the number of properties owned by the Company in 2018 compared to 2017 as well as $2.2 million of lease settlement income received in connection with a property that is currently lined up to be sold and is slated for new multi-family development.  As of March 31, 2018, the Company owned 92 consolidated properties as compared to 84 properties at March 31, 2017. The newly acquired properties increased property operating income in the three months ended March 31, 2018 by approximately $7.9 million compared to the three months ended March 31, 2017. The property operating income for the 79 same-center properties decreased approximately $1.4 million primarily due to the decrease of $2.7 million accelerated recognition of a below-market lease intangible liability resulting from a lease termination in the three months ended March 31, 2017, offset by an increase in minimum rent.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended March 31, 2018 of approximately $25.2 million compared to $23.1 million incurred during the three months ended March 31, 2017. Depreciation and amortization expenses were higher in 2018 as a result of an increase in the number of properties owned by the Company in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $3.5 million during both the three months ended March 31, 2018 and 2017.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended March 31, 2018 of approximately $15.5 million compared to approximately $11.7 million during the three months ended March 31, 2017. The increase of approximately $3.8 million was primarily due to the incremental increase in cost due to the Senior Notes Due 2027 issued in December 2017 and increased borrowings.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017
Net income attributable to ROIC	$10,702	$10,170
Plus: Depreciation and amortization	25,217	23,058
Funds from operations – basic	35,919	33,228
Net income attributable to non-controlling interests	1,122	1,081
Funds from operations – diluted	$37,041	$34,309

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three months ended March 31, 2018 and 2017. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 79 of the Company’s 92 properties for the three months ended March 31, 2018, respectively, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for one shopping center that is currently lined up to be sold and is slated for new multi-family development and is no longer being managed as a retail asset (in thousands).

	Three Months Ended March 31,
	2018	2017
GAAP operating income	$27,281	$22,926
Depreciation and amortization	25,217	23,058
General and administrative expenses	3,531	3,499
Other expense	69	49
Property revenues and other expenses (1)	(5,509)	(6,889)
Total Company cash NOI	50,589	42,643
Non same-center cash NOI	(7,737)	(800)
Same-center cash NOI	$42,852	$41,843
______________________

(1)
Includes straight-line rents, amortization of above and below-market lease intangibles, anchor lease termination fees, net of contractual amounts, and expense and recovery adjustments related to prior periods.

During the three months ended March 31, 2018, the Company generated same-center cash NOI of approximately $42.9 million compared to same center cash NOI of approximately $41.8 million generated during the three months ended March 31, 2017, representing a 2.4% increase. This increase is primarily due to an increase in base rents and recoveries from tenants and a decrease in bad debt expense, offset by an increase in operating expenses.

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings (years)	39	—	40
Building Improvements (years)	10	—	20
Furniture/Fixtures (years)	3	—	10
Tenant Improvements	Shorter of lease term or their useful life

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2018.

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

During the three months ended March 31, 2018, the Company’s primary source of cash was distributions from the Operating Partnership. As of March 31, 2018, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

During the year ended December 31, 2014, ROIC entered into three separate Sales Agreements (the “Original Sales Agreements”) with each of Jefferies LLC, KeyBanc Capital Markets Inc. and Raymond James & Associates, Inc. (each individually, an “Original Agent” and collectively, the “ Original Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $100.0 million through the Original Agents either as agents or principals. On May 23, 2016, ROIC entered into two additional sales agreements (the “Additional Sales Agreements”, and together with the Original Sales Agreements, the “Sales Agreements”) with each of Canaccord Genuity Inc. and Robert W. Baird & Co. Incorporated (the “Additional Agents”, and together with the Original Agents, the “Agents”) pursuant to which the Company may sell shares of ROIC’s common stock through the Additional Agents either as agents or principals. In addition, on February 21, 2018, the Company terminated the Additional Sales Agreement with Canaccord Genuity, Inc.

During the three months ended March 31, 2018, ROIC sold a total of 75,314 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $1.5 million and commissions of approximately $19,000 paid to the Agents.

For the three months ended March 31, 2018, dividends paid to stockholders totaled approximately $22.1 million.  Additionally, for the three months ended March 31, 2018, the Operating Partnership made distributions of approximately $2.3 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $44.4 million.  For the three months ended March 31, 2017, dividends paid to stockholders totaled approximately $20.7 million.  Additionally, for the three months ended March 31, 2017, the Operating Partnership made distributions of approximately $2.1 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $39.7 million.

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

During the three months ended March 31, 2018, the Operating Partnership’s primary sources of cash were (i) cash flow from operations and (ii) proceeds from bank borrowings under the credit facility. As of March 31, 2018, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

On September 29, 2015, the Company entered into a term loan agreement. Effective September 8, 2017, the Company entered into a First Amended and Restated Term Loan Agreement (the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from January 31, 2019 to September 8, 2022, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective September 8, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility was increased from $500.0 million to $600.0 million. The maturity date of the credit facility was extended from January 31, 2019 to September 8, 2021, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at March 31, 2018.

As of March 31, 2018, $300.0 million and $159.5 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three months ended March 31, 2018 was 2.7%. The weighted average interest rate on the credit facility during the three months ended March 31, 2018 was 2.6%. The Company had no available borrowings under the term loan at March 31, 2018. The Company had $440.5 million available to borrow under the credit facility at March 31, 2018.

Further, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in each of December 2017, December 2014 and December 2013 and $200.0 million aggregate principal amount of unsecured senior notes in September 2016, each of which were fully and unconditionally guaranteed by the Company.

While the Operating Partnership generally intends to hold its assets as long term investments, certain of its investments may be sold in order to manage the Operating Partnership’s interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net Cash Provided by (Used in):
Operating Activities	$44,423	$39,651
Investing Activities	$(27,778)	$(97,524)
Financing Activities	$(18,600)	$64,216

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $44.4 million in the three months ended March 31, 2018, compared to $39.7 million in the comparable period in 2017. During the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, cash flows from operating activities increased by approximately $4.8 million primarily due to an increase in property operating income of approximately $6.6 million, the timing of collections and payments of working capital accounts, offset by an increase in interest expense of approximately $3.8 million million primarily due to interest incurred related to the Senior Notes Due 2027 issued in December 2017.

Investing Activities

Net cash flows used in investing activities amounted to $27.8 million in the three months ended March 31, 2018, compared to $97.5 million in the comparable period in 2017. During the three months ended March 31, 2018, cash flows used in investing activities decreased by approximately $69.7 million, primarily due to a decrease in investments in real estate of approximately $68.9 million.

Financing Activities

Net cash flows used in financing activities amounted to $18.6 million for the three months ended March 31, 2018, compared to net cash flows provided by financing activities of $64.2 million for the three months ended March 31, 2017. This decrease of approximately $82.8 million for the three months ended March 31, 2018, is primarily due to the net decrease in proceeds from draws on the credit facility of $73.0 million, and the increase in repayments on mortgages of approximately $10.1 million.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at March 31, 2018 (in thousands):

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$9,295	$551	$577	$717	$24,132	$60,731	$96,003
Mortgage Notes Payable Interest	3,164	3,796	3,774	3,737	3,170	5,100	22,741
Term loan (2)	—	—	—	—	300,000	—	300,000
Credit facility (3)	—	—	—	159,500	—	—	159,500
Senior Notes Due 2027 (4)	10,475	10,475	10,475	10,475	10,475	302,375	354,750
Senior Notes Due 2026 (4)	3,950	7,900	7,900	7,900	7,900	231,600	267,150
Senior Notes Due 2024 (4)	10,000	10,000	10,000	10,000	10,000	270,000	320,000
Senior Notes Due 2023 (4)	12,500	12,500	12,500	12,500	12,500	262,500	325,000
Operating lease obligations	954	1,278	1,286	1,282	1,304	35,347	41,451
Total	$50,338	$46,500	$46,512	$206,111	$369,481	$1,167,653	$1,886,595
_________________________________

(1)	Does not include unamortized mortgage premium of $2.5 million as of March 31, 2018.

(2)
For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of March 31, 2018 which was 3.0%. Borrowings under the term loan accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

(3)
For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the interest rate on the credit facility as of March 31, 2018 which was 2.9%. Borrowings under the credit facility accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(4)	Represents payments of interest only in years 2018 through 2022 and payments of both principal and interest thereafter.

For the new leases and renewals that occurred during the three months ended March 31, 2018, the Company has committed approximately $4.8 million and $146,000 in tenant improvements (including building improvements) and leasing commissions, respectively. As of March 31, 2018, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company does not have any off-balance sheet arrangements.

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

On September 29, 2015, the Company entered into a term loan agreement. Effective September 8, 2017, the Company entered into a First Amended and Restated Term Loan Agreement (the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from January 31, 2019 to September 8, 2022, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. The Operating Partnership has an unsecured revolving credit facility with several banks. Effective September 8, 2017, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility was increased from $500.0 million to $600.0 million. The maturity date of the credit facility was extended from January 31, 2019 to September 8, 2021, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions.

Further, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in each of December 2017, December 2014 and December 2013 and $200.0 million aggregate principal amount of unsecured senior notes in September 2016, each of which were fully and unconditionally guaranteed by the ROIC.

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

As of March 31, 2018, the Company had $459.5 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 9 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into four interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of March 31, 2018, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	March 31, 2018 Value	Increase 50 basis points	Increase 100 basis points
$50,000	$120	$309	$497	$684	$871
$50,000	$158	$347	$536	$722	$909
$100,000	$(804)	$1,275	$3,299	$5,272	$7,203
$100,000	$(804)	$1,275	$3,299	$5,272	$7,203

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

During the three months ended March 31, 2018, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the three months ended March 31, 2018, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our risk factors during the three months ended March 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, ROIC purchased the following:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	70,168	$19.95	—	—
February 1, 2018 to February 28, 2018	—	—	—	—
March 1, 2018 to March 31, 2018	—	—	—	—
Total	70,168	$19.95	—	—
______________________

(1)
Represents shares repurchased by the Company in connection with the net share settlement to cover the minimum taxes on vesting of restricted stock issued under the Company’s 2009 Equity Incentive Plan that vested.

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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: April 26, 2018	Date: April 26, 2018

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: April 26, 2018	Date: April 26, 2018