Form 10-Q
period 2018-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2018-10-24
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Retail Opportunity Investments Corp.

Large accelerated filer [X]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [_]
Emerging growth company [_]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Retail Opportunity Investments Partnership, LP

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X]	Smaller reporting company [_]
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 113,984,835 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of October 19, 2018.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2018 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of September 30, 2018, ROIC owned an approximate 90.7% partnership interest and other limited partners owned the remaining 9.3% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Real Estate Investments:
Land	$894,148	$878,797
Building and improvements	2,256,495	2,230,600
	3,150,643	3,109,397
Less: accumulated depreciation	309,066	260,115
Real Estate Investments, net	2,841,577	2,849,282
Cash and cash equivalents	3,046	11,553
Restricted cash	1,611	5,412
Tenant and other receivables, net	45,243	43,257
Deposits	—	500
Acquired lease intangible assets, net	75,493	82,778
Prepaid expenses	1,244	2,853
Deferred charges, net	34,956	37,167
Other	11,365	6,396
Total assets	$3,014,535	$3,039,198

LIABILITIES AND EQUITY
Liabilities:
Term loan	$299,014	$298,816
Credit facility	134,474	140,329
Senior Notes	941,104	940,086
Mortgage notes payable	88,754	107,915
Acquired lease intangible liabilities, net	170,079	178,984
Accounts payable and accrued expenses	31,664	18,638
Tenants’ security deposits	7,054	6,771
Other liabilities	16,809	18,018
Total liabilities	1,688,952	1,709,557

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 113,984,835 and 112,347,451 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	11	11
Additional paid-in capital	1,439,548	1,412,590
Dividends in excess of earnings	(244,690)	(210,490)
Accumulated other comprehensive income	7,980	1,856
Total Retail Opportunity Investments Corp. stockholders’ equity	1,202,849	1,203,967
Non-controlling interests	122,734	125,674
Total equity	1,325,583	1,329,641
Total liabilities and equity	$3,014,535	$3,039,198

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Base rents	$56,573	$52,871	$167,000	$154,878
Recoveries from tenants	16,455	14,210	49,087	43,100
Other income	876	885	4,553	2,528
Total revenues	73,904	67,966	220,640	200,506

Operating expenses
Property operating	11,150	9,702	32,645	28,630
Property taxes	8,255	7,086	23,988	21,801
Depreciation and amortization	25,335	24,627	75,883	71,330
General and administrative expenses	3,770	3,475	11,291	10,790
Acquisition transaction costs	—	—	—	4
Other expense	46	41	389	316
Total operating expenses	48,556	44,931	144,196	132,871

Operating income	25,348	23,035	76,444	67,635
Non-operating expenses
Interest expense and other finance expenses	(15,591)	(12,908)	(46,761)	(37,060)
Gain on sale of real estate	5,890	—	5,890	—
Net income	15,647	10,127	35,573	30,575
Net income attributable to non-controlling interests	(1,453)	(978)	(3,338)	(2,947)
Net Income Attributable to Retail Opportunity Investments Corp.	$14,194	$9,149	$32,235	$27,628

Earnings per share – basic and diluted	$0.12	$0.08	$0.28	$0.25

Dividends per common share	$0.1950	$0.1875	$0.5850	$0.5625

Comprehensive income:
Net income	$15,647	$10,127	$35,573	$30,575
Other comprehensive income:
Unrealized swap derivative gain arising during the period	932	1,520	5,719	1,617
Reclassification adjustment for amortization of interest expense included in net income	(187)	439	405	1,491
Other comprehensive income	745	1,959	6,124	3,108
Comprehensive income	16,392	12,086	41,697	33,683
Comprehensive income attributable to non-controlling interests	(1,453)	(978)	(3,338)	(2,947)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$14,939	$11,108	$38,359	$30,736

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statement of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive income	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2017	112,347,451	$11	$1,412,590	$(210,490)	$1,856	$125,674	$1,329,641
Shares issued under the Equity Incentive Plan	387,861	—	145	—	—	—	145
Shares withheld for employee taxes	(70,168)	—	(1,400)	—	—	—	(1,400)
Cancellation of restricted stock	(6,999)	—	—	—	—	—	—
Stock based compensation expense	—	—	5,415	—	—	—	5,415
Cash redemption for non-controlling interests	—	—	—	—	—	(1,992)	(1,992)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,529)	—	—	2,529	—
Proceeds from the issuance of common stock	1,326,690		25,703	—	—	—	25,703
Registration expenditures	—	—	(376)	—	—	—	(376)
Cash dividends ($0.5850 per share)	—	—	—	(66,188)	—	(6,815)	(73,003)
Dividends payable to officers	—	—	—	(247)	—	—	(247)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	32,235	—	—	32,235
Net income attributable to non-controlling interests	—	—	—	—	—	3,338	3,338
Other comprehensive income	—	—	—	—	6,124	—	6,124
Balance at September 30, 2018	113,984,835	$11	$1,439,548	$(244,690)	$7,980	$122,734	$1,325,583

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,573	$30,575
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75,883	71,330
Amortization of deferred financing costs and mortgage premiums, net	1,386	1,614
Straight-line rent adjustment	(4,366)	(3,871)
Amortization of above and below market rent	(10,891)	(13,737)
Amortization relating to stock based compensation	5,415	4,535
Provisions for tenant credit losses	1,382	1,612
Other noncash interest expense	1,373	1,604
Gain on sale of real estate	(5,890)	—
Change in operating assets and liabilities:
Tenant and other receivables	864	(1,352)
Prepaid expenses	1,606	2,378
Accounts payable and accrued expenses	13,106	10,725
Other assets and liabilities, net	(4,787)	(2,204)
Net cash provided by operating activities	110,654	103,209
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(44,195)	(198,823)
Proceeds from sale of real estate	26,880	—
Improvements to properties	(29,162)	(39,466)
Deposits on real estate acquisitions, net	500	(5,550)
Net cash used in investing activities	(45,977)	(243,839)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(19,478)	(8,642)
Proceeds from draws on credit facility	141,000	246,000
Payments on credit facility	(147,500)	(27,000)
Redemption of OP Units	(1,992)	(150)
Distributions to OP Unitholders	(6,815)	(6,539)
Deferred financing and other costs	—	(2,466)
Proceeds from the sale of common stock	25,703	—
Registration expenditures	(376)	(365)
Dividends paid to common shareholders	(66,272)	(61,858)
Common shares issued under the Equity Incentive Plan	145	44
Shares withheld for employee taxes	(1,400)	(1,571)
Net cash (used in) provided by financing activities	(76,985)	137,453
Net decrease in cash, cash equivalents and restricted cash	(12,308)	(3,177)
Cash, cash equivalents and restricted cash at beginning of period	16,965	13,250
Cash, cash equivalents and restricted cash at end of period	$4,657	$10,073

Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions	$—	$3,559
Intangible lease liabilities	$1,680	$21,871
Interest rate swap asset	$4,750	$1,504
Accrued real estate improvement costs	$122	$1,107
Redemption / exchange of OP Units	$—	$3,202

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$3,046	$10,073
Restricted cash	1,611	—
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flow	$4,657	$10,073

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	September 30, 2018 (unaudited)	December 31, 2017
ASSETS
Real Estate Investments:
Land	$894,148	$878,797
Building and improvements	2,256,495	2,230,600
	3,150,643	3,109,397
Less: accumulated depreciation	309,066	260,115
Real Estate Investments, net	2,841,577	2,849,282
Cash and cash equivalents	3,046	11,553
Restricted cash	1,611	5,412
Tenant and other receivables, net	45,243	43,257
Deposits	—	500
Acquired lease intangible assets, net	75,493	82,778
Prepaid expenses	1,244	2,853
Deferred charges, net	34,956	37,167
Other	11,365	6,396
Total assets	$3,014,535	$3,039,198

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$299,014	$298,816
Credit facility	134,474	140,329
Senior Notes	941,104	940,086
Mortgage notes payable	88,754	107,915
Acquired lease intangible liabilities, net	170,079	178,984
Accounts payable and accrued expenses	31,664	18,638
Tenants’ security deposits	7,054	6,771
Other liabilities	16,809	18,018
Total liabilities	1,688,952	1,709,557

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,194,869	1,202,111
Limited partners’ capital	122,734	125,674
Accumulated other comprehensive income	7,980	1,856
Total capital	1,325,583	1,329,641
Total liabilities and capital	$3,014,535	$3,039,198

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Base rents	$56,573	$52,871	$167,000	$154,878
Recoveries from tenants	16,455	14,210	49,087	43,100
Other income	876	885	4,553	2,528
Total revenues	73,904	67,966	220,640	200,506

Operating expenses
Property operating	11,150	9,702	32,645	28,630
Property taxes	8,255	7,086	23,988	21,801
Depreciation and amortization	25,335	24,627	75,883	71,330
General and administrative expenses	3,770	3,475	11,291	10,790
Acquisition transaction costs	—	—	—	4
Other expense	46	41	389	316
Total operating expenses	48,556	44,931	144,196	132,871

Operating income	25,348	23,035	76,444	67,635

Non-operating expenses
Interest expense and other finance expenses	(15,591)	(12,908)	(46,761)	(37,060)
Gain on sale of real estate	5,890	—	5,890	—
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$15,647	$10,127	$35,573	$30,575

Earnings per unit - basic and diluted	$0.12	$0.08	$0.28	$0.25

Distributions per unit	$0.1950	$0.1875	$0.5850	$0.5625

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$15,647	$10,127	$35,573	$30,575
Other comprehensive income:
Unrealized swap derivative gain arising during the period	932	1,520	5,719	1,617
Reclassification adjustment for amortization of interest expense included in net income	(187)	439	405	1,491
Other comprehensive income	745	1,959	6,124	3,108
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$16,392	$12,086	$41,697	$33,683

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statement of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive income
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2017	11,678,991	$125,674	112,347,451	$1,202,111	$1,856	$1,329,641
OP units issued under the Equity Incentive Plan	—	—	387,861	145	—	145
OP Units withheld for employee taxes	—	—	(70,168)	(1,400)	—	(1,400)
Cancellation of OP Units	—	—	(6,999)	—	—	—
Stock based compensation expense	—	—	—	5,415	—	5,415
Cash redemption of OP Units	(104,950)	(1,992)	—	—	—	(1,992)
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,529	—	(2,529)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	1,326,690	25,703	—	25,703
Registration expenditures	—	—	—	(376)	—	(376)
Cash distributions ($0.5850 per unit)	—	(6,815)	—	(66,188)	—	(73,003)
Distributions payable to officers	—	—	—	(247)	—	(247)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	3,338	—	32,235	—	35,573
Other comprehensive income	—	—	—	—	6,124	6,124
Balance at September 30, 2018	11,574,041	$122,734	113,984,835	$1,194,869	$7,980	$1,325,583

_________________________________

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,573	$30,575
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75,883	71,330
Amortization of deferred financing costs and mortgage premiums, net	1,386	1,614
Straight-line rent adjustment	(4,366)	(3,871)
Amortization of above and below market rent	(10,891)	(13,737)
Amortization relating to stock based compensation	5,415	4,535
Provisions for tenant credit losses	1,382	1,612
Other noncash interest expense	1,373	1,604
Gain on sale of real estate	(5,890)	—
Change in operating assets and liabilities:
Tenant and other receivables	864	(1,352)
Prepaid expenses	1,606	2,378
Accounts payable and accrued expenses	13,106	10,725
Other assets and liabilities, net	(4,787)	(2,204)
Net cash provided by operating activities	110,654	103,209
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(44,195)	(198,823)
Proceeds from sale of real estate	26,880	—
Improvements to properties	(29,162)	(39,466)
Deposits on real estate acquisitions, net	500	(5,550)
Net cash used in investing activities	(45,977)	(243,839)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(19,478)	(8,642)
Proceeds from draws on credit facility	141,000	246,000
Payments on credit facility	(147,500)	(27,000)
Redemption of OP Units	(1,992)	(150)
Deferred financing and other costs	—	(2,466)
Proceeds from the issuance of OP Units in connection with issuance of common stock	25,703	—
Registration expenditures	(376)	(365)
Distributions to OP Unitholders	(73,087)	(68,397)
Issuance of OP Units under the Equity Incentive Plan	145	44
OP Units withheld for employee taxes	(1,400)	(1,571)
Net cash (used in) provided by financing activities	(76,985)	137,453
Net decrease in cash, cash equivalents and restricted cash	(12,308)	(3,177)
Cash, cash equivalents and restricted cash at beginning of period	16,965	13,250
Cash, cash equivalents and restricted cash at end of period	$4,657	$10,073

Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions	$—	$3,559
Intangible lease liabilities	$1,680	$21,871
Interest rate swap asset	$4,750	$1,504
Accrued real estate improvement costs	$122	$1,107
Redemption / exchange of OP Units	$—	$3,202

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$3,046	$10,073
Restricted cash	1,611	—
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flow	$4,657	$10,073

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

In February 2016, the FASB issued ASU No. 2016-2, “Leases.” ASU No. 2016-2 is expected to result in the recognition of a right-to-use asset and related liability to account for future obligations under ground lease agreements for which the Company is the lessee. As of September 30, 2018, the remaining contractual payments under ground lease agreements aggregated approximately $40.8 million. In addition, ASU No. 2016-2 will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Payroll and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred, and accordingly, the Company’s general and administrative expenses will increase.

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

Under ASU No. 2016-2, each lease agreement will be evaluated to identify the lease components and nonlease components at lease inception. The total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative standalone selling prices. Lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance for operating leases (straight-line basis). In July 2018, the FASB issued an amendment to ASU No. 2016-2 that allows lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. This practical expedient allows lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and the combined single lease component would be classified as an operating lease.

The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the provisions of ASU No. 2016-2 effective January 1, 2019 using the modified retrospective approach and plans to elect the practical expedient described above. The Company continues to evaluate the impact this pronouncement will have on the Company’s consolidated financial statements.

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2018, the statute of limitations for the tax years 2015 through and including 2017 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. During the nine months ended September 30, 2018 and 2017, capitalized costs related to the improvement or replacement of real estate properties were approximately $30.2 million and $40.6 million, respectively.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases is amortized to base rental income, over the terms of the respective leases including option periods, if applicable. The value of in-place leases is amortized to expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three and nine months ended September 30, 2018.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2018.

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

Termination fees (included in Other income in the consolidated statements of operations and comprehensive income) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees when the following conditions are met: (a) the termination agreement is executed; (b) the termination fee is determinable; (c) all landlord services pursuant to the terminated lease have been rendered; and (d) collectability of the termination fee is assured. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses have been met.

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The provision for doubtful accounts at September 30, 2018 and December 31, 2017 was approximately $7.1 million and $6.4 million, respectively.

Depreciation and Amortization

The Company uses the straight-line method for depreciation and amortization. Buildings are depreciated over the estimated useful lives which the Company estimates to be 39-40 years. Property improvements are depreciated over estimated useful lives that range from 10 to 20 years. Furniture and fixtures are depreciated over estimated useful lives that range from 3 to 10 years. Tenant improvements are amortized over the shorter of the life of the related leases or their useful life.

Deferred Leasing and Internal Capitalized Leasing Costs

Costs incurred in obtaining tenant leases (principally leasing commissions and acquired lease origination costs) are amortized ratably over the life of the tenant leases. The amortization of deferred leasing costs is included in Depreciation and amortization in the consolidated statements of operations and comprehensive income. The Company currently capitalizes a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the three months ended September 30, 2018 and 2017, the Company capitalized approximately $338,000 and $332,000, respectively. During the nine months ended September 30, 2018 and 2017, the Company capitalized approximately $949,000 and $902,000, respectively.

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

For the three and nine months ended September 30, 2018 and 2017, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards outstanding under the Equity Incentive Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$15,647	$10,127	$35,573	$30,575
Less income attributable to non-controlling interests	(1,453)	(978)	(3,338)	(2,947)
Less earnings allocated to unvested shares	(100)	(80)	(301)	(239)
Net income available for common stockholders, basic	$14,094	$9,069	$31,934	$27,389
Numerator:
Net income	$15,647	$10,127	$35,573	$30,575
Less earnings allocated to unvested shares	(100)	(80)	(301)	(239)
Net income available for common stockholders, diluted	$15,547	$10,047	$35,272	$30,336
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	112,799,637	109,267,444	112,378,343	109,254,018
OP units	11,609,401	11,678,991	11,653,290	11,643,226
Restricted stock awards – performance-based	301,729	177,670	270,325	172,089
Stock options	114,779	127,078	108,080	131,282
Denominator for diluted EPS – weighted average common equivalent shares	124,825,546	121,251,183	124,410,038	121,200,615

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$15,647	$10,127	$35,573	$30,575
Less earnings allocated to unvested shares	(100)	(80)	(301)	(239)
Net income available to unitholders, basic and diluted	$15,547	$10,047	$35,272	$30,336
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	124,409,038	120,946,435	124,031,633	120,897,244
Restricted stock awards – performance-based	301,729	177,670	270,325	172,089
Stock options	114,779	127,078	108,080	131,282
Denominator for diluted earnings per unit – weighted average common equivalent units	124,825,546	121,251,183	124,410,038	121,200,615

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 7.

The Company accounts for its stock-based compensation plans based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  Restricted stock grants vest based upon the completion of a service period (“time-based grants”) and/or the Company meeting certain established market-specific financial performance criteria (“performance-based grants”).  Time-based grants are valued according to the market price for the Company’s common stock at the date of grant.  For performance-based grants, a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company’s policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and time-based grants of stock are expensed as compensation on a straight-line basis over the vesting period.  Awards of performance-based grants are expensed as compensation under the accelerated attribution method and are recognized in income regardless of the results of the performance criteria.

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

2. Real Estate Investments

The following real estate investment transactions have occurred during the nine months ended September 30, 2018.

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

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the nine months ended September 30, 2018 (in thousands).

September 30, 2018
Assets
Land	$7,666
Building and improvements	35,629
Acquired lease intangible asset	1,763
Deferred charges	818
Assets acquired	$45,876

Liabilities
Acquired lease intangible liability	$1,680
Liabilities assumed	$1,680

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the three and nine months ended September 30, 2018, for the properties acquired during the nine months ended September 30, 2018 (in thousands).

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Statement of operations:
Revenues	$822	$1,537
Net income attributable to Retail Opportunity Investments Corp.	$272	$510

Property Dispositions

On September 27, 2018, the Company sold Round Hill Square, a non-core shopping center located in Zephyr Cove, Nevada. The sales price of $28.0 million, less costs to sell, resulted in net proceeds of approximately $26.9 million. The Company recorded a gain on sale of real estate of approximately $5.9 million during the three and nine months ended September 30, 2018 related to this property disposition.

3. Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of September 30, 2018 are summarized as follows (in thousands):

Minimum Rents
Remaining 2018	$50,269
2019	193,837
2020	174,239
2021	152,298
2022	126,461
Thereafter	505,152
Total minimum lease payments	$1,202,256

4. Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s term loan, unsecured revolving credit facility, carve-out guarantees on property-level debt, and the Senior Notes. Costs incurred in obtaining long-term financing are amortized ratably over the related debt agreement. The amortization of deferred financing costs is included in Interest expense and other finance expenses in the consolidated statements of operations and comprehensive income.

Mortgage Notes Payable

On February 1, 2018, the Company repaid in full the Santa Teresa Village mortgage note related to Santa Teresa Village for a total of approximately $10.1 million, without penalty, in accordance with the prepayment provisions of the note. On September 28, 2018, the Company repaid in full the Magnolia Shopping Center mortgage note related to Magnolia Shopping Center for a total of approximately $8.8 million, without penalty, in accordance with the repayment provisions of the note.

The mortgage notes payable collateralized by respective properties and assignment of leases at September 30, 2018 and December 31, 2017, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	September 30, 2018	December 31, 2017
Santa Teresa Village	February 2018	6.200%	—	10,138
Magnolia Shopping Center	October 2018	5.500%	—	8,951
Casitas Plaza Shopping Center	June 2022	5.320%	7,196	7,307
Riverstone Marketplace	July 2022	4.960%	18,146	18,424
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	35,500	35,500
			$86,842	$106,320
Mortgage premiums			2,194	1,921
Net unamortized deferred financing costs			(282)	(326)
Total mortgage notes payable			$88,754	$107,915

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	September 30, 2018	December 31, 2017
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(986)	(1,184)
Term loan	$299,014	$298,816

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	September 30, 2018	December 31, 2017
Credit facility	$137,000	$143,500
Net unamortized deferred financing costs	(2,526)	(3,171)
Credit facility	$134,474	$140,329

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

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at September 30, 2018.

As of September 30, 2018, $300.0 million and $137.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three and nine months ended September 30, 2018 was 3.2% and 3.0%, respectively. The weighted average interest rate on the credit facility during the three and nine months ended September 30, 2018 was 3.1% and 2.9%, respectively. The Company had no available borrowings under the term loan at September 30, 2018. The Company had $463.0 million available to borrow under the credit facility at September 30, 2018.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	September 30, 2018	December 31, 2017
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(1,155)	(1,249)
Senior Notes Due 2027	$248,845	$248,751

On November 10, 2017, the Operating Partnership entered into a Note Purchase Agreement which provided for the issuance of $250.0 million principal amount of 4.19% Senior Notes Due 2027 (the “Senior Notes Due 2027”) in a private placement effective

December 15, 2017. The Senior Notes Due 2027 pay interest on June 15 and December 15 of each year, commencing on June 15, 2018, and mature on December 15, 2027, unless prepaid earlier by the Operating Partnership. The Operating Partnership’s performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC. The net proceeds were used to reduce borrowings under the credit facility. The interest expense recognized on the Senior Notes Due 2027 during the three and nine months ended September 30, 2018 included approximately $2.6 million and $7.8 million, respectively, for the contractual coupon interest.

In connection with the issuance of the Senior Notes Due 2027, the Company incurred approximately $1.3 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2027.

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	September 30, 2018	December 31, 2017
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(227)	(248)
Senior Notes Due 2026	$199,773	$199,752

On July 26, 2016, the Operating Partnership entered into a Note Purchase Agreement, as amended, which provided for the issuance of $200.0 million principal amount of 3.95% Senior Notes Due 2026 (the “Senior Notes Due 2026”) in a private placement effective September 22, 2016. The Senior Notes Due 2026 pay interest on March 22 and September 22 of each year, commencing on March 22, 2017, and mature on September 22, 2026, unless prepaid earlier by the Operating Partnership. The Operating Partnership’s performance of the obligations under the Note Purchase Agreement, including the payment of any outstanding indebtedness thereunder, are guaranteed, jointly and severally, by ROIC. The interest expense recognized on the Senior Notes Due 2026 during the three months ended September 30, 2018 and 2017 included approximately $2.0 million for the contractual coupon interest. The interest expense recognized on the Senior Notes Due 2026 during the nine months ended September 30, 2018 and 2017 included approximately $5.9 million for the contractual coupon interest.

In connection with the issuance of the Senior Notes Due 2026, the Company incurred approximately $283,000 of deferred financing costs which are being amortized over the term of the Senior Notes Due 2026.

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	September 30, 2018	December 31, 2017
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,335)	(2,578)
Net unamortized deferred financing costs	(1,369)	(1,535)
Senior Notes Due 2024	$246,296	$245,887

On December 3, 2014, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 4.000% Senior Notes due 2024 (the “Senior Notes Due 2024”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2024 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2015, and mature on December 15, 2024, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2024 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2024 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and ranks equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2024 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries

(including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized for the contractual coupon interest on the Senior Notes Due 2024 during the three months ended September 30, 2018 and 2017 was $2.5 million. The interest expense recognized for the accretion of the debt discount on the Senior Notes Due 2024 during the three months ended September 30, 2018 and 2017 was approximately $82,000 and $79,000, respectively. The interest expense recognized for the contractual coupon interest on the Senior Notes Due 2024 during the nine months ended September 30, 2018 and 2017 was $7.5 million. The interest expense recognized for the accretion of the debt discount on the Senior Notes Due 2024 during the nine months ended September 30, 2018 and 2017 was approximately $243,000 and $233,000, respectively.

In connection with the Senior Notes Due 2024 offering, the Company incurred approximately $2.2 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2024.

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	September 30, 2018	December 31, 2017
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,441)	(2,737)
Net unamortized deferred financing costs	(1,369)	(1,567)
Senior Notes Due 2023	$246,190	$245,696

On December 9, 2013, the Operating Partnership completed a registered underwritten public offering of $250.0 million aggregate principal amount of 5.000% Senior Notes due 2023 (the “Senior Notes Due 2023”), fully and unconditionally guaranteed by ROIC. The Senior Notes Due 2023 pay interest semi-annually on June 15 and December 15, commencing on June 15, 2014, and mature on December 15, 2023, unless redeemed earlier by the Operating Partnership. The Senior Notes Due 2023 are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guaranteed the Operating Partnership’s obligations under the Senior Notes Due 2023 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. The guarantee is a senior unsecured obligation of ROIC and will rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantee of the Senior Notes Due 2023 is effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of its subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting). The interest expense recognized for the contractual coupon interest on the Senior Notes Due 2023 during the three months ended September 30, 2018 and 2017 was $3.1 million. The interest expense recognized for the accretion of the debt discount on the Senior Notes Due 2023 during the three months ended September 30, 2018 and 2017 was approximately $101,000 and $96,000, respectively. The interest expense recognized for the contractual coupon interest on the Senior Notes Due 2023 during the nine months ended September 30, 2018 and 2017 was $9.4 million. The interest expense recognized for the accretion of the debt discount on the Senior Notes Due 2023 during the nine months ended September 30, 2018 and 2017 was approximately $296,000 and $285,000, respectively.

In connection with the Senior Notes Due 2023 offering, the Company incurred approximately $2.6 million of deferred financing costs which are being amortized over the term of the Senior Notes Due 2023.

5. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock outstanding.

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

During the three months and nine months ended September 30, 2018, ROIC sold a total of 1,251,376 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $24.2 million and commissions of approximately $242,000 paid to the agents. During the nine months ended September 30, 2018, ROIC sold a total of 75,314 shares of common stock under the Prior Sales Agreements, which resulted in gross proceeds of approximately $1.5 million and commissions of approximately $19,000 paid to the agents.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the nine months ended September 30, 2018, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the nine months ended September 30, 2018, ROIC awarded 514,972 shares of restricted common stock under the Equity Incentive Plan, of which 180,200 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on pre-defined market-specific performance criteria with a vesting date on January 1, 2021.

A summary of the status of ROIC’s non-vested restricted stock awards as of September 30, 2018, and changes during the nine months ended September 30, 2018 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	781,467	$18.14
Granted	514,972	$15.85
Vested	(274,608)	$18.46
Forfeited	(16,998)	$17.60
Non-vested at September 30, 2018	1,004,833	$16.89

For the three months ended September 30, 2018 and 2017, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $2.0 million and $1.7 million, respectively. For the nine months ended September 30, 2018 and 2017, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $5.4 million and $4.5 million, respectively.

8. Capital of the Operating Partnership

As of September 30, 2018, the Operating Partnership had 125,558,876 OP Units outstanding. ROIC owned an approximate 90.7% partnership interest in the Operating Partnership at September 30, 2018, or 113,984,835 OP Units. The remaining 11,574,041 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of September 30, 2018, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the nine months ended September 30, 2018, ROIC received notices of redemption for a total of 104,950 OP Units. ROIC elected to redeem the OP Units in cash, and accordingly, a total of approximately $2.0 million was paid during the nine months ended September 30, 2018 to the holders of the respective OP Units. In accordance with the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, the redemption values were calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding the date of receipt of the notices of redemption.

The redemption value of outstanding OP Units owned by the limited partners as of September 30, 2018, not including ROIC, had such units been redeemed at September 30, 2018, was approximately $214.9 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding September 30, 2018, which amounted to $18.57 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at September 30, 2018 was approximately $227.2 million and $180.7 million, respectively, calculated using significant inputs which are not observable in the market. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at September 30, 2018 was approximately $235.6 million and $251.5 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $86.3 million with an interest rate range of 4.2% to 4.4% and a weighted average interest rate of 4.3% as of September 30, 2018. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of September 30, 2018 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of September 30, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2018:
Assets
Derivative financial instruments	$—	$9,071	$—	$9,071

December 31, 2017:
Assets
Derivative financial instruments	$—	$4,321	$—	$4,321

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $1.5 million will be reclassified as a non-cash increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2018 and December 31, 2017, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	September 30, 2018 Fair Value	December 31, 2017 Fair Value
Interest rate products	Other assets	$9,071	$4,321

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amount of gain recognized in OCI on derivatives	$932	$1,520	$5,719	$1,617
Amount of (gain) loss reclassified from AOCI into interest	$(187)	$439	$405	$1,491

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

The following table represents the Company’s future minimum annual lease payments under operating leases as of September 30, 2018 (in thousands):

Operating Leases
Remaining 2018	$318
2019	1,278
2020	1,286
2021	1,283
2022	1,304
Thereafter	35,347
Total minimum lease payments	$40,816

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

11. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended September 30, 2018 and 2017, the Company incurred approximately $20,000 and $13,000, respectively, of expenses relating to the agreements. For the nine months ended September 30, 2018 and 2017, the Company incurred approximately $54,000 and $39,000, respectively, of expenses relating to the agreements. These expenses were included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

12. Subsequent Events

On October 23, 2018, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.1950 per share and per OP Unit, payable on December 28, 2018 to holders of record on December 14, 2018.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of September 30, 2018, ROIC owned an approximate 90.7% partnership interest and other limited partners owned the remaining approximate 9.3% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of September 30, 2018, the Company’s portfolio consisted of 92 properties (91 retail and one office) totaling approximately 10.5 million square feet of gross leasable area (“GLA”). As of September 30, 2018, the Company’s total portfolio was approximately 97.0% leased. During the nine months ended September 30, 2018, the Company leased or renewed a total of 1.1 million square feet in its portfolio. The Company has committed approximately $13.5 million, or $41.80 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the nine months ended September 30, 2018. The Company has committed approximately $559,000, or $1.73 per square foot, in leasing commissions, for the new leases that occurred during the nine months ended September 30, 2018. The Company has committed approximately $662,000, or $0.82 per square foot, in tenant improvements, including building improvements, for the renewed leases that occurred during the nine months ended September 30, 2018. Leasing commission commitments for renewed leases were not material for the nine months ended September 30, 2018.

Subsequent Events

On October 23, 2018, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.1950 per share and per OP Unit, payable on December 28, 2018 to holders of record on December 14, 2018.

Results of Operations

At September 30, 2018, the Company had 92 properties (91 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of September 30, 2018. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended September 30, 2018 and 2017 (in thousands).

		Three Months Ended September 30,
		2018	2017
Operating income per GAAP		$25,348	$23,035
Plus:	Depreciation and amortization	25,335	24,627
	General and administrative expenses	3,770	3,475
	Other expenses	46	41
Property operating income		$54,499	$51,178

The following comparison for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, makes reference to the effect of the same-center properties. Same-center properties, which totaled 83 of the Company’s 92 properties as of September 30, 2018, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office building and one shopping center that is currently under contract to be sold and is slated for new multi-family development and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2018 related to the 83 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2018 and 2017 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended September 30, 2018
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$26,356	$(1,008)	$25,348
Plus:	Depreciation and amortization	23,216	2,119	25,335
	General and administrative expenses (1)	—	3,770	3,770
	Other expenses (1)	—	46	46
Property operating income		$49,572	$4,927	$54,499
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2017 related to the 83 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2018 and 2017 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended September 30, 2017
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$25,644	$(2,609)	$23,035
Plus:	Depreciation and amortization	24,199	428	24,627
	General and administrative expenses (1)	—	3,475	3,475
	Other expenses (1)	—	41	41
Property operating income		$49,843	$1,335	$51,178
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the three months ended September 30, 2018, the Company generated property operating income of approximately $54.5 million compared to property operating income of $51.2 million generated during the three months ended September 30, 2017. Property operating income increased by approximately $3.3 million during the three months ended September 30, 2018 primarily as a result of an increase in the number of properties owned by the Company in 2018 compared to 2017.  As of September 30, 2018, the Company owned 92 consolidated properties as compared to 87 properties at September 30, 2017. The newly acquired properties increased property operating income in the three months ended September 30, 2018 by approximately $3.6 million compared to the three months ended September 30, 2017. The property operating income for the 83 same-center properties decreased approximately $271,000.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended September 30, 2018 of approximately $25.3 million compared to $24.6 million incurred during the three months ended September 30, 2017. Depreciation and amortization expenses were higher in 2018 as a result of an increase in the number of properties owned by the Company in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $3.8 million during the three months ended September 30, 2018 compared to $3.5 million during the three months ended September 30, 2017. General and administrative expenses increased approximately $295,000 primarily as a result of an increase in compensation-related expenses.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended September 30, 2018 of approximately $15.6 million compared to approximately $12.9 million during the three months ended September 30, 2017. The increase of approximately $2.7 million was primarily due to the incremental increase in interest expense recognized on the Senior Notes Due 2027 issued in December 2017 and increased interest rates payable on the credit facility and term loan compared to the three months ended September 30, 2017, offset by a reduction in the amount outstanding under the credit facility.

Gain on sale of real estate

On September 27, 2018, the Company sold Round Hill Square, a non-core shopping center located in Zephyr Cove, Nevada. The sales price of $28.0 million, less costs to sell, resulted in net proceeds of approximately $26.9 million. The Company recorded a gain on sale of real estate of approximately $5.9 million during the three months ended September 30, 2018. There were no property sales in the three months ended September 30, 2017.

Results of Operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the nine months ended September 30, 2018 and 2017 (in thousands).

		Nine Months Ended September 30,
		2018	2017
Operating income per GAAP		$76,444	$67,635
Plus:	Depreciation and amortization	75,883	71,330
	General and administrative expenses	11,291	10,790
	Acquisition transaction costs	—	4
	Other expenses	389	316
Property operating income		$164,007	$150,075

The following comparison for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, makes reference to the effect of the same-center properties. Same-center properties, which totaled 78 of the Company’s 92 properties as of September 30, 2018, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office building and one shopping center that is currently under contract to be sold and is slated for new multi-family development and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2018 related to the 78 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2018 and 2017 and consolidated into the Company’s financial statements during such periods (in thousands).

		Nine Months Ended September 30, 2018
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$75,246	$1,198	$76,444
Plus:	Depreciation and amortization	64,970	10,913	75,883
	General and administrative expenses (1)	—	11,291	11,291
	Other expenses (1)	—	389	389
Property operating income		$140,216	$23,791	$164,007
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2017 related to the 78 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2018 and 2017 and consolidated into the Company’s financial statements during such periods (in thousands).

		Nine Months Ended September 30, 2017
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$74,511	$(6,876)	$67,635
Plus:	Depreciation and amortization	66,267	5,063	71,330
	General and administrative expenses (1)	—	10,790	10,790
	Acquisition transaction costs	—	4	4
	Other expenses (1)	—	316	316
Property operating income		$140,778	$9,297	$150,075
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the nine months ended September 30, 2018, the Company generated property operating income of approximately $164.0 million compared to property operating income of $150.1 million generated during the nine months ended September 30, 2017. Property operating income increased by approximately $13.9 million during the nine months ended September 30, 2018 primarily as a result of an increase in the number of properties owned by the Company in 2018 compared to 2017 as well as $2.2 million of lease settlement income received in connection with a property that is currently lined up to be sold and is slated for new multi-family development.  As of September 30, 2018, the Company owned 92 consolidated properties as compared to 87 properties at September 30, 2017. The newly acquired properties increased property operating income in the nine months ended September 30, 2018 by approximately $14.5 million compared to the nine months ended September 30, 2017. The property operating income for the 78 same-center properties decreased approximately $562,000 primarily due to a $2.7 million accelerated recognition of a below-market lease intangible liability resulting from a lease termination in the three months ended March 31, 2017, offset by an increase in rental revenue.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the nine months ended September 30, 2018 of approximately $75.9 million compared to $71.3 million incurred during the nine months ended September 30, 2017. Depreciation and amortization expenses were higher in 2018 as a result of an increase in the number of properties owned by the Company in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $11.3 million during the nine months ended September 30, 2018 compared to $10.8 million during the nine months ended September 30, 2017. General and administrative expenses increase approximately $501,000 primarily as a result of an increase in compensation-related expenses.

Interest expense and other finance expenses

The Company incurred interest expense during the nine months ended September 30, 2018 of approximately $46.8 million compared to approximately $37.1 million during the nine months ended September 30, 2017. The increase of approximately $9.7 million was primarily due to the incremental increase in interest expense recognized on the Senior Notes Due 2027 issued in December 2017 and increased interest rates payable on the credit facility.

Gain on sale of real estate

On September 27, 2018, the Company sold Round Hill Square, a non-core shopping center located in Zephyr Cove, Nevada. The sales price of $28.0 million, less costs to sell, resulted in net proceeds of approximately $26.9 million. The Company recorded a gain on sale of real estate of approximately $5.9 million for the nine months ended September 30, 2018. There were no property sales in the nine months ended September 30, 2017.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to ROIC	$14,194	$9,149	$32,235	$27,628
Plus: Depreciation and amortization	25,335	24,627	75,883	71,330
Less: Gain on sale of real estate	(5,890)	—	(5,890)	—
Funds from operations – basic	33,639	33,776	102,228	98,958
Net income attributable to non-controlling interests	1,453	978	3,338	2,947
Funds from operations – diluted	$35,092	$34,754	$105,566	$101,905

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three and nine months ended September 30, 2018 and 2017. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 83 and 78 of the Company’s 92 properties for the three and nine months ended September 30, 2018, respectively, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office building and one shopping center that is currently under contract to be sold and is slated for new multi-family development and is no longer being managed as a retail asset (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
GAAP operating income	$25,348	$23,035	$76,444	$67,635
Depreciation and amortization	25,335	24,627	75,883	71,330
General and administrative expenses	3,770	3,475	11,291	10,790
Acquisition transaction costs	—	—	—	4
Other expense	46	41	389	316
Property revenues and other expenses (1)	(5,184)	(5,811)	(15,117)	(17,041)
Total Company cash NOI	49,315	45,367	148,890	133,034
Non same-center cash NOI	(4,099)	(1,237)	(20,823)	(8,260)
Same-center cash NOI	$45,216	$44,130	$128,067	$124,774
______________________

(1)
Includes straight-line rents, amortization of above and below-market lease intangibles, anchor lease termination fees, net of contractual amounts, and expense and recovery adjustments related to prior periods.

During the three months ended September 30, 2018, the Company generated same-center cash NOI of approximately $45.2 million compared to $44.1 million generated during the three months ended September 30, 2017, representing a 2.5% increase. This increase is primarily due to an increase in base rents driven by an increase in occupancy. During the nine months ended September 30, 2018, the Company generated same-center cash NOI of approximately $128.1 million compared to approximately $124.8 million generated during the nine months ended September 30, 2017, representing a 2.6% increase. This increase is primarily due to an increase in base rents driven by an increase in occupancy.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2018.

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

During the nine months ended September 30, 2018, the Company’s primary source of cash was distributions from the Operating Partnership and proceeds from the issuance of common stock. As of September 30, 2018, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On May 1, 2018, the Company entered into five separate Sales Agreements (the “Sales Agreements”) with each of Capital One Securities, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., and Robert W. Baird & Co. Incorporated (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $250.0 million through the Agents either as agents or principals. In addition, on April 30, 2018, the Company terminated sales agreements with Jefferies, KeyBanc and Raymond James, dated as of September 19, 2014 and with Baird, dated as of May 23, 2016, which the Company entered into in connection with its prior “at the market” offering. During the three months and nine months ended September 30, 2018, ROIC sold a total of 1,251,376 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $24.2 million and commissions of approximately $242,000 paid to the agents.

For the nine months ended September 30, 2018, dividends paid to stockholders totaled approximately $66.3 million.  Additionally, for the nine months ended September 30, 2018, the Operating Partnership made distributions of approximately $6.8 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $110.7 million.  For the nine months ended September 30, 2017, dividends paid to stockholders totaled approximately $61.9 million.  Additionally, for the nine months ended September 30, 2017, the Operating Partnership made distributions of approximately $6.5 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $103.2 million.

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

During the nine months ended September 30, 2018, the Operating Partnership’s primary sources of cash were (i) cash flow from operations, (ii) proceeds from bank borrowings under the credit facility and (iii) cash contributed to the Operating Partnership by the Company for proceeds from the issuance of common stock. As of September 30, 2018, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at September 30, 2018.

As of September 30, 2018, $300.0 million and $137.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three and nine months ended September 30, 2018 was 3.2% and 3.0%, respectively. The weighted average interest rate on the credit facility during the three and nine months ended September 30, 2018 was 3.1% and 2.9%, respectively. The Company had no available borrowings under the term loan at September 30, 2018. The Company had $463.0 million available to borrow under the credit facility at September 30, 2018.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net Cash Provided by (Used in):
Operating Activities	$110,654	$103,209
Investing Activities	$(45,977)	$(243,839)
Financing Activities	$(76,985)	$137,453

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $110.7 million in the nine months ended September 30, 2018, compared to $103.2 million in the comparable period in 2017. During the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, cash flows from operating activities increased by approximately $7.4 million primarily due to an increase in property operating income of approximately $13.9 million, the timing of collections and payments of working capital accounts, offset by an increase in interest expense of approximately $9.7 million primarily due to interest incurred related to the Senior Notes Due 2027 issued in December 2017 and increased interest rates payable on the credit facility and term loan.

Investing Activities

Net cash flows used in investing activities amounted to $46.0 million in the nine months ended September 30, 2018, compared to $243.8 million in the comparable period in 2017. During the nine months ended September 30, 2018, cash flows used in investing activities decreased by approximately $197.9 million, primarily due to a decrease in investments in real estate of approximately $154.6 million, an increase in proceeds from the sale of real estate of approximately $26.9 million and a decrease in improvements to properties of approximately $10.3 million.

Financing Activities

Net cash flows used in financing activities amounted to $77.0 million for the nine months ended September 30, 2018, compared to net cash flows provided by financing activities of $137.5 million for the nine months ended September 30, 2017. This decrease of approximately $214.4 million for the nine months ended September 30, 2018, is primarily due to the net decrease in proceeds from draws on the credit facility of $225.5 million, the increase in repayments on mortgages of approximately $10.8 million, the increase in dividend and distribution payments of approximately $4.7 million, offset by the increase in proceeds from the sale of common stock of approximately $25.7 million.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at September 30, 2018 (in thousands):

	Remaining 2018	2019	2020	2021	2022	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$134	$551	$577	$717	$24,132	$60,731	$86,842
Mortgage Notes Payable Interest	955	3,796	3,774	3,737	3,170	5,100	20,532
Term loan (2)	—	—	—	—	300,000	—	300,000
Credit facility (3)	—	—	—	137,000	—	—	137,000
Senior Notes Due 2027 (4)	5,237	10,475	10,475	10,475	10,475	302,375	349,512
Senior Notes Due 2026 (4)	—	7,900	7,900	7,900	7,900	231,600	263,200
Senior Notes Due 2024 (4)	5,000	10,000	10,000	10,000	10,000	270,000	315,000
Senior Notes Due 2023 (4)	6,250	12,500	12,500	12,500	12,500	262,500	318,750
Operating lease obligations	318	1,278	1,286	1,283	1,304	35,347	40,816
Total	$17,894	$46,500	$46,512	$183,612	$369,481	$1,167,653	$1,831,652
_________________________________

(1)	Does not include unamortized mortgage premium of $2.2 million as of September 30, 2018.

(2)
For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of September 30, 2018 which was 3.4%. Borrowings under the term loan accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

(3)
For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the interest rate on the credit facility as of September 30, 2018 which was 3.3%. Borrowings under the credit facility accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(4)	Represents payments of interest only in years 2018 through 2022 and payments of both principal and interest thereafter.

For the new leases and renewals that occurred during the nine months ended September 30, 2018, the Company has committed approximately $14.2 million and $613,000 in tenant improvements (including building improvements) and leasing commissions, respectively. As of September 30, 2018, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company does not have any off-balance sheet arrangements.

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

The Company plans to finance future acquisitions through a combination of cash from operations, borrowings under its credit facility, the assumption of existing mortgage debt, the issuance of OP Units, and equity and debt offerings. In addition, the Company may acquire retail properties indirectly through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

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

As of September 30, 2018, the Company had $437.0 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 9 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into four interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of September 30, 2018, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	September 30, 2018 Value	Increase 50 basis points	Increase 100 basis points
$50,000	$116	$180	$243	$305	$368
$50,000	$132	$195	$258	$321	$383
$100,000	$728	$2,534	$4,306	$6,038	$7,731
$100,000	$728	$2,534	$4,306	$6,038	$7,731

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

During the nine months ended September 30, 2018, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the nine months ended September 30, 2018, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes to our risk factors during the nine months ended September 30, 2018.

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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: October 24, 2018	Date: October 24, 2018

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: October 24, 2018	Date: October 24, 2018