Form 10-K
period 2018-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2019-02-20
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Retail Opportunity Investments Corp.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Retail Opportunity Investments Partnership, LP

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
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

The aggregate market value of the common equity held by non-affiliates of Retail Opportunity Investments Corp. as of June 30, 2018, the last business day of its most recently completed second fiscal quarter, was $2.1 billion (based on the closing sale price of $19.16 per share of Retail Opportunity Investments Corp. common stock on that date as reported on the NASDAQ Global Select Market).

There is no public trading market for the operating partnership units of Retail Opportunity Investments Partnership, LP. As a result the aggregate market value of common equity securities held by non-affiliates of this registrant cannot be determined.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 113,996,474 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of February 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Retail Opportunity Investments Corp.’s definitive proxy statement for its 2019 Annual Meeting, to be filed within 120 days after its fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY PARAGRAPH

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which Retail Opportunity Investments Corp. is the parent company and through its wholly owned subsidiary, acts as general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP. Unless otherwise indicated or unless the context requires otherwise, all references in this report to the Operating Partnership refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of December 31, 2018, ROIC owned an approximate 90.8% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership. Through this subsidiary, ROIC has full and complete authority and control over the Operating Partnership’s business.

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

Item 1.  Business

Overview

Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”) commenced operations in October 2009 as a fully integrated, self-managed REIT, and as of December 31, 2018, ROIC owned an approximate 90.8% partnership interest and other limited partners owned the remaining 9.2% partnership interest in the Operating Partnership.  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.  The Company is organized in a traditional umbrella partnership real estate investment trust (“UpREIT”) format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the sole general partner of, and ROIC conducts substantially all of its business through, its operating partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), together with its subsidiaries. As of December 31, 2018, the Company’s portfolio consisted of 92 properties (91 retail and one office) totaling approximately 10.5 million square feet of gross leasable area (“GLA”).

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

The Company’s aim is to seek to provide diversification of assets, tenant exposures, lease terms and locations in its portfolio.  In order to capitalize on the changing sets of investment opportunities that may be present in the various points of an economic cycle, the Company may expand or refocus its investment strategy.  The Company’s investment strategy may be amended from time to time, if approved by its board of directors.  The Company is not required to seek stockholder approval when amending its investment strategy.

Transactions During 2018

Investing Activity

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

Property Dispositions

On September 27, 2018, the Company sold Round Hill Square, a non-core shopping center located in Zephyr Cove, Nevada. The sales price of $28.0 million, less costs to sell, resulted in net proceeds of approximately $26.9 million. The Company recorded a gain on sale of real estate of approximately $5.9 million during the year ended December 31, 2018 related to this property disposition.

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

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility are subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2018.

As of December 31, 2018, $300.0 million and $156.0 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the year ended December 31, 2018 were 3.1% and 3.0%, respectively. The Company had no available borrowings under the term loan at December 31, 2018. The Company had $444.0 million available to borrow under the credit facility at December 31, 2018.

Mortgage Notes Payable

On February 1, 2018, the Company repaid in full the Santa Teresa Village mortgage note related to Santa Teresa Village for a total of approximately $10.1 million, without penalty, in accordance with the prepayment provisions of the note. Further, on September 28, 2018, the Company repaid in full the Magnolia Shopping Center mortgage note related to Magnolia Shopping Center for a total of approximately $8.8 million, without penalty, in accordance with the repayment provisions of the note.

ATM Equity Offering

On May 1, 2018, ROIC entered into five separate Sales Agreements (the “Sales Agreements”) with each of Capital One Securities, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., and Robert W. Baird & Co. Incorporated (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $250.0 million through the Agents either as agents or principals. In addition, on April 30, 2018, the Company terminated sales agreements with Jefferies, KeyBanc and Raymond James, dated as of September 19, 2014 and with Baird, dated as of May 23, 2016 (the “Prior Sales Agreements”), which the Company entered into in connection with its prior “at the market” offering.

During the year ended December 31, 2018, ROIC sold a total of 1,251,376 shares under the Sales Agreements, which resulted in gross proceeds of approximately $24.2 million and commissions of approximately $242,000 paid to the Agents. During the year ended December 31, 2018, ROIC sold a total of 75,314 shares of common stock under the Prior Sales Agreements, which resulted in gross proceeds of approximately $1.5 million and commissions of approximately $19,000 paid to the Agents. During the year ended December 31, 2017, ROIC sold a total of 34,001 shares under the Prior Sales Agreements, which resulted in gross proceeds of approximately $681,000 and commissions of approximately $9,000 paid to the Agents.

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

Employees

As of December 31, 2018, the Company had 71 employees, including three executive officers, one of whom is also a member of its board of directors and 19 maintenance employees at the shopping centers.

Available Information

The Company files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”).  The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The Company’s website is www.roireit.net.  The Company’s reports on Forms 10-K, 10-Q and 8-K, and all amendments to those reports are available free of charge on its Website as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.  The contents of the Company’s website are not incorporated by reference herein.

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

The Company’s executive officers and directors may face conflicts of interest.  Except for Messrs. Tanz, Haines and Schoebel, none of the Company’s executive officers or directors are required to commit substantially all of their business time to the Company. Also, in the course of their other business activities, the Company’s directors may become aware of investment and business opportunities that may be appropriate for presentation to the Company as well as the other entities with which they are affiliated.  They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

In the event we seek to redevelop existing properties, these projects could be subject to delays or other risks and might not yield the returns we anticipate, which would harm our financial condition and operating results.

We may selectively engage in redevelopment projects at certain of our properties. To the extent we enter into redevelopment projects, they will be subject to a number of risks that could negatively affect our return on investment, financial condition, results of operations and our ability to make distributions to stockholders, including, among others:

•	higher than anticipated construction costs, including labor and material costs;

•	delayed ability or inability to reach projected occupancy, rental rates, profitability, and investment return;

•
timing delays due to weather, labor disruptions, zoning or other regulatory approvals, tenant decision delays, delays in anchor approvals of redevelopment plans, where required, acts of God (such as fires, significant storms, earthquakes or floods) and other factors outside our control, which might make a project less profitable or unprofitable, or delay profitability; and

•	expenditure of money and time on projects that might be significantly delayed before stabilization.

If a project is unsuccessful, either because it is not meeting our expectations when operational or was not completed according to the project planning, we could lose our investment in the project or have to incur an impairment charge relating to the asset or development which could then adversely impact our financial condition and operating results.

Factors affecting the general retail environment could adversely affect the financial condition of the Company’s retail tenants and the willingness of retailers to lease space in its shopping centers, and in turn, materially and adversely affect the Company.

The Company’s properties are focused on the retail real estate market.  This means that the performance of the Company’s properties will be impacted by general retail market conditions, including the level of consumer spending and consumer confidence, the threat of terrorism and increasing competition from online retail websites and catalog companies.  In addition, the retail business is highly competitive and our tenants may fail to differentiate their shopping experiences, create an attractive value proposition or execute their business strategies. Furthermore, we believe that the increase in digital and mobile technology usage has increased the speed of the transition from shopping at physical locations to web-based purchases and that our tenants may be negatively affected by these changing consumer spending habits. These conditions could adversely affect the financial condition of the Company’s retail tenants and the willingness and ability of retailers to lease space, or renew existing leases, in the Company’s shopping centers and to honor their obligations under existing leases, and in turn, materially and adversely affect the Company.

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

The Company derives significant revenues from anchor tenants such as Albertson’s/Safeway Supermarkets, Kroger Supermarkets and Rite Aid Pharmacy.  As of December 31, 2018, these tenants are the Company’s three largest tenants and accounted for 5.6%, 3.5% and 1.6%, respectively, of its annualized base rent on a pro-rata basis.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

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

The Company’s performance depends on the economic conditions in markets in which its properties are concentrated.  During the year ended December 31, 2018, the Company’s properties in California, Washington and Oregon accounted for 62%, 23% and 15%, respectively, of its consolidated property operating income.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Washington and Oregon. Moreover, due to the geographic concentration of its properties, the Company may be disproportionately affected by general risks such as natural disasters, including major fires, floods and earthquakes, severe or inclement weather, and acts of terrorism should such developments occur in or near the markets in California, Washington and Oregon in which the Company’s properties are located.

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

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio.  As of December 31, 2018, the Company’s outstanding principal mortgage indebtedness was approximately $86.7 million, and the Company may incur significant additional debt to finance future acquisition and development activities.  The credit facility consists of a $600.0 million unsecured revolving credit facility and the Company has a $300.0 million term loan, of which $156.0 million and $300.0 million, respectively, were outstanding as of December 31, 2018.

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

Interest the Company pays could reduce cash available for distributions. As of December 31, 2018, the Company had approximately $156.0 million and $300.0 million outstanding under the Company’s $600.0 million unsecured revolving credit facility and $300.0 million term loan, respectively, that bear interest at a variable rate. In addition, the Company may incur variable rate debt in the future, including mortgage debt, borrowings under the credit facility or new credit facilities. An increase in interest rates would increase the Company’s interest costs, which could adversely affect the Company’s cash flow, results of operations, ability to pay principal and interest on debt and pay dividends and other distributions to its stockholders, and reduce the Company’s access to capital markets. In addition, if the Company needs to repay existing debt during periods of rising interest rates, it may be required to incur additional indebtedness at higher rates. From time to time, the Company may enter into interest rate swap agreements and other interest rate hedging contracts with the intention of lessening the impact of rising interest rates. However, increased interest rates may increase the risk that the counterparties to such agreements may not be able to fulfill their obligations under these agreements, and there can be no assurance that these arrangements will be effective in reducing the Company’s exposure to interest rate changes.  These risks could materially and adversely affect the Company’s cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

Changes to, or the elimination of, LIBOR may adversely affect our financing costs.

In July 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (“LIBOR”) after 2021. As of December 31, 2018, we had outstanding approximately $456.0 million of variable rate debt that was indexed LIBOR. It is not possible to predict the further effect of the rules of the FCA, any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Any such developments may cause LIBOR to perform differently than in the past, or cease to exist or may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs.

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

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced qualified dividend rates. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act (H.R. 1, the “TCJA”), noncorporate taxpayers may deduct up to 20% of certain qualified business income, including “qualified REIT dividends” (generally, REIT dividends received by a shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividends from C corporations does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends, together with the recently reduced corporate tax rate (currently, 21%), could cause investors who are individuals, trusts and estates to perceive investments in REITs to be less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Company’s common stock.

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

The recently enacted TCJA, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see “Recent U.S. Federal Income Tax Legislation”.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains its executive office at 11250 El Camino Real, Suite 200, San Diego, CA 92130.

As of December 31, 2018, the Company’s portfolio consisted of 92 properties (91 retail and one office) totaling approximately 10.5 million square feet of gross leasable area. As of December 31, 2018, the Company’s retail portfolio was approximately 96.9% leased.  During the year ended December 31, 2018, the Company leased or renewed a total of approximately 1.5 million square feet in its portfolio. The Company has committed approximately $20.9 million, or $47.29 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2018. The Company has committed approximately $1.1 million, or $2.39 per square foot, in leasing commissions, for the new leases that occurred during the year ended December 31, 2018. Additionally, the Company has committed approximately $958,000, or $0.88 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2018. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2018.

The following table provides information regarding the Company’s retail properties as of December 31, 2018.

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants
Southern California
Los Angeles metro area
Paramount Plaza	1966/2010	2009	95,062	14	98.0%	Grocery Outlet Supermarket, 99¢ Only Stores, Rite Aid Pharmacy
Claremont Promenade	1982/2011	2010	92,297	26	98.8%	Super King Supermarket
Gateway Village	2003/2005	2010	96,959	28	96.9%	Sprouts Market
Seabridge Marketplace	2006	2012	98,348	22	97.4%	Safeway (Vons) Supermarket
Glendora Shopping Center	1992/2012	2012	106,535	19	94.8%	Albertson’s Supermarket
Redondo Beach Plaza	1993/2004	2012	110,509	16	100.0%	Safeway (Vons) Supermarket, Petco

Diamond Bar Town Center	1981	2013	100,342	21	95.5%	Walmart Neighborhood Market, Crunch Fitness
Diamond Hills Plaza	1973/2008	2013	139,505	37	97.4%	H-Mart Supermarket, Rite Aid Pharmacy
Plaza de la Canada	1968/2010	2013	101,031	13	100.0%	Gelson’s Supermarket, TJ Maxx, Rite Aid Pharmacy
Fallbrook Shopping Center	1966/1986/ 2003/2015	2014	755,299	47	99.2%	Sprouts Market, Trader Joe’s, Kroger (Ralph’s) Supermarket (1), TJ Maxx
Moorpark Town Center	1984/2014	2014	133,547	23	95.5%	Kroger (Ralph’s) Supermarket, CVS Pharmacy
Ontario Plaza	1997-1999	2015	150,149	26	99.1%	El Super Supermarket, Rite Aid Pharmacy
Park Oaks Shopping Center	1959/2005	2015	110,092	25	89.8%	Safeway (Vons) Supermarket, Dollar Tree
Warner Plaza	1973-1974/ 2016-2017	2015	110,918	67	98.6%	Sprouts Market, Kroger (Ralph’s) Supermarket (1), Rite Aid Pharmacy (1)
Magnolia Shopping Center	1962/1972/ 1987/2016	2016	116,360	23	88.2%	Kroger (Ralph’s) Supermarket
Casitas Plaza Shopping Center	1972/1982	2016	105,098	27	97.4%	Albertson’s Supermarket, CVS Pharmacy
Bouquet Center	1985	2016	148,903	26	94.1%	Safeway (Vons) Supermarket, CVS Pharmacy, Ross Dress For Less
North Ranch Shopping Center	1977-1990	2016	146,625	31	88.1%	Kroger (Ralph’s) Supermarket, Trader Joe’s, Rite Aid Pharmacy, Petco
The Knolls	2000/2016	2016	52,021	7	100.0%	Trader Joe’s, Pet Food Express
The Terraces	1958/1970/ 1989	2017	172,922	28	94.5%	Trader Joe’s, Marshall’s, LA Fitness
Orange County metro area
Santa Ana Downtown Plaza	1987/2010	2010	105,536	27	95.0%	Kroger (Food 4 Less) Supermarket, Marshall’s
Sycamore Creek	2008	2010	74,198	18	100.0%	Safeway (Vons) Supermarket, CVS Pharmacy (1)
Desert Springs Marketplace	1993-94 / 2013	2011	113,718	19	96.3%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Cypress Center West	1970/1978 / 2014	2012	107,246	33	100.0%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Harbor Place Center	1994	2012	119,821	9	97.4%	AA Supermarket, Ross Dress For Less
5 Points Plaza	1961-62 / 2012 / 2015	2013	160,536	35	95.0%	Trader Joe’s, Pier 1
Peninsula Marketplace	2000	2013	95,416	15	100.0%	Kroger (Ralph’s) Supermarket, Planet Fitness
Mission Foothill Marketplace	1996	2014	110,678	10	15.9%
Fullerton Crossroads	1977/1997/ 2010-2011	2017	219,785	24	98.2%	Kroger (Ralph’s) Supermarket, Kohl’s, Jo-Ann Fabrics and Crafts
The Village at Nellie Gail Ranch	1897 / 2014-2015	2017	88,486	24	99.4%	Smart & Final Extra Supermarket
San Diego metro area
Marketplace Del Rio	1990/ 2004	2011	177,203	43	89.1%	Stater Brothers Supermarket, Walgreens
Renaissance Towne Centre	1991/2011	2011	52,998	30	98.5%	CVS Pharmacy
Euclid Plaza	1982/2012	2012	77,044	8	95.4%	Vallarta Supermarket, Walgreens
Bay Plaza	1986/2013	2012	73,324	29	100.0%	Seafood City Supermarket
Bernardo Heights Plaza	1983/2006	2013	37,729	4	96.3%	Sprouts Market
Hawthorne Crossings	1993/1999	2013	141,288	18	100.0%	Mitsuwa Supermarket, Ross Dress For Less, Staples
Creekside Plaza	1993/2005	2014	128,852	24	97.1%	Stater Brothers Supermarket, AMC Theatres
Northern California
San Francisco metro area
Pleasant Hill Marketplace	1980	2010	69,715	3	100.0%	Total Wine and More, Buy Buy Baby, Basset Furniture
Pinole Vista Shopping Center	1981/2012	2011/2018	223,369	28	98.7%	SaveMart (Lucky) Supermarket, Planet Fitness, Kmart
Country Club Gate Center	1974/2012	2011	109,331	32	98.7%	SaveMart (Lucky) Supermarket, Rite Aid Pharmacy
Marlin Cove Shopping Center	1972/2001	2012	73,943	26	100.0%	99 Ranch Market
The Village at Novato	2006	2012	20,081	4	100.0%	Trader Joe’s, Pharmaca Pharmacy

Santa Teresa Village	1974-79 / 2013	2012	124,306	36	98.9%	Grocery Outlet Supermarket, Dollar Tree
Granada Shopping Center	1962/1994	2013	69,325	15	100.0%	SaveMart (Lucky) Supermarket
Country Club Village	1995	2013	111,093	24	100.0%	Walmart Neighborhood Market, CVS Pharmacy
North Park Plaza	1997	2014	76,697	15	100.0%	H-Mart Supermarket
Winston Manor	1977/1988/ 2011/2015	2015	49,852	14	100.0%	Grocery Outlet Supermarket
Jackson Square	1972/1997	2015	114,220	16	100.0%	Safeway Supermarket, CVS Pharmacy, 24 Hour Fitness
Gateway Centre	1996	2015	112,553	25	98.9%	SaveMart (Lucky) Supermarket, Walgreens
Iron Horse Plaza	1998-1999	2015	61,860	10	98.1%	Lunardi’s Market
Monterey Center	2007	2016	25,798	7	87.3%	Trader Joe’s, Pharmaca Pharmacy
Santa Rosa Southside Shopping Center	1983-1984	2017	88,535	11	100.0%	REI, Cost Plus World Market
Monta Loma Plaza	1973/ 2009-2010	2017	48,078	11	100.0%	Safeway Supermarket
Sacramento metro area
Norwood Shopping Center	1993/1999	2010	85,693	16	92.1%	Viva Supermarket, Rite Aid Pharmacy, Citi Trends
Mills Shopping Center	1959/1996	2011	235,314	30	87.0%	Viva Supermarket, Ross Dress For Less (dd’s Discounts), Dollar Tree
Morada Ranch	2006	2011	101,842	19	97.5%	Raleys Supermarket
Green Valley Station	2006/2007	2012	52,245	17	82.3%	CVS Pharmacy
Pacific Northwest
Seattle Metropolitan
Meridian Valley Plaza	1978/2011	2010	51,597	16	100.0%	Kroger (QFC) Supermarket
The Market at Lake Stevens	2000	2010	74,130	9	100.0%	Albertson’s (Haggen) Supermarket
Canyon Park Shopping Center	1980/2012	2011	123,592	24	100.0%	PCC Community Markets, Rite Aid Pharmacy, Petco
Hawks Prairie Shopping Center	1988/2012	2011	157,529	24	100.0%	Safeway Supermarket, Dollar Tree, Big Lots
The Kress Building	1924/2005	2011	74,616	8	100.0%	IGA Supermarket, TJMaxx
Gateway Shopping Center	2007	2012	104,298	18	90.4%	WinCo Foods (1), Rite Aid Pharmacy, Ross Dress For Less
Aurora Square	1980/1987	2012/2014	108,558	15	98.2%	Central Supermarket, Marshall’s, Pier 1 Imports
Canyon Crossing	2008-2009	2013	120,398	28	100.0%	Safeway Supermarket
Crossroads Shopping Center	1962/2004/ 2015	2010/2013	463,813	96	100.0%	Kroger (QFC) Supermarket, Bed Bath & Beyond, Dick’s Sporting Goods
Bellevue Marketplace	1971/1982/ 2017	2015	113,758	20	100.0%	Asian Family Market
Four Corner Square	1983/2015	2015	119,560	30	100.0%	Grocery Outlet Supermarket, Walgreens, Johnsons Home & Garden
Bridle Trails Shopping Center	1980/1984/ 1987	2016	108,377	31	100.0%	Grocery Outlet Supermarket, Bartell Drugs, Dollar Tree
PCC Community Markets Plaza	1981/2007	2017	34,459	1	100.0%	PCC Community Markets
Highland Hill Shopping Center	1956/1989/ 2006	2017	163,926	20	100.0%	Safeway Supermarket, LA Fitness, Dollar Tree, Petco
North Lynnwood Shopping Center	1963/1965/ 2003	2017	63,606	9	95.8%	Kroger (QFC) Supermarket
Stadium Center	1926/2016	2018	48,888	7	100.0%	Thriftway Supermarket
Portland metro area
Vancouver Market Center	1996/2012	2010	118,385	19	98.8%	Skyzone
Happy Valley Town Center	2007	2010	138,662	37	100.0%	New Seasons Supermarket
Wilsonville Old Town Square	2011	2010/2012	49,937	19	100.0%	Kroger (Fred Meyer) Supermarket (1)
Cascade Summit Town Square	2000	2010	94,934	31	100.0%	Safeway Supermarket
Heritage Market Center	2000	2010	107,468	17	97.3%	Safeway Supermarket, Dollar Tree
Division Crossing	1992	2010	103,561	20	100.0%	Rite Aid Pharmacy, Ross Dress For Less, Ace Hardware

Halsey Crossing	1992	2010	99,428	19	100.0%	24 Hour Fitness, Dollar Tree
Hillsboro Market Center	2001-2002	2011	156,021	23	100.0%	Albertson’s Supermarket, Dollar Tree, Ace Hardware
Robinwood Shopping Center	1980/2012	2013	70,831	16	100.0%	Walmart Neighborhood Market
Tigard Marketplace	1988/2005	2014	136,889	18	99.3%	H-Mart Supermarket, Bi-Mart Pharmacy
Wilsonville Town Center	1991/1996	2014	167,829	41	100.0%	Safeway Supermarket, Rite Aid Pharmacy, Dollar Tree
Tigard Promenade	1996	2015	88,043	16	100.0%	Safeway Supermarket
Sunnyside Village Square	1996-1997	2015	92,278	15	100.0%	Grocery Outlet Supermarket, 24 Hour Fitness, Ace Hardware
Johnson Creek Center	2003/2009	2015	108,588	15	100.0%	Trader Joe’s, Walgreens, Sportsman’s Warehouse
Rose City Center	1993/2012	2016	60,680	3	100.0%	Safeway Supermarket
Division Center	1986-1987/ 2013-2014	2017	121,904	23	100.0%	Grocery Outlet Supermarket, Rite Aid Pharmacy, Petco
Riverstone Marketplace	2002-2004	2017	95,774	23	98.5%	Kroger (QFC) Supermarket
King City Plaza	1970/1980/ 1990	2018	62,676	20	100.0%	Grocery Outlet Supermarket
Total Properties			10,485,223	1,986	96.9%
_______________

(1)	Retailer is not a tenant of the Company.

As illustrated by the following tables, the Company’s shopping centers are substantially diversified by both tenant mix and by the staggering of its major tenant lease expirations.  For the year ended December 31, 2018, no single tenant comprised more than 5.6% of the total annual base rent of the Company’s portfolio.

The following table sets forth a summary schedule of the Company’s ten largest tenants by percent of total annual base rent, as of December 31, 2018.

Tenant	Number of Leases	% of Total Annual Base Rent (1)
Albertson’s / Safeway Supermarkets	19	5.6%
Kroger Supermarkets	12	3.5%
Rite Aid Pharmacy	14	1.6%
JP Morgan Chase	22	1.5%
Marshall’s / TJMaxx	6	1.3%
SaveMart Supermarkets	4	1.3%
Sprouts Markets	4	1.3%
Ross Dress For Less / dd’s Discounts	7	1.2%
Trader Joe’s	8	1.2%
H-Mart Supermarkets	3	1.1%
	99	19.6%
___________________

(1)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2018 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place across the Company’s total retail portfolio at December 31, 2018 (Annual Base Rent in thousands).

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Annual Base Rent %
2019	238	697,859	$14,747	7.0%
2020	288	1,095,037	22,686	10.7%
2021	317	1,064,462	23,755	11.2%
2022	299	1,188,809	26,611	12.6%
2023	296	1,472,780	32,617	15.4%
2024	168	1,035,679	20,591	9.8%
2025	72	578,480	10,937	5.2%
2026	75	591,794	11,408	5.4%
2027	67	407,670	8,963	4.3%
2028	77	689,795	15,452	7.3%
Thereafter	89	1,327,542	23,417	11.1%
Total	1,986	10,149,907	$211,184	100%
___________________

(1)	Assumes no tenants exercise renewal options or cancellation options.

(2)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2018 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place with the Company’s retail anchor tenants at December 31, 2018 (Annual Base Rent in thousands).  Anchor tenants are tenants with leases occupying at least 15,000 square feet or more.

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Annual Base Rent %
2019	7	286,462	$2,811	1.3%
2020	15	491,570	5,768	2.7%
2021	14	425,104	5,107	2.4%
2022	18	530,799	7,043	3.3%
2023	26	836,758	13,312	6.3%
2024	16	580,199	8,731	4.2%
2025	11	367,230	5,301	2.5%
2026	11	389,933	5,302	2.5%
2027	8	212,350	3,336	1.6%
2028	14	493,876	8,634	4.1%
Thereafter	25	1,023,248	15,315	7.3%
Total	165	5,637,529	$80,660	38.2%
____________________

(1)	Assumes no tenants exercise renewal or cancellation options.

(2)	Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2018 (including initial cash rent for new leases).

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

Holders

As of February 15, 2019, ROIC had 61 registered holders.  Such information was obtained through the registrar and transfer agent.

Operating Partnership

As of December 31, 2018, the Operating Partnership had 51 registered holders, including Retail Opportunity Investments GP, LLC.

Stockholder Return Performance

The above graph compares the cumulative total return on the Company’s common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the National Association of Real Estate Investment Trusts Equity Index (“FTSE NAREIT Equity REITs”) from December 31, 2013 through December 31, 2018.  The stock price performance graph assumes that an investor invested $100 in each of ROIC and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of ROIC’s shares of common stock.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Retail Opportunity Investments Corp.	$100.00	$118.83	$131.98	$161.32	$158.13	$131.34
S&P500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
FTSE NAREIT Equity REITs	$100.00	$128.03	$131.65	$143.01	$155.41	$149.12

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

Securities Authorized For Issuance Under Equity Compensation Plans

During 2009, ROIC adopted the 2009 Equity Incentive Plan.  Following stockholder approval at the 2018 Annual Meeting, on April 25, 2018, ROIC adopted the Amended and Restated 2009 Equity Incentive Plan (the “Equity Incentive Plan”). For a description of the 2009 Equity Incentive Plan and the Equity Incentive Plan, see Note 8 to the consolidated financial statements in this Annual Report on Form 10-K.

The following table presents certain information about the Company’s equity compensation plan as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the first column of this table)
Equity compensation plan approved by stockholders	254,500	$10.75	4,207,442
Equity compensation plan not approved by stockholders	—	—	—
Total	254,500	$10.75	4,207,442

Item 6.  Selected Financial Data

The following tables set forth selected financial and operating information on a historical basis for ROIC and the Operating Partnership, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the Company’s financial statements, including the notes, included elsewhere herein.

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(in thousands, except share data)

	Year Ended December 31,
Retail Opportunity Investments Corp.	2018	2017	2016	2015	2014
Statement of Operations Data:
Total revenues	$295,798	$273,260	$237,189	$192,699	$155,864
Operating expenses	192,434	179,595	160,018	133,364	112,090
Gain on sale of real estate	5,890	—	—	—	4,869
Operating income	109,254	93,665	77,171	59,335	48,643
Interest expense and other finance expenses	62,113	50,977	40,741	34,243	27,593
Net income	47,141	42,688	36,430	25,092	21,050
Net Income Attributable to Retail Opportunity Investments Corp.	42,736	38,477	32,754	23,864	20,301
Weighted average shares outstanding – Basic:	112,645,490	109,400,123	104,072,222	95,651,780	83,411,230
Weighted average shares outstanding – Diluted:	124,558,893	121,743,831	116,039,940	100,017,781	87,453,409
Income per share – Basic and Diluted
Net Income Attributable to Retail Opportunity Investments Corp.	$0.38	$0.35	$0.31	$0.25	$0.24
Dividends per common share	$0.78	$0.75	$0.72	$0.68	$0.64
Balance Sheet Data:
Real Estate Investments, net	$2,831,265	$2,849,282	$2,493,997	$2,162,306	$1,697,725
Cash and cash equivalents	6,076	11,553	13,125	8,844	10,773
Total assets	3,003,071	3,039,198	2,662,969	2,301,448	1,861,028
Total liabilities	1,694,643	1,709,557	1,347,404	1,136,432	898,246
Non-controlling interests – redeemable OP Units	—	—	—	33,674	—
Total equity	1,308,428	1,329,641	1,315,565	1,131,342	962,782

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(in thousands, except share data)

	Year Ended December 31,
Retail Opportunity Investments Partnership, LP	2018	2017	2016	2015	2014
Statement of Operations Data:
Total revenues	$295,798	$273,260	$237,189	$192,699	$155,864
Operating expenses	192,434	179,595	160,018	133,364	112,090
Gain on sale of real estate	5,890	—	—	—	4,869
Operating income	109,254	93,665	77,171	59,335	48,643
Interest expense and other finance expenses	62,113	50,977	40,741	34,243	27,593
Net Income Attributable to Retail Opportunity Investments Partnership, LP	47,141	42,688	36,430	25,092	21,050
Weighted average units outstanding – Basic:	124,271,802	121,460,958	115,819,731	99,738,504	86,573,888
Weighted average units outstanding – Diluted:	124,558,893	121,743,831	116,039,940	100,017,781	87,453,409
Income per unit – Basic and Diluted
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$0.38	$0.35	$0.31	$0.25	$0.24
Distributions per unit	$0.78	$0.75	$0.72	$0.68	$0.64
Balance Sheet Data:
Real Estate Investments, net	$2,831,265	$2,849,282	$2,493,997	$2,162,306	$1,697,725
Cash and cash equivalents	6,076	11,553	13,125	8,844	10,773
Total assets	3,003,071	3,039,198	2,662,969	2,301,448	1,861,028
Total liabilities	1,694,643	1,709,557	1,347,404	1,136,432	898,246
Redeemable limited partners	—	—	—	33,674	—
Total capital	1,308,428	1,329,641	1,315,565	1,131,342	962,782

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of December 31, 2018, ROIC owned an approximate 90.8% partnership interest and other limited partners owned the remaining 9.2% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of December 31, 2018, the Company’s portfolio consisted of 92 properties (91 retail and one office) totaling approximately 10.5 million square feet of GLA. As of December 31, 2018, the Company’s retail portfolio was approximately 96.9% leased.

During the year ended December 31, 2018, the Company leased and renewed approximately 441,000 and 1.1 million square feet, respectively, in its portfolio.

The table below provides a reconciliation of beginning of year vacant space to end of year vacant space for its retail portfolio as of December 31, 2018.

Vacant Space Square Footage
Vacant space at December 31, 2017	303,098
Square footage vacated	196,264
Vacant space in sold properties	(3,668)
Square footage leased	(219,043)
Vacant space at December 31, 2018	276,651

The Company has committed approximately $20.9 million, or $47.29 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2018. The Company has committed approximately $1.1 million, or $2.39 per square foot, in leasing commissions for the new leases that occurred during the year ended December 31, 2018. Additionally, the Company has committed approximately $958,000, or $0.88 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2018. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2018.

Results of Operations

At December 31, 2018, the Company had 92 properties (91 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of December 31, 2018. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Property Operating Income

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to consolidated property operating income for the years ended December 31, 2018 and 2017 (in thousands).

		Year Ended December 31,
		2018	2017
Operating income per GAAP		$109,254	$93,665
Plus:	Depreciation and amortization	100,838	96,256
	General and administrative expenses	14,918	14,103
	Acquisition transaction costs	—	4
	Other expenses	478	418
Less:	Gain on sale of real estate	(5,890)	—
Property operating income		$219,598	$204,446

The following comparison for the year ended December 31, 2018 compared to the year ended December 31, 2017, makes reference to the effect of the same-center properties. Same-center properties, which totaled 78 of the Company’s 92 properties as of December 31, 2018, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for one shopping center that is currently under contract to be sold and is slated for new multi-family development and is no longer being managed as a retail asset and the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2018 related to the 78 same-center properties owned by the Company during the entirety of both the years ended December 31, 2018 and 2017 and consolidated into the Company’s financial statements during such periods (in thousands).

		Year Ended December 31, 2018
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$101,121	$8,133	$109,254
Plus:	Depreciation and amortization	86,317	14,521	100,838
	General and administrative expenses (1)	—	14,918	14,918
	Other expenses (1)	—	478	478
Less:	Gain on sale of real estate	—	(5,890)	(5,890)
Property operating income		$187,438	$32,160	$219,598
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2017 related to the 78 same-center properties owned by the Company during the entirety of both the years ended December 31, 2018 and 2017 and consolidated into the Company’s financial statements during such periods (in thousands).

		Year Ended December 31, 2017
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$101,072	$(7,407)	$93,665
Plus:	Depreciation and amortization	87,978	8,278	96,256
	General and administrative expenses (1)	—	14,103	14,103
	Acquisition transaction costs	—	4	4
	Other expenses (1)	—	418	418
Property operating income		$189,050	$15,396	$204,446
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the year ended December 31, 2018, the Company generated property operating income of approximately $219.6 million compared to property operating income of $204.4 million generated during the year ended December 31, 2017. Property operating income increased by approximately $15.2 million during the year ended December 31, 2018 primarily as a result of an increase in the number of properties owned by the Company in 2018 compared to 2017 as well as $2.2 million of lease settlement income received in connection with a property that is currently under contract to be sold and is slated for new multi-family development.  As of December 31, 2018, the Company owned 92 properties as compared to 91 properties at December 31, 2017. The properties acquired during 2018 and 2017 increased property operating income in the year ended December 31, 2018 by approximately $16.8 million compared to the year ended December 31, 2017. The property operating income for the 78 same-center properties decreased approximately $1.6 million primarily due to a $2.7 million accelerated recognition of a below-market lease intangible liability resulting from a lease termination during the year ended December 31, 2017, offset by an increase in rental revenue during the year ended December 31, 2018.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the year ended December 31, 2018 of approximately $100.8 million compared to $96.3 million incurred during the year ended December 31, 2017. Depreciation and amortization expenses were higher in 2018 as a result of an increase in the number of properties owned by the Company in 2018 compared to 2017.

General and administrative expenses

The Company incurred general and administrative expenses during the year ended December 31, 2018 of approximately $14.9 million compared to $14.1 million incurred during the year ended December 31, 2017. General and administrative expenses increased approximately $815,000 primarily as a result of an increase in compensation-related expenses.

Gain on sale of real estate

On September 27, 2018, the Company sold Round Hill Square, a non-core shopping center located in Zephyr Cove, Nevada. The sales price of $28.0 million, less costs to sell, resulted in net proceeds of approximately $26.9 million. The Company recorded a gain on sale of real estate of approximately $5.9 million for the year ended December 31, 2018. There were no property sales in the year ended December 31, 2017.

Interest expense and other finance expenses

During the year ended December 31, 2018, the Company incurred approximately $62.1 million of interest expense compared to approximately $51.0 million during the year ended December 31, 2017. Interest expense increased approximately $11.1 million primarily due to the incremental increase in interest expense recognized on the Senior Notes Due 2027 issued in December 2017 and increased interest rates payable on the credit facility.

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

The following comparison for the year ended December 31, 2017 compared to the year ended December 31, 2016, makes reference to the effect of the same-center properties. Same-center properties, which totaled 71 of the Company’s 91 properties as of December 31, 2017, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2017 related to the 71 same-center properties owned by the Company during the entirety of both the years ended December 31, 2017 and 2016 and consolidated into the Company’s financial statements during such periods (in thousands).

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

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2016 related to the 71 same-center properties owned by the Company during the entirety of both the years ended December 31, 2017 and 2016 and consolidated into the Company’s financial statements during such periods (in thousands).

		Year Ended December 31, 2016
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$85,378	$(8,207)	$77,171
Plus:	Depreciation and amortization	79,909	8,450	88,359
	General and administrative expenses (1)	—	13,120	13,120
	Acquisition transaction costs	201	623	824
	Other expenses (1)	—	456	456
Property operating income		$165,488	$14,442	$179,930
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the year ended December 31, 2017, the Company generated property operating income of approximately $204.4 million compared to property operating income of $179.9 million generated during the year ended December 31, 2016. Property operating income increased by $24.5 million during the year ended December 31, 2017 primarily as a result of an increase in the number of properties owned by the Company in 2017 compared to 2016 and an increase in same-center properties’ operating income.  As of December 31, 2017, the Company owned 91 properties as compared to 81 properties at December 31, 2016. The properties acquired during 2017 and 2016 increased property operating income in 2017 by approximately $21.7 million. The 71 same-center properties increased property operating income by approximately $2.8 million. This increase is primarily due to an increase in base rents.

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

As previously discussed, effective October 1, 2016, the Company prospectively adopted ASU No. 2017-1. Accordingly, during the years ended December 31, 2018 and 2017 and the three months ended December 31, 2016, the Company concluded that its acquisitions did not meet the definition of a business and accounted for such acquisitions as asset acquisitions and capitalized all transaction costs related to completed and in-process acquisitions. Acquisition costs that are expensed will reduce our FFO. For the years ended December 31, 2017 and 2016, the Company expensed $4,000 and $824,000, respectively, relating to real estate acquisitions. The Company did not expense any acquisition costs during the year ended December 31, 2018.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2018	2017	2016
Net income attributable to ROIC	$42,736	$38,477	$32,754
Plus: Depreciation and amortization	100,838	96,256	88,359
Less: Gain on sale of real estate	(5,890)	—	—
Funds from operations – basic	137,684	134,733	121,113
Net income attributable to non-controlling interests	4,405	4,211	3,676
Funds from operations – diluted	$142,089	$138,944	$124,789

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2018 and 2017. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 78 of the Company’s 92 properties as of December 31, 2018, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for one shopping center that is currently under contract to be sold and is slated for new multi-family development and is no longer being managed as a retail asset and the Company’s corporate office headquarters (in thousands).

	Year Ended December 31,
	2018	2017
GAAP operating income	$109,254	$93,665
Depreciation and amortization	100,838	96,256
General and administrative expenses	14,918	14,103
Acquisition transaction costs	—	4
Other expense	478	418
Gain on sale of real estate	(5,890)	—
Property revenues and other expenses (1)	(18,907)	(22,492)
Total Company cash NOI	200,691	181,954
Non same-center cash NOI	(28,163)	(13,642)
Same-center cash NOI	$172,528	$168,312
______________________

(1)
Includes straight-line rents, amortization of above-market and below-market lease intangibles, anchor lease termination fees, net of contractual amounts, and expense and recovery adjustments related to prior periods.

During the year ended December 31, 2018, the Company generated same-center cash NOI of approximately $172.5 million compared to same-center cash NOI of approximately $168.3 million generated during the year ended December 31, 2017, representing a 2.5% increase. This increase is primarily due to an increase in base rents and recoveries.

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2017 and 2016. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 71 of the Company’s 91 properties as of December 31, 2017, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods (in thousands).

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

Recent U.S. Federal Income Tax Legislation

On December 22, 2017, Congress enacted H.R. 1, also known as the Tax Cuts and Jobs Act of 2017 (“TCJA”).  The TCJA made major changes to the Internal Revenue Code, including the reduction of the tax rates applicable to individuals and subchapter C corporations, a reduction or elimination of certain deductions (including new limitations on the deductibility of interest expense), permitting immediate expensing of capital expenditures and significant changes in the taxation of earnings from non-U.S. sources.  The effect of the significant changes made by the TCJA is highly uncertain, and additional administrative guidance is still required in order to fully evaluate the effect of many provisions.  Technical corrections or other amendments to the new rules, and additional administrative guidance interpreting these new rules, may be forthcoming at any time but may also be significantly delayed.  While we do not currently expect this reform to have a significant impact to the Company's consolidated financial statements, stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in the Company's common stock.

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

During the year ended December 31, 2018, the Company’s primary sources of cash were distributions from the Operating Partnership and proceeds from the issuance of common stock. As of December 31, 2018, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On May 1, 2018, ROIC entered into five separate Sales Agreements (the “Sales Agreements”) with each of Capital One Securities, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., and Robert W. Baird & Co. Incorporated (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $250.0 million through the Agents either as agents or principals. In addition, on April 30, 2018, the Company terminated sales agreements with Jefferies, KeyBanc and Raymond James, dated as of September 19, 2014 and with Baird, dated as of May 23, 2016 (the “Prior Sales Agreements”), which the Company entered into in connection with its prior “at the market” offering.

During the year ended December 31, 2018, ROIC sold a total of 1,251,376 shares under the Sales Agreements, which resulted in gross proceeds of approximately $24.2 million and commissions of approximately $242,000 paid to the Agents. During the year ended December 31, 2018, ROIC sold a total of 75,314 shares of common stock under the Prior Sales Agreements, which resulted in gross proceeds of approximately $1.5 million and commissions of approximately $19,000 paid to the Agents. During the year ended December 31, 2017, ROIC sold a total of 34,001 shares under the Prior Sales Agreements, which resulted in gross proceeds of approximately $681,000 and commissions of approximately $9,000 paid to the Agents.

For the year ended December 31, 2018, dividends paid to stockholders totaled approximately $88.5 million. Additionally, for the year ended December 31, 2018, the Operating Partnership made distributions of approximately $9.1 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $130.9 million.  For the year ended December 31, 2017, dividends paid to stockholders totaled approximately $82.9 million. Additionally, for the year ended December 31, 2017, the Operating Partnership made distributions of approximately $8.7 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $128.9 million.

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

During the year ended December 31, 2018, the Operating Partnership’s primary sources of cash were (i) cash flow from operations, (ii) proceeds from bank borrowings under the credit facility, and (iii) cash contributed by ROIC from the issuance of common stock. As of December 31, 2018, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2018.

As of December 31, 2018, $300.0 million and $156.0 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the year ended December 31, 2018 were 3.1% and 3.0%, respectively. The Company had no available borrowings under the term loan at December 31, 2018. The Company had $444.0 million available to borrow under the credit facility at December 31, 2018.

Further, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in December 2017, $200.0 million aggregate principal amount of unsecured senior notes in September 2016, $250.0 million aggregate principal amount of unsecured senior notes in December 2014 and $250.0 million aggregate principal amount of unsecured senior notes in December 2013, each of which were fully and unconditionally guaranteed by ROIC.

While the Operating Partnership generally intends to hold its assets as long term investments, certain of its investments may be sold in order to manage the Operating Partnership’s interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net Cash Provided by (Used in):
Operating activities	$130,918	$128,938	$114,615
Investing activities	$(56,055)	$(317,963)	$(325,125)
Financing activities	$(84,379)	$192,740	$214,689

Net Cash Flows from:

Operating Activities

Increase in cash flows provided by operating activities from 2017 to 2018:

Net cash flows provided by operating activities amounted to $130.9 million during the year ended December 31, 2018, compared to $128.9 million during the year ended December 31, 2017. During the year ended December 31, 2018, cash flows provided by operating activities increased by approximately $2.0 million primarily due to an increase in property operating income of approximately $15.2 million, offset by an increase in interest expense of approximately $11.1 million due to interest incurred related to the Senior Notes Due 2027 issued in December 2017 and increased interest rates payable on the credit facility and term loan and the timing of collections and payments of working capital accounts.

Increase in cash flows provided by operating activities from 2016 to 2017:

Net cash flows provided by operating activities amounted to $128.9 million during the year ended December 31, 2017, compared to $114.6 million during the year ended December 31, 2016. During the year ended December 31, 2017, cash flows provided by operating activities increased by approximately $14.3 million primarily due to an increase in property operating income of approximately $24.5 million, offset by an increase in interest expense of approximately $10.2 million due to higher borrowing amounts in 2017 as compared to 2016.

Investing Activities

Decrease in cash flows used in investing activities from 2017 to 2018:

Net cash flows used by investing activities amounted to $56.1 million during the year ended December 31, 2018, compared to $318.0 million during the year ended December 31, 2017. During the year ended December 31, 2018, cash flows used in investing activities decreased approximately $261.9 million, primarily due to the decrease in investments in real estate of approximately $219.2 million, an increase in proceeds from the sale of real estate of approximately $26.9 million and a decrease in improvements to properties of approximately $14.9 million.

Decrease in cash flows used in investing activities from 2016 to 2017:

Net cash flows used by investing activities amounted to $318.0 million during the year ended December 31, 2017, compared to $325.1 million during the year ended December 31, 2016. During the year ended December 31, 2017, cash flows used in investing activities decreased approximately $7.2 million, primarily due to the decrease in investments in real estate of approximately $21.5 million, offset by an increase in improvements to properties of approximately $13.3 million.

Financing Activities

Decrease in cash flows provided by financing activities from 2017 to 2018:

Net cash flows used in financing activities amounted to $84.4 million during the year ended December 31, 2018, compared to net cash flows provided by financing activities of $192.7 million during the year ended December 31, 2017. This decrease of approximately $277.1 million for the year ended December 31, 2018 is primarily due to proceeds received during the year ended December 31, 2017 of $250.0 million related to the issuance of the Senior Notes Due 2027, the net decrease in proceeds from draws on the credit facility of $33.0 million, the increase in repayments on mortgages of approximately $10.8 million and the increase in dividend and distribution payments of approximately $5.9 million. These decreases were offset by the increase in proceeds from the sale of common stock of approximately $21.2 million.

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

Contractual Obligations

The following table presents the Company’s operating lease obligations and the principal and interest amounts of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding, at December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$551	$577	$717	$24,132	$686	$60,045	$86,708
Mortgage Notes Payable Interest	3,796	3,774	3,737	3,170	2,482	2,618	19,577
Term loan (2)	—	—	—	300,000	—	—	300,000
Credit facility (3)	—	—	156,000	—	—	—	156,000
Senior Notes Due 2027 (4)	10,475	10,475	10,475	10,475	10,475	291,900	344,275
Senior Notes Due 2026 (4)	7,900	7,900	7,900	7,900	7,900	223,700	263,200
Senior Notes Due 2024 (4)	10,000	10,000	10,000	10,000	10,000	260,000	310,000
Senior Notes Due 2023 (4)	12,500	12,500	12,500	12,500	262,500	—	312,500
Operating lease obligations	1,280	1,287	1,283	1,304	1,330	33,939	40,423
Total	$46,502	$46,513	$202,612	$369,481	$295,373	$872,202	$1,832,683
__________________

(1)	Does not include unamortized mortgage premium of approximately $2.1 million as of December 31, 2018.

(2)
For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of December 31, 2018 which was 3.6%. Borrowings under the term loan accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.10%.

(3)
For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the interest rate on the credit facility as of December 31, 2018 which was 3.5%. Borrowings under the credit facility accrue interest at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

(4)	Represents payments of interest only in years 2019 through 2022 and payments of both principal and interest thereafter.

The Company has committed approximately $21.8 million and $1.1 million in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the year ended December 31, 2018. As of December 31, 2018, the Company did not have any capital lease obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of December 31, 2018, the Company does not have any off-balance sheet arrangements.

Real Estate Taxes

The Company’s leases generally require the tenants to be responsible for a pro-rata portion of the real estate taxes.

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

Further, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in December 2017, $200.0 million aggregate principal amount of unsecured senior notes in September 2016, $250.0 million aggregate principal amount of unsecured senior notes in December 2014 and $250.0 million aggregate principal amount of unsecured senior notes in December 2013, all of which were fully and unconditionally guaranteed by ROIC.

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

As of December 31, 2018, the Company had $456.0 million of variable rate debt outstanding.  The Company has primarily used fixed-rate debt and forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 11, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of December 31, 2018, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	December 31, 2018 Value	Increase 50 basis points	Increase 100 basis points
$50,000	$67	$67	$67	$67	$67
$50,000	$71	$71	$71	$71	$71
$100,000	$(1,010)	$715	$2,404	$4,060	$5,683
$100,000	$(1,010)	$715	$2,404	$4,060	$5,683
$50,000	$(2,026)	$(1,149)	$(291)	$551	$1,376
$50,000	$(2,032)	$(1,155)	$(297)	$545	$1,370

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

Index to Consolidated Financial Statements and Financial Statement Schedule

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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
February 20, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

Opinion on Internal Control over Financial Reporting
We have audited Retail Opportunity Investments Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Retail Opportunity Investments Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Retail Opportunity Investments Corp. as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the index at Item 8 and our report dated February 20, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Corp).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 20, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Retail Opportunity Investments Partnership, LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Partnership, LP (the “Operating Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, Partners’ capital, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Operating Partnership’s management.  Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Parntership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP
We have served as the Operating Partnership’s auditor since 2013
San Diego, California
February 20, 2019

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Real Estate Investments:
Land	$894,240	$878,797
Building and improvements	2,266,232	2,230,600
	3,160,472	3,109,397
Less: accumulated depreciation	329,207	260,115
Real Estate Investments, net	2,831,265	2,849,282
Cash and cash equivalents	6,076	11,553
Restricted cash	1,373	5,412
Tenant and other receivables, net	46,832	43,257
Deposits	—	500
Acquired lease intangible assets, net	72,109	82,778
Prepaid expenses	4,194	2,853
Deferred charges, net	33,857	37,167
Other	7,365	6,396
Total assets	$3,003,071	$3,039,198

LIABILITIES AND EQUITY
Liabilities:
Term loan	$299,076	$298,816
Credit facility	153,689	140,329
Senior Notes	941,449	940,086
Mortgage notes payable	88,511	107,915
Acquired lease intangible liabilities, net	166,146	178,984
Accounts payable and accrued expenses	15,488	18,638
Tenants’ security deposits	7,065	6,771
Other liabilities	23,219	18,018
Total liabilities	1,694,643	1,709,557

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 113,992,837 and 112,347,451 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	11	11
Additional paid-in capital	1,441,080	1,412,590
Dividends in excess of earnings	(256,438)	(210,490)
Accumulated other comprehensive income	3,561	1,856
Total Retail Opportunity Investments Corp. stockholders’ equity	1,188,214	1,203,967
Non-controlling interests	120,214	125,674
Total equity	1,308,428	1,329,641
Total liabilities and equity	$3,003,071	$3,039,198

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Base rents	$223,797	$210,564	$183,330
Recoveries from tenants	65,804	58,818	51,454
Other income	6,197	3,878	2,405
Total revenues	295,798	273,260	237,189

Operating expenses
Property operating	43,851	39,151	32,201
Property taxes	32,349	29,663	25,058
Depreciation and amortization	100,838	96,256	88,359
General and administrative expenses	14,918	14,103	13,120
Acquisition transaction costs	—	4	824
Other expense	478	418	456
Total operating expenses	192,434	179,595	160,018

Gain on sale of real estate	5,890	—	—

Operating income	109,254	93,665	77,171

Non-operating expenses
Interest expense and other finance expenses	(62,113)	(50,977)	(40,741)
Net income	47,141	42,688	36,430
Net income attributable to non-controlling interests	(4,405)	(4,211)	(3,676)
Net Income Attributable to Retail Opportunity Investments Corp.	$42,736	$38,477	$32,754

Earnings per share – basic and diluted	$0.38	$0.35	$0.31

Dividends per common share	$0.78	$0.75	$0.72

Comprehensive income:
Net income	$47,141	$42,688	$36,430
Other comprehensive income:
Unrealized swap derivative gain arising during the period	1,648	3,665	541
Reclassification adjustment for amortization of interest expense included in net income	57	1,920	2,473
Other comprehensive income	1,705	5,585	3,014
Comprehensive income	48,846	48,273	39,444
Comprehensive income attributable to non-controlling interests	(4,405)	(4,211)	(3,676)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$44,441	$44,062	$35,768

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive (loss) income	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2015	99,531,034	$10	$1,166,395	$(122,991)	$(6,743)	$94,671	$1,131,342
Shares issued under the 2009 Equity Incentive Plan	341,306	—	—	—	—	—	—
Shares withheld for employee taxes	(76,262)	—	(1,368)	—	—	—	(1,368)
Cancellation of restricted stock	(7,332)	—	—	—	—	—	—
Stock based compensation expense	—	—	4,916	—	—	—	4,916
Issuance of OP Units to non-controlling interests	—	—	—	—	—	48,175	48,175
Redemption of OP Units	755,762	—	15,990	—	—	(15,990)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(7,182)	(7,182)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(5,627)	—	—	5,627	—
Proceeds from the issuance of common stock	8,757,254	1	184,880	—	—	—	184,881
Registration expenditures	—	—	(7,276)	—	—	—	(7,276)
Cash dividends ($0.72 per share)	—	—	—	(75,537)	—	(8,363)	(83,900)
Dividends payable to officers	—	—	—	(177)	—	—	(177)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	32,754	—	—	32,754
Net income attributable to non-controlling interests	—	—	—	—	—	3,676	3,676
Other comprehensive income	—	—	—	—	3,014	—	3,014
Total	109,301,762	11	1,357,910	(165,951)	(3,729)	120,614	1,308,855
Proceeds from repayment of promissory note receivable secured by equity	—	—	—	—	—	6,710	6,710
Balance at December 31, 2016	109,301,762	11	1,357,910	(165,951)	(3,729)	127,324	1,315,565
Shares issued under the 2009 Equity Incentive Plan	353,261	—	44	—	—	—	44
Shares withheld for employee taxes	(74,331)	—	(1,571)	—	—	—	(1,571)
Cancellation of restricted stock	(1,999)	—	—	—	—	—	—
Stock based compensation expense	—	—	6,190	—	—	—	6,190
Issuance of OP Units to non-controlling interests	—	—	—	—	—	49,599	49,599
Redemption / Exchange of OP Units	2,555,933	—	50,155	—	—	(50,155)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(150)	(150)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(3,574)	—	—	3,574	—
Proceeds from the issuance of common stock	212,825	—	4,481	—	—	—	4,481
Registration expenditures	—	—	(1,045)	—	—	—	(1,045)
Cash dividends ($0.75 per share)	—	—	—	(82,781)	—	(8,729)	(91,510)
Dividends payable to officers	—	—	—	(235)	—	—	(235)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	38,477	—	—	38,477
Net income attributable to non-controlling interests	—	—	—	—	—	4,211	4,211
Other comprehensive income	—	—	—	—	5,585	—	5,585
Balance at December 31, 2017	112,347,451	11	1,412,590	(210,490)	1,856	125,674	1,329,641
Shares issued under the 2009 Equity Incentive Plan	397,861	—	269	—	—	—	269
Shares withheld for employee taxes	(70,168)	—	(1,400)	—	—	—	(1,400)
Cancellation of restricted stock	(8,997)	—	—	—	—	—	—
Stock based compensation expense	—	—	7,392	—	—	—	7,392
Cash redemption for non-controlling interests	—	—	—	—	—	(3,713)	(3,713)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,904)	—	—	2,904	—
Proceeds from the issuance of common stock	1,326,690	—	25,703	—	—	—	25,703
Registration expenditures	—	—	(570)	—	—	—	(570)
Cash dividends ($0.78 per share)	—	—	—	(88,417)	—	(9,056)	(97,473)
Dividends payable to officers	—	—	—	(267)	—	—	(267)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	42,736	—	—	42,736
Net income attributable to non-controlling interests	—	—	—	—	—	4,405	4,405
Other comprehensive income	—	—	—	—	1,705	—	1,705
Balance at December 31, 2018	113,992,837	$11	$1,441,080	$(256,438)	$3,561	$120,214	$1,308,428
 See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,141	$42,688	$36,430
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	100,838	96,256	88,359
Amortization of deferred financing costs and mortgage premiums, net	1,899	2,026	2,088
Straight-line rent adjustment	(5,380)	(6,176)	(4,560)
Amortization of above and below market rent	(13,965)	(17,078)	(13,847)
Amortization relating to stock based compensation	7,392	6,190	4,916
Provisions for tenant credit losses	1,729	1,191	1,805
Other noncash interest expense	1,674	2,139	2,139
Gain on sale of real estate	(5,890)	—	—
Change in operating assets and liabilities:
Tenant and other receivables	(57)	(2,452)	(4,412)
Prepaid expenses	(1,344)	464	(1,363)
Accounts payable and accrued expenses	(1,622)	456	4,417
Other assets and liabilities, net	(1,497)	3,234	(1,357)
Net cash provided by operating activities	130,918	128,938	114,615

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(44,195)	(263,366)	(284,867)
Proceeds from sale of real estate	26,880	—	—
Improvements to properties	(39,240)	(54,097)	(40,758)
Deposits on real estate acquisitions, net	500	(500)	500
Net cash used in investing activities	(56,055)	(317,963)	(325,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(19,612)	(8,848)	(7,816)
Proceeds from draws on credit facility	177,000	327,500	332,500
Payments on credit facility	(164,500)	(282,000)	(370,000)
Proceeds from issuance of Senior Notes	—	250,000	200,000
Proceeds on repayment of promissory note receivable	—	—	6,710
Redemption of OP Units	(3,713)	(150)	(38,820)
Distributions to OP Unitholders	(9,056)	(8,729)	(8,363)
Deferred financing and other costs	—	(3,845)	(266)
Proceeds from the sale of common stock	25,703	4,481	184,881
Registration expenditures	(570)	(1,225)	(7,097)
Dividends paid to common shareholders	(88,500)	(82,917)	(75,672)
Common shares issued under the 2009 Equity Incentive Plan	269	44	—
Shares withheld for employee taxes	(1,400)	(1,571)	(1,368)
Net cash (used in) provided by financing activities	(84,379)	192,740	214,689
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,516)	3,715	4,179
Cash, cash equivalents and restricted cash at beginning of period	16,965	13,250	9,071
Cash, cash equivalents and restricted cash at end of period	$7,449	$16,965	$13,250

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$6,076	$11,553	$13,125
Restricted cash	1,373	5,412	125
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$7,449	$16,965	$13,250

 See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	December 31,
	2018	2017
ASSETS
Real Estate Investments:
Land	$894,240	$878,797
Building and improvements	2,266,232	2,230,600
	3,160,472	3,109,397
Less: accumulated depreciation	329,207	260,115
Real Estate Investments, net	2,831,265	2,849,282
Cash and cash equivalents	6,076	11,553
Restricted cash	1,373	5,412
Tenant and other receivables, net	46,832	43,257
Deposits	—	500
Acquired lease intangible assets, net	72,109	82,778
Prepaid expenses	4,194	2,853
Deferred charges, net	33,857	37,167
Other	7,365	6,396
Total assets	$3,003,071	$3,039,198

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$299,076	$298,816
Credit facility	153,689	140,329
Senior Notes	941,449	940,086
Mortgage notes payable	88,511	107,915
Acquired lease intangible liabilities, net	166,146	178,984
Accounts payable and accrued expenses	15,488	18,638
Tenants’ security deposits	7,065	6,771
Other liabilities	23,219	18,018
Total liabilities	1,694,643	1,709,557

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,184,653	1,202,111
Limited partners’ capital	120,214	125,674
Accumulated other comprehensive income	3,561	1,856
Total capital	1,308,428	1,329,641
Total liabilities and capital	$3,003,071	$3,039,198

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Revenues
Base rents	$223,797	$210,564	$183,330
Recoveries from tenants	65,804	58,818	51,454
Other income	6,197	3,878	2,405
Total revenues	295,798	273,260	237,189

Operating expenses
Property operating	43,851	39,151	32,201
Property taxes	32,349	29,663	25,058
Depreciation and amortization	100,838	96,256	88,359
General and administrative expenses	14,918	14,103	13,120
Acquisition transaction costs	—	4	824
Other expense	478	418	456
Total operating expenses	192,434	179,595	160,018

Gain on sale of real estate	5,890	—	—

Operating income	109,254	93,665	77,171
Non-operating expenses
Interest expense and other finance expenses	(62,113)	(50,977)	(40,741)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$47,141	$42,688	$36,430

Earnings per unit - basic and diluted	$0.38	$0.35	$0.31

Distributions per unit	$0.78	$0.75	$0.72

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$47,141	$42,688	$36,430
Other comprehensive income:
Unrealized swap derivative gain arising during the period	1,648	3,665	541
Reclassification adjustment for amortization of interest expense included in net income	57	1,920	2,473
Other comprehensive income	1,705	5,585	3,014
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$48,846	$48,273	$39,444

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)
	Units	Amount	Units	Amount	Accumulated other comprehensive (loss) income	Capital
Balance at December 31, 2015	12,195,603	$94,671	99,531,034	$1,043,414	$(6,743)	$1,131,342
OP Units issued under the 2009 Equity Incentive Plan	—	—	341,306	—	—	—
OP Units withheld for employee taxes	—	—	(76,262)	(1,368)	—	(1,368)
Cancellation of OP Units	—	—	(7,332)	—	—	—
Stock based compensation expense	—	—	—	4,916	—	4,916
Issuance of OP Units in connection with acquisitions	2,434,833	48,175		—	—	48,175
Equity redemption of OP Units	(755,762)	(15,990)	755,762	15,990	—	—
Cash redemption of OP Units	(2,206,613)	(7,182)	—	—		(7,182)
Adjustment to non-controlling interests ownership in Operating Partnership	—	5,627	—	(5,627)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	8,757,254	184,881	—	184,881
Registration expenditures	—	—	—	(7,276)	—	(7,276)
Cash distributions ($0.72 per unit)	—	(8,363)	—	(75,537)	—	(83,900)
Distributions payable to officers	—	—	—	(177)	—	(177)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	3,676	—	32,754	—	36,430
Other comprehensive income	—	—	—	—	3,014	3,014
Total	11,668,061	120,614	109,301,762	1,191,970	(3,729)	1,308,855
Proceeds from repayment of promissory note receivable secured by capital	—	6,710	—	—	—	6,710
Balance at December 31, 2016	11,668,061	127,324	109,301,762	1,191,970	(3,729)	1,315,565
OP units issued under the 2009 Equity Incentive Plan	—	—	353,261	44	—	44
OP Units withheld for employee taxes	—	—	(74,331)	(1,571)	—	(1,571)
Cancellation of OP Units	—	—	(1,999)	—	—	—
Stock based compensation expense	—	—	—	6,190	—	6,190
Issuance of OP Units in connection with acquisitions	2,573,927	49,599	—	—	—	49,599
Equity redemption of OP Units	(2,555,933)	(50,155)	2,555,933	50,155	—	—
Cash redemption of OP Units	(7,064)	(150)	—	—	—	(150)
Adjustment to non-controlling interests ownership in Operating Partnership	—	3,574	—	(3,574)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	212,825	4,481	—	4,481
Registration expenditures	—	—	—	(1,045)	—	(1,045)
Cash distributions ($0.75 per unit)	—	(8,729)	—	(82,781)	—	(91,510)
Distributions payable to officers	—	—	—	(235)	—	(235)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	4,211	—	38,477	—	42,688
Other comprehensive income	—	—	—	—	5,585	5,585
Balance at December 31, 2017	11,678,991	125,674	112,347,451	1,202,111	1,856	1,329,641
OP units issued under the 2009 Equity Incentive Plan	—	—	397,861	269	—	269
OP Units withheld for employee taxes	—	—	(70,168)	(1,400)	—	(1,400)
Cancellation of OP Units	—	—	(8,997)	—	—	—
Stock based compensation expense	—	—	—	7,392	—	7,392
Cash redemption of OP Units	(201,950)	(3,713)	—	—	—	(3,713)
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,904	—	(2,904)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	1,326,690	25,703	—	25,703
Registration expenditures	—	—	—	(570)	—	(570)
Cash distributions ($0.78 per unit)	—	(9,056)	—	(88,417)	—	(97,473)
Distributions payable to officers	—	—	—	(267)	—	(267)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	4,405	—	42,736	—	47,141
Other comprehensive income	—	—	—	—	1,705	1,705
Balance at December 31, 2018	11,477,041	$120,214	113,992,837	$1,184,653	$3,561	$1,308,428

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,141	$42,688	$36,430
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	100,838	96,256	88,359
Amortization of deferred financing costs and mortgage premiums, net	1,899	2,026	2,088
Straight-line rent adjustment	(5,380)	(6,176)	(4,560)
Amortization of above and below market rent	(13,965)	(17,078)	(13,847)
Amortization relating to stock based compensation	7,392	6,190	4,916
Provisions for tenant credit losses	1,729	1,191	1,805
Other noncash interest expense	1,674	2,139	2,139
Gain on sale of real estate	(5,890)	—	—
Change in operating assets and liabilities:
Tenant and other receivables	(57)	(2,452)	(4,412)
Prepaid expenses	(1,344)	464	(1,363)
Accounts payable and accrued expenses	(1,622)	456	4,417
Other assets and liabilities, net	(1,497)	3,234	(1,357)
Net cash provided by operating activities	130,918	128,938	114,615

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(44,195)	(263,366)	(284,867)
Proceeds from sale of real estate	26,880	—	—
Improvements to properties	(39,240)	(54,097)	(40,758)
Deposits on real estate acquisitions, net	500	(500)	500
Net cash used in investing activities	(56,055)	(317,963)	(325,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(19,612)	(8,848)	(7,816)
Proceeds from draws on credit facility	177,000	327,500	332,500
Payments on credit facility	(164,500)	(282,000)	(370,000)
Proceeds from issuance of Senior Notes	—	250,000	200,000
Proceeds on repayment of promissory note receivable	—	—	6,710
Redemption of OP Units	(3,713)	(150)	(38,820)
Deferred financing and other costs	—	(3,845)	(266)
Proceeds from the issuance of OP Units in connection with issuance of common stock	25,703	4,481	184,881
Registration expenditures	(570)	(1,225)	(7,097)
Distributions to OP Unitholders	(97,556)	(91,646)	(84,035)
Issuance of OP Units under the 2009 Equity Incentive Plan	269	44	—
OP Units withheld for employee taxes	(1,400)	(1,571)	(1,368)
Net cash (used in) provided by financing activities	(84,379)	192,740	214,689
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,516)	3,715	4,179
Cash, cash equivalents and restricted cash at beginning of period	16,965	13,250	9,071
Cash, cash equivalents and restricted cash at end of period	$7,449	$16,965	$13,250

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$6,076	$11,553	$13,125
Restricted cash	1,373	5,412	125
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$7,449	$16,965	$13,250

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

Recent Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-18, Restricted Cash. ASU No. 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Additionally, ASU No. 2016-18 requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. ASU No. 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. The Company adopted ASU No. 2016-18 effective January 1, 2018. The adoption of ASU No. 2016-18 impacted the presentation of cash flows with inclusion of restricted cash flows for each of the presented periods.

In January 2017, the FASB issued ASU No. 2017-1, “Business Combinations: Clarifying the Definition of a Business.” The pronouncement changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The pronouncement requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the provisions of ASU No. 2017-1 effective October 1, 2016. For the period from October 1, 2016 through December 31, 2018, for the Company’s acquisitions it was concluded substantially all of the fair value of the assets acquired with each property acquisition was concentrated in a single identifiable asset and did not meet the definition of a business under ASU No. 2017-1. Acquisition transaction costs associated with these property acquisitions were capitalized to real estate investments.

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

The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the provisions of ASU No. 2016-2 effective January 1, 2019 using the modified retrospective approach and expects to elect certain practical expedients permitted under the transition guidance. The Company currently estimates total assets and liabilities will increase approximately $18.0 million upon adoption. Further upon adoption, payroll-related costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. These costs amounted to approximately $1.3 million during the year ended December 31, 2018.

In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers.” The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. The pronouncement is effective for reporting periods beginning after December 15, 2017. The Company adopted the provisions of ASU No. 2014-9 effective January 1, 2018 using the modified retrospective approach. The Company evaluated the revenue recognition for all contracts within this scope under existing accounting standards and under ASU No. 2014-9 and confirmed that there were no differences in the amounts recognized or the pattern of recognition. Therefore, the adoption of ASU No. 2014-9 did not result in an adjustment to the Company’s retained earnings on January 1, 2018.

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

The Company follows the FASB guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Effective January 1, 2016, the Company adopted the provisions of ASU No. 2015-2, and as a result, concluded that the Operating

Partnership is a VIE. The Company has concluded that because they have both the power and the rights to control the Operating Partnership, they are the primary beneficiary and are required to continue to consolidate the Operating Partnership.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2018, the statute of limitations for tax years 2015 through and including 2017 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  During the years ended December 31, 2018 and 2017, capitalized costs related to the improvements or replacement of real estate properties were approximately $40.3 million and $54.5 million, respectively.

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions.  In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company expensed acquisition transaction costs during the years ended December 31, 2017 and 2016 of approximately $4,000 and $824,000, respectively. The Company did not expense any acquisition transaction costs during the year ended December 31, 2018.

The Company evaluates each acquisition of real estate to determine if the acquired property meets the definition of a business and needs to be accounted for as a business combination. Under ASU No. 2017-1, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If this threshold is met, the acquired property does not meet the definition of a business and is accounted for as an asset acquisition. The Company expects that acquisitions of real estate properties will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e., land, buildings, and related intangible assets).

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2018 or December 31, 2017.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at December 31, 2018 and December 31, 2017 was approximately $6.9 million and $6.4 million, respectively.

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

The unamortized balances of deferred leasing costs included in deferred charges in the Consolidated Balance Sheets as of December 31, 2018 that will be charged to future operations are as follows (in thousands):

Lease Origination Costs
2019	$7,041
2020	5,802
2021	4,867
2022	4,029
2023	3,098
Thereafter	9,020
$33,857

Internal Capitalized Leasing Costs

Through December 31, 2018, the Company capitalized a portion of payroll-related costs related to its leasing personnel associated with new leases and lease renewals. These costs are amortized over the life of the respective leases. During the years ended December 31, 2018, 2017 and 2016, the Company capitalized approximately $1.3 million, $1.2 million and $1.2 million, respectively, of such payroll-related costs. Beginning January 1, 2019, in accordance with the adoption of ASU No. 2016-2, the Company will begin expensing these costs as incurred.

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

For the years ended December 31, 2018, 2017 and 2016, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock grants awarded under the 2009 Equity Incentive Plan described in Note 8 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$47,141	$42,688	$36,430
Less income attributable to non-controlling interests	(4,405)	(4,211)	(3,676)
Less earnings allocated to unvested shares	(401)	(319)	(270)
Net income available for common stockholders, basic	$42,335	$38,158	$32,484
Numerator:
Net income	$47,141	$42,688	$36,430
Less earnings allocated to unvested shares	(401)	(319)	(270)
Net income available for common stockholders, diluted	$46,740	$42,369	$36,160
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	112,645,490	109,400,123	104,072,222
OP units	11,626,312	12,060,835	11,747,509
Restricted stock awards – performance-based	183,683	153,807	86,996
Stock options	103,408	129,066	133,213
Denominator for diluted EPS – weighted average common equivalent shares	124,558,893	121,743,831	116,039,940

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$47,141	$42,688	$36,430
Less earnings allocated to unvested shares	(401)	(319)	(270)
Net income available to unitholders, basic and diluted	$46,740	$42,369	$36,160
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	124,271,802	121,460,958	115,819,731
Restricted stock awards – performance-based	183,683	153,807	86,996
Stock options	103,408	129,066	133,213
Denominator for diluted earnings per unit – weighted average common equivalent units	124,558,893	121,743,831	116,039,940

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 8.

The Company accounts for its stock-based compensation plan based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less estimated forfeitures.  Restricted stock grants vest based upon the completion of a service period (“time based grants”) and/or the Company meeting certain established market specific financial performance criteria (“performance based grants”).  Time based grants are valued according to the market price for the Company’s common stock at the date of grant.  For performance based grants, a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company’s policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.  Awards of stock options and time based grants of stock are expensed as compensation on a straight-line basis over the vesting period.  Awards of performance-based grants are expensed as compensation under the accelerated attribution method and are recognized in income regardless of the results of the performance criteria.

Derivatives

The Company records all derivatives on the balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged forecasted transactions in a cash flow hedge. When the Company terminates a derivative for which cash flow hedging was being applied, the balance which was recorded in Other Comprehensive Income is amortized to interest expense over the remaining contractual term of the derivative as long as the hedged forecasted transactions continue to be probable of occurring. The Company includes cash payments made to terminate interest rate derivatives as an operating activity on the statement of cash flows, given the nature of the underlying cash flows that the derivative was hedging.

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following tables provides supplemental disclosures related to the Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$291	$253	$206
Interest paid	$60,494	$46,271	$34,275
Other non-cash investing and financing activities:
Issuance of OP Units in connection with acquisitions	$—	$49,599	$46,140
Fair value of assumed mortgages upon acquisition	$—	$46,801	$17,618
Intangible lease liabilities	$1,680	$48,684	$32,615
Interest rate swap asset	$610	$3,446	$875
Interest rate swap liabilities	$580	$—	$—
Accrued real estate improvement costs	$(1,367)	$383	$601
Redemption / exchange of OP Units	$—	$50,155	$15,990

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements and notes to conform to the current year presentation.

2.  Real Estate Investments

The following real estate investment transactions occurred during the years ended December 31, 2018 and 2017.

Property Asset Acquisitions in 2018

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

Property Asset Acquisitions in 2017

During the year ended December 31, 2017, the Company acquired ten properties throughout the west coast with a total of approximately 1.1 million square feet for a net adjusted purchase price of approximately $313.0 million. The Company evaluated each of the following acquisitions and determined that substantially all of the fair value related to each acquisition was concentrated in a single identifiable asset. In each of these acquisitions, the Company allocated the total consideration for each acquisition to the individual assets and liabilities acquired on a relative fair value basis.

Any reference to square footage or occupancy is unaudited and outside the scope of our independent registered public accounting firm’s audit of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the years ended December 31, 2018 and 2017 (in thousands).

	December 31, 2018	December 31, 2017
Assets
Land	$7,666	$123,203
Building and improvements	35,629	251,277
Acquired lease intangible asset	1,763	24,766
Deferred charges	818	9,196
Assets acquired	$45,876	$408,442
Liabilities
Mortgage notes assumed	$—	$46,801
Acquired lease intangible liability	1,680	48,684
Liabilities assumed	$1,680	$95,485

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2018 for the properties acquired during the year ended December 31, 2018 (in thousands).

Year Ended December 31, 2018
Statement of operations:
Revenues	$2,343
Net income attributable to Retail Opportunity Investments Corp.	$753

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2017 for the properties acquired during the year ended December 31, 2017 (in thousands).

Year Ended December 31, 2017
Statement of operations:
Revenues	$13,500
Net income attributable to Retail Opportunity Investments Corp.	$2,948

Property Dispositions

On September 27, 2018, the Company sold Round Hill Square, a non-core shopping center located in Zephyr Cove, Nevada. The sales price of $28.0 million, less costs to sell, resulted in net proceeds of approximately $26.9 million. The Company recorded a gain on sale of real estate of approximately $5.9 million during the year ended December 31, 2018 related to this property disposition.

3.  Acquired Lease Intangibles

Intangible assets and liabilities as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Assets:
In-place leases	$92,354	$99,924
Accumulated amortization	(36,835)	(36,971)
Above-market leases	30,093	33,176
Accumulated amortization	(13,503)	(13,351)
Acquired lease intangible assets, net	$72,109	$82,778
Liabilities:
Below-market leases	$217,212	$222,929
Accumulated amortization	(51,066)	(43,945)
Acquired lease intangible liabilities, net	$166,146	$178,984

For the years ended December 31, 2018, 2017 and 2016, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities for above and below market leases was $14.0 million, $17.1 million and $13.8 million, respectively, which amounts are included in base rents in the accompanying consolidated statements of operations and comprehensive income.  For the years ended December 31, 2018, 2017 and 2016, the net amortization of in-place leases was $11.4 million, $14.4 million and $15.6 million, respectively, which amounts are included in depreciation and amortization in the accompanying consolidated statements of operations and comprehensive income.

The scheduled future amortization of acquired lease intangible assets as of December 31, 2018 is as follows (in thousands):

Year Ending December 31:
2019	$10,573
2020	8,566
2021	6,898
2022	5,705
2023	5,092
Thereafter	35,275
Total future amortization of acquired lease intangible assets	$72,109

The scheduled future amortization of acquired lease intangible liabilities as of December 31, 2018 is as follows (in thousands):

Year Ending December 31:
2019	$14,675
2020	13,347
2021	12,075
2022	11,005
2023	9,999
Thereafter	105,045
Total future amortization of acquired lease intangible liabilities	$166,146

4.  Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of December 31, 2018 are summarized as follows (in thousands):

Year Ending December 31:
2019	$198,998
2020	181,234
2021	160,082
2022	134,368
2023	105,657
Thereafter	429,172
Total minimum lease payments	$1,209,511

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

The mortgage notes payable collateralized by respective properties and assignment of leases at December 31, 2018 and December 31, 2017, respectively, were as follows (in thousands, except interest rates):

Property	Maturity Date	Interest Rate	December 31, 2018	December 31, 2017
Santa Teresa Village	February 2018	6.200%	$—	$10,138
Magnolia Shopping Center	October 2018	5.500%	—	8,951
Casitas Plaza Shopping Center	June 2022	5.320%	7,158	7,307
Riverstone Marketplace	July 2022	4.960%	18,050	18,424
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	35,500	35,500
			$86,708	$106,320
Mortgage premiums			2,074	1,921
Net unamortized deferred financing costs			(271)	(326)
Total mortgage notes payable			$88,511	$107,915

The combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2019	$—	$551	$481	$1,032
2020	—	577	481	1,058
2021	—	717	481	1,198
2022	23,129	1,003	344	24,476
2023	—	686	216	902
Thereafter	58,787	1,258	71	60,116
Total	$81,916	$4,792	$2,074	$88,782

Term Loan and Credit Facility

The carrying values of the Company’s unsecured term loan (the “term loan”) were as follows (in thousands):

	December 31, 2018	December 31, 2017
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(924)	(1,184)
Term loan	$299,076	$298,816

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	December 31, 2018	December 31, 2017
Credit facility	$156,000	$143,500
Net unamortized deferred financing costs	(2,311)	(3,171)
Credit facility	$153,689	$140,329

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

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility are subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2018.

As of December 31, 2018, $300.0 million and $156.0 million were outstanding under the term loan and credit facility, respectively. The average interest rates on the term loan and the credit facility during the year ended December 31, 2018 were 3.1% and 3.0%, respectively. The Company had no available borrowings under the term loan at December 31, 2018. The Company had $444.0 million available to borrow under the credit facility at December 31, 2018.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	December 31, 2018	December 31, 2017
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(1,123)	(1,249)
Senior Notes Due 2027	$248,877	$248,751

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	December 31, 2018	December 31, 2017
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(219)	(248)
Senior Notes Due 2026	$199,781	$199,752

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	December 31, 2018	December 31, 2017
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,252)	(2,578)
Net unamortized deferred financing costs	(1,314)	(1,535)
Senior Notes Due 2024	$246,434	$245,887

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	December 31, 2018	December 31, 2017
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,339)	(2,737)
Net unamortized deferred financing costs	(1,304)	(1,567)
Senior Notes Due 2023	$246,357	$245,696

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

The combined aggregate principal maturities of the Company’s unsecured senior notes payable during the next five years and thereafter are as follows (in thousands):

Principal Repayments
2019	$—
2020	—
2021	—
2022	—
2023	250,000
Thereafter	700,000
Total	$950,000

Deferred Financing Costs

The unamortized balances of deferred financing costs associated with the Company’s term loan, unsecured revolving credit facility, Senior Notes Due 2027, Senior Notes Due 2026, Senior Notes Due 2024, Senior Notes Due 2023, and mortgage notes payable included as a direct reduction from the carrying amount of the related debt instrument in the Consolidated Balance Sheets as of December 31, 2018 that will be charged to future operations during the next five years and thereafter are as follows (in thousands):

Financing Costs
2019	$1,791
2020	1,791
2021	1,522
2022	848
2023	663
Thereafter	851
$7,466

6.  Preferred Stock of ROIC

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of December 31, 2018 and 2017, there were no shares of preferred stock outstanding.

7.  Common Stock of ROIC

Equity Issuance

In connection with the acquisitions of two properties during the year ended December 31, 2017, a portion of the consideration for the properties was funded through the issuance of 2,405,430 OP Units. On December 12, 2017, the Company issued 2,584,254 shares of common stock, at a price per share of $21.25, in exchange for the 2,405,430 OP Units previously issued and the rights to approximately $3.8 million of cash to be used to acquire a third property to be identified by the Company. The proceeds of approximately $3.8 million were classified in Restricted Cash in the consolidated balance sheet as of December 31, 2017, as the proceeds were being held with an exchange accommodator under Section 1031 of the Code, and were used to purchase replacement assets during the year ended December 31, 2018. The shares of common stock of the Company were issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

ATM

On May 1, 2018, ROIC entered into five separate Sales Agreements (the “Sales Agreements”) with each of Capital One Securities, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., and Robert W. Baird & Co. Incorporated (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $250.0 million through the Agents either as agents or principals. In addition, on April 30, 2018, the Company terminated sales agreements with Jefferies, KeyBanc and Raymond James, dated as of September 19, 2014 and with Baird, dated as of May 23, 2016 (the “Prior Sales Agreements”), which the Company entered into in connection with its prior “at the market” offering.

During the year ended December 31, 2018, ROIC sold a total of 1,251,376 shares under the Sales Agreements, which resulted in gross proceeds of approximately $24.2 million and commissions of approximately $242,000 paid to the Agents. During the year ended December 31, 2018, ROIC sold a total of 75,314 shares of common stock under the Prior Sales Agreements, which resulted in gross proceeds of approximately $1.5 million and commissions of approximately $19,000 paid to the Agents. During the year ended December 31, 2017, ROIC sold a total of 34,001 shares under the Prior Sales Agreements, which resulted in gross proceeds of approximately $681,000 and commissions of approximately $9,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. Through the year ended December 31, 2018, the Company has not repurchased any shares of common stock under this program.

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

In 2009, the Company adopted the 2009 Equity Incentive Plan. The 2009 Equity Incentive Plan provided for grants of restricted common stock and stock option awards up to an aggregate of 7.5% of the issued and outstanding shares of ROIC’s common stock at the time of the award, subject to a ceiling of 4,000,000 shares. The Company’s Annual Meeting of Stockholders was held on April 25, 2018 at which time the stockholders of the Company approved the Company’s Amended and Restated 2009 Equity Incentive Plan (the “Equity Incentive Plan”). The types of awards that may be granted under the Equity Incentive Plan include stock options, restricted shares, share appreciation rights, phantom shares, dividend equivalent rights and other equity-based awards. The Equity Incentive Plan has a fungible unit system that counts the number of shares of the Company’s common stock used in the issuance of full-value awards, such as restricted shares, differently than the number of shares of common stock used in the issuance of stock options. A total of 22,500,000 Fungible Units (as defined in the Equity Incentive Plan) are reserved for grant under the Equity Incentive Plan and the Fungible Unit-to-full-value award conversion ratio is 6.25 to 1.0. The Equity Incentive Plan will expire on April 25, 2028. Any available shares that had not been granted under the 2009 Equity Incentive Plan were rolled over and made available for issuance under the Equity Incentive Plan.

Restricted Stock

During the year ended December 31, 2018, ROIC awarded 514,972 shares of restricted common stock under the 2009 Equity Incentive Plan, of which 180,200 shares are performance-based grants and the remainder of the shares are time based grants.  The performance-based grants vest based on pre-defined market-specific performance criteria with a vesting date on January 1, 2021.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2018, and changes during the year ended December 31, 2018 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2017	781,467	$18.14
Granted	514,972	$15.85
Vested	(274,608)	$18.46
Forfeited	(18,996)	$17.75
Non-vested as of December 31, 2018	1,002,835	$16.88

As of December 31, 2018, there remained a total of approximately $7.5 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the 2009 Equity Incentive Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.7 years (irrespective of achievement of the performance conditions). The total fair value of restricted stock that vested during the years ended December 31, 2018, 2017 and 2016 was $5.5 million, $6.3 million and $5.6 million, respectively.

Stock Based Compensation Expense

For the years ended December 31, 2018, 2017 and 2016, the amounts charged to expense for all stock based compensation totaled approximately $7.4 million, $6.2 million and $4.9 million, respectively.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Code.  Under the 401K Plan, the Company made matching contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $86,000, $70,000 and $76,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

9. Capital of the Operating Partnership

As of December 31, 2018, the Operating Partnership had 125,469,878 OP Units outstanding. ROIC owned an approximate 90.8% interest in the Operating Partnership at December 31, 2018, or 113,992,837 OP Units. The remaining 11,477,041 OP Units are owned by other limited partners. A share of ROIC’s common stock and the OP Units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of December 31, 2018, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the year ended December 31, 2018, ROIC received notices of redemption for a total of 201,950 OP Units. ROIC elected to redeem the 201,950 OP Units in cash, and accordingly, a total of of ROIC common stock on a one-for-one basis, and accordingly, a total of approximately $3.7 million was paid during the year ended December 31, 2018 to the holders of the respective OP Units.

The redemption value of the OP Units owned by the limited partners as of December 31, 2018, not including ROIC, had such units been redeemed at December 31, 2018, was approximately $187.9 million, calculated based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding December 31, 2018, which amounted to $16.37 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and revolving credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at December 31, 2018 was approximately $223.7 million and $178.4 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at December 31, 2018 was approximately $236.9 million and $249.3 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $86.3 million with an interest rate range of 4.2% to 4.4% and a weighted average interest rate of 4.3% as of December 31, 2018. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s current interest rate swaps as of December 31, 2018 (in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date
Interest Rate Swap Agreements:
Bank of Montreal	$50,000	1/29/2016	1/31/2019
Regions Bank	$50,000	2/29/2016	1/31/2019
Bank of Montreal	$100,000	12/29/2017	8/31/2022
U.S. Bank	$100,000	12/29/2017	8/31/2022
Forward Starting Interest Rate Swap Agreements:
Regions Bank	$50,000	1/31/2019	8/31/2022
Royal Bank of Canada	$50,000	1/31/2019	8/31/2022

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2018:
Assets
Derivative financial instruments	$—	$4,931	$—	$4,931
Liabilities
Derivative financial instruments	$—	$(580)	$—	$(580)

December 31, 2017
Assets
Derivative financial instruments	$—	$4,321	$—	$4,321

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $1.2 million will be reclassified as an increase to interest expense related to the Company’s four outstanding swap arrangements and it’s previously cash-settled swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2018 and 2017, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	December 31, 2018 Fair Value	December 31, 2017 Fair Value
Interest rate products	Other assets	$4,931	$4,321
Interest rate products	Other liabilities	$(580)	$—

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2018, 2017, and 2016, respectively (in thousands).  Amounts reclassified from other comprehensive income (“OCI”) due to ineffectiveness are recognized as interest expense.

	Year Ended December 31,
	2018	2017	2016
Amount of gain recognized in OCI on derivatives	$1,648	$3,665	$541
Amount of loss reclassified from AOCI into interest	$57	$1,920	$2,473

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

The Company has signed several ground leases for certain properties. For financial reporting purposes, rent expense is recognized on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets. Rent expense, for both ground leases and corporate office storage space, was approximately $2.0 million, $1.5 million, and $831,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table represents the Company’s future minimum annual lease payments under operating leases as of December 31, 2018 (in thousands):

Operating Leases
2019	$1,280
2020	1,287
2021	1,283
2022	1,304
2023	1,330
Thereafter	33,939
Total minimum lease payments	$40,423

Tax Protection Agreements

In connection with certain acquisitions from September 2013 through March 2017, the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership. The Tax Protection Agreements require the Company, subject to certain exceptions, to indemnify the respective sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements, for a period of 12 years (with respect to Tax Protection Agreements entered into in September 2013), or 10 years (with respect to Tax Protection Agreements entered into from December 2014 through March 2017) from the date of the Tax Protection Agreements. If the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

13.  Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space.  For the years ended December 31, 2018, 2017, and 2016, the Company incurred approximately $74,000, $52,000 and $46,000, respectively, of expenses relating to the agreements which were included in general and administrative expenses in the accompanying consolidated statements of operations and other comprehensive income.

14.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 for ROIC are as follows (in thousands, except share data):

	Year Ended December 31, 2018
	March 31	June 30	September 30	December 31
Total revenues	$74,395	$72,341	$73,904	$75,158
Net income	$11,824	$8,102	$15,647	$11,568
Net income attributable to ROIC	$10,702	$7,339	$14,194	$10,501
Basic and diluted income per share	$0.09	$0.06	$0.12	$0.09

	Year Ended December 31, 2017
	March 31	June 30	September 30	December 31
Total revenues	$65,900	$66,640	$67,966	$72,754
Net income	$11,251	$9,197	$10,127	$12,113
Net income attributable to ROIC	$10,170	$8,309	$9,149	$10,849
Basic and diluted income per share	$0.09	$0.08	$0.08	$0.10

The unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 for the Operating Partnership are as follows (in thousands, except unit data):

	Year Ended December 31, 2018
	March 31	June 30	September 30	December 31
Total revenues	$74,395	$72,341	$73,904	$75,158
Net income attributable to the Operating Partnership	$11,824	$8,102	$15,647	$11,568
Basic and diluted income per unit	$0.09	$0.06	$0.12	$0.09

	Year Ended December 31, 2017
	March 31	June 30	September 30	December 31
Total revenues	$65,900	$66,640	$67,966	$72,754
Net income attributable to the Operating Partnership	$11,251	$9,197	$10,127	$12,113
Basic and diluted income per unit	$0.09	$0.08	$0.08	$0.10

15.  Subsequent Events

On February 15, 2019, the Company sold Vancouver Market Center, a non-core shopping center located in Vancouver, Washington for a sales price of $17.0 million.

On February 19, 2019, the Company’s board of directors declared a cash dividend on its common stock of $0.1970 per share, payable on March 28, 2019 to holders of record on March 14, 2019.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition
Paramount Plaza, CA	$—	$6,347	$10,274	$447	$2,227	$6,794	$12,501	$19,295	$3,571	12/22/2009
Santa Ana Downtown Plaza, CA	—	7,895	9,890	—	3,856	7,895	13,746	21,641	3,281	1/26/2010
Meridian Valley Plaza, WA	—	1,881	4,795	—	1,724	1,881	6,519	8,400	1,696	2/1/2010
The Market at Lake Stevens, WA	—	3,087	12,397	—	408	3,087	12,805	15,892	3,394	3/16/2010
Norwood Shopping Center, CA	—	3,031	11,534	122	1,253	3,153	12,787	15,940	3,419	4/5/2010
Pleasant Hill Marketplace, CA	—	6,359	6,927	—	1,590	6,359	8,517	14,876	2,396	4/8/2010
Vancouver Market Center, WA	—	4,080	6,912	—	3,981	4,080	10,893	14,973	2,356	6/17/2010
Happy Valley Town Center, OR	—	11,678	27,011	—	2,564	11,678	29,575	41,253	7,539	7/14/2010
Cascade Summit Town Square, OR	—	8,853	7,732	—	421	8,853	8,153	17,006	2,595	8/20/2010
Heritage Market Center, WA	—	6,595	17,399	—	771	6,595	18,170	24,765	4,442	9/23/2010
Claremont Promenade, CA	—	5,975	1,019	183	4,402	6,158	5,421	11,579	2,383	9/23/2010
Sycamore Creek, CA	—	3,747	11,584	—	582	3,747	12,166	15,913	3,572	9/30/2010
Gateway Village, CA	—	5,917	27,298	—	989	5,917	28,287	34,204	6,624	12/16/2010
Division Crossing, OR	—	3,706	8,327	—	5,700	3,706	14,027	17,733	3,980	12/22/2010
Halsey Crossing, OR (2)	—	—	7,773	—	7,690	—	15,463	15,463	2,914	12/22/2010
Marketplace Del Rio,CA	—	13,420	22,251	9	2,462	13,429	24,713	38,142	6,357	1/3/2011
Pinole Vista Shopping Center, CA	—	12,894	35,689	—	4,247	12,894	39,936	52,830	6,424	1/6/2011 / 8/27/2018
Desert Springs Marketplace, CA	—	8,517	18,761	443	6,568	8,960	25,329	34,289	5,693	2/17/2011
Mills Shopping Center, CA	—	4,084	16,833	—	11,693	4,084	28,526	32,610	8,137	2/17/2011
Morada Ranch, CA	—	2,504	19,547	—	791	2,504	20,338	22,842	4,717	5/20/2011
Renaissance Towne Centre, CA	—	8,640	13,848	—	1,667	8,640	15,515	24,155	2,987	8/3/2011
Country Club Gate Center, CA	—	6,487	17,341	—	1,208	6,487	18,549	25,036	4,403	7/8/2011
Canyon Park Shopping Center, WA	—	9,352	15,916	—	8,757	9,352	24,673	34,025	5,284	7/29/2011
Hawks Prairie Shopping Center, WA	—	5,334	20,694	—	2,224	5,334	22,918	28,252	4,657	9/8/2011
The Kress Building, WA	—	5,693	20,866	—	4,825	5,693	25,691	31,384	6,179	9/30/2011
Hillsboro Market Center, OR (2)	—	—	17,553	—	3,493	—	21,046	21,046	4,295	11/23/2011
Gateway Shopping Center, WA (2)	—	6,242	23,462	—	8	6,242	23,470	29,712	4,582	2/16/2012
Euclid Plaza, CA	—	7,407	7,753	—	2,905	7,407	10,658	18,065	2,954	3/28/2012
Green Valley Station, CA	—	1,685	8,999	—	591	1,685	9,590	11,275	2,292	4/2/2012
Aurora Square, WA	—	10,325	13,336	—	1,906	10,325	15,242	25,567	2,220	5/3/2012 / 5/22/2014
Marlin Cove Shopping Center, CA	—	8,815	6,797	—	2,084	8,815	8,881	17,696	2,212	5/4/2012

Seabridge Marketplace, CA	—	5,098	17,164	—	3,482	5,098	20,646	25,744	3,798	5/31/2012
The Village at Novato, CA	—	5,329	4,412	—	1,550	5,329	5,962	11,291	1,044	7/24/2012
Glendora Shopping Center, CA	—	5,847	8,758	—	211	5,847	8,969	14,816	2,062	8/1/2012
Wilsonville Old Town Square, OR	—	4,181	15,394	—	509	4,181	15,903	20,084	3,122	8/1/2012
Bay Plaza, CA	—	5,454	14,857	—	1,096	5,454	15,953	21,407	3,161	10/5/2012
Santa Teresa Village, CA	—	14,965	17,162	—	5,539	14,965	22,701	37,666	4,819	11/8/2012
Cypress Center West, CA	—	15,480	11,819	121	2,065	15,601	13,884	29,485	3,129	12/7/2012
Redondo Beach Plaza, CA	—	16,242	13,625	55	217	16,297	13,842	30,139	2,659	12/28/2012
Harbor Place Center, CA	—	16,506	10,527	—	289	16,506	10,816	27,322	1,932	12/28/2012
Diamond Bar Town Center, CA	—	9,540	16,795	—	3,542	9,540	20,337	29,877	4,662	2/1/2013
Bernardo Heights Plaza, CA	—	3,192	8,940	—	727	3,192	9,667	12,859	1,869	2/6/2013
Canyon Crossing, WA	—	7,941	24,659	—	2,946	7,941	27,605	35,546	5,808	4/15/2013
Diamond Hills Plaza, CA	35,500	15,458	29,353	—	357	15,458	29,710	45,168	5,310	4/22/2013
Granada Shopping Center, CA	—	3,673	13,459	—	491	3,673	13,950	17,623	2,536	6/27/2013
Hawthorne Crossings, CA	—	10,383	29,277	—	127	10,383	29,404	39,787	4,805	6/27/2013
Robinwood Shopping Center, OR	—	3,997	11,317	18	1,064	4,015	12,381	16,396	2,278	8/23/2013
5 Points Plaza, CA	—	17,920	36,965	—	4,082	17,920	41,047	58,967	6,358	9/27/2013
Crossroads Shopping Center, WA	—	68,366	67,756	—	17,984	68,366	85,740	154,106	14,039	9/27/2013
Peninsula Marketplace, CA	—	14,730	19,214	—	1,958	14,730	21,172	35,902	3,572	11/1/2013
Country Club Village, CA	—	9,986	26,579	—	2,017	9,986	28,596	38,582	5,188	11/26/2013
Plaza de la Canada, CA (2)	—	10,351	24,819	—	519	10,351	25,338	35,689	3,777	12/13/2013
Tigard Marketplace, OR	—	13,587	9,603	—	565	13,587	10,168	23,755	2,128	2/18/2014
Creekside Plaza, CA	—	14,807	29,476	—	1,351	14,807	30,827	45,634	4,980	2/28/2014
North Park Plaza, CA	—	13,593	17,733	—	832	13,593	18,565	32,158	2,473	4/30/2014
Fallbrook Shopping Center, CA (2)	—	21,232	186,197	83	9,286	21,315	195,483	216,798	26,910	6/13/2014
Moorpark Town Center, CA	—	7,063	19,694	—	1,562	7,063	21,256	28,319	3,569	12/4/2014
Mission Foothill Marketplace, CA	—	11,415	17,783	—	107	11,415	17,890	29,305	1,334	12/4/2014
Wilsonville Town Center, OR	—	10,334	27,101	—	622	10,334	27,723	38,057	3,666	12/11/2014
Park Oaks Shopping Center, CA	—	8,527	38,064	—	629	8,527	38,693	47,220	4,803	1/6/2016
Ontario Plaza, CA	—	9,825	26,635	—	1,499	9,825	28,134	37,959	3,707	1/6/2015
Winston Manor, CA	—	10,018	9,762	—	1,854	10,018	11,616	21,634	1,626	1/7/2015
Jackson Square, CA	—	6,886	24,558	—	921	6,886	25,479	32,365	2,796	7/1/2015
Tigard Promenade, OR	—	9,844	10,843	—	101	9,844	10,944	20,788	1,173	7/28/2015
Sunnyside Village Square, OR	—	4,428	13,324	—	3,412	4,428	16,736	21,164	1,996	7/28/2015
Gateway Centre, CA	—	16,275	28,308	—	3,720	16,275	32,028	48,303	3,169	9/1/2015
Johnson Creek Center, OR	—	9,009	22,534	—	1,243	9,009	23,777	32,786	2,510	11/9/2015
Iron Horse Plaza, CA	—	8,187	39,654	—	1,571	8,187	41,225	49,412	3,400	12/4/2015
Bellevue Marketplace, WA	—	10,488	39,119	—	8,385	10,488	47,504	57,992	3,972	12/10/2015
Four Corner Square, WA	—	9,926	31,415	—	350	9,926	31,765	41,691	3,123	12/21/2015
Warner Plaza, CA	—	16,104	60,188	—	8,834	16,104	69,022	85,126	6,067	12/31/2015

Magnolia Shopping Center, CA	—	12,501	27,040	—	1,866	12,501	28,906	41,407	2,545	3/10/2016
Casitas Plaza Shopping Center, CA	7,158	10,734	22,040	—	961	10,734	23,001	33,735	1,825	3/10/2016
Bouquet Center, CA	—	10,040	48,362	—	479	10,040	48,841	58,881	3,891	4/28/2016
North Ranch Shopping Center, CA	—	31,522	95,916	—	1,061	31,522	96,977	128,499	6,884	6/1/2016
Monterey Center, CA (2)	—	1,073	10,609	—	(36)	1,073	10,573	11,646	753	7/14/2016
Rose City Center, OR (2)	—	3,637	10,301	—	(78)	3,637	10,223	13,860	690	9/15/2016
The Knolls, CA	—	9,726	18,299	—	20	9,726	18,319	28,045	1,265	10/3/2016
Bridle Trails Shopping Center, WA	—	11,534	20,700	—	3,633	11,534	24,333	35,867	1,551	10/17/2016
Torrey Hills Corporate Center, CA	—	5,579	3,915	—	2,435	5,579	6,350	11,929	662	12/6/2016
PCC Community Markets Plaza, WA	—	1,856	6,914	—	7	1,856	6,921	8,777	432	1/25/2017
The Terraces, CA	—	18,378	37,103	—	505	18,378	37,608	55,986	2,046	3/17/2017
Santa Rosa Southside Shopping Center, CA	—	5,595	24,453	—	1,477	5,595	25,930	31,525	1,308	3/24/2017
Division Center, OR	—	6,917	26,098	—	1,421	6,917	27,519	34,436	1,433	4/5/2017
Highland Hill Shopping Center, WA	—	10,511	37,825	23	397	10,534	38,222	48,756	2,018	5/9/2017
Monta Loma Plaza, CA	—	18,226	11,113	—	57	18,226	11,170	29,396	426	9/19/2017
Fullerton Crossroads, CA	26,000	28,512	45,419	—	234	28,512	45,653	74,165	1,776	10/11/2017
Riverstone Marketplace, WA	18,050	5,113	27,594	—	117	5,113	27,711	32,824	1,046	10/11/2017
North Lynnwood Shopping Center, WA	—	4,955	10,335	—	117	4,955	10,452	15,407	401	10/19/2017
The Village at Nellie Gail Ranch, CA	—	22,730	22,578	—	953	22,730	23,531	46,261	764	11/30/2017
Stadium Center, WA	—	1,699	17,229	—	79	1,699	17,308	19,007	391	2/23/2018
King City Plaza, OR	—	5,161	10,072	—	49	5,161	10,121	15,282	215	5/18/2018
	$86,708	$892,736	$2,059,275	$1,504	$206,957	$894,240	$2,266,232	$3,160,472	$329,207

(a)	RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES (in thousands)

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period:	$3,109,397	$2,687,018	$2,296,617
Property improvements during the year	40,300	54,481	41,359
Properties acquired during the year	43,387	374,004	354,035
Properties sold during the year	(24,427)	—	—
Assets written off during the year	(8,185)	(6,106)	(4,993)
Balance at end of period:	$3,160,472	$3,109,397	$2,687,018

(b)	RECONCILIATION OF ACCUMULATED DEPRECIATION (in thousands)

	Year Ended December 31,
	2018	2017	2016
Balance at beginning of period:	$260,115	$193,021	$134,311
Depreciation expenses	81,107	72,725	63,872
Properties sold during the year	(3,551)	—	—
Property assets fully depreciated and written off	(8,464)	(5,631)	(5,162)
Balance at end of period:	$329,207	$260,115	$193,021

(1)	Depreciation and investments in building and improvements reflected in the consolidated statement of operations is calculated over the estimated useful life of the assets as follows:

Building:  39-40 years
Property Improvements:  10-20 years

(2)	Property, or a portion thereof, is subject to a ground lease.

(3)	The aggregate cost for Federal Income Tax Purposes for real estate was approximately $2.9 billion at December 31, 2018.

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

During the year ended December 31, 2018, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the year ended December 31, 2018, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Corp.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of ROIC’s management, including the Chief Executive Officer and Chief Financial Officer, ROIC conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 51 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Partnership, LP)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of ROIC, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2018.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2018.

Item 11.  Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2018.

Item 14.  Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2018.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)(1) and (2) Financial Statements and Schedule

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

3.4	Second Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 4, 2015 (10)

3.5	Third Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 10, 2015 (10)

3.6	Fourth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 31, 2015 (10)

3.7	Fifth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of March 10, 2016 (11)

3.8	Sixth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of March 24, 2017 (15)

3.9	Seventh Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of October 11, 2017 (17)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Indenture, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Wells Fargo Bank, National Association, dated as of December 9, 2013 (6)

4.4
First Supplemental Indenture, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and Wells Fargo Bank, National Association, dated as of December 9, 2013 (6)

4.5	5.000% Senior Notes due 2023 of Retail Opportunity Investments Partnership, LP, guaranteed by Retail Opportunity Investments Corp., dated as of December 9, 2013 (7)

4.6
Second Supplemental Indenture, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and Wells Fargo Bank, National Association (including Form of 4.000% Senior Notes due 2024 of Retail Opportunity Investments Partnership, LP, guaranteed by Retail Opportunity Investments Corp.), dated as of December 3, 2014 (8)

10.1	2009 Equity Incentive Plan (1)

10.2	Amended and Restated 2009 Equity Incentive Plan (20)

10.3	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan and Amended and Restated 2009 Equity Incentive Plan (1)

10.4	Form of Option Award Agreement under 2009 Equity Incentive Plan and Amended and Restated 2009 Equity Incentive Plan (1)

10.5	Letter Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of April 2, 2012 (3)

10.6	Letter Agreement, by and between Retail Opportunity Investments Corp. and Laurie Sneve, dated as of October 24, 2012 (4)

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

10.9	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of September 27, 2013 (5)

10.10	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of September 27, 2013 (5)

10.11
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 11, 2014 (9)

10.12	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holder named therein, dated as of December 11, 2014 (9)

10.13
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 4, 2015 (10)

10.14	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of December 4, 2015 (10)

10.15
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 10, 2015 (10)

10.16	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of December 10, 2015 (10)

10.17
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partner identified therein, dated as of December 31, 2015 (10)

10.18	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holder named therein, dated as of December 31, 2015 (10)

10.19
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partner identified therein, dated as of March 10, 2016 (11)

10.20	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holder named therein, dated as of March 10, 2016 (11)

10.21
Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (13)

10.22	Employment Agreement, dated as of March 21, 2017, by and between the Company and Stuart A. Tanz (14)

10.23	Employment Agreement, dated as of March 21, 2017, by and between the Company and Richard K. Schoebel (14)

10.24	Employment Agreement, dated as of March 21, 2017, by and between the Company and Michael B. Haines (14)

10.25
Second Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, PNC Bank National Association and U.S. Bank National Association, as Co-Syndication Agents and the other lenders party thereto, dated as of September 8, 2017 (16)

10.26
First Amended and Restated Term Loan Agreement, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, BMO Capital Markets and Regions Bank, as Co-Syndication Agents, Capital One, National Association, as Documentation Agent, and the other lenders party thereto, dated as of September 8, 2017 (16)

10.27
First Amendment, dated as of September 8, 2017 to the Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (18)

10.28	Note Purchase Agreement, dated as of November 10, 2017, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and the purchasers named therein (19)

10.29	Sales Agreement, dated May 1, 2018, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Capital One Securities, Inc. (21)

10.30	Sales Agreement, dated May 1, 2018, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Jefferies LLC (21)

10.31	Sales Agreement, dated May 1, 2018, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and KeyBanc Capital Markets Inc. (21)

10.32	Sales Agreement, dated May 1, 2018, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Raymond James & Associates, Inc. (21)

10.33	Sales Agreement, dated May 1, 2018, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Robert W. Baird & Co. Incorporated (21)

21.1*	List of Subsidiaries of Retail Opportunity Investments Corp.

23.1*	Consent of Ernst & Young LLP for Retail Opportunity Investments Corp.

23.2*	Consent of Ernst & Young LLP for Retail Opportunity Investments Partnership, LP

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications pursuant to Section 1350

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema

101 CAL	XBRL Taxonomy Extension Calculation Database

101 DEF	Taxonomy Extension Definition Linkbase

101 LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase
________________________

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 26, 2009

(2)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 3, 2011

(3)	Incorporated by reference to the Company’s current report on Form 8-K filed on April 5, 2012

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on January 3, 2013

(5)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013

(6)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 9, 2013

(7)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014

(8)	Incorporated by reference to the Company’s current report on Form 8-K filed on December 3, 2014

(9)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 25, 2015

(10)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 24, 2016

(11)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 16, 2016

(12)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 23, 2016

(13)	Incorporated by reference to the Company’s annual report on Form 10-Q for the fiscal quarter ended September 30, 2016 filed on October 26, 2016

(14)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 24, 2017

(15)	Incorporated by reference to the Company’s annual report on Form 10-Q for the fiscal quarter ended March 31, 2017 filed on April 27, 2017

(16)	Incorporated by reference to the Company’s current report on Form 8-K filed on September 13, 2017

(17)	Incorporated by reference to the Company’s current report on Form 8-K filed on October 17, 2017

(18)	Incorporated by reference to the Company’s annual report on Form 10-Q for the fiscal quarter ended September 30, 2017 filed on October 25, 2017

(19)	Incorporated by reference to the Company’s current report on Form 8-K filed on November 13, 2017

(20)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 1, 2018

(21)	Incorporated by reference to the Company’s current report on Form 8-K filed on May 2, 2018

*	Filed herewith

+	Unless otherwise noted, all exhibits have File No. 001-33479

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: February 20, 2019	By: /s/ Stuart A. Tanz
Stuart A. Tanz
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stuart A. Tanz and Michael B. Haines, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedule thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 20, 2019	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 20, 2019	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 20, 2019	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 20, 2019	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 20, 2019	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 20, 2019	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 20, 2019	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 20, 2019	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 20, 2019	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 20, 2019	/s/ Eric S. Zorn
Eric S. Zorn
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner Registrant
Date: February 20, 2019	By: /s/ Stuart A. Tanz
Stuart A. Tanz
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stuart A. Tanz and Michael B. Haines, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedule thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 20, 2019	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 20, 2019	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 20, 2019	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 20, 2019	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 20, 2019	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 20, 2019	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 20, 2019	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 20, 2019	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 20, 2019	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 20, 2019	/s/ Eric S. Zorn
Eric S. Zorn
Director