Form 10-Q
period 2019-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2019-04-25
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 114,311,788 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of April 19, 2019.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2019 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of March 31, 2019, ROIC owned an approximate 90.9% partnership interest and other limited partners owned the remaining 9.1% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Real Estate Investments:
Land	$890,184	$894,240
Building and improvements	2,262,034	2,266,232
	3,152,218	3,160,472
Less: accumulated depreciation	342,696	329,207
Real Estate Investments, net	2,809,522	2,831,265
Cash and cash equivalents	9,649	6,076
Restricted cash	1,545	1,373
Tenant and other receivables, net	47,744	46,832
Acquired lease intangible assets, net	69,062	72,109
Prepaid expenses	2,958	4,194
Deferred charges, net	32,069	33,857
Other	21,857	7,365
Total assets	$2,994,406	$3,003,071

LIABILITIES AND EQUITY
Liabilities:
Term loan	$299,139	$299,076
Credit facility	139,904	153,689
Senior Notes	941,796	941,449
Mortgage notes payable	88,264	88,511
Acquired lease intangible liabilities, net	158,907	166,146
Accounts payable and accrued expenses	27,710	15,488
Tenants’ security deposits	7,101	7,065
Other liabilities	37,636	23,219
Total liabilities	1,700,457	1,694,643

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 114,311,788 and 113,992,837 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	11	11
Additional paid-in capital	1,440,754	1,441,080
Dividends in excess of earnings	(265,565)	(256,438)
Accumulated other comprehensive income	751	3,561
Total Retail Opportunity Investments Corp. stockholders’ equity	1,175,951	1,188,214
Non-controlling interests	117,998	120,214
Total equity	1,293,949	1,308,428
Total liabilities and equity	$2,994,406	$3,003,071

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Revenues
Rental revenue	$75,367	$71,538
Other income	686	2,857
Total revenues	76,053	74,395

Operating expenses
Property operating	11,061	10,478
Property taxes	8,238	7,819
Depreciation and amortization	24,761	25,217
General and administrative expenses	4,276	3,531
Other expense	93	69
Total operating expenses	48,429	47,114

Gain on sale of real estate	2,638	—

Operating income	30,262	27,281

Non-operating expenses
Interest expense and other finance expenses	(15,679)	(15,457)
Net income	14,583	11,824
Net income attributable to non-controlling interests	(1,333)	(1,122)
Net Income Attributable to Retail Opportunity Investments Corp.	$13,250	$10,702

Earnings per share – basic and diluted	$0.12	$0.09

Dividends per common share	$0.1970	$0.1950

Comprehensive income:
Net income	$14,583	$11,824
Other comprehensive (loss) income:
Unrealized swap derivative (loss) gain arising during the period	(2,608)	3,390
Reclassification adjustment for amortization of interest expense included in net income	(202)	418
Other comprehensive (loss) income	(2,810)	3,808
Comprehensive income	11,773	15,632
Comprehensive income attributable to non-controlling interests	(1,333)	(1,122)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$10,440	$14,510

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31, 2019
	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive income	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2018	113,992,837	$11	$1,441,080	$(256,438)	$3,561	$120,214	$1,308,428
Shares issued under the Equity Incentive Plan	445,022	—	—	—	—	—	—
Shares withheld for employee taxes	(125,072)	—	(1,986)	—	—	—	(1,986)
Cancellation of restricted stock	(999)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,651	—	—	—	1,651
Cash redemption for non-controlling interests	—	—	—	—	—	(1,246)	(1,246)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	56	—	—	(56)	—
Registration expenditures	—	—	(47)	—	—	—	(47)
Cash dividends ($0.1970 per share)	—	—	—	(22,519)	—	(2,247)	(24,766)
Dividends payable to officers	—	—	—	142	—	—	142
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	13,250	—	—	13,250
Net income attributable to non-controlling interests	—	—	—	—	—	1,333	1,333
Other comprehensive loss	—	—	—	—	(2,810)	—	(2,810)
Balance at March 31, 2019	114,311,788	$11	$1,440,754	$(265,565)	$751	$117,998	$1,293,949

	Three Months Ended March 31, 2018
	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive income	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2017	112,347,451	$11	$1,412,590	$(210,490)	$1,856	$125,674	$1,329,641
Shares issued under the 2009 Equity Incentive Plan	373,861	—	—	—	—	—	—
Shares withheld for employee taxes	(70,168)	—	(1,400)	—	—	—	(1,400)
Cancellation of restricted stock	(4,999)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,428	—	—	—	1,428
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(191)	—	—	191	—
Proceeds from the issuance of common stock	75,314	—	1,508	—	—	—	1,508
Registration expenditures	—	—	(48)	—	—	—	(48)
Cash dividends ($0.1950 per share)	—	—	—	(21,981)	—	(2,277)	(24,258)
Dividends payable to officers	—	—	—	(72)	—	—	(72)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	10,702	—	—	10,702
Net income attributable to non-controlling interests	—	—	—	—	—	1,122	1,122
Other comprehensive income	—	—	—	—	3,808	—	3,808
Balance at March 31, 2018	112,721,459	$11	$1,413,887	$(221,841)	$5,664	$124,710	$1,322,431

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,583	$11,824
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,761	25,217
Amortization of deferred financing costs and mortgage premiums, net	515	449
Straight-line rent adjustment	(1,180)	(1,471)
Amortization of above and below market rent	(6,478)	(4,075)
Amortization relating to stock based compensation	1,651	1,428
Provisions for tenant credit losses	867	323
Other noncash interest expense	301	535
Gain on sale of real estate	(2,638)	—
Change in operating assets and liabilities:
Tenant and other receivables	(1,198)	845
Prepaid expenses	1,231	(89)
Accounts payable and accrued expenses	11,334	9,701
Other assets and liabilities, net	(3,559)	(264)
Net cash provided by operating activities	40,190	44,423
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	—	(19,337)
Proceeds from sale of real estate	16,046	—
Improvements to properties	(10,120)	(8,441)
Net cash provided by (used in) investing activities	5,926	(27,778)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(138)	(10,317)
Proceeds from draws on credit facility	22,000	45,000
Payments on credit facility	(36,000)	(29,000)
Redemption of OP Units	(1,246)	—
Distributions to OP Unitholders	(2,247)	(2,277)
Proceeds from the sale of common stock	—	1,508
Registration expenditures	(32)	(48)
Dividends paid to common shareholders	(22,722)	(22,066)
Shares withheld for employee taxes	(1,986)	(1,400)
Net cash used in financing activities	(42,371)	(18,600)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,745	(1,955)
Cash, cash equivalents and restricted cash at beginning of period	7,449	16,965
Cash, cash equivalents and restricted cash at end of period	$11,194	$15,010

Other non-cash investing and financing activities increase (decrease):
Interest rate swap asset	$(2,238)	$3,273
Interest rate swap liabilities	$873	$—
Accrued real estate improvement costs	$1,300	$2,196

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$9,649	$13,012
Restricted cash	1,545	1,998
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$11,194	$15,010

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	March 31, 2019 (unaudited)	December 31, 2018
ASSETS
Real Estate Investments:
Land	$890,184	$894,240
Building and improvements	2,262,034	2,266,232
	3,152,218	3,160,472
Less: accumulated depreciation	342,696	329,207
Real Estate Investments, net	2,809,522	2,831,265
Cash and cash equivalents	9,649	6,076
Restricted cash	1,545	1,373
Tenant and other receivables, net	47,744	46,832
Acquired lease intangible assets, net	69,062	72,109
Prepaid expenses	2,958	4,194
Deferred charges, net	32,069	33,857
Other	21,857	7,365
Total assets	$2,994,406	$3,003,071

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$299,139	$299,076
Credit facility	139,904	153,689
Senior Notes	941,796	941,449
Mortgage notes payable	88,264	88,511
Acquired lease intangible liabilities, net	158,907	166,146
Accounts payable and accrued expenses	27,710	15,488
Tenants’ security deposits	7,101	7,065
Other liabilities	37,636	23,219
Total liabilities	1,700,457	1,694,643

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,175,200	1,184,653
Limited partners’ capital	117,998	120,214
Accumulated other comprehensive income	751	3,561
Total capital	1,293,949	1,308,428
Total liabilities and capital	$2,994,406	$3,003,071

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended March 31,
	2019	2018
Revenues
Rental revenue	$75,367	$71,538
Other income	686	2,857
Total revenues	76,053	74,395

Operating expenses
Property operating	11,061	10,478
Property taxes	8,238	7,819
Depreciation and amortization	24,761	25,217
General and administrative expenses	4,276	3,531
Other expense	93	69
Total operating expenses	48,429	47,114

Gain on sale of real estate	2,638	—

Operating income	30,262	27,281

Non-operating expenses
Interest expense and other finance expenses	(15,679)	(15,457)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$14,583	$11,824

Earnings per unit - basic and diluted	$0.12	$0.09

Distributions per unit	$0.1970	$0.1950

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$14,583	$11,824
Other comprehensive (loss) income:
Unrealized swap derivative (loss) gain arising during the period	(2,608)	3,390
Reclassification adjustment for amortization of interest expense included in net income	(202)	418
Other comprehensive (loss) income	(2,810)	3,808
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$11,773	$15,632

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Three Months Ended March 31, 2019
	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive income
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2018	11,477,041	$120,214	113,992,837	$1,184,653	$3,561	$1,308,428
OP units issued under the Equity Incentive Plan	—	—	445,022	—	—	—
OP Units withheld for employee taxes	—	—	(125,072)	(1,986)	—	(1,986)
Cancellation of OP Units	—	—	(999)	—	—	—
Stock based compensation expense	—	—	—	1,651	—	1,651
Cash redemption of OP Units	(70,000)	(1,246)	—	—	—	(1,246)
Adjustment to non-controlling interests ownership in Operating Partnership	—	(56)	—	56	—	—
Registration expenditures	—	—	—	(47)	—	(47)
Cash distributions ($0.1970 per unit)	—	(2,247)	—	(22,519)	—	(24,766)
Distributions payable to officers	—	—	—	142	—	142
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,333	—	13,250	—	14,583
Other comprehensive loss	—	—	—	—	(2,810)	(2,810)
Balance at March 31, 2019	11,407,041	$117,998	114,311,788	$1,175,200	$751	$1,293,949

	Three Months Ended March 31, 2018
	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive income
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2017	11,678,991	$125,674	112,347,451	$1,202,111	$1,856	$1,329,641
OP units issued under the 2009 Equity Incentive Plan	—	—	373,861	—	—	—
OP Units withheld for employee taxes	—	—	(70,168)	(1,400)	—	(1,400)
Cancellation of OP Units	—	—	(4,999)	—	—	—
Stock based compensation expense	—	—	—	1,428	—	1,428
Adjustment to non-controlling interests ownership in Operating Partnership	—	191	—	(191)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	75,314	1,508	—	1,508
Registration expenditures	—	—	—	(48)	—	(48)
Cash distributions ($0.1950 per unit)	—	(2,277)	—	(21,981)	—	(24,258)
Distributions payable to officers	—	—	—	(72)	—	(72)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,122	—	10,702	—	11,824
Other comprehensive income	—	—	—	—	3,808	3,808
Balance at March 31, 2018	11,678,991	$124,710	112,721,459	$1,192,057	$5,664	$1,322,431

_________________________________

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,583	$11,824
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,761	25,217
Amortization of deferred financing costs and mortgage premiums, net	515	449
Straight-line rent adjustment	(1,180)	(1,471)
Amortization of above and below market rent	(6,478)	(4,075)
Amortization relating to stock based compensation	1,651	1,428
Provisions for tenant credit losses	867	323
Other noncash interest expense	301	535
Gain on sale of real estate	(2,638)	—
Change in operating assets and liabilities:
Tenant and other receivables	(1,198)	845
Prepaid expenses	1,231	(89)
Accounts payable and accrued expenses	11,334	9,701
Other assets and liabilities, net	(3,559)	(264)
Net cash provided by operating activities	40,190	44,423
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	—	(19,337)
Proceeds from sale of real estate	16,046	—
Improvements to properties	(10,120)	(8,441)
Net cash provided by (used in) investing activities	5,926	(27,778)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(138)	(10,317)
Proceeds from draws on credit facility	22,000	45,000
Payments on credit facility	(36,000)	(29,000)
Redemption of OP Units	(1,246)	—
Proceeds from the issuance of OP Units in connection with issuance of common stock	—	1,508
Registration expenditures	(32)	(48)
Distributions to OP Unitholders	(24,969)	(24,343)
OP Units withheld for employee taxes	(1,986)	(1,400)
Net cash used in financing activities	(42,371)	(18,600)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,745	(1,955)
Cash, cash equivalents and restricted cash at beginning of period	7,449	16,965
Cash, cash equivalents and restricted cash at end of period	$11,194	$15,010

Other non-cash investing and financing activities increase (decrease):
Interest rate swap asset	$(2,238)	$3,273
Interest rate swap liabilities	$873	$—
Accrued real estate improvement costs	$1,300	$2,196

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$9,649	$13,012
Restricted cash	1,545	1,998
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$11,194	$15,010

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-2, “Leases.” ASU No. 2016-2 resulted in the recognition of a right-to-use asset and related liability to account for future obligations under ground lease agreements for which the Company is the lessee. In addition, this ASU requires that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained are no longer capitalized as initial direct costs and instead are expensed as incurred.

Under ASU No. 2016-2, each lease agreement will be evaluated to identify the lease components and nonlease components at lease inception. The total consideration in the lease agreement will be allocated to the lease and nonlease components based on their relative standalone selling prices. Lessors will continue to recognize the lease revenue component using an approach that is substantially equivalent to existing guidance for operating leases (straight-line basis). In July 2018, the FASB issued an amendment to ASU No. 2016-2 that allows lessors to elect, as a practical expedient, not to allocate the total consideration to lease and nonlease components based on their relative standalone selling prices. This practical expedient allows lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease. The amendment also provides a transition option that permits the application of the new guidance as of the adoption date rather than to all periods presented.  The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.

The Company adopted the provisions of ASU No. 2016-2 effective January 1, 2019 using the modified retrospective approach and accordingly, recognized a lease liability of approximately $18.0 million, which is included in Other liabilities on the accompanying balance sheet, and a related right-to-use asset of approximately $17.0 million, which is included in Other assets on the accompanying balance sheet, for all operating leases in which the Company is a lessee based on the present value of the minimum rental payments remaining as of the initial application date. The present value of the remaining lease payments was calculated for each operating lease using each respective remaining lease term and a corresponding estimated incremental borrowing rate, which is the interest rate that the Company estimates it would have to pay to borrow on a collateralized basis over a similar term.

Based on its election of the package of practical expedients, the Company was not required to reassess whether any expired or existing contracts are or contain leases, reassess the lease classification for any expired or existing leases, or reassess initial direct costs for any existing leases. Accordingly, the Company’s ground lease agreements for which the Company is the lessee will continue to be accounted for as operating leases under the new standard. Further, the Company elected the practical expedient to account for both its lease and non-lease components as a combined single lease component and elected the optional transition method permitting January 1, 2019 to be its initial application date. Additionally, leasing payroll-related costs that are incurred regardless of whether leases are obtained are no longer capitalized as initial direct costs and instead are expensed as incurred. These costs amounted to approximately $334,000 during the three months ended March 31, 2018. Further, bad debt, which has previously been recorded in Property operating, has now been classified as a contra-revenue account in Rental revenue in the Company’s consolidated statements of operations and comprehensive income.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Topics.” ASU No. 2016-13 requires companies to adopt a new approach to estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans. The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. ASU 2016-13 will be effective for the Company beginning on January 1, 2020, with early adoption permitted. The Company continues to evaluate the impact this pronouncement will have on the Company’s consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three month periods ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables, the valuation of performance-based restricted stock, LTIPs, and derivatives. Actual results could differ from these estimates.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of March 31, 2019, the statute of limitations for the tax years 2015 through and including 2017 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the three months ended March 31, 2019 and 2018, capitalized costs related to the improvement or replacement of real estate properties were approximately $11.8 million and $10.6 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three months ended March 31, 2019 or 2018.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2019 or December 31, 2018.

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

Revenue Recognition

Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition and lease incentive amortization when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Prior to January 1, 2019, the Company considered property operating expense recoveries from tenants of common area maintenance, real estate taxes and other recoverable costs as lease components. Effective January 1, 2019, each lease agreement is evaluated to identify the lease and nonlease components at lease inception. The Company elected the single component practical expedient, which allows lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease. As a result of this assessment, rental revenues and tenant recoveries from the lease of real estate assets are accounted for as a single component. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The provision for doubtful accounts at March 31, 2019 and December 31, 2018 was approximately $7.6 million and $6.9 million, respectively.

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

Deferred Leasing Costs

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

For the three months ended March 31, 2019 and 2018, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards outstanding under the Equity Incentive Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$14,583	$11,824
Less income attributable to non-controlling interests	(1,333)	(1,122)
Less earnings allocated to unvested shares	(114)	(101)
Net income available for common stockholders, basic	$13,136	$10,601
Numerator:
Net income	$14,583	$11,824
Less earnings allocated to unvested shares	(114)	(101)
Net income available for common stockholders, diluted	$14,469	$11,723
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	113,680,670	112,162,943
OP units	11,445,930	11,678,991
Restricted stock awards – performance-based	219,762	174,150
Stock options	94,408	111,206
Denominator for diluted EPS – weighted average common equivalent shares	125,440,770	124,127,290

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$14,583	$11,824
Less earnings allocated to unvested shares	(114)	(101)
Net income available to unitholders, basic and diluted	$14,469	$11,723
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	125,126,600	123,841,934
Restricted stock awards – performance-based	219,762	174,150
Stock options	94,408	111,206
Denominator for diluted earnings per unit – weighted average common equivalent units	125,440,770	124,127,290

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 7.

The Company accounts for its stock-based compensation plan based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less forfeitures.  Restricted stock grants vest based upon the completion of a service period (“time-based restricted stock grants”) and/or the Company meeting certain established market-indexed financial performance criteria (“performance-based restricted stock grants”).  Time-based grants are valued according to the market price for the Company’s common stock at the date of grant.  For performance-based restricted stock grants, a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria.  It is the Company’s policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.

The Company has made certain separate awards in the form of units of limited partnership interests in its Operating Partnership called LTIP Units. The LTIP Units are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, achievement of pre-established operational performance goals and market-indexed performance criteria. For the LTIP Units subject to market-indexed performance criteria (the “marked-indexed LTIP Units”), a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria. All other LTIP Units (the “operational LTIP Units”) are valued according to the market price of the Company’s common stock at the date of grant.

Awards of stock options, time-based restricted stock grants and operational LTIP Units are expensed as compensation on a straight-line basis over the requisite service period.  Awards of performance-based restricted stock and market-indexed LTIP Units are expensed as compensation under the accelerated attribution method and are recognized in income regardless of the results of the performance criteria.

Derivatives

The Company records all derivatives on the balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged forecasted transactions in a cash flow hedge. When the Company terminates a derivative for which cash flow hedging was being applied, the balance, which was recorded in Other comprehensive income, is amortized to interest expense over the remaining contractual term of the derivative as long as the hedged forecasted transactions continue to be probable of occurring. The Company includes cash payments made to terminate interest rate derivatives as an operating activity on the statement of cash flows, given the nature of the underlying cash flows that the derivative was hedging.

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

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements and notes to conform to the current year presentation. In connection with the adoption of ASU No. 2016-2 and the Company’s practical expedient election to have a combined single lease component presentation, the Company combined Base rents and Recoveries from tenants into a single line item, Rental revenues, in its consolidated statements of operations and comprehensive income.

2. Real Estate Investments

The following real estate investment transactions have occurred during the three months ended March 31, 2019.

Property Dispositions

On February 15, 2019, the Company sold Vancouver Market Center, a non-core shopping center located in Vancouver, Washington. The sales price of $17.0 million, less costs to sell, resulted in net proceeds of approximately $16.0 million. The Company recorded a gain on sale of real estate of approximately $2.6 million during the three months ended March 31, 2019 related to this property disposition.

3. Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of March 31, 2019 are summarized as follows (in thousands):

Minimum Rents
Remaining 2019	$150,515
2020	187,286
2021	166,196
2022	140,179
2023	111,371
Thereafter	438,444
Total minimum lease payments	$1,193,991

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2019 and December 31, 2018, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	March 31, 2019	December 31, 2018
Casitas Plaza Shopping Center	June 2022	5.320%	$7,120	$7,158
Riverstone Marketplace	July 2022	4.960%	17,950	18,050
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	35,500	35,500
			$86,570	$86,708
Mortgage premiums			1,954	2,074
Net unamortized deferred financing costs			(260)	(271)
Total mortgage notes payable			$88,264	$88,511

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	March 31, 2019	December 31, 2018
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(861)	(924)
Term loan	$299,139	$299,076

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	March 31, 2019	December 31, 2018
Credit facility	$142,000	$156,000
Net unamortized deferred financing costs	(2,096)	(2,311)
Credit facility	$139,904	$153,689

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

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at March 31, 2019.

As of March 31, 2019, $300.0 million and $142.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan and credit facility during the three months ended March 31, 2019 was 3.6% and 3.5%, respectively. The Company had no available borrowings under the term loan at March 31, 2019. The Company had $458.0 million available to borrow under the credit facility at March 31, 2019.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	March 31, 2019	December 31, 2018
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(1,092)	(1,123)
Senior Notes Due 2027	$248,908	$248,877

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	March 31, 2019	December 31, 2018
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(212)	(219)
Senior Notes Due 2026	$199,788	$199,781

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	March 31, 2019	December 31, 2018
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,168)	(2,252)
Net unamortized deferred financing costs	(1,259)	(1,314)
Senior Notes Due 2024	$246,573	$246,434

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	March 31, 2019	December 31, 2018
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,235)	(2,339)
Net unamortized deferred financing costs	(1,238)	(1,304)
Senior Notes Due 2023	$246,527	$246,357

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

5. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2019 and December 31, 2018, there were no shares of preferred stock outstanding.

6. Common Stock of ROIC

ATM

On May 1, 2018, the Company entered into five separate Sales Agreements (the “Sales Agreements”) with each of Capital One Securities, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., and Robert W. Baird & Co. Incorporated (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $250.0 million through the Agents either as agents or principals. During the three months ended March 31, 2019, ROIC did not sell any shares under the Sales Agreements. Since the Sales Agreements were entered into through March 31, 2019, ROIC has sold a total of 1,251,376 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $24.2 million and commissions of approximately $242,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the three months ended March 31, 2019, the Company did not repurchase any shares of common stock under this program.

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

In 2009, the Company adopted the 2009 Equity Incentive Plan. The 2009 Equity Incentive Plan provided for grants of restricted common stock and stock option awards up to an aggregate of 7.5% of the issued and outstanding shares of ROIC’s common stock at the time of the award, subject to a ceiling of 4,000,000 shares. The Company’s 2018 Annual Meeting of Stockholders was held on April 25, 2018 at which the stockholders of the Company approved the Company’s Amended and Restated 2009 Equity Incentive Plan (the “Equity Incentive Plan”). The types of awards that may be granted under the Equity Incentive Plan include stock options, restricted shares, share appreciation rights, phantom shares, dividend equivalent rights and other equity-based awards. The Equity Incentive Plan has a fungible unit system that counts the number of shares of the Company’s common stock used in the issuance of full-value awards, such as restricted shares and LTIP Units, differently than the number of shares of common stock used in the issuance of stock options. A total of 22,500,000 Fungible Units (as defined in the Equity Incentive Plan) are reserved for grant under the Equity Incentive Plan and the Fungible Unit-to-full-value award conversion ratio is 6.25 to 1.0. The Equity Incentive Plan will expire on April 25, 2028. Any available shares that had not been granted under the 2009 Equity Incentive Plan were rolled over and made available for issuance under the Equity Incentive Plan.

The Company has made certain awards in the form of a separate series of units of limited partnership interests in its Operating Partnership called LTIP Units, which can be granted either as free-standing awards or in tandem with other awards under the Equity Incentive Plan. The LTIP Units are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, achievement of pre-established operational performance goals and market-indexed performance criteria. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units, in accordance with the Partnership Agreement) are ultimately redeemable for cash or for unregistered shares of ROIC common stock, at the option of ROIC, on a one-for-one basis.

Restricted Stock

During the three months ended March 31, 2019, ROIC awarded 354,161 shares of time-based restricted common stock under the Equity Incentive Plan.

A summary of the status of ROIC’s non-vested restricted stock awards as of March 31, 2019, and changes during the three months ended March 31, 2019 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	1,002,835	$16.88
Granted	354,161	$17.20
Vested	(364,913)	$19.06
Forfeited	(31,288)	$11.94
Non-vested at March 31, 2019	960,795	$16.56

LTIP Units

During the three months ended March 31, 2019, ROIC awarded 187,279 LTIP Units under the Equity Incentive Plan. The LTIP Units vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2022. The LTIP Units were issued at a weighted average grant date fair value of $16.52.

For the three months ended March 31, 2019 and 2018, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $1.7 million and $1.4 million, respectively.

8. Capital of the Operating Partnership

As of March 31, 2019, the Operating Partnership had 125,718,829 OP Units outstanding. ROIC owned an approximate 90.9% partnership interest in the Operating Partnership at March 31, 2019, or 114,311,788 OP Units. The remaining 11,407,041 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of March 31, 2019, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the three months ended March 31, 2019, ROIC received a notice of redemption for a total of 70,000 OP Units. ROIC elected to redeem the OP Units in cash, and accordingly, a total of approximately $1.2 million was paid during the three months ended March 31, 2019 to the holder of the respective OP Units. In accordance with the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, the redemption value was calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding the date of receipt of the notice of redemption.

The redemption value of outstanding OP Units owned by the limited partners as of March 31, 2019, not including ROIC, had such units been redeemed at March 31, 2019, was approximately $194.0 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding March 31, 2019, which amounted to $17.01 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at March 31, 2019 was approximately $232.5 million and $184.7 million, respectively, calculated using significant inputs which are not observable in the market. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at March 31, 2019 was approximately $241.3 million and $259.5 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $87.0 million with a weighted average interest rate of 4.1% as of March 31, 2019. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of March 31, 2019 (in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date
Bank of Montreal	$100,000	12/29/2017	8/31/2022
U.S. Bank	$100,000	12/29/2017	8/31/2022
Regions Bank	$50,000	1/31/2019	8/31/2022
Royal Bank of Canada	$50,000	1/31/2019	8/31/2022

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of March 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2019:
Assets
Derivative financial instruments	$—	$2,693	$—	$2,693
Liabilities
Derivative financial instruments	$—	$(1,453)	$—	$(1,453)

December 31, 2018:
Assets
Derivative financial instruments	$—	$4,931	$—	$4,931
Liabilities
Derivative financial instruments	$—	$(580)	$—	$(580)

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $787,000 will be reclassified as a non-cash increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2019 and December 31, 2018, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	March 31, 2019 Fair Value	December 31, 2018 Fair Value
Interest rate products	Other assets	$2,693	$4,931
Interest rate products	Other liabilities	$(1,453)	$(580)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2019 and 2018, respectively (in thousands).

	Three Months Ended March 31,
	2019	2018
Amount of (loss) gain recognized in OCI on derivatives	$(2,608)	$3,390
Amount of (gain) loss reclassified from AOCI into interest	$(202)	$418

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. In accordance with ASU 2016-02, the Company recorded a right-of-use asset and related lease liability for these ground leases as of January 1, 2019. As of March 31, 2019, the Company’s weighted average remaining lease term is approximately 38.1 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $412,000 and $378,000 for the three months ended March 31, 2019 and 2018, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability as of March 31, 2019 (in thousands):

Operating Leases
Remaining 2019	$961
2020	1,287
2021	1,283
2022	1,304
2023	1,330
Thereafter	33,939
Total undiscounted future minimum lease payments	40,104
Future minimum lease payments, discount	(22,167)
Lease liability	$17,937

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

11. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended March 31, 2019 and 2018, the Company incurred approximately $21,000 and $15,000, respectively, of expenses relating to the agreements. These expenses were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

12. Subsequent Events

On April 24, 2019, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.1970 per share and per OP Unit, payable on June 27, 2019 to holders of record on June 13, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual results may differ materially due to uncertainties including:

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of March 31, 2019, ROIC owned an approximate 90.9% partnership interest and other limited partners owned the remaining approximate 9.1% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of March 31, 2019, the Company’s portfolio consisted of 91 properties (90 retail and one office) totaling approximately 10.3 million square feet of gross leasable area (“GLA”). As of March 31, 2019, the Company’s retail portfolio was approximately 97.8% leased. During the three months ended March 31, 2019, the Company leased or renewed a total of 312,000 square feet in its portfolio. The Company has committed approximately $6.9 million, or $94.32 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the three months ended March 31, 2019. The Company has committed approximately $202,000, or $2.77 per square foot, in leasing commissions, for the new leases that occurred during the three months ended March 31, 2019. The Company has committed approximately $361,000, or $1.51 per square foot, in tenant improvements, including building improvements, for the renewed leases that occurred during the three months ended March 31, 2019. Leasing commission commitments for renewed leases were not material for the three months ended March 31, 2019.

Subsequent Events

On April 24, 2019, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.1970 per share and per OP Unit, payable on June 27, 2019 to holders of record on June 13, 2019.

Results of Operations

At March 31, 2019, the Company had 91 properties (90 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of March 31, 2019. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended March 31, 2019 and 2018 (in thousands).

		Three Months Ended March 31,
		2019	2018
Operating income per GAAP		$30,262	$27,281
Plus:	Depreciation and amortization	24,761	25,217
	General and administrative expenses	4,276	3,531
	Other expenses	93	69
Less:	Gain on sale of real estate	(2,638)	—
Property operating income		$56,754	$56,098

The following comparison for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 91 properties as of March 31, 2019, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters and one shopping center that is currently under contract to be sold and is slated for new multi-family development and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2019 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2019 and 2018 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended March 31, 2019
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$31,713	$(1,451)	$30,262
Plus:	Depreciation and amortization	24,087	674	24,761
	General and administrative expenses (1)	—	4,276	4,276
	Other expenses (1)	—	93	93
Less:	Gain on sale of real estate	—	(2,638)	(2,638)
Property operating income		$55,800	$954	$56,754
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2018 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2019 and 2018 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended March 31, 2018
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$27,779	$(498)	$27,281
Plus:	Depreciation and amortization	24,789	428	25,217
	General and administrative expenses (1)	—	3,531	3,531
	Other expenses (1)	—	69	69
Property operating income		$52,568	$3,530	$56,098
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the three months ended March 31, 2019, the Company generated property operating income of approximately $56.8 million compared to property operating income of $56.1 million generated during the three months ended March 31, 2018, an increase of approximately $656,000.  The property operating income for the 87 same-center properties increased approximately $3.2 million primarily due to a $3.1 million increase due to the accelerated recognition of a below-market lease intangible liability resulting from a lease termination in the three months ended March 31, 2019 and an increase in rental revenues. The non same-center properties decreased property operating income in the three months ended March 31, 2019 by approximately $2.6 million compared to the three months ended March 31, 2018 primarily due to $2.2 million in lease settlement income received during the three months ended March 31, 2018 for which there was none received during the three months ended March 31, 2019.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended March 31, 2019 of approximately $24.8 million compared to $25.2 million incurred during the three months ended March 31, 2018.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $4.3 million during the three months ended March 31, 2019 compared to $3.5 million during the three months ended March 31, 2018. General and administrative expenses increased approximately $745,000 primarily as a result of the adoption of ASU No. 2016-2 as leasing payroll-related costs that were incurred regardless of whether leases are obtained are no longer capitalized as initial direct costs and are expensed as incurred and an overall increase in compensation-related expenses.

Gain on sale of real estate

On February 15, 2019, the Company sold Vancouver Market Center, a non-core shopping center located in Vancouver, Washington. The sales price of $17.0 million, less costs to sell, resulted in net proceeds of approximately $16.0 million. The Company recorded a gain on sale of real estate of approximately $2.6 million during the three months ended March 31, 2019 related to this property disposition. There were no property sales in the three months ended March 31, 2018.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended March 31, 2019 of approximately $15.7 million compared to approximately $15.5 million during the three months ended March 31, 2018.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018
Net income attributable to ROIC	$13,250	$10,702
Plus: Depreciation and amortization	24,761	25,217
Less: Gain on sale of real estate	(2,638)	—
Funds from operations – basic	35,373	35,919
Net income attributable to non-controlling interests	1,333	1,122
Funds from operations – diluted	$36,706	$37,041

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three months ended March 31, 2019 and 2018. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 91 properties for the three months ended March 31, 2019, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters and one shopping center that is currently under contract to be sold and is slated for new multi-family development and is no longer being managed as a retail asset (in thousands).

	Three Months Ended March 31,
	2019	2018
GAAP operating income	$30,262	$27,281
Depreciation and amortization	24,761	25,217
General and administrative expenses	4,276	3,531
Other expense	93	69
Gain on sale of real estate	(2,638)	—
Property revenues and other expenses (1)	(7,432)	(5,523)
Total Company cash NOI	49,322	50,575
Non same-center cash NOI	(883)	(3,514)
Same-center cash NOI	$48,439	$47,061
______________________

(1)
Includes straight-line rents, amortization of above and below-market lease intangibles, anchor lease termination fees, net of contractual amounts, and expense and recovery adjustments related to prior periods.

During the three months ended March 31, 2019, the Company generated same-center cash NOI of approximately $48.4 million compared to approximately $47.1 million generated during the three months ended March 31, 2018, representing a 2.9% increase. This increase is primarily due to an increase in base rents driven by an increase in occupancy.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2019.

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

During the three months ended March 31, 2019, the Company’s primary source of cash was distributions from the Operating Partnership. As of March 31, 2019, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On May 1, 2018, the Company entered into five separate Sales Agreements (the “Sales Agreements”) with each of Capital One Securities, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., and Robert W. Baird & Co. Incorporated (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $250.0 million through the Agents either as agents or principals. During the three months ended March 31, 2019, ROIC did not sell any shares under the Sales Agreements. Since the Sales Agreements were entered into through March 31, 2019, ROIC has sold a total of 1,251,376 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $24.2 million and commissions of approximately $242,000 paid to the Agents.

For the three months ended March 31, 2019, dividends paid to stockholders totaled approximately $22.7 million.  Additionally, for the three months ended March 31, 2019, the Operating Partnership made distributions of approximately $2.2 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $40.2 million.  For the three months ended March 31, 2018, dividends paid to stockholders totaled approximately $22.1 million.  Additionally, for the three months ended March 31, 2018, the Operating Partnership made distributions of approximately $2.3 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $44.4 million.

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

During the three months ended March 31, 2019, the Operating Partnership’s primary source of cash was cash flow from operations. As of March 31, 2019, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at March 31, 2019.

As of March 31, 2019, $300.0 million and $142.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan and credit facility during the three months ended March 31, 2019 was 3.6% and 3.5%, respectively. The Company had no available borrowings under the term loan at March 31, 2019. The Company had $458.0 million available to borrow under the credit facility at March 31, 2019.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net Cash Provided by (Used in):
Operating Activities	$40,190	$44,423
Investing Activities	$5,926	$(27,778)
Financing Activities	$(42,371)	$(18,600)

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $40.2 million in the three months ended March 31, 2019, compared to $44.4 million in the comparable period in 2018. During the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, cash flows from operating activities decreased by approximately $4.2 million primarily due to the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows provided by investing activities amounted to $5.9 million in the three months ended March 31, 2019, compared to net cash flows used in investing activities of $27.8 million in the comparable period in 2018. During the three months ended March 31, 2019, cash flows provided by investing activities increased by approximately $33.7 million, primarily due to a decrease in investments in real estate of approximately $19.3 million, and an increase in proceeds from the sale of real estate of approximately $16.0 million.

Financing Activities

Net cash flows used in financing activities amounted to $42.4 million for the three months ended March 31, 2019, compared to $18.6 million for the three months ended March 31, 2018. This increase of approximately $23.8 million for the three months ended March 31, 2019, is primarily due to the net increase in payments on the credit facility of $30.0 million, the decrease in proceeds from the sale of common stock of approximately $1.5 million, offset by the decrease in repayments on mortgages of approximately $10.2 million.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at March 31, 2019 (in thousands):

	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$413	$577	$717	$24,132	$686	$60,045	$86,570
Mortgage Notes Payable Interest	2,858	3,774	3,737	3,170	2,482	2,618	18,639
Term loan (2)	—	—	—	300,000		—	300,000
Credit facility (3)	—	—	142,000	—	—	—	142,000
Senior Notes Due 2027 (4)	10,475	10,475	10,475	10,475	10,475	291,900	344,275
Senior Notes Due 2026 (4)	3,950	7,900	7,900	7,900	7,900	223,700	259,250
Senior Notes Due 2024 (4)	10,000	10,000	10,000	10,000	10,000	260,000	310,000
Senior Notes Due 2023 (5)	12,500	12,500	12,500	12,500	262,500	—	312,500
Operating lease obligations	961	1,287	1,283	1,304	1,330	33,939	40,104
Total	$41,157	$46,513	$188,612	$369,481	$295,373	$872,202	$1,813,338
_________________________________

(1)	Does not include unamortized mortgage premium of $2.0 million as of March 31, 2019.

(2)	For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of March 31, 2019 which was 3.6%.

(3)	For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the interest rate on the credit facility as of March 31, 2019 which was 3.5%.

(4)	Represents payments of interest only in years 2019 through 2023 and payments of both principal and interest thereafter.

(5)	Represents payments of interest only in years 2019 through 2022 and payments of both principal and interest thereafter.

For the new leases and renewals that occurred during the three months ended March 31, 2019, the Company has committed approximately $7.2 million and $202,000 in tenant improvements (including building improvements) and leasing commissions, respectively. As of March 31, 2019, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company does not have any off-balance sheet arrangements.

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

As of March 31, 2019, the Company had $442.0 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 9 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into four interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of March 31, 2019, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	March 31, 2019 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(1,877)	$(249)	$1,349	$2,914	$4,450
$100,000	$(1,877)	$(249)	$1,349	$2,914	$4,450
$50,000	$(2,367)	$(1,541)	$(730)	$65	$844
$50,000	$(2,373)	$(1,547)	$(736)	$59	$839

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

During the three months ended March 31, 2019, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the three months ended March 31, 2019, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to our risk factors during the three months ended March 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, ROIC purchased the following:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	125,072	$15.88	—	—
February 1, 2019 to February 28, 2019	—	—	—	—
March 1, 2019 to March 31, 2019	—	—	—	—
Total	125,072	$15.88	—	—
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

10.1	Form of Performance-Based Vesting LTIP Unit Vesting Agreement under the Amended and Restated 2009 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: April 25, 2019	Date: April 25, 2019

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: April 25, 2019	Date: April 25, 2019