Form 10-Q
period 2019-06-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2019-07-25
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number 001-33749

RETAIL OPPORTUNITY INVESTMENTS CORP.
RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
(Exact name of registrant as specified in its charter)

Maryland	(Retail Opportunity Investments Corp.)	26-0500600	(Retail Opportunity Investments Corp.)
Delaware	(Retail Opportunity Investments Partnership, LP)	94-2969738	(Retail Opportunity Investments Partnership, LP)
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

11250 El Camino Real
San Diego,	California	92130
(Address of Principal Executive Offices)		(Zip Code)

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Retail Opportunity Investments Corp.	Yes	☐	No	☒
Retail Opportunity Investments Partnership, LP	Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Act:

Name of Registrant	Title of each class	Trading Symbol	Name of each exchange on which registered
Retail Opportunity Investments Corp.	Common Stock, par value $0.0001 per share	ROIC	NASDAQ
Retail Opportunity Investments Partnership, LP	None	None	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 114,307,789 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of July 19, 2019.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2019 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of June 30, 2019, ROIC owned an approximate 90.9% partnership interest and other limited partners owned the remaining 9.1% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Real Estate Investments:
Land	$887,080	$894,240
Building and improvements	2,257,777	2,266,232
	3,144,857	3,160,472
Less: accumulated depreciation	359,090	329,207
	2,785,767	2,831,265
Mortgage note receivable	13,250	—
Real Estate Investments, net	2,799,017	2,831,265
Cash and cash equivalents	7,488	6,076
Restricted cash	1,554	1,373
Tenant and other receivables, net	44,304	46,832
Acquired lease intangible assets, net	66,285	72,109
Prepaid expenses	1,479	4,194
Deferred charges, net	30,323	33,857
Other	18,519	7,365
Total assets	$2,968,969	$3,003,071

LIABILITIES AND EQUITY
Liabilities:
Term loan	$299,201	$299,076
Credit facility	149,120	153,689
Senior Notes	942,145	941,449
Mortgage notes payable	88,019	88,511
Acquired lease intangible liabilities, net	154,059	166,146
Accounts payable and accrued expenses	15,287	15,488
Tenants’ security deposits	7,118	7,065
Other liabilities	39,426	23,219
Total liabilities	1,694,375	1,694,643

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 114,307,789 and 113,992,837 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	11	11
Additional paid-in capital	1,443,165	1,441,080
Dividends in excess of earnings	(280,488)	(256,438)
Accumulated other comprehensive (loss) income	(4,327)	3,561
Total Retail Opportunity Investments Corp. stockholders’ equity	1,158,361	1,188,214
Non-controlling interests	116,233	120,214
Total equity	1,274,594	1,308,428
Total liabilities and equity	$2,968,969	$3,003,071
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental revenue	$71,821	$71,521	$147,188	$143,059
Other income	1,109	820	1,795	3,677
Total revenues	72,930	72,341	148,983	146,736

Operating expenses
Property operating	10,710	11,017	21,771	21,495
Property taxes	7,832	7,914	16,070	15,733
Depreciation and amortization	24,443	25,331	49,204	50,548
General and administrative expenses	4,950	3,990	9,226	7,521
Other expense	1,224	274	1,317	343
Total operating expenses	49,159	48,526	97,588	95,640

Gain on sale of real estate	180	—	2,818	—

Operating income	23,951	23,815	54,213	51,096

Non-operating expenses
Interest expense and other finance expenses	(15,605)	(15,713)	(31,284)	(31,170)
Net income	8,346	8,102	22,929	19,926
Net income attributable to non-controlling interests	(761)	(763)	(2,094)	(1,885)
Net Income Attributable to Retail Opportunity Investments Corp.	$7,585	$7,339	$20,835	$18,041

Earnings per share – basic and diluted	$0.07	$0.06	$0.18	$0.16

Dividends per common share	$0.1970	$0.1950	$0.3940	$0.3900

Comprehensive income:
Net income	$8,346	$8,102	$22,929	$19,926
Other comprehensive (loss) income:
Unrealized swap derivative (loss) gain arising during the period	(4,815)	1,397	(7,423)	4,787
Reclassification adjustment for amortization of interest expense included in net income	(263)	174	(465)	592
Other comprehensive (loss) income	(5,078)	1,571	(7,888)	5,379
Comprehensive income	3,268	9,673	15,041	25,305
Comprehensive income attributable to non-controlling interests	(761)	(763)	(2,094)	(1,885)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$2,507	$8,910	$12,947	$23,420

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive income (loss)	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2018	113,992,837	$11	$1,441,080	$(256,438)	$3,561	$120,214	$1,308,428
Shares issued under the Equity Incentive Plan	445,022	—	—	—	—	—	—
Shares withheld for employee taxes	(125,072)	—	(1,986)	—	—	—	(1,986)
Cancellation of restricted stock	(999)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,651	—	—	—	1,651
Cash redemption for non-controlling interests	—	—	—	—	—	(1,246)	(1,246)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	56	—	—	(56)	—
Registration expenditures	—	—	(47)	—	—		(47)
Cash dividends ($0.1970 per share)	—	—	—	(22,519)	—	(2,247)	(24,766)
Dividends payable to officers	—	—	—	142	—	—	142
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	13,250	—	—	13,250
Net income attributable to non-controlling interests	—	—	—	—	—	1,333	1,333
Other comprehensive loss	—	—	—	—	(2,810)	—	(2,810)
Balance at March 31, 2019	114,311,788	$11	$1,440,754	$(265,565)	$751	$117,998	$1,293,949
Cancellation of restricted stock	(3,999)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,852	—	—	387	2,239
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	592	—	—	(592)	—
Registration expenditures	—	—	(33)	—	—	—	(33)
Cash dividends ($0.1970 per share)	—	—	—	(22,517)	—	(2,247)	(24,764)
Dividends payable to officers	—	—	—	9	—	(74)	(65)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	7,585	—	—	7,585
Net income attributable to non-controlling interests	—	—	—	—	—	761	761
Other comprehensive loss	—	—	—	—	(5,078)	—	(5,078)
Balance at June 30, 2019	114,307,789	$11	$1,443,165	$(280,488)	$(4,327)	$116,233	$1,274,594

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity (continued)
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive income	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2017	112,347,451	$11	$1,412,590	$(210,490)	$1,856	$125,674	$1,329,641
Shares issued under the 2009 Equity Incentive Plan	373,861	—	—	—	—	—	—
Shares withheld for employee taxes	(70,168)	—	(1,400)	—	—	—	(1,400)
Cancellation of restricted stock	(4,999)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,428	—	—	—	1,428
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(191)	—	—	191	—
Proceeds from the issuance of common stock	75,314	—	1,508	—	—	—	1,508
Registration expenditures	—	—	(48)	—	—	—	(48)
Cash dividends ($0.1950 per share)	—	—	—	(21,981)	—	(2,277)	(24,258)
Dividends payable to officers	—	—	—	(72)	—	—	(72)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	10,702	—	—	10,702
Net income attributable to non-controlling interests	—	—	—	—	—	1,122	1,122
Other comprehensive income	—	—	—	—	3,808	—	3,808
Balance at March 31, 2018	112,721,459	$11	$1,413,887	$(221,841)	$5,664	$124,710	$1,322,431
Cancellation of restricted stock	(2,000)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,991	—	—	—	1,991
Cash redemption for non-controlling interests	—	—	—	—	—	(560)	(560)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(522)	—	—	522	—
Registration expenditures	—	—	(70)	—	—	—	(70)
Cash dividends ($0.1950 per share)	—	—	—	(21,980)	—	(2,276)	(24,256)
Dividends payable to officers	—	—	—	(88)	—	—	(88)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	7,339	—	—	7,339
Net income attributable to non-controlling interests	—	—	—	—	—	763	763
Other comprehensive income	—	—	—	—	1,571	—	1,571
Balance at June 30, 2018	112,719,459	$11	$1,415,286	$(236,570)	$7,235	$123,159	$1,309,121

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,929	$19,926
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49,204	50,548
Amortization of deferred financing costs and mortgage premiums, net	1,033	926
Straight-line rent adjustment	(1,726)	(2,881)
Amortization of above and below market rent	(9,938)	(7,218)
Amortization relating to stock based compensation	3,890	3,419
Provisions for tenant credit losses	1,274	789
Other noncash interest expense	377	1,070
Gain on sale of real estate	(2,818)	—
Change in operating assets and liabilities:
Tenant and other receivables	2,060	3,254
Prepaid expenses	2,673	1,252
Accounts payable and accrued expenses	(1,037)	(2,925)
Other assets and liabilities, net	(5,540)	(1,248)
Net cash provided by operating activities	62,381	66,912
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	—	(39,176)
Proceeds from sale of real estate	16,305	—
Improvements to properties	(18,863)	(21,662)
Deposits on real estate acquisitions, net	—	500
Net cash used in investing activities	(2,558)	(60,338)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(273)	(10,493)
Proceeds from draws on credit facility	43,000	110,000
Payments on credit facility	(48,000)	(61,500)
Redemption of OP Units	(1,246)	(560)
Distributions to OP Unitholders	(4,494)	(4,553)
Proceeds from the sale of common stock	—	1,508
Registration expenditures	(65)	(118)
Dividends paid to common shareholders	(45,166)	(44,045)
Shares withheld for employee taxes	(1,986)	(1,400)
Net cash used in financing activities	(58,230)	(11,161)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,593	(4,587)
Cash, cash equivalents and restricted cash at beginning of period	7,449	16,965
Cash, cash equivalents and restricted cash at end of period	$9,042	$12,378

Other non-cash investing and financing activities increase (decrease):
Intangible lease liabilities	$—	$925
Interest rate swap asset	$(4,931)	$4,309
Interest rate swap liabilities	$3,335	$—
Accrued real estate improvement costs	$2,888	$2,493
Disposition of real estate through issuance of mortgage note	$13,250	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$7,488	$10,958
Restricted cash	1,554	1,420
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$9,042	$12,378

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	June 30, 2019 (unaudited)	December 31, 2018
ASSETS
Real Estate Investments:
Land	$887,080	$894,240
Building and improvements	2,257,777	2,266,232
	3,144,857	3,160,472
Less: accumulated depreciation	359,090	329,207
	2,785,767	2,831,265
Mortgage note receivable	13,250	—
Real Estate Investments, net	2,799,017	2,831,265
Cash and cash equivalents	7,488	6,076
Restricted cash	1,554	1,373
Tenant and other receivables, net	44,304	46,832
Acquired lease intangible assets, net	66,285	72,109
Prepaid expenses	1,479	4,194
Deferred charges, net	30,323	33,857
Other	18,519	7,365
Total assets	$2,968,969	$3,003,071

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$299,201	$299,076
Credit facility	149,120	153,689
Senior Notes	942,145	941,449
Mortgage notes payable	88,019	88,511
Acquired lease intangible liabilities, net	154,059	166,146
Accounts payable and accrued expenses	15,287	15,488
Tenants’ security deposits	7,118	7,065
Other liabilities	39,426	23,219
Total liabilities	1,694,375	1,694,643

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,162,688	1,184,653
Limited partners’ capital	116,233	120,214
Accumulated other comprehensive (loss) income	(4,327)	3,561
Total capital	1,274,594	1,308,428
Total liabilities and capital	$2,968,969	$3,003,071

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental revenue	$71,821	$71,521	$147,188	$143,059
Other income	1,109	820	1,795	3,677
Total revenues	72,930	72,341	148,983	146,736

Operating expenses
Property operating	10,710	11,017	21,771	21,495
Property taxes	7,832	7,914	16,070	15,733
Depreciation and amortization	24,443	25,331	49,204	50,548
General and administrative expenses	4,950	3,990	9,226	7,521
Other expense	1,224	274	1,317	343
Total operating expenses	49,159	48,526	97,588	95,640

Gain on sale of real estate	180	—	2,818	—

Operating income	23,951	23,815	54,213	51,096

Non-operating expenses
Interest expense and other finance expenses	(15,605)	(15,713)	(31,284)	(31,170)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$8,346	$8,102	$22,929	$19,926

Earnings per unit - basic and diluted	$0.07	$0.06	$0.18	$0.16

Distributions per unit	$0.1970	$0.1950	$0.3940	$0.3900

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$8,346	$8,102	$22,929	$19,926
Other comprehensive (loss) income:
Unrealized swap derivative (loss) gain arising during the period	(4,815)	1,397	(7,423)	4,787
Reclassification adjustment for amortization of interest expense included in net income	(263)	174	(465)	592
Other comprehensive (loss) income	(5,078)	1,571	(7,888)	5,379
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$3,268	$9,673	$15,041	$25,305

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive income (loss)
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2018	11,477,041	$120,214	113,992,837	$1,184,653	$3,561	$1,308,428
OP units issued under the Equity Incentive Plan	—	—	445,022	—	—	—
OP Units withheld for employee taxes	—	—	(125,072)	(1,986)	—	(1,986)
Cancellation of OP Units	—	—	(999)	—	—	—
Stock based compensation expense	—	—	—	1,651	—	1,651
Cash redemption of OP Units	(70,000)	(1,246)	—	—	—	(1,246)
Adjustment to non-controlling interests ownership in Operating Partnership	—	(56)	—	56	—	—
Registration expenditures	—		—	(47)	—	(47)
Cash distributions ($0.1970 per unit)	—	(2,247)	—	(22,519)	—	(24,766)
Distributions payable to officers	—	—	—	142	—	142
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,333	—	13,250	—	14,583
Other comprehensive loss	—	—	—	—	(2,810)	(2,810)
Balance at March 31, 2019	11,407,041	$117,998	114,311,788	$1,175,200	$751	$1,293,949
Cancellation of OP Units	—	—	(3,999)	—	—	—
Stock based compensation expense	—	387	—	1,852	—	2,239
Adjustment to non-controlling interests ownership in Operating Partnership	—	(592)	—	592	—	—
Registration expenditures	—	—	—	(33)	—	(33)
Cash distributions ($0.1970 per unit)	—	(2,247)	—	(22,517)	—	(24,764)
Distributions payable to officers	—	(74)	—	9	—	(65)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	761	—	7,585	—	8,346
Other comprehensive loss	—	—	—	—	(5,078)	(5,078)
Balance at June 30, 2019	11,407,041	$116,233	114,307,789	$1,162,688	$(4,327)	$1,274,594

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital (continued)
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive income
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2017	11,678,991	$125,674	112,347,451	$1,202,111	$1,856	$1,329,641
OP units issued under the 2009 Equity Incentive Plan	—	—	373,861	—	—	—
OP Units withheld for employee taxes	—	—	(70,168)	(1,400)	—	(1,400)
Cancellation of OP Units	—	—	(4,999)	—	—	—
Stock based compensation expense	—	—	—	1,428	—	1,428
Adjustment to non-controlling interests ownership in Operating Partnership	—	191	—	(191)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	75,314	1,508	—	1,508
Registration expenditures	—	—	—	(48)	—	(48)
Cash distributions ($0.1950 per unit)	—	(2,277)	—	(21,981)	—	(24,258)
Distributions payable to officers	—	—	—	(72)	—	(72)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,122	—	10,702	—	11,824
Other comprehensive income	—	—	—	—	3,808	3,808
Balance at March 31, 2018	11,678,991	$124,710	112,721,459	$1,192,057	$5,664	$1,322,431
Cancellation of OP Units	—	—	(2,000)	—	—	—
Stock based compensation expense	—	—	—	1,991	—	1,991
Cash redemption of OP Units	(30,889)	(560)	—	—	—	(560)
Adjustment to non-controlling interests ownership in Operating Partnership	—	522	—	(522)	—	—
Registration expenditures	—	—	—	(70)	—	(70)
Cash distributions ($0.1950 per unit)	—	(2,276)	—	(21,980)	—	(24,256)
Distributions payable to officers	—	—	—	(88)	—	(88)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	763	—	7,339	—	8,102
Other comprehensive income	—	—	—	—	1,571	1,571
Balance at June 30, 2018	11,648,102	$123,159	112,719,459	$1,178,727	$7,235	$1,309,121

_________________________________

(1)	Consists of limited partnership interests held by third parties.

(2)	Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,929	$19,926
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	49,204	50,548
Amortization of deferred financing costs and mortgage premiums, net	1,033	926
Straight-line rent adjustment	(1,726)	(2,881)
Amortization of above and below market rent	(9,938)	(7,218)
Amortization relating to stock based compensation	3,890	3,419
Provisions for tenant credit losses	1,274	789
Other noncash interest expense	377	1,070
Gain on sale of real estate	(2,818)	—
Change in operating assets and liabilities:
Tenant and other receivables	2,060	3,254
Prepaid expenses	2,673	1,252
Accounts payable and accrued expenses	(1,037)	(2,925)
Other assets and liabilities, net	(5,540)	(1,248)
Net cash provided by operating activities	62,381	66,912
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	—	(39,176)
Proceeds from sale of real estate	16,305	—
Improvements to properties	(18,863)	(21,662)
Deposits on real estate acquisitions, net	—	500
Net cash used in investing activities	(2,558)	(60,338)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(273)	(10,493)
Proceeds from draws on credit facility	43,000	110,000
Payments on credit facility	(48,000)	(61,500)
Redemption of OP Units	(1,246)	(560)
Proceeds from the issuance of OP Units in connection with issuance of common stock	—	1,508
Registration expenditures	(65)	(118)
Distributions to OP Unitholders	(49,660)	(48,598)
OP Units withheld for employee taxes	(1,986)	(1,400)
Net cash used in financing activities	(58,230)	(11,161)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,593	(4,587)
Cash, cash equivalents and restricted cash at beginning of period	7,449	16,965
Cash, cash equivalents and restricted cash at end of period	$9,042	$12,378

Other non-cash investing and financing activities increase (decrease):
Intangible lease liabilities	$—	$925
Interest rate swap asset	$(4,931)	$4,309
Interest rate swap liabilities	$3,335	$—
Accrued real estate improvement costs	$2,888	$2,493
Disposition of real estate through issuance of mortgage note	$13,250	$—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents	$7,488	$10,958
Restricted cash	1,554	1,420
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$9,042	$12,378

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

Based on its election of the package of practical expedients, the Company was not required to reassess whether any expired or existing contracts are or contain leases, reassess the lease classification for any expired or existing leases, or reassess initial direct costs for any existing leases. Accordingly, the Company’s ground lease agreements for which the Company is the lessee will continue to be accounted for as operating leases under the new standard. Further, the Company elected the practical expedient to account for both its lease and non-lease components as a combined single lease component and elected the optional transition method permitting January 1, 2019 to be its initial application date. Additionally, leasing payroll-related costs that are incurred regardless of whether leases are obtained are no longer capitalized as initial direct costs and instead are expensed as incurred. These costs amounted to approximately $277,000 and $611,000 during the three and six months ended June 30, 2018, respectively. Further, bad debt, which has previously been recorded in Property operating, has now been classified as a contra-revenue account in Rental revenue in the Company’s consolidated statements of operations and comprehensive income.

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of June 30, 2019, the statute of limitations for the tax years 2015 through and including 2017 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the six months ended June 30, 2019 and 2018, capitalized costs related to the improvement or replacement of real estate properties were approximately $21.1 million and $20.6 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three and six months ended June 30, 2019 or 2018.

Sales of real estate are recognized only when it is determined that the Company will collect substantially all of the consideration to which it is entitled, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement. The application of these criteria can be complex and requires the Company to make assumptions. Management has determined that all of these criteria were met for all real estate sold during the periods presented.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at June 30, 2019 or December 31, 2018.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The provision for doubtful accounts at June 30, 2019 and December 31, 2018 was approximately $7.8 million and $6.9 million, respectively.

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

For the three and six months ended June 30, 2019 and 2018, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards outstanding under the Equity Incentive Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$8,346	$8,102	$22,929	$19,926
Less income attributable to non-controlling interests	(761)	(763)	(2,094)	(1,885)
Less earnings allocated to unvested shares	(113)	(100)	(227)	(201)
Net income available for common stockholders, basic	$7,472	$7,239	$20,608	$17,840
Numerator:
Net income	$8,346	$8,102	$22,929	$19,926
Less earnings allocated to unvested shares	(113)	(100)	(227)	(201)
Net income available for common stockholders, diluted	$8,233	$8,002	$22,702	$19,725
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	113,680,670	112,165,453	113,680,670	112,164,205
OP units	11,407,041	11,672,244	11,426,378	11,675,599
Performance-based restricted stock awards and LTIP Units	273,996	257,821	255,574	227,811
Stock options	96,525	109,471	95,491	110,323
Denominator for diluted EPS – weighted average common equivalent shares	125,458,232	124,204,989	125,458,113	124,177,938

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$8,346	$8,102	$22,929	$19,926
Less earnings allocated to unvested shares	(113)	(100)	(227)	(201)
Net income available to unitholders, basic and diluted	$8,233	$8,002	$22,702	$19,725
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	125,087,711	123,837,697	125,107,048	123,839,804
Performance-based restricted stock awards and LTIP Units	273,996	257,821	255,574	227,811
Stock options	96,525	109,471	95,491	110,323
Denominator for diluted earnings per unit – weighted average common equivalent units	125,458,232	124,204,989	125,458,113	124,177,938

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

2. Real Estate Investments

The following real estate investment transactions have occurred during the six months ended June 30, 2019.

Property Dispositions

On February 15, 2019, the Company sold Vancouver Market Center, a non-core shopping center located in Vancouver, Washington. The sales price of $17.0 million, less costs to sell, resulted in net proceeds of approximately $16.0 million. The Company recorded a gain on sale of real estate of approximately $2.6 million during the six months ended June 30, 2019 related to this property disposition.

On May 1, 2019, the Company sold Norwood Shopping Center, a non-core shopping center located in Sacramento, California for a sales price of $13.5 million. In connection with the sale of this property, the Company entered into a $13.3 million mortgage note with the buyer. The mortgage note is a four year interest only note whereby the interest rate increases 1% annually from 3% to 6%. The Company recorded a gain on sale of real estate of approximately $180,000 during the three and six months ended June 30, 2019 related to this property disposition.

3. Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of June 30, 2019 are summarized as follows (in thousands):

Minimum Rents
Remaining 2019	$101,075
2020	191,841
2021	171,702
2022	146,176
2023	117,442
Thereafter	460,488
Total minimum lease payments	$1,188,724

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at June 30, 2019 and December 31, 2018, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	June 30, 2019	December 31, 2018
Casitas Plaza Shopping Center	June 2022	5.320%	$7,081	$7,158
Riverstone Marketplace	July 2022	4.960%	17,854	18,050
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	35,500	35,500
			$86,435	$86,708
Mortgage premiums			1,834	2,074
Net unamortized deferred financing costs			(250)	(271)
Total mortgage notes payable			$88,019	$88,511

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	June 30, 2019	December 31, 2018
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(799)	(924)
Term loan	$299,201	$299,076

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	June 30, 2019	December 31, 2018
Credit facility	$151,000	$156,000
Net unamortized deferred financing costs	(1,880)	(2,311)
Credit facility	$149,120	$153,689

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

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at June 30, 2019.

As of June 30, 2019, $300.0 million and $151.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during both the three and six months ended June 30, 2019 was 3.6%. As discussed in Note 9 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.1%. The weighted average interest rate on the credit facility during both the three and six months ended June 30, 2019 was 3.5%. The Company had no available borrowings under the term loan at June 30, 2019. The Company had $449.0 million available to borrow under the credit facility at June 30, 2019.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	June 30, 2019	December 31, 2018
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(1,061)	(1,123)
Senior Notes Due 2027	$248,939	$248,877

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	June 30, 2019	December 31, 2018
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(205)	(219)
Senior Notes Due 2026	$199,795	$199,781

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	June 30, 2019	December 31, 2018
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,084)	(2,252)
Net unamortized deferred financing costs	(1,204)	(1,314)
Senior Notes Due 2024	$246,712	$246,434

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	June 30, 2019	December 31, 2018
Principal amount	$250,000	$250,000
Unamortized debt discount	(2,129)	(2,339)
Net unamortized deferred financing costs	(1,172)	(1,304)
Senior Notes Due 2023	$246,699	$246,357

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

5. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2019 and December 31, 2018, there were no shares of preferred stock outstanding.

6. Common Stock of ROIC

ATM

On May 1, 2018, the Company entered into five separate Sales Agreements (the “Sales Agreements”) with each of Capital One Securities, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., and Robert W. Baird & Co. Incorporated (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $250.0 million through the Agents either as agents or principals. During the six months ended June 30, 2019, ROIC did not sell any shares under the Sales Agreements. Since the Sales Agreements were entered into through June 30, 2019, ROIC has sold a total of 1,251,376 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $24.2 million and commissions of approximately $242,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the six months ended June 30, 2019, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the six months ended June 30, 2019, ROIC awarded 354,161 shares of time-based restricted common stock under the Equity Incentive Plan.

A summary of the status of ROIC’s non-vested restricted stock awards as of June 30, 2019, and changes during the six months ended June 30, 2019 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	1,002,835	$16.88
Granted	354,161	$17.20
Vested	(364,913)	$19.06
Forfeited	(35,287)	$12.67
Non-vested at June 30, 2019	956,796	$16.55

LTIP Units

During the six months ended June 30, 2019, ROIC awarded 187,279 LTIP Units under the Equity Incentive Plan. The LTIP Units vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2022. The LTIP Units were issued at a weighted average grant date fair value of $16.27.

For the three months ended June 30, 2019 and 2018, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $2.2 million and $2.0 million, respectively. For the six months ended June 30, 2019 and 2018, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $3.9 million and $3.4 million, respectively.

8. Capital of the Operating Partnership

As of June 30, 2019, the Operating Partnership had 125,714,830 OP Units outstanding. ROIC owned an approximate 90.9% partnership interest in the Operating Partnership at June 30, 2019, or 114,307,789 OP Units. The remaining 11,407,041 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of June 30, 2019, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the six months ended June 30, 2019, ROIC received a notice of redemption for a total of 70,000 OP Units. ROIC elected to redeem the OP Units in cash, and accordingly, a total of approximately $1.2 million was paid during the six months ended June 30, 2019 to the holder of the respective OP Units. In accordance with the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, the redemption value was calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding the date of receipt of the notice of redemption.

The redemption value of outstanding OP Units owned by the limited partners as of June 30, 2019, not including ROIC, had such units been redeemed at June 30, 2019, was approximately $196.5 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding June 30, 2019, which amounted to $17.23 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at June 30, 2019 was approximately $244.6 million and $193.3 million, respectively, calculated using significant inputs which are not observable in the market. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at June 30, 2019 was approximately $254.2 million and $265.9 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $87.1 million with a weighted average interest rate of 4.0% as of June 30, 2019. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of June 30, 2019 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of June 30, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2019:
Liabilities
Derivative financial instruments	$—	$(3,914)	$—	$(3,914)

December 31, 2018:
Assets
Derivative financial instruments	$—	$4,931	$—	$4,931
Liabilities
Derivative financial instruments	$—	$(580)	$—	$(580)

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $816,000 will be reclassified as a non-cash increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2019 and December 31, 2018, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	June 30, 2019 Fair Value	December 31, 2018 Fair Value
Interest rate products	Other assets	$—	$4,931
Interest rate products	Other liabilities	$(3,914)	$(580)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2019 and 2018, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amount of (loss) gain recognized in OCI on derivatives	$(4,815)	$1,397	$(7,423)	$4,787
Amount of loss (gain) reclassified from AOCI into interest	$263	$(174)	$465	$(592)

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. In accordance with ASU 2016-02, the Company recorded a right-of-use asset and related lease liability for these ground leases as of January 1, 2019. As of June 30, 2019, the Company’s weighted average remaining lease term is approximately 37.9 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $394,000 and $393,000 for the three months ended June 30, 2019 and 2018, respectively and approximately $806,000 and $771,000 for the six months ended June 30, 2019 and 2018, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability as of June 30, 2019 (in thousands):

Operating Leases
Remaining 2019	$641
2020	1,287
2021	1,282
2022	1,304
2023	1,330
Thereafter	33,939
Total undiscounted future minimum lease payments	39,783
Future minimum lease payments, discount	(21,932)
Lease liability	$17,851

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

Legal Settlement

During the three months ended June 30, 2019, the Company reached an agreement through mediation for an ongoing lawsuit to settle for approximately $1.4 million and accordingly, recorded a $950,000 charge to Other expense in the consolidated statements of operations during the three and six months ended June 30, 2019.

11. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended June 30, 2019 and 2018, the Company incurred approximately $21,000 and $19,000, respectively, of expenses relating to the agreements. For the six months ended June 30, 2019 and 2018, the Company incurred approximately $42,000 and $34,000, respectively, of expenses relating to the agreements. These expenses were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

12. Subsequent Events

On July 24, 2019, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.1970 per share and per OP Unit, payable on September 26, 2019 to holders of record on September 12, 2019.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of June 30, 2019, ROIC owned an approximate 90.9% partnership interest and other limited partners owned the remaining approximate 9.1% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of June 30, 2019, the Company’s portfolio consisted of 90 properties (89 retail and one office) totaling approximately 10.2 million square feet of gross leasable area (“GLA”). As of June 30, 2019, the Company’s retail portfolio was approximately 97.9% leased. During the six months ended June 30, 2019, the Company leased or renewed a total of 631,000 square feet in its portfolio. The Company has committed approximately $10.0 million, or $62.35 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the six months ended June 30, 2019. The Company has committed approximately $484,000, or $3.01 per square foot, in leasing commissions, for the new leases that occurred during the six months ended June 30, 2019. The Company has committed approximately $1.1 million, or $2.24 per square foot, in tenant improvements, including building improvements, for the renewed leases that occurred during the six months ended June 30, 2019. Leasing commission commitments for renewed leases were not material for the six months ended June 30, 2019.

Subsequent Events

On July 24, 2019, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.1970 per share and per OP Unit, payable on September 26, 2019 to holders of record on September 12, 2019.

Results of Operations

At June 30, 2019, the Company had 90 properties (89 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of June 30, 2019. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended June 30, 2019 and 2018 (in thousands).

		Three Months Ended June 30,
		2019	2018
Operating income per GAAP		$23,951	$23,815
Plus:	Depreciation and amortization	24,443	25,331
	General and administrative expenses	4,950	3,990
	Other expense	1,224	274
Less:	Gain on sale of real estate	(180)	—
Property operating income		$54,388	$53,410

The following comparison for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 90 properties as of June 30, 2019, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters and one shopping center that is currently under contract to be sold and is slated for new multi-family development and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended June 30, 2019 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended June 30, 2019 and 2018 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended June 30, 2019
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$29,260	$(5,309)	$23,951
Plus:	Depreciation and amortization	23,927	516	24,443
	General and administrative expenses (1)	—	4,950	4,950
	Other expenses (1)	—	1,224	1,224
Less:	Gain on sale of real estate	—	(180)	(180)
Property operating income		$53,187	$1,201	$54,388
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended June 30, 2018 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended June 30, 2019 and 2018 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended June 30, 2018
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$27,426	$(3,611)	$23,815
Plus:	Depreciation and amortization	24,200	1,131	25,331
	General and administrative expenses (1)	—	3,990	3,990
	Other expenses (1)	—	274	274
Property operating income		$51,626	$1,784	$53,410
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the three months ended June 30, 2019, the Company generated property operating income of approximately $54.4 million compared to property operating income of $53.4 million generated during the three months ended June 30, 2018, an increase of approximately $1.0 million.  The property operating income for the 87 same-center properties increased approximately $1.6 million primarily due to increased rental revenue. The non same-center properties decreased property operating income in the three months ended June 30, 2019 by approximately $583,000 compared to the three months ended June 30, 2018.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended June 30, 2019 of approximately $24.4 million compared to $25.3 million incurred during the three months ended June 30, 2018.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $5.0 million during the three months ended June 30, 2019 compared to $4.0 million during the three months ended June 30, 2018. General and administrative expenses increased approximately $1.0 million primarily as a result of the adoption of ASU No. 2016-2 as leasing payroll-related costs that were incurred regardless of whether leases are obtained are no longer capitalized as initial direct costs and are expensed as incurred, an overall increase in compensation-related expenses and an increase in legal fees related to a legal settlement that occurred during the three months ended June 30, 2019.

Other expense

The Company incurred other expenses of approximately $1.2 million during the three months ended June 30, 2019 compared to $274,000 during the three months ended June 30, 2018. During the three months ended June 30, 2019, the Company reached an agreement through mediation for an ongoing lawsuit to settle for approximately $1.4 million and accordingly, recorded a $950,000 charge to Other expense in the consolidated statements of operations during the three months ended June 30, 2019. There were no such charges in the three months ended June 30, 2018.

Gain on sale of real estate

On May 1, 2019, the Company sold Norwood Shopping Center, a non-core shopping center located in Sacramento, California for a sales price of $13.5 million. The Company recorded a gain on sale of real estate of approximately $180,000 during the three months ended June 30, 2019 related to this property disposition. There were no property sales in the three months ended June 30, 2018.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended June 30, 2019 of approximately $15.6 million compared to approximately $15.7 million during the three months ended June 30, 2018.

Results of Operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the six months ended June 30, 2019 and 2018 (in thousands).

		Six Months Ended June 30,
		2019	2018
Operating income per GAAP		$54,213	$51,096
Plus:	Depreciation and amortization	49,204	50,548
	General and administrative expenses	9,226	7,521
	Other expense	1,317	343
Less:	Gain on sale of real estate	(2,818)	—
Property operating income		$111,142	$109,508

The following comparison for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, makes reference to the effect of the same-center properties. Same-center properties, which totaled 86 of the Company’s 90 properties as of June 30, 2019, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters and one shopping center that is currently under contract to be sold and is slated for new multi-family development and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the six months ended June 30, 2019 related to the 86 same-center properties owned by the Company during the entirety of both the six months ended June 30, 2019 and 2018 and consolidated into the Company’s financial statements during such periods (in thousands).

		Six Months Ended June 30, 2019
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$60,712	$(6,499)	$54,213
Plus:	Depreciation and amortization	47,735	1,469	49,204
	General and administrative expenses (1)	—	9,226	9,226
	Other expenses (1)	—	1,317	1,317
Less:	Gain on sale of real estate	—	(2,818)	(2,818)
Property operating income		$108,447	$2,695	$111,142
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the six months ended June 30, 2018 related to the 86 same-center properties owned by the Company during the entirety of both the six months ended June 30, 2019 and 2018 and consolidated into the Company’s financial statements during such periods (in thousands).

		Six Months Ended June 30, 2018
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$54,932	$(3,836)	$51,096
Plus:	Depreciation and amortization	48,625	1,923	50,548
	General and administrative expenses (1)	—	7,521	7,521
	Other expenses (1)	—	343	343
Property operating income		$103,557	$5,951	$109,508
______________________

(1)
For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the six months ended June 30, 2019, the Company generated property operating income of approximately $111.1 million compared to property operating income of $109.5 million generated during the six months ended June 30, 2018, an increase of approximately $1.6 million.  The property operating income for the 86 same-center properties increased approximately $4.9 million primarily due to a $3.1 million increase due to the accelerated recognition of a below-market lease intangible liability resulting from a lease termination in the six months ended June 30, 2019 and an increase in rental revenues, offset by a decrease in straight-line rent. The non same-center properties decreased property operating income in the six months ended June 30, 2019 by approximately $3.3 million compared to the six months ended June 30, 2018 primarily due to $2.2 million in lease settlement income received during the six months ended June 30, 2018 for which there was none received during the six months ended June 30, 2019 and property sales that occurred during the six months ended June 30, 2019.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the six months ended June 30, 2019 of approximately $49.2 million compared to $50.5 million incurred during the six months ended June 30, 2018.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $9.2 million during the six months ended June 30, 2019 compared to $7.5 million during the six months ended June 30, 2018. General and administrative expenses increased approximately $1.7 million primarily as a result of the adoption of ASU No. 2016-2 as leasing payroll-related costs that were incurred regardless of whether leases are obtained are no longer capitalized as initial direct costs and are expensed as incurred, an overall increase in compensation-related expenses and an increase in legal fees related to a legal settlement that occurred during the six months ended June 30, 2019.

Other expense

The Company incurred other expenses of approximately $1.3 million during the six months ended June 30, 2019 compared to $343,000 during the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company reached an agreement through mediation for an ongoing lawsuit to settle for approximately $1.4 million and accordingly, recorded a $950,000 charge to Other expense in the consolidated statements of operations during the six months ended June 30, 2019.

Gain on sale of real estate

On February 15, 2019, the Company sold Vancouver Market Center, a non-core shopping center located in Vancouver, Washington. The sales price of $17.0 million, less costs to sell, resulted in net proceeds of approximately $16.0 million. The Company recorded a gain on sale of real estate of approximately $2.6 million during the six months ended June 30, 2019 related to this property disposition. Additionally, on May 1, 2019, the Company sold Norwood Shopping Center, a non-core shopping center located in Sacramento, California for a sales price of $13.5 million. The Company recorded a gain on sale of real estate of approximately $180,000 during the six months ended June 30, 2019 related to this property disposition. There were no property sales in the six months ended June 30, 2018.

Interest expense and other finance expenses

The Company incurred interest expense during the six months ended June 30, 2019 of approximately $31.3 million compared to approximately $31.2 million during the six months ended June 30, 2018.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and six months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to ROIC	$7,585	$7,339	$20,835	$18,041
Plus: Depreciation and amortization	24,443	25,331	49,204	50,548
Less: Gain on sale of real estate	(180)	—	(2,818)	—
Funds from operations – basic	31,848	32,670	67,221	68,589
Net income attributable to non-controlling interests	761	763	2,094	1,885
Funds from operations – diluted	$32,609	$33,433	$69,315	$70,474

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three and six months ended June 30, 2019 and 2018. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 and 86 of the Company’s 90 properties for the three and six months ended June 30, 2019, respectively, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters and one shopping center that is currently under contract to be sold and is slated for new multi-family development and is no longer being managed as a retail asset (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GAAP operating income	$23,951	$23,815	$54,213	$51,096
Depreciation and amortization	24,443	25,331	49,204	50,548
General and administrative expenses	4,950	3,990	9,226	7,521
Other expense	1,224	274	1,317	343
Gain on sale of real estate	(180)	—	(2,818)	—
Straight-line rent	(546)	(1,410)	(1,726)	(2,881)
Amortization of above- and below-market rent	(3,460)	(3,143)	(9,938)	(7,218)
Property revenues and other expenses (1)	43	113	237	135
Total Company cash NOI	50,425	48,970	99,715	99,544
Non same-center cash NOI	(1,134)	(1,849)	(2,507)	(5,908)
Same-center cash NOI	$49,291	$47,121	$97,208	$93,636
______________________

(1)	Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the three months ended June 30, 2019, the Company generated same-center cash NOI of approximately $49.3 million compared to approximately $47.1 million generated during the three months ended June 30, 2018, representing a 4.6% increase. During the six months ended June 30, 2019, the Company generated same-center cash NOI of approximately $97.2 million compared to approximately $93.6 million generated during the six months ended June 30, 2018, representing a 3.8% increase. These increases are primarily due to an increase in base rents driven by an increase in occupancy.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at June 30, 2019.

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

The Company is a well-known seasoned issuer with an effective shelf registration statement filed in May 2019 that allows the Company to register unspecified various classes of debt and equity securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be contributed to the Operating Partnership. The Operating Partnership may use the proceeds to acquire additional properties, pay down debt, and for general working capital purposes.

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

During the six months ended June 30, 2019, the Company’s primary source of cash was distributions from the Operating Partnership. As of June 30, 2019, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On May 1, 2018, the Company entered into five separate Sales Agreements (the “Sales Agreements”) with each of Capital One Securities, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc., and Robert W. Baird & Co. Incorporated (each individually, an “Agent” and collectively, the “Agents”) pursuant to which ROIC may sell, from time to time, shares of ROIC’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $250.0 million through the Agents either as agents or principals. During the six months ended June 30, 2019, ROIC did not sell any shares under the Sales Agreements. Since the Sales Agreements were entered into through June 30, 2019, ROIC has sold a total of 1,251,376 shares of common stock under the Sales Agreements, which resulted in gross proceeds of approximately $24.2 million and commissions of approximately $242,000 paid to the Agents.

For the six months ended June 30, 2019, dividends paid to stockholders totaled approximately $45.2 million.  Additionally, for the six months ended June 30, 2019, the Operating Partnership made distributions of approximately $4.5 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $62.4 million.  For the six months ended June 30, 2018, dividends paid to stockholders totaled approximately $44.0 million.  Additionally, for the six months ended June 30, 2018, the Operating Partnership made distributions of approximately $4.6 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $66.9 million.

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

During the six months ended June 30, 2019, the Operating Partnership’s primary source of cash was cash flow from operations. As of June 30, 2019, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at June 30, 2019.

As of June 30, 2019, $300.0 million and $151.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during both the three and six months ended June 30, 2019 was 3.6%. The weighted average interest rate on the credit facility during both the three and six months ended June 30, 2019 was 3.5%. The Company had no available borrowings under the term loan at June 30, 2019. The Company had $449.0 million available to borrow under the credit facility at June 30, 2019.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net Cash Provided by (Used in):
Operating Activities	$62,381	$66,912
Investing Activities	$(2,558)	$(60,338)
Financing Activities	$(58,230)	$(11,161)

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $62.4 million in the six months ended June 30, 2019, compared to $66.9 million in the comparable period in 2018. This decrease of approximately $4.5 million for the six months ended June 30, 2019 is primarily due to the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to $2.6 million in the six months ended June 30, 2019, compared to $60.3 million in the comparable period in 2018. This decrease of approximately $57.8 million for the six months ended June 30, 2019 is primarily due to a decrease in investments in real estate of approximately $39.2 million and an increase in proceeds from the sale of real estate of approximately $16.3 million.

Financing Activities

Net cash flows used in financing activities amounted to $58.2 million for the six months ended June 30, 2019, compared to $11.2 million in the comparable period in 2018. This increase of approximately $47.1 million for the six months ended June 30, 2019 is primarily due to the net decrease in proceeds on the credit facility of $53.5 million, offset by the decrease in repayments on mortgages of approximately $10.2 million.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at June 30, 2019 (in thousands):

	Remaining 2019	2020	2021	2022	2023	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$278	$577	$717	$24,132	$686	$60,045	$86,435
Mortgage Notes Payable Interest	1,900	3,774	3,737	3,170	2,482	2,618	17,681
Term loan (2)	—	—	—	300,000	—	—	300,000
Credit facility (3)	—	—	151,000	—	—	—	151,000
Senior Notes Due 2027 (4)	5,238	10,475	10,475	10,475	10,475	291,900	339,038
Senior Notes Due 2026 (4)	3,950	7,900	7,900	7,900	7,900	223,700	259,250
Senior Notes Due 2024 (4)	5,000	10,000	10,000	10,000	10,000	260,000	305,000
Senior Notes Due 2023 (5)	6,250	12,500	12,500	12,500	262,500	—	306,250
Operating lease obligations	641	1,287	1,282	1,304	1,330	33,939	39,783
Total	$23,257	$46,513	$197,611	$369,481	$295,373	$872,202	$1,804,437
_________________________________

(1)	Does not include unamortized mortgage premium of $1.8 million as of June 30, 2019.

(2)	For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of June 30, 2019 which was 3.5%.

(3)	For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the interest rate on the credit facility as of June 30, 2019 which was 3.4%.

(4)	Represents payments of interest only in years 2019 through 2023 and payments of both principal and interest thereafter.

(5)	Represents payments of interest only in years 2019 through 2022 and payments of both principal and interest thereafter.

For the new leases and renewals that occurred during the six months ended June 30, 2019, the Company has committed approximately $11.1 million and $537,000 in tenant improvements (including building improvements) and leasing commissions, respectively. As of June 30, 2019, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company does not have any off-balance sheet arrangements.

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

As of June 30, 2019, the Company had $451.0 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 9 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into four interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of June 30, 2019, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	June 30, 2019 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(3,481)	$(1,943)	$(436)	$1,046	$2,500
$100,000	$(3,481)	$(1,943)	$(436)	$1,046	$2,500
$50,000	$(3,078)	$(2,299)	$(1,534)	$(782)	$(45)
$50,000	$(3,083)	$(2,304)	$(1,539)	$(788)	$(51)

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

During the six months ended June 30, 2019, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the six months ended June 30, 2019, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no significant changes to our risk factors during the six months ended June 30, 2019.

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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: July 25, 2019	Date: July 25, 2019

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: July 25, 2019	Date: July 25, 2019