Form 10-K
period 2019-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2020-02-19
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

The aggregate market value of the common equity held by non-affiliates of Retail Opportunity Investments Corp. as of June 30, 2019, the last business day of its most recently completed second fiscal quarter, was $1.9 billion (based on the closing sale price of $17.13 per share of Retail Opportunity Investments Corp. common stock on that date as reported on the NASDAQ Global Select Market).

There is no public trading market for the operating partnership units of Retail Opportunity Investments Partnership, LP. As a result the aggregate market value of common equity securities held by non-affiliates of this registrant cannot be determined.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 116,455,432 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of February 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Retail Opportunity Investments Corp.’s definitive proxy statement for its 2020 Annual Meeting, to be filed within 120 days after its fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY PARAGRAPH

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which Retail Opportunity Investments Corp. is the parent company and through its wholly owned subsidiary, acts as general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP. Unless otherwise indicated or unless the context requires otherwise, all references in this report to the Operating Partnership refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of December 31, 2019, ROIC owned an approximate 91.3% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership. Through this subsidiary, ROIC has full and complete authority and control over the Operating Partnership’s business.

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

Item 1.  Business

Overview

Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”) commenced operations in October 2009 as a fully integrated, self-managed REIT, and as of December 31, 2019, ROIC owned an approximate 91.3% partnership interest and other limited partners owned the remaining 8.7% partnership interest in the Operating Partnership.  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.  The Company is organized in a traditional umbrella partnership real estate investment trust (“UpREIT”) format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the sole general partner of, and ROIC conducts substantially all of its business through, its operating partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), together with its subsidiaries. As of December 31, 2019, the Company’s portfolio consisted of 89 properties (88 retail and one office) totaling approximately 10.1 million square feet of gross leasable area (“GLA”).

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

Investment Strategy

The Company seeks to acquire shopping centers located in densely populated, supply-constrained metropolitan markets on the west coast of the United States, which exhibit income and population growth and high barriers to entry.  The Company’s senior management team has operated in the Company’s markets for over 30 years and has established an extensive network of relationships in these markets with key institutional and private property owners, brokers and financial institutions and other real estate operators.  The Company’s in-depth local and regional market knowledge and expertise provides a distinct competitive advantage in identifying and accessing attractive acquisition opportunities, including properties that are not widely marketed.

The Company seeks to acquire high quality necessity-based community and neighborhood shopping centers anchored by national and regional supermarkets and drugstores that are well-leased, with stable cash flows.  Additionally, the Company acquires shopping centers which it believes are candidates for attractive near-term re-tenanting or present other value-enhancement opportunities.

Upon acquiring a shopping center, the Company normally commences leasing initiatives aimed at enhancing long-term value through re-leasing below market space and improving the tenant mix.  The Company focuses on leasing to retailers that provide necessity-based, non-discretionary goods and services, catering to the basic and daily needs of the surrounding community, a majority of which are destination-based and therefore more resistant to competition from e-commerce than other types of retailers. The Company believes necessity-based retailers draw consistent, regular traffic to its shopping centers, which results in stronger sales for its tenants and a more consistent revenue base.  Additionally, the Company seeks to maintain a strong and diverse tenant base with a balance of large, long-term leases to major national and regional retailers, including supermarkets, drugstores and discount stores, with small, shorter-term leases to a broad mix of national, regional and local retailers.  The Company believes the long-term anchor tenants provide a reliable, stable base of rental revenue, while the shorter-term leases afford the Company the opportunity to drive rental growth, as well as the ongoing flexibility to adapt to evolving consumer trends.

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

Transactions During 2019

Investing Activity

Property Asset Acquisitions

On December 13, 2019, the Company acquired the property known as Summerwalk Village located in Lacey, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $11.6 million. Summerwalk Village is approximately 58,000 square feet and is anchored by Walmart Neighborhood Market. The property was acquired with borrowings under the credit facility.

Property Asset Dispositions

On February 15, 2019, the Company sold Vancouver Market Center, a non-core shopping center located in Vancouver, Washington. The sales price of $17.0 million, less costs to sell, resulted in net proceeds of approximately $16.0 million. The Company recorded a gain on sale of real estate of approximately $2.6 million during the year ended December 31, 2019 related to this property disposition.

On May 1, 2019, the Company sold Norwood Shopping Center, a non-core shopping center located in Sacramento, California for a sales price of $13.5 million. In connection with the sale of this property, the Company entered into a $13.3 million mortgage note with the buyer. The mortgage note is a four year interest only note whereby the interest rate increases 1% annually from 3% to 6%. The Company recorded a gain on sale of real estate of approximately $180,000 during the year ended December 31, 2019 related to this property disposition.

On August 1, 2019, the Company sold Morada Ranch, a non-core shopping center located in Stockton, California. The sales price of $30.0 million, less costs to sell, resulted in net proceeds of approximately $29.1 million. The Company recorded a gain on sale of real estate of approximately $10.4 million during year ended December 31, 2019 related to this property disposition.

On December 12, 2019, the Company sold Mission Foothill Marketplace, located in Mission Viejo, California, as a redevelopment property. The Company retained ownership of two retail pads that will be the gateway to the buyer's planned single-family and townhome community. The sales price of approximately $13.6 million, less costs to sell, resulted in net proceeds of approximately $13.5 million.

The Company used the proceeds from the above property asset dispositions to pay down its credit facility.

Financing Activities

The Company employs prudent amounts of leverage and uses debt as a means of providing funds for the acquisition of its properties and the diversification of its portfolio.  The Company seeks to primarily utilize unsecured debt in order to maintain liquidity and flexibility in its capital structure.

Term Loan and Credit Facility

The Company has an unsecured term loan agreement with several banks under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective December 20, 2019, the Company entered into the First Amendment to First Amended and Restated Term Loan Agreement (as amended, the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from September 8, 2022 to January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million. The maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-).

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility are subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2019.

As of December 31, 2019, $300.0 million and $84.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rates on the term loan and the credit facility during the year ended December 31, 2019 were 3.4% and 3.3%, respectively. As discussed in Note 11 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The Company had no available borrowings under the term loan at December 31, 2019. The Company had $516.0 million available to borrow under the credit facility at December 31, 2019.

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

During the year ended December 31, 2019, ROIC sold a total of 1,861,036 shares under the Sales Agreements, which resulted in gross proceeds of approximately $34.2 million and commissions of approximately $342,000 paid to the Agents.

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

Many of the Company’s competitors are substantially larger and have considerably greater financial, marketing and other resources than the Company.  Other entities may raise significant amounts of capital and may have investment objectives that overlap with those of the Company, which may create additional competition for opportunities to acquire assets.  In the future, competition from these entities may reduce the number of suitable investment opportunities offered to the Company or increase the bargaining power of property owners seeking to sell.  Further, as a result of their greater resources, such entities may have more flexibility than the Company does in their ability to offer rental concessions to attract tenants.  If the Company’s competitors offer space at rental rates below current market rates, or below the rental rates the Company currently charges its tenants, the Company may lose potential tenants and it may be pressured to reduce its rental rates below those it currently charges in order to retain tenants when its tenants’ leases expire.

Employees

As of December 31, 2019, the Company had 73 employees, including 20 maintenance employees at its shopping centers and three executive officers, one of whom is also a member of its board of directors.

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

The Company operates in a highly competitive market.  The Company’s profitability depends, in large part, on its ability to acquire its assets at favorable prices and on trends impacting the retail industry in general, national, regional and local economic conditions, financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.  Many of the Company’s competitors are substantially larger and have considerably greater financial, marketing and other resources than it does.  Other entities may raise significant amounts of capital and may have investment objectives that overlap with the Company’s.  In addition, the properties that the Company acquires may face competition from similar properties in the same market, as well as from e-commerce websites.  The presence of competitive alternatives affects the Company’s ability to lease space and the level of rents it can obtain. New construction, renovations and expansions at competing sites could also negatively affect the Company’s properties.

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

There are many factors that can affect the value of the Company’s assets, including the state of the capital markets and economy.  Although there has been improvement in the credit and real estate markets since the great recession, any reduction in available financing may materially and adversely affect the Company’s ability to achieve its financial objectives.  Concern about the stability of the markets generally may limit the Company’s ability and the ability of its tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs.  Although the Company will factor in these conditions in acquiring its assets, its long term success depends in part on general economic conditions and the stability and dependability of the financing market for retail real estate.  If the national economy or the local economies in which the Company operates were to experience uncertainty, or if general economic conditions were to worsen, the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected.

Bankruptcy or insolvency of tenants may decrease the Company’s revenues and available cash.

In the case of many retail properties, the bankruptcy or insolvency of a major tenant could cause the Company to suffer lower revenues and operational difficulties and could allow other tenants to exercise so-called “kick-out” clauses in their leases and terminate their lease or reduce their rents prior to the normal expiration of their lease terms.  As a result, the bankruptcy or insolvency of major tenants could materially and adversely affect the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

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

The Company may selectively engage in redevelopment projects at certain of our properties. To the extent the Company enters into redevelopment projects, it will be subject to a number of risks that could negatively affect its return on investment, financial condition, results of operations and our ability to make distributions to stockholders, including, among others:

•higher than anticipated construction costs, including labor and material costs;

•delayed ability or inability to reach projected occupancy, rental rates, profitability, and investment return;

•timing delays due to weather, labor disruptions, zoning or other regulatory approvals, tenant decision delays, delays in anchor approvals of redevelopment plans, where required, acts of God (such as fires, significant storms, earthquakes or floods) and other factors outside our control, which might make a project less profitable or unprofitable, or delay profitability; and

•expenditure of money and time on projects that might be significantly delayed before stabilization.

If a project is unsuccessful, either because it is not meeting its expectations when operational or was not completed according to the project planning, the Company could lose its investment in the project or have to incur an impairment charge relating to the asset or development which could then adversely impact the Company’s financial condition and operating results.

Factors affecting the general retail environment could adversely affect the financial condition of the Company’s retail tenants and the willingness of retailers to lease space in its shopping centers, and in turn, materially and adversely affect the Company.

The Company’s properties are focused on the retail real estate market.  This means that the performance of the Company’s properties will be impacted by general retail market conditions, including the level of consumer spending and consumer confidence, the threat of terrorism and increasing competition from online retail websites and catalog companies.  In addition, the retail business is highly competitive and our tenants may fail to differentiate their shopping experiences, create an attractive value proposition or execute their business strategies. Furthermore, the Company believes that the increase in digital and mobile technology usage has increased the speed of the transition from shopping at physical locations to web-based purchases and that its tenants may be negatively affected by these changing consumer spending habits. These conditions could adversely affect the financial condition of the Company’s retail tenants and the willingness and ability of retailers to lease space, or renew existing leases, in the Company’s shopping centers and to honor their obligations under existing leases, and in turn, materially and adversely affect the Company.

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

The Company derives significant revenues from anchor tenants such as Albertson’s/Safeway Supermarkets, Kroger Supermarkets and JP Morgan Chase.  As of December 31, 2019, these tenants are the Company’s three largest tenants and accounted for 5.5%, 3.4% and 1.4%, respectively, of its annualized base rent on a pro-rata basis.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

The Company’s inability to receive reimbursements of Common Area Maintenance (“CAM”) costs from tenants could adversely affect the Company’s cash flow.

CAM costs typically include allocable energy costs, repairs, maintenance and capital improvements to common areas, janitorial services, administrative, property and liability insurance costs and security costs.  The Company may acquire properties with leases with variable CAM provisions that adjust to reflect inflationary increases or leases with a fixed CAM payment methodology which fixes its tenants’ CAM contributions.  With respect to both variable and fixed payment methodologies, the amount of reimbursements for CAM costs that the Company is entitled to receive from its tenants pursuant to the terms of the respective lease agreements may be less than the actual CAM costs at the Company’s properties. The Company’s inability to recover or pass on CAM costs to its tenants, whether due to the terms of the Company’s leases or vacancies at the Company’s properties, could adversely affect the Company’s cash flow.

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

The Company’s business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Company’s internal information technology systems, its systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures.  Any system failure or accident that causes interruptions in the Company’s operations could result in a material disruption to its business.  The Company may also incur additional costs to remedy damages caused by such disruptions.

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

The Company’s performance depends on the economic conditions in markets in which its properties are concentrated.  During the year ended December 31, 2019, the Company’s properties in California, Washington and Oregon accounted for 66%, 20% and 14%, respectively, of its consolidated property operating income.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Washington and Oregon. Moreover, due to the geographic concentration of its properties, the Company may be disproportionately affected by general risks such as natural disasters, including major fires, floods and earthquakes, severe or inclement weather, and acts of terrorism should such developments occur in or near the markets in California, Washington and Oregon in which the Company’s properties are located.

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

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio.  As of December 31, 2019, the Company’s outstanding principal mortgage indebtedness was approximately $86.2 million, and the Company may incur significant additional debt to finance future acquisition and development activities.  The credit facility consists of a $600.0 million unsecured revolving credit facility and the Company has a $300.0 million term loan, of which $84.0 million and $300.0 million, respectively, were outstanding as of December 31, 2019.

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

The Company’s access to financing will depend upon a number of factors, over which it has little or no control, including:

•general market conditions;

•the market’s view of the quality of the Company’s assets;

•the market’s perception of the Company’s growth potential;

•the Company’s eligibility to participate in and access capital from programs established by the U.S. government;

•the Company’s current and potential future earnings and cash distributions; and

•the market price of the shares of the Company’s common stock.

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

Interest the Company pays could reduce cash available for distributions. As of December 31, 2019, the Company had approximately $84.0 million and $300.0 million outstanding under the Company’s $600.0 million unsecured revolving credit facility and $300.0 million term loan, respectively, that bear interest at a variable rate. In addition, the Company may incur variable rate debt in the future, including mortgage debt, borrowings under the credit facility or new credit facilities. An increase in interest rates would increase the Company’s interest costs, which could adversely affect the Company’s cash flow, results of operations, ability to pay principal and interest on debt and pay dividends and other distributions to its stockholders, and reduce the Company’s access to capital markets. In addition, if the Company needs to repay existing debt during periods of rising interest rates, it may be required to incur additional indebtedness at higher rates. From time to time, the Company may enter into interest rate swap agreements and other interest rate hedging contracts with the intention of lessening the impact of rising interest rates. However, increased interest rates may increase the risk that the counterparties to such agreements may not be able to fulfill their obligations under these agreements, and there can be no assurance that these arrangements will be effective in reducing the Company’s exposure to interest rate changes.  These risks could materially and adversely affect the Company’s cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders. The Company’s use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose the Company to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations or that the Company could be required to fund the Company’s contractual payment obligations under such arrangements in relatively large amounts or on short notice. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate the Company from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on the Company’s results of operations, liquidity and financial condition.

Uncertainty regarding the London interbank offered rate (“LIBOR”) may adversely impact the Company’s borrowings.

In July 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it intends to stop persuading or compelling banks to submit the London Interbank Offered Rate (“LIBOR”) after 2021. As of December 31, 2019, the Company had outstanding approximately $384.0 million of variable rate debt that was indexed LIBOR. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. It is not possible to predict the further effect of the rules of the FCA, any changes in the methods by which LIBOR is determined, whether or not SOFR will attain market traction as a LIBOR replacement tool, or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Any such developments may cause LIBOR to perform differently than in the past, be replaced or cease to exist or may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published LIBOR rate is unavailable after 2021, the interest rates on the Company’s debt which is indexed to LIBOR will be determined using various alternative methods, which may include SOFR, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if LIBOR was available in its current form. Further, the same costs and risks that may lead to the discontinuation or unavailability of LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on the Company’s financing costs.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium price for holders of the Company’s common stock or otherwise be in their best interests, including:

•“business combination” provisions that, subject to certain limitations, prohibit certain business combinations between the Company and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the Company’s shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose special minimum price provisions and special stockholder voting requirements on these combinations; and

•“control share” provisions that provide that “control shares” of the Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by the Company’s stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

Additionally, Title 3, Subtitle 8 of the MGCL permits the Company’s board of directors, without stockholder approval and regardless of what is currently provided in the Company’s charter or bylaws, to take certain actions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium to the market price of its common stock or otherwise be in the stockholders’ best interests.  These provisions of the MGCL permit the Company, by provision in its charter or bylaws or a resolution of its board of directors and notwithstanding any contrary provision in the charter or bylaws, to adopt:

•a classified board;

•a two-thirds vote requirement for removing a director;

•a requirement that the number of directors be fixed only by vote of the board of directors;

•a requirement that a vacancy on the board be filled only by the remaining directors in office and (if the board is classified) for the remainder of the full term of the class of directors in which the vacancy occurred; and

•a majority requirement for the calling of a stockholder-requested special meeting of stockholders.

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”), which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see “Recent U.S. Federal Income Tax Legislation”.

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

The Company intends to pay quarterly distributions and to make distributions to its stockholders in an amount such that it distributes all or substantially all of its REIT taxable income in each year, subject to certain adjustments.  The Company’s ability to pay distributions may be materially and adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K.  All distributions will be made, subject to Maryland law (or Delaware law, in the case of distributions by the Operating Partnership), at the discretion of the Company’s board of directors and will depend on the Company’s earnings, its financial condition, any debt covenants, maintenance of its REIT qualification and other factors as its board of directors may deem relevant from time to time.  The Company believes that a change in any one of the following factors could materially and adversely affect its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay distributions to its stockholders:

•the profitability of the assets acquired;

•the Company’s ability to make profitable acquisitions;

•unforeseen expenses that reduce the Company’s cash flow;

•defaults in the Company’s asset portfolio or decreases in the value of its portfolio; and

•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains its executive office at 11250 El Camino Real, Suite 200, San Diego, CA 92130.

As of December 31, 2019, the Company’s portfolio consisted of 89 properties (88 retail and one office) totaling approximately 10.1 million square feet of gross leasable area. As of December 31, 2019, the Company’s retail portfolio was approximately 97.9% leased.  During the year ended December 31, 2019, the Company leased or renewed a total of approximately 1.4 million square feet in its portfolio. The Company has committed approximately $27.5 million, or $59.40 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2019. The Company has committed approximately $1.4 million, or $3.11 per square foot, in leasing commissions, for the new leases that occurred during the year ended December 31, 2019. Additionally, the Company has committed approximately $1.7 million, or $1.89 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2019. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2019.

The following table provides information regarding the Company’s retail properties as of December 31, 2019.

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants

Southern California
Los Angeles metro area
Paramount Plaza	1966/2010	2009	95,062	14	98.0%	Grocery Outlet Supermarket, 99¢ Only Stores, Rite Aid Pharmacy
Claremont Promenade	1982/2011	2010	92,297	27	100.0%	Super King Supermarket
Gateway Village	2003/2005	2010	96,959	29	98.5%	Sprouts Market
Seabridge Marketplace	2006	2012	98,348	22	97.4%	Safeway (Vons) Supermarket
Glendora Shopping Center	1992/2012	2012	106,535	19	94.2%	Albertson’s Supermarket
Redondo Beach Plaza	1993/2004	2012	110,509	16	100.0%	Safeway (Vons) Supermarket, Petco
Diamond Bar Town Center	1981	2013	100,342	22	96.4%	Walmart Neighborhood Market, Crunch Fitness
Diamond Hills Plaza	1973/2008	2013	139,505	38	98.9%	H-Mart Supermarket, Planet Fitness
Plaza de la Canada	1968/2010	2013	100,425	13	100.0%	Gelson’s Supermarket, TJ Maxx, Rite Aid Pharmacy
Fallbrook Shopping Center	1966/1986/ 2003/2015	2014	755,299	49	100.0%	Sprouts Market, Trader Joe’s, Kroger (Ralph’s) Supermarket (1), TJ Maxx
Moorpark Town Center	1984/2014	2014	133,547	23	95.4%	Kroger (Ralph’s) Supermarket, CVS Pharmacy
Ontario Plaza	1997-1999	2015	150,149	24	94.4%	El Super Supermarket, Rite Aid Pharmacy
Park Oaks Shopping Center	1959/2005	2015	110,092	24	88.4%	Safeway (Vons) Supermarket, Dollar Tree
Warner Plaza	1973-1974/ 2016-2017	2015	110,918	65	97.5%	Sprouts Market, Kroger (Ralph’s) Supermarket (1), Rite Aid Pharmacy (1)
Magnolia Shopping Center	1962/1972/ 1987/2016	2016	116,360	22	85.9%	Kroger (Ralph’s) Supermarket
Casitas Plaza Shopping Center	1972/1982	2016	105,118	25	96.9%	Albertson’s Supermarket, CVS Pharmacy
Bouquet Center	1985	2016	148,903	27	95.5%	Safeway (Vons) Supermarket, CVS Pharmacy, Ross Dress For Less
North Ranch Shopping Center	1977-1990	2016	146,448	34	93.7%	Kroger (Ralph’s) Supermarket, Trader Joe’s, Rite Aid Pharmacy, Petco
The Knolls	2000/2016	2016	52,021	6	95.2%	Trader Joe’s, Pet Food Express
The Terraces	1958/1970/ 1989	2017	172,922	28	94.7%	Trader Joe’s, Marshall’s, LA Fitness

Orange County metro area
Santa Ana Downtown Plaza	1987/2010	2010	105,536	29	100.0%	Kroger (Food 4 Less) Supermarket, Marshall’s

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants

Sycamore Creek	2008	2010	74,198	18	100.0%	Safeway (Vons) Supermarket, CVS Pharmacy (1)
Desert Springs Marketplace	1993-94 / 2013	2011	113,718	20	97.7%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Cypress Center West	1970/1978 / 2014	2012	109,046	32	95.5%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Harbor Place Center	1994	2012	119,821	11	100.0%	AA Supermarket, Ross Dress For Less
5 Points Plaza	1961-62 / 2012 / 2015	2013	160,536	36	92.5%	Trader Joe’s, Pier 1
Peninsula Marketplace	2000	2013	95,416	13	98.9%	Kroger (Ralph’s) Supermarket, Planet Fitness
Fullerton Crossroads	1977/1997/ 2010-2011	2017	219,785	23	97.6%	Kroger (Ralph’s) Supermarket, Kohl’s, Jo-Ann Fabrics and Crafts
The Village at Nellie Gail Ranch	1897 / 2014-2015	2017	89,041	24	98.7%	Smart & Final Extra Supermarket

San Diego metro area
Marketplace Del Rio	1990/2004	2011	183,787	43	96.6%	Stater Brothers Supermarket, Walgreens
Renaissance Towne Centre	1991/2011	2011	53,272	31	100.0%	CVS Pharmacy
Euclid Plaza	1982/2012	2012	77,044	9	100.0%	Vallarta Supermarket, Walgreens
Bay Plaza	1986/2013	2012	73,324	29	100.0%	Seafood City Supermarket
Bernardo Heights Plaza	1983/2006	2013	37,729	5	100.0%	Sprouts Market
Hawthorne Crossings	1993/1999	2013	141,288	16	92.3%	Mitsuwa Supermarket, Ross Dress For Less, Staples
Creekside Plaza	1993/2005	2014	131,252	24	96.4%	Stater Brothers Supermarket, AMC Theatres

Northern California
San Francisco metro area
Pleasant Hill Marketplace	1980	2010	69,715	3	100.0%	Total Wine and More, Buy Buy Baby, Basset Furniture
Pinole Vista Shopping Center	1981/2012	2011/2018	135,962	28	99.3%	SaveMart (Lucky) Supermarket, Planet Fitness
Country Club Gate Center	1974/2012	2011	109,331	32	97.9%	SaveMart (Lucky) Supermarket, Rite Aid Pharmacy
Marlin Cove Shopping Center	1972/2001	2012	73,943	26	100.0%	99 Ranch Market
The Village at Novato	2006	2012	20,081	4	100.0%	Trader Joe’s, Pharmaca Pharmacy
Santa Teresa Village	1974-79 / 2013	2012	124,306	35	92.1%	Grocery Outlet Supermarket, Dollar Tree
Granada Shopping Center	1962/1994	2013	69,325	15	100.0%	SaveMart (Lucky) Supermarket
Country Club Village	1995	2013	111,093	24	98.8%	Walmart Neighborhood Market, CVS Pharmacy
North Park Plaza	1997	2014	76,697	17	99.1%	H-Mart Supermarket
Winston Manor	1977/1988/ 2011/2015	2015	49,852	16	100.0%	Grocery Outlet Supermarket
Jackson Square	1972/1997	2015	114,220	16	100.0%	Safeway Supermarket, CVS Pharmacy, 24 Hour Fitness
Gateway Centre	1996	2015	112,553	26	100.0%	SaveMart (Lucky) Supermarket, Walgreens
Iron Horse Plaza	1998-1999	2015	61,915	11	100.0%	Lunardi’s Market
Monterey Center	2007	2016	25,626	9	93.7%	Trader Joe’s, Pharmaca Pharmacy
Santa Rosa Southside Shopping Center	1983-1984	2017	88,535	8	95.9%	REI, Cost Plus World Market, DSW
Monta Loma Plaza	1973/ 2009-2010	2017	48,078	11	100.0%	Safeway Supermarket

Sacramento metro area
Mills Shopping Center	1959/1996	2011	235,514	31	88.0%	Viva Supermarket, Ross Dress For Less (dd’s Discounts), Dollar Tree
Green Valley Station	2006/2007	2012	52,245	20	90.9%	CVS Pharmacy

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants

Pacific Northwest
Seattle Metropolitan
Meridian Valley Plaza	1978/2011	2010	51,597	16	100.0%	Kroger (QFC) Supermarket
The Market at Lake Stevens	2000	2010	74,130	9	100.0%	Albertson’s (Haggen) Supermarket
Canyon Park Shopping Center	1980/2012	2011	123,592	24	100.0%	PCC Community Markets, Rite Aid Pharmacy, Petco
Hawks Prairie Shopping Center	1988/2012	2011	157,529	24	100.0%	Safeway Supermarket, Dollar Tree, Big Lots
The Kress Building	1924/2005	2011	74,616	8	100.0%	IGA Supermarket, TJMaxx
Gateway Shopping Center	2007	2012	104,298	20	96.1%	WinCo Foods (1), Rite Aid Pharmacy, Ross Dress For Less
Aurora Square	1980/1987	2012/2014	108,558	16	100.0%	Central Supermarket, Marshall’s
Canyon Crossing	2008-2009	2013	120,398	28	100.0%	Safeway Supermarket
Crossroads Shopping Center	1962/2004/ 2015	2010/2013	475,413	95	99.5%	Kroger (QFC) Supermarket, Bed Bath & Beyond, Dick’s Sporting Goods
Bellevue Marketplace	1971/1982/ 2017	2015	113,758	20	100.0%	Asian Family Market
Four Corner Square	1983/2015	2015	119,531	29	100.0%	Grocery Outlet Supermarket, Walgreens, Johnsons Home & Garden
Bridle Trails Shopping Center	1980/1984/ 1987	2016	109,800	32	100.0%	Grocery Outlet Supermarket, Bartell Drugs, Dollar Tree
PCC Community Markets Plaza	1981/2007	2017	34,459	1	100.0%	PCC Community Markets
Highland Hill Shopping Center	1956/1989/ 2006	2017	163,926	20	100.0%	Safeway Supermarket, LA Fitness, Dollar Tree, Petco
North Lynnwood Shopping Center	1963/1965/ 2003	2017	63,606	10	95.8%	Grocery Outlet Supermarket
Stadium Center	1926/2016	2018	48,888	7	100.0%	Thriftway Supermarket
Summerwalk Village	2014-2015	2019	58,484	9	97.9%	Walmart Neighborhood Market

Portland metro area
Happy Valley Town Center	2007	2010	138,397	37	100.0%	New Seasons Supermarket
Wilsonville Old Town Square	2011	2010/2012	49,937	19	100.0%	Kroger (Fred Meyer) Supermarket (1)
Cascade Summit Town Square	2000	2010	94,934	31	100.0%	Safeway Supermarket
Heritage Market Center	2000	2010	107,468	19	100.0%	Safeway Supermarket, Dollar Tree
Division Crossing	1992	2010	103,561	20	100.0%	Rite Aid Pharmacy, Ross Dress For Less, Ace Hardware
Halsey Crossing	1992	2010	99,428	19	100.0%	24 Hour Fitness, Dollar Tree
Hillsboro Market Center	2001-2002	2011	156,021	23	100.0%	Albertson’s Supermarket, Dollar Tree, Ace Hardware
Robinwood Shopping Center	1980/2012	2013	70,831	16	100.0%	Walmart Neighborhood Market
Tigard Marketplace	1988/2005	2014	136,889	18	99.3%	H-Mart Supermarket, Bi-Mart
Wilsonville Town Center	1991/1996	2014	167,829	39	98.9%	Safeway Supermarket, Rite Aid Pharmacy, Dollar Tree
Tigard Promenade	1996	2015	88,043	16	100.0%	Safeway Supermarket
Sunnyside Village Square	1996-1997	2015	92,278	14	100.0%	Grocery Outlet Supermarket, 24 Hour Fitness, Ace Hardware
Johnson Creek Center	2003/2009	2015	108,588	15	100.0%	Trader Joe’s, Walgreens, Sportsman’s Warehouse
Rose City Center	1993/2012	2016	60,680	3	100.0%	Safeway Supermarket
Division Center	1986-1987/ 2013-2014	2017	116,420	23	100.0%	Grocery Outlet Supermarket, Rite Aid Pharmacy, Petco
Riverstone Marketplace	2002-2004	2017	95,774	24	100.0%	Kroger (QFC) Supermarket
King City Plaza	1970/1980/ 1990	2018	62,676	18	95.1%	Grocery Outlet Supermarket
Total Properties			10,057,880	1,944	97.9%
_______________

(1)Retailer is not a tenant of the Company.

As illustrated by the following tables, the Company’s shopping centers are substantially diversified by both tenant mix and by the staggering of its major tenant lease expirations.  For the year ended December 31, 2019, no single tenant comprised more than 5.5% of the total annual base rent of the Company’s portfolio.

The following table sets forth a summary schedule of the Company’s ten largest tenants by percent of total annual base rent, as of December 31, 2019.

Tenant	Number of Leases	% of Total Annual Base Rent (1)
Albertson’s / Safeway Supermarkets	19	5.5%
Kroger Supermarkets	11	3.4%
JP Morgan Chase	21	1.4%
Rite Aid Pharmacy	12	1.4%
SaveMart Supermarkets	4	1.4%
Marshall’s / TJMaxx	6	1.3%
Trader Joe’s	8	1.3%
Sprouts Markets	4	1.3%
Grocery Outlet Supermarkets	9	1.2%
Ross Dress For Less / dd’s Discounts	7	1.2%
	101	19.4%
___________________

(1)Annual base rent (“ABR”) is equal to the annualized cash rent for all leases in place as of December 31, 2019 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place across the Company’s total retail portfolio at December 31, 2019 (dollars in thousands).

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Percent of Total ABR
2020	221	594,884	$13,929	6.6%
2021	308	1,026,868	23,297	10.9%
2022	297	1,146,907	25,969	12.1%
2023	301	1,476,227	33,108	15.5%
2024	272	1,203,051	28,409	13.3%
2025	175	1,050,000	20,301	9.5%
2026	76	544,173	10,876	5.1%
2027	70	351,079	8,104	3.8%
2028	73	702,596	15,955	7.5%
2029	58	503,228	11,193	5.2%
Thereafter	93	1,241,615	22,715	10.5%
Total	1,944	9,840,628	$213,856	100%
___________________

(1)Assumes no tenants exercise renewal options or cancellation options.
(2)Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2019 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place with the Company’s retail anchor tenants at December 31, 2019 (dollars in thousands).  Anchor tenants are tenants with leases occupying at least 15,000 square feet or more.

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Percent of Total ABR
2020	5	173,902	$1,837	0.9%
2021	14	425,104	5,095	2.4%
2022	18	530,799	7,055	3.3%
2023	26	836,758	13,312	6.2%
2024	16	595,384	9,669	4.5%
2025	17	603,882	8,045	3.8%
2026	9	336,444	4,707	2.2%
2027	7	144,682	2,084	1.0%
2028	14	514,446	9,360	4.4%
2029	11	354,143	6,394	3.0%
Thereafter	26	948,458	14,105	6.6%
Total	163	5,464,002	$81,663	38.3%
____________________

(1)Assumes no tenants exercise renewal or cancellation options.
(2)Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2019 (including initial cash rent for new leases).

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

Holders

As of February 14, 2020, ROIC had 74 registered holders.  Such information was obtained through the registrar and transfer agent.

Operating Partnership

As of December 31, 2019, the Operating Partnership had 49 registered holders, including Retail Opportunity Investments GP, LLC.

Stockholder Return Performance

The above graph compares the cumulative total return on the Company’s common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the National Association of Real Estate Investment Trusts Equity Index (“FTSE NAREIT Equity REITs”) from December 31, 2014 through December 31, 2019.  The stock price performance graph assumes that an investor invested $100 in each of ROIC and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of ROIC’s shares of common stock.

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Retail Opportunity Investments Corp.	$100.00	$111.07	$135.76	$133.08	$110.53	$128.62
S&P500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
FTSE NAREIT Equity REITs	$100.00	$102.83	$111.70	$121.39	$116.48	$149.86

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

RETAIL OPPORTUNITY INVESTMENTS CORP.
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(in thousands, except share data)

	Year Ended December 31,
Retail Opportunity Investments Corp.	2019	2018	2017	2016	2015
Statement of Operations Data:
Total revenues	$295,040	$295,798	$273,260	$237,189	$192,699
Operating expenses	192,845	192,434	179,595	160,018	133,364
Gain on sale of real estate	13,175	5,890	—	—	—
Operating income	115,370	109,254	93,665	77,171	59,335
Interest expense and other finance expenses	61,687	62,113	50,977	40,741	34,243
Net income	53,683	47,141	42,688	36,430	25,092
Net Income Attributable to Retail Opportunity Investments Corp.	48,844	42,736	38,477	32,754	23,864
Weighted average shares outstanding – Basic:	114,177,528	112,645,490	109,400,123	104,072,222	95,651,780
Weighted average shares outstanding – Diluted:	125,741,486	124,558,893	121,743,831	116,039,940	100,017,781
Income per share – Basic and Diluted
Net Income Attributable to Retail Opportunity Investments Corp.	$0.42	$0.38	$0.35	$0.31	$0.25
Dividends per common share	$0.7880	$0.7800	$0.7500	$0.7200	$0.6800
Balance Sheet Data:
Real Estate Investments, net	$2,753,925	$2,831,265	$2,849,282	$2,493,997	$2,162,306
Cash and cash equivalents	3,800	6,076	11,553	13,125	8,844
Total assets	2,913,757	3,003,071	3,039,198	2,662,969	2,301,448
Total liabilities	1,621,929	1,694,643	1,709,557	1,347,404	1,136,432
Non-controlling interests – redeemable OP Units	—	—	—	—	33,674
Total equity	1,291,828	1,308,428	1,329,641	1,315,565	1,131,342

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(in thousands, except share data)

Retail Opportunity Investments Partnership, LP	Year Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Total revenues	$295,040	$295,798	$273,260	$237,189	$192,699
Operating expenses	192,845	192,434	179,595	160,018	133,364
Gain on sale of real estate	13,175	5,890	—	—	—
Operating income	115,370	109,254	93,665	77,171	59,335
Interest expense and other finance expenses	61,687	62,113	50,977	40,741	34,243
Net Income Attributable to Retail Opportunity Investments Partnership, LP	53,683	47,141	42,688	36,430	25,092
Weighted average units outstanding – Basic:	125,511,936	124,271,802	121,460,958	115,819,731	99,738,504
Weighted average units outstanding – Diluted:	125,741,486	124,558,893	121,743,831	116,039,940	100,017,781
Income per unit – Basic and Diluted
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$0.42	$0.38	$0.35	$0.31	$0.25
Distributions per unit	$0.7880	$0.7800	$0.7500	$0.7200	$0.6800
Balance Sheet Data:
Real Estate Investments, net	$2,753,925	$2,831,265	$2,849,282	$2,493,997	$2,162,306
Cash and cash equivalents	3,800	6,076	11,553	13,125	8,844
Total assets	2,913,757	3,003,071	3,039,198	2,662,969	2,301,448
Total liabilities	1,621,929	1,694,643	1,709,557	1,347,404	1,136,432
Redeemable limited partners	—	—	—	—	33,674
Total capital	1,291,828	1,308,428	1,329,641	1,315,565	1,131,342

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of December 31, 2019, ROIC owned an approximate 91.3% partnership interest and other limited partners owned the remaining 8.7% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of December 31, 2019, the Company’s portfolio consisted of 89 properties (88 retail and one office) totaling approximately 10.1 million square feet of GLA. As of December 31, 2019, the Company’s retail portfolio was approximately 97.9% leased. During the year ended December 31, 2019, the Company leased and renewed approximately 463,000 and 920,000 square feet, respectively, in its portfolio.

The table below provides a reconciliation of beginning of year vacant space to end of year vacant space for its retail portfolio as of December 31, 2019.

Vacant Space Square Footage
Vacant space at December 31, 2018	236,752
Square footage vacated	163,015
Vacant space in acquired properties	5,275
Vacant space in sold properties	(10,685)
Square footage leased	(181,448)
Vacant space at December 31, 2019	212,909

The Company has committed approximately $27.5 million, or $59.40 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2019. The Company has committed approximately $1.4 million, or $3.11 per square foot, in leasing commissions for the new leases that occurred during the year ended December 31, 2019. Additionally, the Company has committed approximately $1.7 million, or $1.89 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2019. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2019.

Results of Operations

At December 31, 2019, the Company had 89 properties (88 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because of the location of the properties in densely populated areas, the nature of its investments provides for relatively stable revenue flows even during difficult economic times. The Company has a strong capital structure with manageable debt as of December 31, 2019. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Property Operating Income

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to consolidated property operating income for the years ended December 31, 2019 and 2018 (in thousands).

		Year Ended December 31,
		2019	2018
Operating income per GAAP		$115,370	$109,254
Plus:	Depreciation and amortization	97,559	100,838
	General and administrative expenses	17,831	14,918
	Other expense	1,405	478
Less:	Gain on sale of real estate	(13,175)	(5,890)
Property operating income		$218,990	$219,598

The following comparison for the year ended December 31, 2019 compared to the year ended December 31, 2018, makes reference to the effect of the same-center properties. Same-center properties, which totaled 85 of the Company’s 89 properties as of December 31, 2019, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2019 related to the 85 same-center properties owned by the Company during the entirety of both the years ended December 31, 2019 and 2018 and consolidated into the Company’s financial statements during such periods (in thousands).

		Year Ended December 31, 2019
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$119,065	$(3,695)	$115,370
Plus:	Depreciation and amortization	93,953	3,606	97,559
	General and administrative expenses (1)	—	17,831	17,831
	Other expense (1)	—	1,405	1,405
Less:	Gain on sale of real estate	—	(13,175)	(13,175)
Property operating income		$213,018	$5,972	$218,990
______________________

(1)For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2018 related to the 85 same-center properties owned by the Company during the entirety of both the years ended December 31, 2019 and 2018 and consolidated into the Company’s financial statements during such periods (in thousands).

		Year Ended December 31, 2018
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$111,189	$(1,935)	$109,254
Plus:	Depreciation and amortization	96,292	4,546	100,838
	General and administrative expenses (1)	—	14,918	14,918
	Other expense (1)	—	478	478
Less:	Gain on sale of real estate	—	(5,890)	(5,890)
Property operating income		$207,481	$12,117	$219,598
______________________

(1)For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the year ended December 31, 2019, the Company generated property operating income of approximately $219.0 million compared to property operating income of $219.6 million generated during the year ended December 31, 2018, a decrease of approximately $608,000. The property operating income for the 85 same-center properties increased approximately $5.5 million primarily due to a $3.1 million increase due to the accelerated recognition of a below-market lease intangible liability resulting from a lease termination in the year ended December 31, 2019 and an increase in rental revenues, offset by a decrease in straight-line rent. The non same-center properties decreased property operating income in the year ended December 31, 2019 by approximately $6.1 million compared to the year ended December 31, 2018 primarily due to $2.2 million in lease settlement income received during the year ended December 31, 2018 for which there was none received during 2019 and property sales that occurred during the year ended December 31, 2019.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the year ended December 31, 2019 of approximately $97.6 million compared to $100.8 million incurred during the year ended December 31, 2018.

General and administrative expenses

The Company incurred general and administrative expenses during the year ended December 31, 2019 of approximately $17.8 million compared to $14.9 million incurred during the year ended December 31, 2018. General and administrative expenses increased approximately $2.9 million primarily as a result of the adoption, effective January 1, 2019, of ASU No. 2016-2 which requires that leasing payroll-related costs that are incurred regardless of whether leases are obtained are no longer capitalized as initial direct costs and instead are expensed as incurred, an overall increase in compensation-related expenses and an increase in legal fees related to a legal settlement that occurred during the year ended December 31, 2019.

Other expense

The Company incurred other expenses of approximately $1.4 million during the year ended December 31, 2019 compared to $478,000 during the year ended December 31, 2018. During the year ended December 31, 2019, the Company settled an ongoing lawsuit for approximately $1.4 million and accordingly, recorded a $950,000 charge to Other expense in the consolidated statements of operations and comprehensive income during the year ended December 31, 2019.

Gain on sale of real estate

On February 15, 2019, the Company sold Vancouver Market Center, a non-core shopping center located in Vancouver, Washington. The sales price of $17.0 million, less costs to sell, resulted in net proceeds of approximately $16.0 million. The Company recorded a gain on sale of real estate of approximately $2.6 million during the year ended December 31, 2019 related to this property disposition. On May 1, 2019, the Company sold Norwood Shopping Center, a non-core shopping center located in Sacramento, California for a sales price of $13.5 million. The Company recorded a gain on sale of real estate of approximately $180,000 during the year ended December 31, 2019 related to this property disposition. On August 1, 2019, the Company sold Morada Ranch, a non-core shopping center located in Stockton, California. The sales price of $30.0 million, less costs to sell, resulted in net proceeds of approximately $29.1 million. The Company recorded a gain on sale of real estate of approximately $10.4 million during the year ended December 31, 2019 related to this property disposition. On September 27, 2018, the Company sold Round Hill Square, a non-core shopping center located in Zephyr Cove, Nevada. The sales price of $28.0 million, less costs to sell, resulted in net proceeds of approximately $26.9 million. The Company recorded a gain on sale of real estate of approximately $5.9 million for the year ended December 31, 2018 related to this property disposition.

Interest expense and other finance expenses

During the year ended December 31, 2019, the Company incurred approximately $61.7 million of interest expense compared to approximately $62.1 million during the year ended December 31, 2018.

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

The following comparison for the year ended December 31, 2018 compared to the year ended December 31, 2017, makes reference to the effect of the same-center properties. Same-center properties, which totaled 78 of the Company’s 92 properties as of December 31, 2018, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for one shopping center that was under contract to be sold and slated for new multi-family development and was no longer being managed as a retail asset and the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2018 related to the 78 same-center properties owned by the Company during the entirety of both the years ended December 31, 2018 and 2017 and consolidated into the Company’s financial statements during such periods (in thousands).

		Year Ended December 31, 2018
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$101,121	$8,133	$109,254
Plus:	Depreciation and amortization	86,317	14,521	100,838
	General and administrative expenses (1)	—	14,918	14,918
	Other expense (1)	—	478	478
Less:	Gain on sale of real estate	—	(5,890)	(5,890)
Property operating income		$187,438	$32,160	$219,598
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

		Year Ended December 31, 2017
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$101,072	$(7,407)	$93,665
Plus:	Depreciation and amortization	87,978	8,278	96,256
	General and administrative expenses (1)	—	14,103	14,103
	Acquisition transaction costs	—	4	4
	Other expense (1)	—	418	418
Property operating income		$189,050	$15,396	$204,446
______________________

(1)For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the year ended December 31, 2018, the Company generated property operating income of approximately $219.6 million compared to property operating income of $204.4 million generated during the year ended December 31, 2017. Property operating income increased by approximately $15.2 million during the year ended December 31, 2018 primarily as a result of an increase in the number of properties owned by the Company in 2018 compared to 2017 as well as $2.2 million of lease settlement income received in 2018 in connection with a property that was under contract to be sold and was slated for new multi-family development as of December 31, 2018.  As of December 31, 2018, the Company owned 92 properties as compared to 91 properties at December 31, 2017. The properties acquired during 2018 and 2017 increased property operating income in the year ended December 31, 2018 by approximately $16.8 million compared to the year ended December 31, 2017. The property operating income for the 78 same-center properties decreased approximately $1.6 million primarily due to a $2.7 million accelerated recognition of a below-market lease intangible liability resulting from a lease termination during the year ended December 31, 2017, offset by an increase in rental revenue during the year ended December 31, 2018.

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

Gain on sale of real estate

On September 27, 2018, the Company sold Round Hill Square, a non-core shopping center located in Zephyr Cove, Nevada. The sales price of $28.0 million, less costs to sell, resulted in net proceeds of approximately $26.9 million. The Company recorded a gain on sale of real estate of approximately $5.9 million for the year ended December 31, 2018 related to this property disposition. There were no property sales in the year ended December 31, 2017.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Year Ended December 31,
	2019	2018	2017
Net income attributable to ROIC	$48,844	$42,736	$38,477
Plus: Depreciation and amortization	97,559	100,838	96,256
Less: Gain on sale of real estate	(13,175)	(5,890)	—
Funds from operations – basic	133,228	137,684	134,733
Net income attributable to non-controlling interests	4,839	4,405	4,211
Funds from operations – diluted	$138,067	$142,089	$138,944

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2019 and 2018. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 85 of the Company’s 89 properties as of December 31, 2019, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters (in thousands).

	Year Ended December 31,
	2019	2018
GAAP operating income	$115,370	$109,254
Depreciation and amortization	97,559	100,838
General and administrative expenses	17,831	14,918
Other expense	1,405	478
Gain on sale of real estate	(13,175)	(5,890)
Straight-line rent	(3,083)	(5,380)
Amortization of above- and below-market rent	(15,618)	(13,965)
Property revenues and other expenses (1)	(269)	(711)
Total Company cash NOI	200,020	199,542
Non same-center cash NOI	(5,611)	(11,889)
Same-center cash NOI	$194,409	$187,653
______________________

(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the year ended December 31, 2019, the Company generated same-center cash NOI of approximately $194.4 million compared to same-center cash NOI of approximately $187.7 million generated during the year ended December 31, 2018, representing a 3.6% increase. This increase is primarily due to an increase in base rents and recoveries from tenants.

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2018 and 2017. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 78 of the Company’s 92 properties as of December 31, 2018, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods except for one shopping center that was under contract to be sold and slated for new multi-family development and was no longer being managed as a retail asset and the Company’s corporate office headquarters (in thousands).

	Year Ended December 31,
	2018	2017
GAAP operating income	$109,254	$93,665
Depreciation and amortization	100,838	96,256
General and administrative expenses	14,918	14,103
Acquisition transaction costs	—	4
Other expense	478	418
Gain on sale of real estate	(5,890)	—
Straight-line rent	(5,380)	(6,176)
Amortization of above- and below-market rent	(13,965)	(17,078)
Property revenues and other expenses (1)	438	762
Total Company cash NOI	200,691	181,954
Non same-center cash NOI	(28,163)	(13,642)
Same-center cash NOI	$172,528	$168,312
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

Revenue Recognition

The Company records base rents on a straight-line basis over the term of each lease.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in Tenant and other receivables in the accompanying consolidated balance sheets.  Most leases contain provisions that require tenants to reimburse a pro-rata share of real estate taxes and certain common area expenses.  Adjustments are also made throughout the year to tenant and other receivables and the related cost recovery income based upon the Company’s best estimate of the final amounts to be billed and collected.  In addition, the Company also provides an allowance for future credit losses in connection with the deferred straight-line rent receivable.

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

The Company recognizes the acquisition of real estate properties, including acquired tangible (consisting of land, buildings and improvements), and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases) at their fair value (for acquisitions meeting the definition of a business) and relative fair value (for acquisitions not meeting the definition of a business).  Acquired lease intangible assets include above-market leases and acquired in-place leases, and Acquired lease intangible liabilities represent below-market leases in the accompanying consolidated balance sheets.  The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets.  In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand.  Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

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

Recent U.S. Federal Income Tax Legislation

On December 22, 2017, Congress enacted H.R. 1, also known as the TCJA.  The TCJA made major changes to the Internal Revenue Code, including the reduction of the tax rates applicable to individuals and subchapter C corporations, a reduction or elimination of certain deductions (including new limitations on the deductibility of interest expense), permitting immediate expensing of capital expenditures and significant changes in the taxation of earnings from non-U.S. sources.  The effect of the significant changes made by the TCJA is highly uncertain, and additional administrative guidance is still required in order to fully evaluate the effect of many provisions.  Technical corrections or other amendments to the new rules, and additional administrative guidance interpreting these new rules, may be forthcoming at any time but may also be significantly delayed.  While we do not currently expect this reform to have a significant impact to the Company’s consolidated financial statements, stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in the Company’s common stock.

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

The Company is a well-known seasoned issuer with an effective shelf registration statement filed in April 2019 that allows the Company to register unspecified various classes of debt and equity securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be contributed to the Operating Partnership. The Operating Partnership may use the proceeds to acquire additional properties, pay down debt, and for general working capital purposes.

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

During the year ended December 31, 2019, the Company’s primary sources of cash were distributions from the Operating Partnership and proceeds from the issuance of common stock. As of December 31, 2019, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

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

During the year ended December 31, 2019, ROIC sold a total of 1,861,036 shares under the Sales Agreements, which resulted in gross proceeds of approximately $34.2 million and commissions of approximately $342,000 paid to the Agents. During the year ended December 31, 2018, ROIC sold a total of 1,251,376 shares under the Sales Agreements, which resulted in gross proceeds of approximately $24.2 million and commissions of approximately $242,000 paid to the Agents.

For the year ended December 31, 2019, dividends paid to stockholders totaled approximately $90.8 million. Additionally, for the year ended December 31, 2019, the Operating Partnership made distributions of approximately $8.9 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $132.0 million.  For the year ended December 31, 2018, dividends paid to stockholders totaled approximately $88.5 million. Additionally, for the year ended December 31, 2018, the Operating Partnership made distributions of approximately $9.1 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $130.9 million.

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

During the year ended December 31, 2019, the Operating Partnership’s primary sources of cash were (i) cash flow from operations, (ii) proceeds from the sale of real estate, and (iii) cash contributed by ROIC from the issuance of common stock. As of December 31, 2019, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

The Company has an unsecured term loan agreement with several banks under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective December 20, 2019, the Company entered into the First Amendment to First Amended and Restated Term Loan Agreement (as amended, the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from September 8, 2022 to January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million. The maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees.

Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility.

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2019.

As of December 31, 2019, $300.0 million and $84.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rates on the term loan and the credit facility during the year ended December 31, 2019 were 3.4% and 3.3%, respectively. As discussed in Note 11 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The Company had no available borrowings under the term loan at December 31, 2019. The Company had $516.0 million available to borrow under the credit facility at December 31, 2019.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net Cash Provided by (Used in):
Operating activities	$132,039	$130,918	$128,938
Investing activities	$12,402	$(56,055)	$(317,963)
Financing activities	$(146,432)	$(84,379)	$192,740

Net Cash Flows from:

Operating Activities

Increase in cash flows provided by operating activities from 2018 to 2019:

Net cash flows provided by operating activities amounted to $132.0 million during the year ended December 31, 2019, which is materially consistent with $130.9 million during the year ended December 31, 2018.

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

Investing Activities

Increase in cash flows provided by investing activities from 2018 to 2019:

Net cash flows provided by investing activities amounted to $12.4 million during the year ended December 31, 2019, compared to net cash flows used in investing activities of $56.1 million during the year ended December 31, 2018. During the year ended December 31, 2019, cash flows provided by investing activities increased approximately $68.5 million, primarily due to the decrease in investments in real estate of approximately $32.6 million, an increase in proceeds from the sale of real estate of approximately $32.1 million and a decrease in improvements to properties of approximately $4.1 million.

Decrease in cash flows used in investing activities from 2017 to 2018:

Net cash flows used in investing activities amounted to $56.1 million during the year ended December 31, 2018, compared to $318.0 million during the year ended December 31, 2017. During the year ended December 31, 2018, cash flows used in investing activities decreased approximately $261.9 million, primarily due to the decrease in investments in real estate of approximately $219.2 million, an increase in proceeds from the sale of real estate of approximately $26.9 million and a decrease in improvements to properties of approximately $14.9 million.

Financing Activities

Increase in cash flows used in financing activities from 2018 to 2019:

Net cash flows used in financing activities amounted to $146.4 million during the year ended December 31, 2019, compared to $84.4 million during the year ended December 31, 2018. This increase of approximately $62.1 million for the year ended December 31, 2019 is primarily due to the net increase in payments on the credit facility of $84.5 million, offset by the decrease in repayments on mortgages of approximately $19.1 million.

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

Contractual Obligations

The following table presents the Company’s operating lease obligations and the principal and interest amounts of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding, at December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$577	$717	$24,132	$686	$26,708	$33,337	$86,157
Mortgage Notes Payable Interest	3,774	3,737	3,170	2,482	1,627	991	15,781
Term loan (2)	—	—	—	—	—	300,000	300,000
Credit facility (3)	—	—	—	—	84,000	—	84,000
Senior Notes Due 2027 (4)	10,475	10,475	10,475	10,475	10,475	281,425	333,800
Senior Notes Due 2026 (4)	7,900	7,900	7,900	7,900	7,900	215,800	255,300
Senior Notes Due 2024 (5)	10,000	10,000	10,000	10,000	260,000	—	300,000
Senior Notes Due 2023 (6)	12,500	12,500	12,500	262,500	—	—	300,000
Operating lease obligations	1,287	1,282	1,304	1,330	1,335	32,604	39,142
Total	$46,513	$46,611	$69,481	$295,373	$392,045	$864,157	$1,714,180
__________________

(1)Does not include unamortized mortgage premium of approximately $1.6 million as of December 31, 2019.
(2)For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of December 31, 2019 which was 3.0%, inclusive of the swap agreements the Company has entered into.
(3)For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the interest rate on the credit facility as of December 31, 2019 which was 2.7%.
(4)Represents payments of interest only in years 2020 through 2024 and payments of both principal and interest thereafter.
(5)Represents payments of interest only in years 2020 through 2023 and payments of both principal and interest thereafter.
(6)Represents payments of interest only in years 2020 through 2022 and payments of both principal and interest thereafter.

The Company has committed approximately $29.2 million and $1.5 million in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the year ended December 31, 2019. As of December 31, 2019, the Company did not have any capital lease obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of December 31, 2019, the Company does not have any off-balance sheet arrangements.

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

The Company has an unsecured term loan agreement with several banks under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective December 20, 2019, the Company entered into the First Amendment to First Amended and Restated Term Loan Agreement (as amended, the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from September 8, 2022 to January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million. The maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions.

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

As of December 31, 2019, the Company had $384.0 million of variable rate debt outstanding.  The Company has primarily used fixed-rate debt and forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 11, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of December 31, 2019, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	December 31, 2019 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(3,098)	$(1,812)	$(550)	$696	$1,919
$100,000	$(3,098)	$(1,812)	$(550)	$696	$1,919
$50,000	$(2,677)	$(2,026)	$(1,388)	$(757)	$(139)
$50,000	$(2,682)	$(2,031)	$(1,393)	$(762)	$(143)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of real estate investments
Description of the Matter	At December 31, 2019, the Company’s real estate investments totaled $2.7 billion. As discussed in Note 1 of the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the real estate investments are not expected to be recovered through future undiscounted cash flows. The Company did not identify any assets that were impaired at December 31, 2019.
Auditing management’s assessment of impairment is challenging due to the high degree of subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset. The significant inputs used in the assessment included capitalization rates, current and estimated future cash flows associated with each property, which were based on market information including, where applicable, market rental rates, leasing trends, occupancy trends, expense ratios, and other quantitative and qualitative factors.
How We Addressed the Matter in Our Audit	We obtained an understanding of management’s process to identify indicators of impairment, including the qualitative and quantitative analysis and related inputs and assumptions used in performing the analyses. We evaluated the design and tested the operating effectiveness of the controls that address the identification of indicators of impairment, in addition to controls around the quantitative assessment of impairment. For example, we tested controls over the Company’s process to estimate the fair value of its real estate assets and to assess the recoverability of each investment, including controls over management’s development and review of the significant inputs and assumptions described above used in the quantitative assessment.
Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present at any given property by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we reviewed the bad debt reserves analysis and rent rolls for any tenants with large reserved balances or upcoming lease expirations, in addition to reviewing various industry market surveys that indicate potential tenants with deteriorating credit quality to determine if they occupied a substantial portion of any particular property.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010
San Diego, California
February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

Opinion on Internal Control over Financial Reporting
We have audited Retail Opportunity Investments Corp.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Retail Opportunity Investments Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Retail Opportunity Investments Corp. as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 8 and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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
February 19, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Retail Opportunity Investments Partnership, LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Partnership, LP (the “Operating Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, Partners’ capital, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of real estate investments
Description of the Matter	At December 31, 2019, the Company’s real estate investments totaled $2.7 billion. As discussed in Note 1 of the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the real estate investments are not expected to be recovered through future undiscounted cash flows. The Company did not identify any assets that were impaired at December 31, 2019.
Auditing management’s assessment of impairment is challenging due to the high degree of subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset. The significant inputs used in the assessment included capitalization rates, current and estimated future cash flows associated with each property, which were based on market information including, where applicable, market rental rates, leasing trends, occupancy trends, expense ratios, and other quantitative and qualitative factors.
How We Addressed the Matter in Our Audit	We obtained an understanding of management’s process to identify indicators of impairment, including the qualitative and quantitative analysis and related inputs and assumptions used in performing the analyses. We evaluated the design and tested the operating effectiveness of the controls that address the identification of indicators of impairment, in addition to controls around the quantitative assessment of impairment. For example, we tested controls over the Company’s process to estimate the fair value of its real estate assets and to assess the recoverability of each investment, including controls over management’s development and review of the significant inputs and assumptions described above used in the quantitative assessment.
Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present at any given property by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. For example, we reviewed the bad debt reserves analysis and rent rolls for any tenants with large reserved balances or upcoming lease expirations, in addition to reviewing various industry market surveys that indicate potential tenants with deteriorating credit quality to determine if they occupied a substantial portion of any particular property.

/s/ Ernst & Young LLP
We have served as the Operating Partnership’s auditor since 2013
San Diego, California
February 19, 2020

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2019	2018
ASSETS
Real Estate Investments:
Land	$879,540	$894,240
Building and improvements	2,252,301	2,266,232
	3,131,841	3,160,472
Less: accumulated depreciation	390,916	329,207
	2,740,925	2,831,265
Mortgage note receivable	13,000	—
Real Estate Investments, net	2,753,925	2,831,265
Cash and cash equivalents	3,800	6,076
Restricted cash	1,658	1,373
Tenant and other receivables, net	45,821	46,832
Acquired lease intangible assets, net	59,701	72,109
Prepaid expenses	3,169	4,194
Deferred charges, net	27,652	33,857
Other assets	18,031	7,365
Total assets	$2,913,757	$3,003,071

LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,330	$299,076
Credit facility	80,743	153,689
Senior Notes	942,850	941,449
Mortgage notes payable	87,523	88,511
Acquired lease intangible liabilities, net	144,757	166,146
Accounts payable and accrued expenses	17,562	15,488
Tenants’ security deposits	7,177	7,065
Other liabilities	42,987	23,219
Total liabilities	1,621,929	1,694,643

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 116,496,016 and 113,992,837 shares issued and outstanding at December 31, 2019 and 2018, respectively	12	11
Additional paid-in capital	1,481,466	1,441,080
Dividends in excess of earnings	(297,998)	(256,438)
Accumulated other comprehensive (loss) income	(4,132)	3,561
Total Retail Opportunity Investments Corp. stockholders’ equity	1,179,348	1,188,214
Non-controlling interests	112,480	120,214
Total equity	1,291,828	1,308,428
Total liabilities and equity	$2,913,757	$3,003,071

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues
Rental revenue	$291,263	$289,601	$269,382
Other income	3,777	6,197	3,878
Total revenues	295,040	295,798	273,260

Operating expenses
Property operating	43,662	43,851	39,151
Property taxes	32,388	32,349	29,663
Depreciation and amortization	97,559	100,838	96,256
General and administrative expenses	17,831	14,918	14,103
Acquisition transaction costs	—	—	4
Other expense	1,405	478	418
Total operating expenses	192,845	192,434	179,595

Gain on sale of real estate	13,175	5,890	—

Operating income	115,370	109,254	93,665

Non-operating expenses
Interest expense and other finance expenses	(61,687)	(62,113)	(50,977)
Net income	53,683	47,141	42,688
Net income attributable to non-controlling interests	(4,839)	(4,405)	(4,211)
Net Income Attributable to Retail Opportunity Investments Corp.	$48,844	$42,736	$38,477

Earnings per share – basic and diluted	$0.42	$0.38	$0.35

Dividends per common share	$0.7880	$0.7800	$0.7500

Comprehensive income:
Net income	$53,683	$47,141	$42,688
Other comprehensive (loss) income:
Unrealized swap derivative (loss) gain arising during the period	(7,348)	1,648	3,665
Reclassification adjustment for amortization of interest expense included in net income	(345)	57	1,920
Other comprehensive (loss) income	(7,693)	1,705	5,585
Comprehensive income	45,990	48,846	48,273
Comprehensive income attributable to non-controlling interests	(4,839)	(4,405)	(4,211)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$41,151	$44,441	$44,062

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive (loss) income	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2016	109,301,762	$11	$1,357,910	$(165,951)	$(3,729)	$127,324	$1,315,565
Shares issued under the 2009 Equity Incentive Plan	353,261	—	44	—	—	—	44
Shares withheld for employee taxes	(74,331)	—	(1,571)	—	—	—	(1,571)
Cancellation of restricted stock	(1,999)	—	—	—	—	—	—
Stock based compensation expense	—	—	6,190	—	—	—	6,190
Issuance of OP Units to non-controlling interests	—	—	—	—	—	49,599	49,599
Redemption / Exchange of OP Units	2,555,933	—	50,155	—	—	(50,155)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(150)	(150)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(3,574)	—	—	3,574	—
Proceeds from the issuance of common stock	212,825	—	4,481	—	—	—	4,481
Registration expenditures	—	—	(1,045)	—	—	—	(1,045)
Cash dividends ($0.7500 per share)	—	—	—	(82,781)	—	(8,729)	(91,510)
Dividends payable to officers	—	—	—	(235)	—	—	(235)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	38,477	—	—	38,477
Net income attributable to non-controlling interests	—	—	—	—	—	4,211	4,211
Other comprehensive income	—	—	—	—	5,585	—	5,585
Balance at December 31, 2017	112,347,451	$11	$1,412,590	$(210,490)	$1,856	$125,674	$1,329,641
Shares issued under the 2009 Equity Incentive Plan	397,861	—	269	—	—	—	269
Shares withheld for employee taxes	(70,168)	—	(1,400)	—	—	—	(1,400)
Cancellation of restricted stock	(8,997)	—	—	—	—	—	—
Stock based compensation expense	—	—	7,392	—	—	—	7,392
Cash redemption for non-controlling interests	—	—	—	—	—	(3,713)	(3,713)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,904)	—	—	2,904	—
Proceeds from the issuance of common stock	1,326,690	—	25,703	—	—	—	25,703
Registration expenditures	—	—	(570)	—	—	—	(570)
Cash dividends ($0.7800 per share)	—	—	—	(88,417)	—	(9,056)	(97,473)
Dividends payable to officers	—	—	—	(267)	—	—	(267)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	42,736	—	—	42,736
Net income attributable to non-controlling interests	—	—	—	—	—	4,405	4,405
Other comprehensive income	—	—	—	—	1,705	—	1,705
Balance at December 31, 2018	113,992,837	$11	$1,441,080	$(256,438)	$3,561	$120,214	$1,308,428
Shares issued under the Equity Incentive Plan	631,022	—	1,942	—	—	—	1,942
Shares withheld for employee taxes	(125,072)	—	(1,986)	—	—	—	(1,986)
Cancellation of restricted stock	(6,997)	—	—	—	—	—	—
Stock based compensation expense	—	—	7,352	—	—	1,215	8,567
Redemption of OP Units	143,190	—	2,632	—	—	(2,632)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(5,043)	(5,043)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,983)	—	—	2,983	—
Proceeds from the issuance of common stock	1,861,036	1	34,161	—	—	—	34,162
Registration expenditures	—	—	(732)	—	—	—	(732)
Cash dividends ($0.7880 per share)	—	—	—	(90,549)	—	(8,921)	(99,470)
Dividends payable to officers	—	—	—	145	—	(175)	(30)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	48,844	—	—	48,844
Net income attributable to non-controlling interests	—	—	—	—	—	4,839	4,839
Other comprehensive loss	—	—	—	—	(7,693)	—	(7,693)
Balance at December 31, 2019	116,496,016	$12	$1,481,466	$(297,998)	$(4,132)	$112,480	$1,291,828
 See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,683	$47,141	$42,688
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97,559	100,838	96,256
Amortization of deferred financing costs and mortgage premiums, net	2,076	1,899	2,026
Straight-line rent adjustment	(3,083)	(5,380)	(6,176)
Amortization of above and below market rent	(15,618)	(13,965)	(17,078)
Amortization relating to stock based compensation	8,567	7,392	6,190
Provisions for tenant credit losses	1,969	1,729	1,191
Other noncash interest expense	524	1,674	2,139
Gain on sale of real estate	(13,175)	(5,890)	—
Change in operating assets and liabilities:
Tenant and other receivables	543	(57)	(2,452)
Prepaid expenses	962	(1,344)	464
Accounts payable and accrued expenses	303	(1,622)	456
Other assets and liabilities, net	(2,271)	(1,497)	3,234
Net cash provided by operating activities	132,039	130,918	128,938

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(11,601)	(44,195)	(263,366)
Proceeds from sale of real estate	58,930	26,880	—
Improvements to properties	(35,177)	(39,240)	(54,097)
Deposits on real estate acquisitions, net	—	500	(500)
Proceeds on repayment of mortgage note receivable	250	—	—
Net cash provided by (used in) investing activities	12,402	(56,055)	(317,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(551)	(19,612)	(8,848)
Proceeds from draws on credit facility	101,000	177,000	327,500
Payments on credit facility	(173,000)	(164,500)	(282,000)
Proceeds from issuance of Senior Notes	—	—	250,000
Redemption of OP Units	(5,043)	(3,713)	(150)
Distributions to OP Unitholders	(8,921)	(9,056)	(8,729)
Deferred financing and other costs	(2,804)	—	(3,845)
Proceeds from the sale of common stock	34,162	25,703	4,481
Registration expenditures	(478)	(570)	(1,225)
Dividends paid to common shareholders	(90,753)	(88,500)	(82,917)
Common shares issued under the Equity Incentive Plan	1,942	269	44
Shares withheld for employee taxes	(1,986)	(1,400)	(1,571)
Net cash (used in) provided by financing activities	(146,432)	(84,379)	192,740
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,991)	(9,516)	3,715
Cash, cash equivalents and restricted cash at beginning of period	7,449	16,965	13,250
Cash, cash equivalents and restricted cash at end of period	$5,458	$7,449	$16,965

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$3,800	$6,076	$11,553
Restricted cash	1,658	1,373	5,412
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$5,458	$7,449	$16,965

 See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	December 31,
	2019	2018
ASSETS
Real Estate Investments:
Land	$879,540	$894,240
Building and improvements	2,252,301	2,266,232
	3,131,841	3,160,472
Less: accumulated depreciation	390,916	329,207
	2,740,925	2,831,265
Mortgage note receivable	13,000	—
Real Estate Investments, net	2,753,925	2,831,265
Cash and cash equivalents	3,800	6,076
Restricted cash	1,658	1,373
Tenant and other receivables, net	45,821	46,832
Acquired lease intangible assets, net	59,701	72,109
Prepaid expenses	3,169	4,194
Deferred charges, net	27,652	33,857
Other assets	18,031	7,365
Total assets	$2,913,757	$3,003,071

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,330	$299,076
Credit facility	80,743	153,689
Senior Notes	942,850	941,449
Mortgage notes payable	87,523	88,511
Acquired lease intangible liabilities, net	144,757	166,146
Accounts payable and accrued expenses	17,562	15,488
Tenants’ security deposits	7,177	7,065
Other liabilities	42,987	23,219
Total liabilities	1,621,929	1,694,643

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,183,480	1,184,653
Limited partners’ capital	112,480	120,214
Accumulated other comprehensive (loss) income	(4,132)	3,561
Total capital	1,291,828	1,308,428
Total liabilities and capital	$2,913,757	$3,003,071

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Revenues
Rental revenue	$291,263	$289,601	$269,382
Other income	3,777	6,197	3,878
Total revenues	295,040	295,798	273,260

Operating expenses
Property operating	43,662	43,851	39,151
Property taxes	32,388	32,349	29,663
Depreciation and amortization	97,559	100,838	96,256
General and administrative expenses	17,831	14,918	14,103
Acquisition transaction costs	—	—	4
Other expense	1,405	478	418
Total operating expenses	192,845	192,434	179,595

Gain on sale of real estate	13,175	5,890	—

Operating income	115,370	109,254	93,665
Non-operating expenses
Interest expense and other finance expenses	(61,687)	(62,113)	(50,977)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$53,683	$47,141	$42,688

Earnings per unit - basic and diluted	$0.42	$0.38	$0.35

Distributions per unit	$0.7880	$0.7800	$0.7500

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$53,683	$47,141	$42,688
Other comprehensive (loss) income:
Unrealized swap derivative (loss) gain arising during the period	(7,348)	1,648	3,665
Reclassification adjustment for amortization of interest expense included in net income	(345)	57	1,920
Other comprehensive (loss) income	(7,693)	1,705	5,585
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$45,990	$48,846	$48,273

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive (loss) income
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2016	11,668,061	$127,324	109,301,762	$1,191,970	$(3,729)	$1,315,565
OP Units issued under the 2009 Equity Incentive Plan	—	—	353,261	44	—	44
OP Units withheld for employee taxes	—	—	(74,331)	(1,571)	—	(1,571)
Cancellation of OP Units	—	—	(1,999)	—	—	—
Stock based compensation expense	—	—	—	6,190	—	6,190
Issuance of OP Units in connection with acquisitions	2,573,927	49,599	—	—	—	49,599
Equity redemption of OP Units	(2,555,933)	(50,155)	2,555,933	50,155	—	—
Cash redemption of OP Units	(7,064)	(150)	—	—		(150)
Adjustment to non-controlling interests ownership in Operating Partnership	—	3,574	—	(3,574)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	212,825	4,481	—	4,481
Registration expenditures	—	—	—	(1,045)	—	(1,045)
Cash distributions ($0.7500 per unit)	—	(8,729)	—	(82,781)	—	(91,510)
Distributions payable to officers	—	—	—	(235)	—	(235)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	4,211	—	38,477	—	42,688
Other comprehensive income	—	—	—	—	5,585	5,585
Balance at December 31, 2017	11,678,991	$125,674	112,347,451	$1,202,111	$1,856	$1,329,641
OP units issued under the 2009 Equity Incentive Plan	—	—	397,861	269	—	269
OP Units withheld for employee taxes	—	—	(70,168)	(1,400)	—	(1,400)
Cancellation of OP Units	—	—	(8,997)	—	—	—
Stock based compensation expense	—	—	—	7,392	—	7,392
Cash redemption of OP Units	(201,950)	(3,713)	—	—	—	(3,713)
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,904	—	(2,904)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	1,326,690	25,703	—	25,703
Registration expenditures	—	—	—	(570)	—	(570)
Cash distributions ($0.7800 per unit)	—	(9,056)	—	(88,417)	—	(97,473)
Distributions payable to officers	—	—	—	(267)	—	(267)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	4,405	—	42,736	—	47,141
Other comprehensive income	—	—	—	—	1,705	1,705
Balance at December 31, 2018	11,477,041	$120,214	113,992,837	$1,184,653	$3,561	$1,308,428
OP units issued under the Equity Incentive Plan	—	—	631,022	1,942	—	1,942
OP Units withheld for employee taxes	—	—	(125,072)	(1,986)	—	(1,986)
Cancellation of OP Units	—	—	(6,997)	—	—	—
Stock based compensation expense	—	1,215	—	7,352	—	8,567
Equity redemption of OP Units	(143,190)	(2,632)	143,190	2,632	—	—
Cash redemption of OP Units	(282,761)	(5,043)	—	—	—	(5,043)
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,983	—	(2,983)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	1,861,036	34,162	—	34,162
Registration expenditures	—	—	—	(732)	—	(732)
Cash distributions ($0.7880 per unit)	—	(8,921)	—	(90,549)	—	(99,470)
Distributions payable to officers	—	(175)	—	145	—	(30)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	4,839	—	48,844	—	53,683
Other comprehensive loss	—	—	—	—	(7,693)	(7,693)
Balance at December 31, 2019	11,051,090	$112,480	116,496,016	$1,183,480	$(4,132)	$1,291,828

(1)Consists of limited partnership interests held by third parties.
(2)Consists of general and limited partnership interests held by ROIC.
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,683	$47,141	$42,688
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97,559	100,838	96,256
Amortization of deferred financing costs and mortgage premiums, net	2,076	1,899	2,026
Straight-line rent adjustment	(3,083)	(5,380)	(6,176)
Amortization of above and below market rent	(15,618)	(13,965)	(17,078)
Amortization relating to stock based compensation	8,567	7,392	6,190
Provisions for tenant credit losses	1,969	1,729	1,191
Other noncash interest expense	524	1,674	2,139
Gain on sale of real estate	(13,175)	(5,890)	—
Change in operating assets and liabilities:
Tenant and other receivables	543	(57)	(2,452)
Prepaid expenses	962	(1,344)	464
Accounts payable and accrued expenses	303	(1,622)	456
Other assets and liabilities, net	(2,271)	(1,497)	3,234
Net cash provided by operating activities	132,039	130,918	128,938

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(11,601)	(44,195)	(263,366)
Proceeds from sale of real estate	58,930	26,880	—
Improvements to properties	(35,177)	(39,240)	(54,097)
Deposits on real estate acquisitions, net	—	500	(500)
Proceeds on repayment of mortgage note receivable	250	—	—
Net cash provided by (used in) investing activities	12,402	(56,055)	(317,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(551)	(19,612)	(8,848)
Proceeds from draws on credit facility	101,000	177,000	327,500
Payments on credit facility	(173,000)	(164,500)	(282,000)
Proceeds from issuance of Senior Notes	—	—	250,000
Redemption of OP Units	(5,043)	(3,713)	(150)
Deferred financing and other costs	(2,804)	—	(3,845)
Proceeds from the issuance of OP Units in connection with issuance of common stock	34,162	25,703	4,481
Registration expenditures	(478)	(570)	(1,225)
Distributions to OP Unitholders	(99,674)	(97,556)	(91,646)
Issuance of OP Units under the Equity Incentive Plan	1,942	269	44
OP Units withheld for employee taxes	(1,986)	(1,400)	(1,571)
Net cash (used in) provided by financing activities	(146,432)	(84,379)	192,740
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,991)	(9,516)	3,715
Cash, cash equivalents and restricted cash at beginning of period	7,449	16,965	13,250
Cash, cash equivalents and restricted cash at end of period	$5,458	$7,449	$16,965

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$3,800	$6,076	$11,553
Restricted cash	1,658	1,373	5,412
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$5,458	$7,449	$16,965

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-2, “Leases.” ASU No. 2016-2 resulted in the recognition of a right-to-use asset and related liability to account for future obligations under ground lease agreements for which the Company is the lessee. In addition, this ASU requires that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained are no longer capitalized as initial direct costs and instead are expensed as incurred.

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

The Company adopted the provisions of ASU No. 2016-2 effective January 1, 2019 using the modified retrospective approach and accordingly, recognized a lease liability of approximately $18.0 million, which is included in Other liabilities in the accompanying balance sheet, and a related right-to-use asset of approximately $17.0 million, which is included in Other assets in the accompanying balance sheet, for all operating leases in which the Company is a lessee based on the present value of the minimum rental payments remaining as of the initial application date. The present value of the remaining lease payments was calculated for each operating lease using each respective remaining lease term and a corresponding estimated incremental borrowing rate, which is the interest rate that the Company estimates it would have to pay to borrow on a collateralized basis over a similar term.

Based on its election of the package of practical expedients, the Company was not required to reassess whether any expired or existing contracts are or contain leases, reassess the lease classification for any expired or existing leases, or reassess initial direct costs for any existing leases. Accordingly, the Company’s ground lease agreements for which the Company is the lessee will continue to be accounted for as operating leases under the new standard. Further, the Company elected the practical expedient to account for both its lease and non-lease components as a combined single lease component and elected the optional transition method permitting January 1, 2019 to be its initial application date. Additionally, leasing payroll-related costs that are incurred regardless of whether leases are obtained are no longer capitalized as initial direct costs and instead are expensed as incurred. These costs amounted to approximately $1.3 million and $1.2 million during the years ended December 31, 2018 and 2017, respectively. Further, bad debt, which has previously been recorded in Property operating, has now been classified as a contra-revenue account in Rental revenue in the Company’s consolidated statements of operations and comprehensive income.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Topics.” ASU No. 2016-13 requires companies to adopt a new approach to estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans. The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. ASU No. 2016-13 will be effective for the Company beginning on January 1, 2020, with early adoption permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the recoverability of assets to be held and used, purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables, the valuation of performance-based restricted stock, LTIPs, and derivatives.  Actual results could differ from these estimates.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2019, the statute of limitations for tax years 2016 through and including 2018 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  During the years ended December 31, 2019 and 2018, capitalized costs related to the improvement or replacement of real estate properties were approximately $38.0 million and $40.3 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions.  In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the years ended December 31, 2019 or 2018. The Company expensed acquisition transaction costs during the year ended December 31, 2017 of $4,000.

Sales of real estate are recognized only when it is determined that the Company will collect substantially all of the consideration to which it is entitled, possession and other attributes of ownership have been transferred to the buyer and the Company has no controlling financial interest. The application of these criteria can be complex and requires the Company to make assumptions. Management has determined that all of these criteria were met for all real estate sold during the periods presented.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2019 or December 31, 2018.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The provision for doubtful accounts at December 31, 2019 and December 31, 2018 was approximately $8.2 million and $6.9 million, respectively.

Depreciation and Amortization

The Company uses the straight-line method for depreciation and amortization.  Buildings are depreciated over estimated useful lives which the Company estimates to be 39-40 years.  Property improvements are depreciated over estimated useful lives that range from 10 to 20 years.  Furniture and fixtures are depreciated over the estimated useful lives that range from 3 to 10 years.  Tenant improvements are amortized over the shorter of the life of the related leases or their useful life.

Deferred Leasing and Financing Costs

Costs incurred in obtaining tenant leases (principally leasing commissions and acquired lease origination costs) are amortized ratably over the life of the tenant leases. Costs incurred in obtaining long-term financing are amortized ratably over the related debt agreement. The amortization of deferred leasing and financing costs is included in Depreciation and amortization and Interest expense and other finance expenses, respectively, in the consolidated statements of operations and comprehensive income.

The unamortized balances of deferred leasing costs included in deferred charges in the Consolidated Balance Sheets as of December 31, 2019 that will be charged to future operations are as follows (in thousands):

Lease Origination Costs
2020	$5,804
2021	4,922
2022	4,115
2023	3,261
2024	2,523
Thereafter	7,027
$27,652

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

For the years ended December 31, 2019, 2018 and 2017, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units outstanding under the Equity Incentive Plan described in Note 8 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$53,683	$47,141	$42,688
Less income attributable to non-controlling interests	(4,839)	(4,405)	(4,211)
Less earnings allocated to unvested shares	(453)	(401)	(319)
Net income available for common stockholders, basic	$48,391	$42,335	$38,158
Numerator:
Net income	$53,683	$47,141	$42,688
Less earnings allocated to unvested shares	(453)	(401)	(319)
Net income available for common stockholders, diluted	$53,230	$46,740	$42,369
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	114,177,528	112,645,490	109,400,123
OP units	11,334,408	11,626,312	12,060,835
Performance-based restricted stock awards and LTIP Units	206,100	183,683	153,807
Stock options	23,450	103,408	129,066
Denominator for diluted EPS – weighted average common equivalent shares	125,741,486	124,558,893	121,743,831

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$53,683	$47,141	$42,688
Less earnings allocated to unvested shares	(453)	(401)	(319)
Net income available to unitholders, basic and diluted	$53,230	$46,740	$42,369
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	125,511,936	124,271,802	121,460,958
Performance-based restricted stock awards and LTIP Units	206,100	183,683	153,807
Stock options	23,450	103,408	129,066
Denominator for diluted earnings per unit – weighted average common equivalent units	125,741,486	124,558,893	121,743,831

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following tables provides supplemental disclosures related to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$275	$291	$253
Interest paid	$60,319	$60,494	$46,271
Other non-cash investing and financing activities increase (decrease):
Issuance of OP Units in connection with acquisitions	$—	$—	$49,599
Fair value of assumed mortgages upon acquisition	$—	$—	$46,801
Intangible lease liabilities	$—	$1,680	$48,684
Interest rate swap asset	$(4,931)	$610	$3,446
Interest rate swap liabilities	$3,285	$580	$—
Accrued real estate improvement costs	$3,222	$2,200	$3,568
Equity redemption of OP Units	$2,632	$—	$50,155
Disposition of real estate through issuance of mortgage note	$13,250	$—	$—

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

2.  Real Estate Investments

The following real estate investment transactions occurred during the years ended December 31, 2019 and 2018.

The Company evaluated the following acquisitions and determined that substantially all of the fair value related to each acquisition was concentrated in a single identifiable asset. The Company allocated the total consideration for each acquisition to the individual assets and liabilities acquired on a relative fair value basis. All transaction costs incurred in these acquisitions were capitalized.

Property Asset Acquisitions in 2019

On December 13, 2019, the Company acquired the property known as Summerwalk Village located in Lacey, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $11.6 million. Summerwalk Village is approximately 58,000 square feet and is anchored by Walmart Neighborhood Market. The property was acquired with borrowings under the credit facility.

Property Asset Acquisitions in 2018

During the year ended December 31, 2018, the Company acquired two properties with a total of approximately 112,000 square feet for an adjusted purchase price of approximately $35.0 million.

The financial information set forth below summarizes the Company’s purchase price allocation for the properties acquired during the years ended December 31, 2019 and 2018 (in thousands).

	December 31,
	2019	2018
Assets
Land	$2,320	$7,666
Building and improvements	9,281	35,629
Acquired lease intangible asset	—	1,763
Deferred charges	—	818
Assets acquired	$11,601	$45,876
Liabilities
Acquired lease intangible liability	—	1,680
Liabilities assumed	$—	$1,680

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2018 for the properties acquired during the year ended December 31, 2018 (in thousands).

Year Ended December 31, 2018
Statement of operations:
Revenues	$2,343
Net income attributable to Retail Opportunity Investments Corp.	$753

Property Dispositions in 2019

On February 15, 2019, the Company sold Vancouver Market Center, a non-core shopping center located in Vancouver, Washington. The sales price of $17.0 million, less costs to sell, resulted in net proceeds of approximately $16.0 million. The Company recorded a gain on sale of real estate of approximately $2.6 million during the year ended December 31, 2019 related to this property disposition.

On May 1, 2019, the Company sold Norwood Shopping Center, a non-core shopping center located in Sacramento, California for a sales price of $13.5 million. In connection with the sale of this property, the Company entered into a $13.3 million mortgage note with the buyer. The mortgage note is a four year interest only note whereby the interest rate increases 1% annually from 3% to 6%. The Company recorded a gain on sale of real estate of approximately $180,000 during the year ended December 31, 2019 related to this property disposition.

On August 1, 2019, the Company sold Morada Ranch, a non-core shopping center located in Stockton, California. The sales price of $30.0 million, less costs to sell, resulted in net proceeds of approximately $29.1 million. The Company recorded a gain on sale of real estate of approximately $10.4 million during the year ended December 31, 2019 related to this property disposition.

On December 12, 2019, the Company sold Mission Foothill Marketplace, located in Mission Viejo, California, as a redevelopment property. The Company retained ownership of two retail pads that will be the gateway to the buyer's planned single-family and townhome community. The sales price of approximately $13.6 million, less costs to sell, resulted in net proceeds of approximately $13.5 million.

Property Dispositions in 2018

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

3.  Acquired Lease Intangibles

Intangible assets and liabilities as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31,
	2019	2018
Assets:
In-place leases	$77,910	$92,354
Accumulated amortization	(31,686)	(36,835)
Above-market leases	25,039	30,093
Accumulated amortization	(11,562)	(13,503)
Acquired lease intangible assets, net	$59,701	$72,109
Liabilities:
Below-market leases	$198,272	$217,212
Accumulated amortization	(53,515)	(51,066)
Acquired lease intangible liabilities, net	$144,757	$166,146

For the years ended December 31, 2019, 2018 and 2017, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities for above and below market leases was $15.6 million, $14.0 million and $17.1 million, respectively, which amounts are included in Rental revenue in the accompanying consolidated statements of operations and comprehensive income.  For the years ended December 31, 2019, 2018 and 2017, the amortization of in-place leases was $8.1 million, $11.4 million and $14.4 million, respectively, which amounts are included in Depreciation and amortization in the accompanying consolidated statements of operations and comprehensive income.

The scheduled future amortization of acquired lease intangible assets as of December 31, 2019 is as follows (in thousands):

Year Ending December 31:
2020	$5,179
2021	4,138
2022	3,440
2023	2,862
2024	2,458
Thereafter	41,624
Total future amortization of acquired lease intangible assets	$59,701

The scheduled future amortization of acquired lease intangible liabilities as of December 31, 2019 is as follows (in thousands):

Year Ending December 31:
2020	$12,289
2021	11,123
2022	10,229
2023	9,485
2024	9,324
Thereafter	92,307
Total future amortization of acquired lease intangible liabilities	$144,757

4.  Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of December 31, 2019 are summarized as follows (in thousands):

Year Ending December 31:
2020	$201,202
2021	183,897
2022	159,296
2023	130,882
2024	99,572
Thereafter	415,762
Total minimum lease payments	$1,190,611

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at December 31, 2019 and December 31, 2018, respectively, were as follows (in thousands, except interest rates):

	Maturity Date	Interest Rate	December 31,
Property			2019	2018
Casitas Plaza Shopping Center	June 2022	5.320%	$7,001	$7,158
Riverstone Marketplace	July 2022	4.960%	17,656	18,050
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	35,500	35,500
			86,157	86,708
Mortgage premiums			1,594	2,074
Net unamortized deferred financing costs			(228)	(271)
Total mortgage notes payable			$87,523	$88,511

The combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2020	$—	$577	$481	$1,058
2021	—	717	481	1,198
2022	23,129	1,003	344	24,476
2023	—	686	216	902
2024	26,000	708	72	26,780
Thereafter	32,787	550	—	33,337
Total	$81,916	$4,241	$1,594	$87,751

Term Loan and Credit Facility

The carrying values of the Company’s unsecured term loan (the “term loan”) were as follows (in thousands):

	December 31,
	2019	2018
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,670)	(924)
Term loan	$298,330	$299,076

The Company has an unsecured term loan agreement with several banks under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective December 20, 2019, the Company entered into the First Amendment to First Amended and Restated Term Loan Agreement (as amended, the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from September 8, 2022 to January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	December 31,
	2019	2018
Credit facility	$84,000	$156,000
Net unamortized deferred financing costs	(3,257)	(2,311)
Credit facility	$80,743	$153,689

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million. The maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the credit facility contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the credit facility accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the credit facility. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-).

Both the term loan and credit facility contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility are subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2019.

As of December 31, 2019, $300.0 million and $84.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rates on the term loan and the credit facility during the year ended December 31, 2019 were 3.4% and 3.3%, respectively. As discussed in Note 11 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The

Company had no available borrowings under the term loan at December 31, 2019. The Company had $516.0 million available to borrow under the credit facility at December 31, 2019.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	December 31,
	2019	2018
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(998)	(1,123)
Senior Notes Due 2027	$249,002	$248,877

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	December 31,
	2019	2018
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(191)	(219)
Senior Notes Due 2026	$199,809	$199,781

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	December 31,
	2019	2018
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,912)	(2,252)
Net unamortized deferred financing costs	(1,094)	(1,314)
Senior Notes Due 2024	$246,994	$246,434

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	December 31,
	2019	2018
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,915)	(2,339)
Net unamortized deferred financing costs	(1,040)	(1,304)
Senior Notes Due 2023	$247,045	$246,357

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

The combined aggregate principal maturities of the Company’s unsecured senior notes payable during the next five years and thereafter are as follows (in thousands):

Principal Repayments
2020	$—
2021	—
2022	—
2023	250,000
2024	250,000
Thereafter	450,000
Total	$950,000

Deferred Financing Costs

The unamortized balances of deferred financing costs associated with the Company’s term loan, unsecured revolving credit facility, Senior Notes Due 2027, Senior Notes Due 2026, Senior Notes Due 2024, Senior Notes Due 2023, and mortgage notes payable included as a direct reduction from the carrying amount of the related debt instrument in the consolidated balance sheets as of December 31, 2019 that will be charged to future operations during the next five years and thereafter are as follows (in thousands):

Financing Costs
2020	$1,799
2021	1,799
2022	1,796
2023	1,781
2024	836
Thereafter	467
$8,478

6.  Preferred Stock of ROIC

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of December 31, 2019 and 2018, there were no shares of preferred stock outstanding.

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

During the year ended December 31, 2019, ROIC sold a total of 1,861,036 shares under the Sales Agreements, which resulted in gross proceeds of approximately $34.2 million and commissions of approximately $342,000 paid to the Agents. During the year ended December 31, 2018, ROIC sold a total of 1,251,376 shares under the Sales Agreements, which resulted in gross proceeds of approximately $24.2 million and commissions of approximately $242,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. Through the year ended December 31, 2019, the Company has not repurchased any shares of common stock under this program.

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

Restricted Stock

During the year ended December 31, 2019, ROIC awarded 354,161 shares of time-based restricted common stock under the Equity Incentive Plan.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2019, and changes during the year ended December 31, 2019 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2018	1,002,835	$16.88
Granted	354,161	$17.20
Vested	(364,913)	$19.06
Forfeited	(37,286)	$12.97
Non-vested as of December 31, 2019	954,797	$16.55

As of December 31, 2019, there remained a total of approximately $6.1 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the Equity Incentive Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.6 years (irrespective of achievement of the performance conditions). The total fair value of restricted stock that vested during the years ended December 31, 2019, 2018 and 2017 was $5.8 million, $5.5 million and $6.3 million, respectively.

LTIP Units

During the year ended December 31, 2019, ROIC awarded 187,279 LTIP Units under the Equity Incentive Plan. The LTIP Units vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2022. The LTIP Units were issued at a weighted average grant date fair value of $16.27.

As of December 31, 2019, there remained a total of approximately $2.4 million of unrecognized compensation expense related to outstanding non-vested LTIPs awarded under the Equity Incentive Plan.  LTIP compensation expense is expected to be expensed over a remaining weighted average period of 2.0 years.

Stock Options

During the year ended December 31, 2019, a total of 186,000 options were exercised at a weighted average exercise price of $10.44. The total intrinsic value of stock options exercised during the year ended December 31, 2019 was approximately $1.4 million.

Stock Based Compensation Expense

For the years ended December 31, 2019, 2018 and 2017, the amounts charged to expense for all stock based compensation totaled approximately $8.6 million, $7.4 million and $6.2 million, respectively.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Code.  Under the 401K Plan, the Company made matching contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $87,000, $86,000 and $70,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

9. Capital of the Operating Partnership

As of December 31, 2019, the Operating Partnership had 127,547,106 OP Units outstanding. ROIC owned an approximate 91.3% interest in the Operating Partnership at December 31, 2019, or 116,496,016 OP Units. The remaining 11,051,090 OP Units are owned by other limited partners. A share of ROIC’s common stock and the OP Units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of December 31, 2019, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the year ended December 31, 2019, ROIC received notices of redemption for a total of 425,951 OP Units. ROIC elected to redeem 282,761 OP Units in cash, and accordingly, a total of approximately $5.0 million was paid during the year ended December 31, 2019 to the holder of the respective OP Units. In accordance with the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, the redemption value of the OP Units was calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding the date of receipt of the notice of redemption. ROIC elected to redeem the remaining 143,190 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 143,190 shares of ROIC common stock were issued.

The redemption value of the OP Units owned by the limited partners as of December 31, 2019, not including ROIC, had such units been redeemed at December 31, 2019, was approximately $191.5 million, calculated based on the average closing price on the NASDAQ Stock Market of ROIC common stock for the ten consecutive trading days immediately preceding December 31, 2019, which amounted to $17.33 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and revolving credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at December 31, 2019 was approximately $246.7 million and $195.0 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at December 31, 2019 was approximately $260.4 million and $269.3 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $87.2 million with a weighted average interest rate of 3.8% as of December 31, 2019. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s current interest rate swaps as of December 31, 2019 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2019:
Liabilities
Derivative financial instruments	$—	$(3,865)	$—	$(3,865)

December 31, 2018:
Assets
Derivative financial instruments	$—	$4,931	$—	$4,931
Liabilities
Derivative financial instruments	$—	$(580)	$—	$(580)

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $1.5 million will be reclassified as an increase to interest expense related to the Company’s four outstanding swap arrangements and it’s previously cash-settled swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2019 and 2018, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	December 31, 2019 Fair Value	December 31, 2018 Fair Value
Interest rate products	Other assets	$—	$4,931
Interest rate products	Other liabilities	$(3,865)	$(580)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2019, 2018, and 2017, respectively (in thousands).  Amounts reclassified from other comprehensive income (“OCI”) due to ineffectiveness are recognized as interest expense.

	Year Ended December 31,
	2019	2018	2017
Amount of (loss) gain recognized in OCI on derivatives	$(7,348)	$1,648	$3,665
Amount of (gain) loss reclassified from AOCI into interest	$(345)	$57	$1,920

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. In accordance with ASU 2016-02, the Company recorded a right-of-use asset and related lease liability for these ground leases as of January 1, 2019. As of December 31, 2019, the Company’s weighted average remaining lease term is approximately 37.6 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $1.6 million, $1.9 million, and $1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum annual lease payments under operating leases to the lease liability as of December 31, 2019 (in thousands):

Operating Leases
2020	$1,287
2021	1,282
2022	1,304
2023	1,330
2024	1,335
Thereafter	32,604
Total undiscounted future minimum lease payments	39,142
Future minimum lease payments, discount	(21,467)
Lease liability	$17,675

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

Legal Settlement

During the year ended December 31, 2019, the Company settled an ongoing lawsuit for approximately $1.4 million and accordingly, recorded a $950,000 charge to Other expense in the accompanying consolidated statements of operations and comprehensive income during the year ended December 31, 2019.

13.  Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space.  For the years ended December 31, 2019, 2018, and 2017, the Company incurred approximately $84,000, $74,000 and $52,000, respectively, of expenses relating to the agreements which were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

14.  Quarterly Results of Operations (Unaudited)

The unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 for ROIC are as follows (in thousands, except share data):

	Year Ended December 31, 2019
	March 31	June 30	September 30	December 31
Total revenues	$76,053	$72,930	$72,438	$73,619
Net income	$14,583	$8,346	$19,628	$11,126
Net income attributable to ROIC	$13,250	$7,585	$17,858	$10,151
Basic and diluted income per share	$0.12	$0.07	$0.16	$0.09

	Year Ended December 31, 2018
	March 31	June 30	September 30	December 31
Total revenues	$74,395	$72,341	$73,904	$75,158
Net income	$11,824	$8,102	$15,647	$11,568
Net income attributable to ROIC	$10,702	$7,339	$14,194	$10,501
Basic and diluted income per share	$0.09	$0.06	$0.12	$0.09

The unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 for the Operating Partnership are as follows (in thousands, except unit data):

	Year Ended December 31, 2019
	March 31	June 30	September 30	December 31
Total revenues	$76,053	$72,930	$72,438	$73,619
Net income attributable to the Operating Partnership	$14,583	$8,346	$19,628	$11,126
Basic and diluted income per unit	$0.12	$0.07	$0.16	$0.09

	Year Ended December 31, 2018
	March 31	June 30	September 30	December 31
Total revenues	$74,395	$72,341	$73,904	$75,158
Net income attributable to the Operating Partnership	$11,824	$8,102	$15,647	$11,568
Basic and diluted income per unit	$0.09	$0.06	$0.12	$0.09

15.  Subsequent Events

On February 18, 2020, the Company’s board of directors declared a cash dividend on its common stock of $0.20 per share, payable on March 30, 2020 to holders of record on March 16, 2020.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

Paramount Plaza, CA	$—	$6,347	$10,274	$530	$2,127	$6,877	$12,401	$19,278	$3,997	12/22/2009
Santa Ana Downtown Plaza, CA	—	7,895	9,890	—	4,029	7,895	13,919	21,814	3,812	1/26/2010
Meridian Valley Plaza, WA	—	1,881	4,795	—	1,757	1,881	6,552	8,433	2,085	2/1/2010
The Market at Lake Stevens, WA	—	3,087	12,397	—	392	3,087	12,789	15,876	3,782	3/16/2010
Pleasant Hill Marketplace, CA	—	6,359	6,927	—	1,590	6,359	8,517	14,876	2,765	4/8/2010
Happy Valley Town Center, OR	—	11,678	27,011	—	2,906	11,678	29,917	41,595	8,317	7/14/2010
Cascade Summit Town Square, OR	—	8,853	7,732	—	482	8,853	8,214	17,067	2,952	8/20/2010
Heritage Market Center, WA	—	6,595	17,399	—	756	6,595	18,155	24,750	4,751	9/23/2010
Claremont Promenade, CA	—	5,975	1,019	183	4,388	6,158	5,407	11,565	2,763	9/23/2010
Sycamore Creek, CA	—	3,747	11,584	—	520	3,747	12,104	15,851	3,949	9/30/2010
Gateway Village, CA	—	5,917	27,298	—	1,247	5,917	28,545	34,462	7,450	12/16/2010
Division Crossing, OR	—	3,706	8,327	—	5,586	3,706	13,913	17,619	4,482	12/22/2010
Halsey Crossing, OR (2)	—	—	7,773	—	7,793	—	15,566	15,566	3,701	12/22/2010
Marketplace Del Rio,CA	—	13,420	22,251	9	2,905	13,429	25,156	38,585	7,084	1/3/2011
Pinole Vista Shopping Center, CA	—	12,894	35,689	—	5,941	12,894	41,630	54,524	7,407	1/6/2011 / 8/27/2018
Desert Springs Marketplace, CA	—	8,517	18,761	443	6,127	8,960	24,888	33,848	6,022	2/17/2011
Mills Shopping Center, CA	—	4,084	16,833	—	11,004	4,084	27,837	31,921	8,990	2/17/2011
Renaissance Towne Centre, CA	—	8,640	13,848	—	2,346	8,640	16,194	24,834	3,587	8/3/2011
Country Club Gate Center, CA	—	6,487	17,341	—	777	6,487	18,118	24,605	4,593	7/8/2011
Canyon Park Shopping Center, WA	—	9,352	15,916	—	9,013	9,352	24,929	34,281	6,443	7/29/2011
Hawks Prairie Shopping Center, WA	—	5,334	20,694	—	2,225	5,334	22,919	28,253	5,505	9/8/2011
The Kress Building, WA	—	5,693	20,866	—	4,839	5,693	25,705	31,398	7,043	9/30/2011
Hillsboro Market Center, OR (2)	—	—	17,553	—	4,713	—	22,266	22,266	5,240	11/23/2011
Gateway Shopping Center, WA (2)	—	6,242	23,462	—	397	6,242	23,859	30,101	5,318	2/16/2012
Euclid Plaza, CA	—	7,407	7,753	—	3,117	7,407	10,870	18,277	3,470	3/28/2012
Green Valley Station, CA	—	1,685	8,999	—	785	1,685	9,784	11,469	2,676	4/2/2012
Aurora Square, WA	—	10,325	13,336	—	2,662	10,325	15,998	26,323	2,888	5/3/2012 / 5/22/2014
Marlin Cove Shopping Center, CA	—	8,815	6,797	—	2,151	8,815	8,948	17,763	2,599	5/4/2012
Seabridge Marketplace, CA	—	5,098	17,164	—	3,584	5,098	20,748	25,846	4,485	5/31/2012
The Village at Novato, CA	—	5,329	4,412	—	1,833	5,329	6,245	11,574	1,246	7/24/2012
Glendora Shopping Center, CA	—	5,847	8,758	—	298	5,847	9,056	14,903	2,375	8/1/2012
Wilsonville Old Town Square, OR	—	4,181	15,394	—	1,396	4,181	16,790	20,971	3,440	8/1/2012

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

Bay Plaza, CA	—	5,454	14,857	—	1,084	5,454	15,941	21,395	3,577	10/5/2012
Santa Teresa Village, CA	—	14,965	17,162	—	6,500	14,965	23,662	38,627	5,597	11/8/2012
Cypress Center West, CA	—	15,480	11,819	124	2,051	15,604	13,870	29,474	3,618	12/7/2012
Redondo Beach Plaza, CA	—	16,242	13,625	72	297	16,314	13,922	30,236	3,141	12/28/2012
Harbor Place Center, CA	—	16,506	10,527	—	533	16,506	11,060	27,566	2,240	12/28/2012
Diamond Bar Town Center, CA	—	9,540	16,795	—	3,775	9,540	20,570	30,110	5,585	2/1/2013
Bernardo Heights Plaza, CA	—	3,192	8,940	—	728	3,192	9,668	12,860	2,219	2/6/2013
Canyon Crossing, WA	—	7,941	24,659	—	2,959	7,941	27,618	35,559	6,814	4/15/2013
Diamond Hills Plaza, CA	35,500	15,458	29,353	—	872	15,458	30,225	45,683	5,818	4/22/2013
Granada Shopping Center, CA	—	3,673	13,459	—	842	3,673	14,301	17,974	3,005	6/27/2013
Hawthorne Crossings, CA	—	10,383	29,277	—	221	10,383	29,498	39,881	5,703	6/27/2013
Robinwood Shopping Center, OR	—	3,997	11,317	18	1,141	4,015	12,458	16,473	2,721	8/23/2013
5 Points Plaza, CA	—	17,920	36,965	—	4,242	17,920	41,207	59,127	7,778	9/27/2013
Crossroads Shopping Center, WA	—	68,366	67,756	—	19,067	68,366	86,823	155,189	17,347	9/27/2013
Peninsula Marketplace, CA	—	14,730	19,214	—	1,979	14,730	21,193	35,923	4,162	11/1/2013
Country Club Village, CA	—	9,986	26,579	—	1,797	9,986	28,376	38,362	5,845	11/26/2013
Plaza de la Canada, CA (2)	—	10,351	24,819	—	1,233	10,351	26,052	36,403	4,567	12/13/2013
Tigard Marketplace, OR	—	13,587	9,603	—	692	13,587	10,295	23,882	2,533	2/18/2014
Creekside Plaza, CA	—	14,807	29,476	—	2,495	14,807	31,971	46,778	5,737	2/28/2014
North Park Plaza, CA	—	13,593	17,733	—	1,737	13,593	19,470	33,063	3,042	4/30/2014
Fallbrook Shopping Center, CA (2)	—	21,232	186,197	83	9,379	21,315	195,576	216,891	32,933	6/13/2014
Moorpark Town Center, CA	—	7,063	19,694	—	1,631	7,063	21,325	28,388	4,498	12/4/2014
Mission Foothill Marketplace Pads, CA	—	3,996	11,051	—	297	3,996	11,348	15,344	1,439	12/4/2014
Wilsonville Town Center, OR	—	10,334	27,101	—	602	10,334	27,703	38,037	4,553	12/11/2014
Park Oaks Shopping Center, CA	—	8,527	38,064	—	569	8,527	38,633	47,160	5,934	1/6/2016
Ontario Plaza, CA	—	9,825	26,635	—	1,470	9,825	28,105	37,930	4,644	1/6/2015
Winston Manor, CA	—	10,018	9,762	—	2,132	10,018	11,894	21,912	2,053	1/7/2015
Jackson Square, CA	—	6,886	24,558	—	1,111	6,886	25,669	32,555	3,632	7/1/2015
Tigard Promenade, OR	—	9,844	10,843	—	245	9,844	11,088	20,932	1,517	7/28/2015
Sunnyside Village Square, OR	—	4,428	13,324	—	3,856	4,428	17,180	21,608	2,875	7/28/2015
Gateway Centre, CA	—	16,275	28,308	—	4,178	16,275	32,486	48,761	4,231	9/1/2015
Johnson Creek Center, OR	—	9,009	22,534	—	1,391	9,009	23,925	32,934	3,308	11/9/2015
Iron Horse Plaza, CA	—	8,187	39,654	11	2,519	8,198	42,173	50,371	4,732	12/4/2015
Bellevue Marketplace, WA	—	10,488	39,119	—	10,162	10,488	49,281	59,769	5,515	12/10/2015
Four Corner Square, WA	—	9,926	31,415	—	491	9,926	31,906	41,832	4,106	12/21/2015
Warner Plaza, CA	—	16,104	60,188	—	9,266	16,104	69,454	85,558	8,460	12/31/2015
Magnolia Shopping Center, CA	—	12,501	27,040	—	2,046	12,501	29,086	41,587	3,621	3/10/2016

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

Casitas Plaza Shopping Center, CA	7,001	10,734	22,040	—	1,431	10,734	23,471	34,205	2,626	3/10/2016
Bouquet Center, CA	—	10,040	48,362	—	606	10,040	48,968	59,008	5,373	4/28/2016
North Ranch Shopping Center, CA	—	31,522	95,916	—	1,826	31,522	97,742	129,264	9,622	6/1/2016
Monterey Center, CA (2)	—	1,073	10,609	—	237	1,073	10,846	11,919	1,080	7/14/2016
Rose City Center, OR (2)	—	3,637	10,301	—	(78)	3,637	10,223	13,860	987	9/15/2016
The Knolls, CA	—	9,726	18,299	—	21	9,726	18,320	28,046	1,827	10/3/2016
Bridle Trails Shopping Center, WA	—	11,534	20,700	—	7,906	11,534	28,606	40,140	2,586	10/17/2016
Torrey Hills Corporate Center, CA	—	5,579	3,915	—	2,435	5,579	6,350	11,929	1,320	12/6/2016
PCC Community Markets Plaza, WA	—	1,856	6,914	—	7	1,856	6,921	8,777	657	1/25/2017
The Terraces, CA	—	18,378	37,103	—	1,423	18,378	38,526	56,904	3,291	3/17/2017
Santa Rosa Southside Shopping Center, CA	—	5,595	24,453	—	1,788	5,595	26,241	31,836	2,057	3/24/2017
Division Center, OR	—	6,917	26,098	—	2,086	6,917	28,184	35,101	2,353	4/5/2017
Highland Hill Shopping Center, WA	—	10,511	37,825	29	382	10,540	38,207	48,747	3,210	5/9/2017
Monta Loma Plaza, CA	—	18,226	11,113	—	140	18,226	11,253	29,479	784	9/19/2017
Fullerton Crossroads, CA	26,000	28,512	45,419	—	476	28,512	45,895	74,407	3,205	10/11/2017
Riverstone Marketplace, WA	17,656	5,113	27,594	—	277	5,113	27,871	32,984	1,876	10/11/2017
North Lynnwood Shopping Center, WA	—	4,955	10,335	9	710	4,964	11,045	16,009	766	10/19/2017
The Village at Nellie Gail Ranch, CA	—	22,730	22,578	—	1,387	22,730	23,965	46,695	1,528	11/30/2017
Stadium Center, WA	—	1,699	17,229	7	87	1,706	17,316	19,022	861	2/23/2018
King City Plaza, OR	—	5,161	10,072	—	43	5,161	10,115	15,276	570	5/18/2018
Summerwalk Village, WA	—	2,320	9,281	—	4	2,320	9,285	11,605	20	12/13/2019
	$86,157	$878,022	$2,023,831	$1,518	$228,470	$879,540	$2,252,301	$3,131,841	$390,916

a.RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES (in thousands)

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period:	$3,160,472	$3,109,397	$2,687,018
Property improvements during the year	37,985	40,300	54,481
Properties acquired during the year	11,601	43,387	374,004
Properties sold during the year	(69,056)	(24,427)	—
Assets written off during the year	(9,161)	(8,185)	(6,106)
Balance at end of period:	$3,131,841	$3,160,472	$3,109,397

b.RECONCILIATION OF ACCUMULATED DEPRECIATION (in thousands)

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period:	$329,207	$260,115	$193,021
Depreciation expenses	82,419	81,107	72,725
Properties sold during the year	(10,775)	(3,551)	—
Property assets fully depreciated and written off	(9,935)	(8,464)	(5,631)
Balance at end of period:	$390,916	$329,207	$260,115

(1)Depreciation and investments in building and improvements reflected in the consolidated statements of operations is calculated over the estimated useful life of the assets as follows:

Building:  39-40 years
Property Improvements:  10-20 years

(2)Property, or a portion thereof, is subject to a ground lease.

(3)The aggregate cost for Federal Income Tax Purposes for real estate was approximately $2.9 billion at December 31, 2019.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2019
(in thousands)

a.RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE (in thousands)

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of period:	$—	$—	$—
Mortgage loans acquired during the current period	13,250	—	—
Repayments on mortgage note receivable	(250)	—	—
Balance at end of period:	$13,000	$—	$—

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

During the year ended December 31, 2019, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the year ended December 31, 2019, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Corp.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of ROIC’s management, including the Chief Executive Officer and Chief Financial Officer, ROIC conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 50 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Partnership, LP)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of ROIC, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2019.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2019.

Item 11.  Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2019.

Item 14.  Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2019.

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

3.4	Second Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 4, 2015 (10)

3.5	Third Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 10, 2015 (10)

3.6	Fourth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 31, 2015 (10)

3.7	Fifth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of March 10, 2016 (11)

3.8	Sixth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of March 24, 2017 (14)

3.9	Seventh Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of October 11, 2017 (16)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Indenture, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Wells Fargo Bank, National Association, dated as of December 9, 2013 (6)

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

4.7*	Description of Securities

10.1	2009 Equity Incentive Plan (1)

10.2	Amended and Restated 2009 Equity Incentive Plan (19)

10.3	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan and Amended and Restated 2009 Equity Incentive Plan (1)

10.4	Form of Option Award Agreement under 2009 Equity Incentive Plan and Amended and Restated 2009 Equity Incentive Plan (1)

10.5	Letter Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of April 2, 2012 (3)

10.6	Letter Agreement, by and between Retail Opportunity Investments Corp. and Laurie Sneve, dated as of October 24, 2012 (4)

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

10.21
Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (12)

10.22	Employment Agreement, dated as of March 21, 2017, by and between the Company and Stuart A. Tanz (13)

10.23	Employment Agreement, dated as of March 21, 2017, by and between the Company and Richard K. Schoebel (13)

10.24	Employment Agreement, dated as of March 21, 2017, by and between the Company and Michael B. Haines (13)

10.25
First Amendment to Second Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, PNC Bank National Association and U.S. Bank National Association, as Co-Syndication Agents and the other lenders party thereto, dated as of December 20, 2019 (21)

10.26
First Amendment to First Amended and Restated Term Loan Agreement, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, BMO Capital Markets and Regions Bank, as Co-Syndication Agents, Capital One, National Association, as Documentation Agent, and the other lenders party thereto, dated as of December 20, 2019 (21)

10.27
Second Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, PNC Bank National Association and U.S. Bank National Association, as Co-Syndication Agents and the other lenders party thereto, dated as of September 8, 2017 (15)

10.28
First Amended and Restated Term Loan Agreement, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, BMO Capital Markets and Regions Bank, as Co-Syndication Agents, Capital One, National Association, as Documentation Agent, and the other lenders party thereto, dated as of September 8, 2017 (15)

10.29
First Amendment, dated as of September 8, 2017 to the Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (17)

10.30	Note Purchase Agreement, dated as of November 10, 2017, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and the purchasers named therein (18)

10.31	Sales Agreement, dated May 1, 2018, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Capital One Securities, Inc. (20)

10.32	Sales Agreement, dated May 1, 2018, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Jefferies LLC (20)

10.31	Sales Agreement, dated May 1, 2018, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and KeyBanc Capital Markets Inc. (20)

10.33	Sales Agreement, dated May 1, 2018, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Raymond James & Associates, Inc. (20)

10.34	Sales Agreement, dated May 1, 2018, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Robert W. Baird & Co. Incorporated (20)

21.1*	List of Subsidiaries of Retail Opportunity Investments Corp.

23.1*	Consent of Ernst & Young LLP for Retail Opportunity Investments Corp.

23.2*	Consent of Ernst & Young LLP for Retail Opportunity Investments Partnership, LP

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certifications pursuant to Section 1350

101 SCH	Inline XBRL Taxonomy Extension Schema Document

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	Inline Taxonomy Extension Definition Linkbase Document

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (and contained in Exhibit 101)
________________________

(1)Incorporated by reference to the Company’s current report on Form 8-K filed on October 26, 2009.
(2)Incorporated by reference to the Company’s current report on Form 8-K filed on June 3, 2011.
(3)Incorporated by reference to the Company’s current report on Form 8-K filed on April 5, 2012.
(4)Incorporated by reference to the Company’s current report on Form 8-K filed on January 3, 2013.
(5)Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013.
(6)Incorporated by reference to the Company’s current report on Form 8-K filed on December 9, 2013.
(7)Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013, filed on February 25, 2014.
(8)Incorporated by reference to the Company’s current report on Form 8-K filed on December 3, 2014.
(9)Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 25, 2015.
(10)Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 24, 2016.
(11)Incorporated by reference to the Company’s current report on Form 8-K filed on March 16, 2016.
(12)Incorporated by reference to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016 filed on October 26, 2016.
(13)Incorporated by reference to the Company’s current report on Form 8-K filed on March 24, 2017.
(14)Incorporated by reference to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2017 filed on April 27, 2017.
(15)Incorporated by reference to the Company’s current report on Form 8-K filed on September 13, 2017.
(16)Incorporated by reference to the Company’s current report on Form 8-K filed on October 17, 2017.
(17)Incorporated by reference to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2017 filed on October 25, 2017.
(18)Incorporated by reference to the Company’s current report on Form 8-K filed on November 13, 2017.
(19)Incorporated by reference to the Company’s current report on Form 8-K filed on May 1, 2018.
(20)Incorporated by reference to the Company’s current report on Form 8-K filed on May 2, 2018.
(21)Incorporated by reference to the Company’s current report on Form 8-K filed on December 27, 2019.
* Filed herewith.
** Furnished with this report.
+ Unless otherwise noted, all exhibits have File No. 001-33479.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: February 19, 2020	By: /s/ Stuart A. Tanz
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

Date: February 19, 2020	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 19, 2020	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 19, 2020	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 19, 2020	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 19, 2020	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 19, 2020	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 19, 2020	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 19, 2020	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 19, 2020	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 19, 2020	/s/ Eric S. Zorn
Eric S. Zorn
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner Registrant
Date: February 19, 2020	By: /s/ Stuart A. Tanz
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

Date: February 19, 2020	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 19, 2020	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 19, 2020	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 19, 2020	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 19, 2020	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 19, 2020	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 19, 2020	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 19, 2020	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 19, 2020	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 19, 2020	/s/ Eric S. Zorn
Eric S. Zorn
Director