Form 10-Q
period 2020-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2020-04-23
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 116,355,537 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of April 17, 2020.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2020 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of March 31, 2020, ROIC owned an approximate 91.3% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Real Estate Investments:
Land	$881,615	$879,540
Building and improvements	2,255,917	2,252,301
	3,137,532	3,131,841
Less: accumulated depreciation	404,583	390,916
	2,732,949	2,740,925
Mortgage note receivable	13,000	13,000
Real Estate Investments, net	2,745,949	2,753,925
Cash and cash equivalents	63,077	3,800
Restricted cash	1,851	1,658
Tenant and other receivables, net	47,344	45,821
Acquired lease intangible assets, net	57,978	59,701
Prepaid expenses	3,067	3,169
Deferred charges, net	26,786	27,652
Other assets	17,839	18,031
Total assets	$2,963,891	$2,913,757

LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,412	$298,330
Credit facility	150,436	80,743
Senior Notes	943,206	942,850
Mortgage notes payable	87,271	87,523
Acquired lease intangible liabilities, net	139,999	144,757
Accounts payable and accrued expenses	28,277	17,562
Tenants’ security deposits	7,184	7,177
Other liabilities	49,759	42,987
Total liabilities	1,704,544	1,621,929

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 116,120,704 and 116,496,016 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	12	12
Additional paid-in capital	1,472,546	1,481,466
Dividends in excess of earnings	(309,325)	(297,998)
Accumulated other comprehensive loss	(12,849)	(4,132)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,150,384	1,179,348
Non-controlling interests	108,963	112,480
Total equity	1,259,347	1,291,828
Total liabilities and equity	$2,963,891	$2,913,757
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental revenue	$74,197	$75,367
Other income	675	686
Total revenues	74,872	76,053

Operating expenses
Property operating	10,604	11,061
Property taxes	7,989	8,238
Depreciation and amortization	24,278	24,761
General and administrative expenses	3,944	4,276
Other expense	64	93
Total operating expenses	46,879	48,429

Gain on sale of real estate	—	2,638

Operating income	27,993	30,262

Non-operating expenses
Interest expense and other finance expenses	(14,857)	(15,679)
Net income	13,136	14,583
Net income attributable to non-controlling interests	(1,134)	(1,333)
Net Income Attributable to Retail Opportunity Investments Corp.	$12,002	$13,250

Earnings per share – basic and diluted	$0.10	$0.12

Dividends per common share	$0.2000	$0.1970

Comprehensive income:
Net income	$13,136	$14,583
Other comprehensive loss:
Unrealized swap derivative loss arising during the period	(9,055)	(2,608)
Reclassification adjustment for amortization of interest expense included in net income	338	(202)
Other comprehensive loss	(8,717)	(2,810)
Comprehensive income	4,419	11,773
Comprehensive income attributable to non-controlling interests	(1,134)	(1,333)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$3,285	$10,440

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2019	116,496,016	$12	$1,481,466	$(297,998)	$(4,132)	$112,480	$1,291,828
Shares issued under the Equity Incentive Plan	428,170	—	—	—	—	—	—
Shares withheld for employee taxes	(128,614)	—	(2,272)	—	—	—	(2,272)
Cancellation of restricted stock	(1,000)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,636	—	—	220	1,856
Cash redemption for non-controlling interests	—	—	—	—	—	(1,999)	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	652	—	—	(652)	—
Repurchase of common stock	(673,868)	—	(8,846)	—	—	—	(8,846)
Registration expenditures	—	—	(90)	—	—	—	(90)
Cash dividends ($0.2000 per share)	—	—	—	(23,273)	—	(2,187)	(25,460)
Dividends payable to officers	—	—	—	(56)	—	(33)	(89)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	12,002	—	—	12,002
Net income attributable to non-controlling interests	—	—	—	—	—	1,134	1,134
Other comprehensive loss	—	—	—	—	(8,717)	—	(8,717)
Balance at March 31, 2020	116,120,704	$12	$1,472,546	$(309,325)	$(12,849)	$108,963	$1,259,347

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive income	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2018	113,992,837	$11	$1,441,080	$(256,438)	$3,561	$120,214	$1,308,428
Shares issued under the Equity Incentive Plan	445,022	—	—	—	—	—	—
Shares withheld for employee taxes	(125,072)	—	(1,986)	—	—	—	(1,986)
Cancellation of restricted stock	(999)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,651	—	—	—	1,651
Cash redemption for non-controlling interests	—	—	—	—	—	(1,246)	(1,246)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	56	—	—	(56)	—
Registration expenditures	—	—	(47)	—	—	—	(47)
Cash dividends ($0.1970 per share)	—	—	—	(22,519)	—	(2,247)	(24,766)
Dividends payable to officers	—	—	—	142	—	—	142
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	13,250	—	—	13,250
Net income attributable to non-controlling interests	—	—	—	—	—	1,333	1,333
Other comprehensive loss	—	—	—	—	(2,810)	—	(2,810)
Balance at March 31, 2019	114,311,788	$11	$1,440,754	$(265,565)	$751	$117,998	$1,293,949

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,136	$14,583
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,278	24,761
Amortization of deferred financing costs and mortgage premiums, net	526	515
Straight-line rent adjustment	89	(1,180)
Amortization of above and below market rent	(5,478)	(6,478)
Amortization relating to stock based compensation	1,856	1,651
Provisions for tenant credit losses	715	867
Other noncash interest expense	73	301
Gain on sale of real estate	—	(2,638)
Change in operating assets and liabilities:
Tenant and other receivables	(2,399)	(1,198)
Prepaid expenses	103	1,231
Accounts payable and accrued expenses	10,455	11,334
Other assets and liabilities, net	(2,647)	(3,559)
Net cash provided by operating activities	40,707	40,190
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	—	16,046
Improvements to properties	(11,555)	(10,120)
Net cash (used in) provided by investing activities	(11,555)	5,926
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(142)	(138)
Proceeds from draws on credit facility	80,000	22,000
Payments on credit facility	(10,500)	(36,000)
Redemption of OP Units	(1,999)	(1,246)
Distributions to OP Unitholders	(2,187)	(2,247)
Deferred financing and other costs	(5)	—
Repurchase of common stock	(8,846)	—
Registration expenditures	(333)	(32)
Dividends paid to common shareholders	(23,398)	(22,722)
Shares withheld for employee taxes	(2,272)	(1,986)
Net cash provided by (used in) financing activities	30,318	(42,371)
Net increase in cash, cash equivalents and restricted cash	59,470	3,745
Cash, cash equivalents and restricted cash at beginning of period	5,458	7,449
Cash, cash equivalents and restricted cash at end of period	$64,928	$11,194

Other non-cash investing and financing activities increase (decrease):
Interest rate swap asset	$—	$(2,238)
Interest rate swap liabilities	$8,791	$873
Accrued real estate improvement costs	$3,881	$3,500
 The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$63,077	$9,649
Restricted cash	1,851	1,545
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$64,928	$11,194

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	March 31, 2020 (unaudited)	December 31, 2019
ASSETS
Real Estate Investments:
Land	$881,615	$879,540
Building and improvements	2,255,917	2,252,301
	3,137,532	3,131,841
Less: accumulated depreciation	404,583	390,916
	2,732,949	2,740,925
Mortgage note receivable	13,000	13,000
Real Estate Investments, net	2,745,949	2,753,925
Cash and cash equivalents	63,077	3,800
Restricted cash	1,851	1,658
Tenant and other receivables, net	47,344	45,821
Acquired lease intangible assets, net	57,978	59,701
Prepaid expenses	3,067	3,169
Deferred charges, net	26,786	27,652
Other assets	17,839	18,031
Total assets	$2,963,891	$2,913,757

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,412	$298,330
Credit facility	150,436	80,743
Senior Notes	943,206	942,850
Mortgage notes payable	87,271	87,523
Acquired lease intangible liabilities, net	139,999	144,757
Accounts payable and accrued expenses	28,277	17,562
Tenants’ security deposits	7,184	7,177
Other liabilities	49,759	42,987
Total liabilities	1,704,544	1,621,929

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,163,233	1,183,480
Limited partners’ capital	108,963	112,480
Accumulated other comprehensive loss	(12,849)	(4,132)
Total capital	1,259,347	1,291,828
Total liabilities and capital	$2,963,891	$2,913,757

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental revenue	$74,197	$75,367
Other income	675	686
Total revenues	74,872	76,053

Operating expenses
Property operating	10,604	11,061
Property taxes	7,989	8,238
Depreciation and amortization	24,278	24,761
General and administrative expenses	3,944	4,276
Other expense	64	93
Total operating expenses	46,879	48,429

Gain on sale of real estate	—	2,638

Operating income	27,993	30,262

Non-operating expenses
Interest expense and other finance expenses	(14,857)	(15,679)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$13,136	$14,583

Earnings per unit - basic and diluted	$0.10	$0.12

Distributions per unit	$0.2000	$0.1970

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$13,136	$14,583
Other comprehensive loss:
Unrealized swap derivative loss arising during the period	(9,055)	(2,608)
Reclassification adjustment for amortization of interest expense included in net income	338	(202)
Other comprehensive loss	(8,717)	(2,810)
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$4,419	$11,773

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital (continued)
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive loss
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2019	11,051,090	$112,480	116,496,016	$1,183,480	$(4,132)	$1,291,828
OP Units issued under the Equity Incentive Plan	—	—	428,170	—	—	—
OP Units withheld for employee taxes	—	—	(128,614)	(2,272)	—	(2,272)
Cancellation of OP Units	—	—	(1,000)	—	—	—
Stock based compensation expense	—	220	—	1,636	—	1,856
Cash redemption of OP Units	(116,657)	(1,999)	—	—	—	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	(652)	—	652	—	—
Repurchase of OP Units	—	—	(673,868)	(8,846)	—	(8,846)
Registration expenditures	—	—	—	(90)	—	(90)
Cash distributions ($0.2000 per unit)	—	(2,187)	—	(23,273)	—	(25,460)
Distributions payable to officers	—	(33)	—	(56)	—	(89)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,134	—	12,002	—	13,136
Other comprehensive loss	—	—	—	—	(8,717)	(8,717)
Balance at March 31, 2020	10,934,433	$108,963	116,120,704	$1,163,233	$(12,849)	$1,259,347

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive income
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2018	11,477,041	$120,214	113,992,837	$1,184,653	$3,561	$1,308,428
OP Units issued under the Equity Incentive Plan	—	—	445,022	—	—	—
OP Units withheld for employee taxes	—	—	(125,072)	(1,986)	—	(1,986)
Cancellation of OP Units	—	—	(999)	—	—	—
Stock based compensation expense	—	—	—	1,651	—	1,651
Cash redemption of OP Units	(70,000)	(1,246)	—	—	—	(1,246)
Adjustment to non-controlling interests ownership in Operating Partnership	—	(56)	—	56	—	—
Registration expenditures	—	—	—	(47)	—	(47)
Cash distributions ($0.1970 per unit)	—	(2,247)	—	(22,519)	—	(24,766)
Distributions payable to officers	—	—	—	142	—	142
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,333	—	13,250	—	14,583
Other comprehensive loss	—	—	—	—	(2,810)	(2,810)
Balance at March 31, 2019	11,407,041	$117,998	114,311,788	$1,175,200	$751	$1,293,949
 _________________________________
1.Consists of limited partnership interests held by third parties.
2.Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,136	$14,583
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,278	24,761
Amortization of deferred financing costs and mortgage premiums, net	526	515
Straight-line rent adjustment	89	(1,180)
Amortization of above and below market rent	(5,478)	(6,478)
Amortization relating to stock based compensation	1,856	1,651
Provisions for tenant credit losses	715	867
Other noncash interest expense	73	301
Gain on sale of real estate	—	(2,638)
Change in operating assets and liabilities:
Tenant and other receivables	(2,399)	(1,198)
Prepaid expenses	103	1,231
Accounts payable and accrued expenses	10,455	11,334
Other assets and liabilities, net	(2,647)	(3,559)
Net cash provided by operating activities	40,707	40,190
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	—	16,046
Improvements to properties	(11,555)	(10,120)
Net cash (used in) provided by investing activities	(11,555)	5,926
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(142)	(138)
Proceeds from draws on credit facility	80,000	22,000
Payments on credit facility	(10,500)	(36,000)
Redemption of OP Units	(1,999)	(1,246)
Deferred financing and other costs	(5)	—
Repurchase of OP Units	(8,846)	—
Registration expenditures	(333)	(32)
Distributions to OP Unitholders	(25,585)	(24,969)
OP Units withheld for employee taxes	(2,272)	(1,986)
Net cash provided by (used in) financing activities	30,318	(42,371)
Net increase in cash, cash equivalents and restricted cash	59,470	3,745
Cash, cash equivalents and restricted cash at beginning of period	5,458	7,449
Cash, cash equivalents and restricted cash at end of period	$64,928	$11,194

Other non-cash investing and financing activities increase (decrease):
Interest rate swap asset	$—	$(2,238)
Interest rate swap liabilities	$8,791	$873
Accrued real estate improvement costs	$3,881	$3,500

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$63,077	$9,649
Restricted cash	1,851	1,545
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$64,928	$11,194

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-13 “Financial Instruments - Credit Topics.” ASU No. 2016-13 requires companies to adopt a new approach to estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans. The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. ASU No. 2016-13 was effective for reporting periods beginning on January 1, 2020. The Company adopted the provisions of ASU No. 2016-13 effective January 1, 2020, noting the pronouncement did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848).” ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three month periods ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the recoverability of assets to be held and used, purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables, the valuation of performance-based restricted stock, LTIP Units, and derivatives. Actual results could differ from these estimates.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of March 31, 2020, the statute of limitations for the tax years 2016 through and including 2018 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

ROIC intends to make distributions to holders of its common stock.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  ROIC intends to pay dividends to stockholders in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  Before ROIC pays any dividend, whether for U.S. federal income tax purposes or otherwise, it must first meet both its operating requirements and its debt service on debt.  If ROIC’s cash available for distribution is less than its net taxable income, it could be required to sell assets or borrow funds to make cash distributions or it may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on the Company’s business, and in order to preserve its liquidity position, the Company has temporarily suspended quarterly dividend distributions. Going forward, the Company’s board of directors will continue to evaluate the Company’s dividend policy. The

Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the three months ended March 31, 2020 and 2019, capitalized costs related to the improvement or replacement of real estate properties were approximately $12.5 million and $11.8 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three months ended March 31, 2020 or 2019.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2020 or December 31, 2019.

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

Revenue Recognition

Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income is generally recognized based on the terms of leases entered into with tenants. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition and lease incentive amortization when possession or control of the space is turned over to the tenant for tenant work to begin. Minimum rental income from leases with scheduled rent increases is recognized on a straight-line basis over the lease term. Percentage rent is recognized when a specific tenant’s sales breakpoint is achieved. Each lease agreement is evaluated to identify the lease and nonlease components at lease inception. The Company combines lease and non-lease components into a single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease. As a result of this assessment, rental revenues and tenant recoveries from the lease of real estate assets are accounted for as a single component. Lease incentives are amortized as a reduction of rental revenue over the respective tenant lease terms.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the outbreak of the novel strain of coronavirus (COVID-19) on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The provision for doubtful accounts at March 31, 2020 and December 31, 2019 was approximately $8.9 million and $8.2 million, respectively.

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

For the three months ended March 31, 2020 and 2019, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units outstanding under the Equity Incentive Plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$13,136	$14,583
Less income attributable to non-controlling interests	(1,134)	(1,333)
Less earnings allocated to unvested shares	(127)	(114)
Net income available for common stockholders, basic	$11,875	$13,136
Numerator:
Net income	$13,136	$14,583
Less earnings allocated to unvested shares	(127)	(114)
Net income available for common stockholders, diluted	$13,009	$14,469
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	115,970,461	113,680,670
OP units	10,977,000	11,445,930
Performance-based restricted stock awards and LTIP Units	218,881	219,762
Stock options	14,991	94,408
Denominator for diluted EPS – weighted average common equivalent shares	127,181,333	125,440,770

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$13,136	$14,583
Less earnings allocated to unvested shares	(127)	(114)
Net income available to unitholders, basic and diluted	$13,009	$14,469
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	126,947,461	125,126,600
Performance-based restricted stock awards and LTIP Units	218,881	219,762
Stock options	14,991	94,408
Denominator for diluted earnings per unit – weighted average common equivalent units	127,181,333	125,440,770

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 6.

The Company accounts for its stock-based compensation plan based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less forfeitures.  Restricted stock grants vest based upon the completion of a service period (“time-based restricted stock grants”) and/or the Company meeting certain pre-established operational performance goals and market-indexed financial performance criteria (“performance-based restricted stock grants”).  Time-based grants are valued according to the market price for the Company’s common stock at the date of grant.  For performance-based restricted stock grants subject to market-indexed performance criteria, a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria.  All other performance-based restricted stock grants are valued according to the market price of the Company’s common stock at the date of grant. It is the Company’s policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.

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

Awards of stock options, time-based restricted stock grants, performance-based restricted stock subject to operational performance goals and operational LTIP Units are expensed as compensation on a straight-line basis over the requisite service period.  Awards of performance-based restricted stock subject to marked-indexed performance criteria and market-indexed LTIP Units are expensed as compensation under the accelerated attribution method and are recognized in income regardless of the results of the performance criteria.

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

Future minimum rents to be received under non-cancellable leases as of March 31, 2020 are summarized as follows (in thousands):

Minimum Rents
Remaining 2020	$152,007
2021	187,880
2022	163,347
2023	134,403
2024	103,236
Thereafter	421,115
Total minimum lease payments	$1,161,988

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2020 and December 31, 2019, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	March 31, 2020	December 31, 2019
Casitas Plaza Shopping Center	June 2022	5.320%	$6,960	$7,001
Riverstone Marketplace	July 2022	4.960%	17,555	17,656
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	35,500	35,500
			$86,015	$86,157
Mortgage premiums			1,473	1,594
Net unamortized deferred financing costs			(217)	(228)
Total mortgage notes payable			$87,271	$87,523

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	March 31, 2020	December 31, 2019
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,588)	(1,670)
Term loan	$298,412	$298,330

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	March 31, 2020	December 31, 2019
Credit facility	$153,500	$84,000
Net unamortized deferred financing costs	(3,064)	(3,257)
Credit facility	$150,436	$80,743

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by

KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and Standard & Poor’s Ratings Services (BBB-).

Both the Term Loan Agreement and Credit Facility Agreement contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the term loan and credit facility is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at March 31, 2020.

As of March 31, 2020, $300.0 million and $153.5 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three months ended March 31, 2020 was 2.7%. As discussed in Note 8 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The weighted average interest rate on the credit facility during the three months ended March 31, 2020 was 2.5%. The Company had no available borrowings under the term loan at March 31, 2020. The Company had $446.5 million available to borrow under the credit facility at March 31, 2020.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	March 31, 2020	December 31, 2019
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(967)	(998)
Senior Notes Due 2027	$249,033	$249,002

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	March 31, 2020	December 31, 2019
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(184)	(191)
Senior Notes Due 2026	$199,816	$199,809

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	March 31, 2020	December 31, 2019
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,825)	(1,912)
Net unamortized deferred financing costs	(1,038)	(1,094)
Senior Notes Due 2024	$247,137	$246,994

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	March 31, 2020	December 31, 2019
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,805)	(1,915)
Net unamortized deferred financing costs	(975)	(1,040)
Senior Notes Due 2023	$247,220	$247,045

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

4. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock outstanding.

5. Common Stock of ROIC

ATM

On February 20, 2020, the ROIC entered into an “at the market” sales agreement (the “Sales Agreement”) with each of (i) KeyBanc Capital Markets Inc., BTIG, LLC, BMO Capital Markets Corp., BofA Securities, Inc., Capital One Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc., Regions Securities LLC, Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC (collectively, the “Agents”) and (ii) the Forward Purchasers (as defined below), pursuant to which ROIC may sell, from time to time, shares (any such shares, the “Primary Shares”) of ROIC’s common stock, par value $0.0001 per share (“Common Stock”), to or through the Agents and instruct certain of the Agents, acting as forward sellers (the “Forward Sellers”), to offer and sell borrowed shares (any such shares, “Forward Hedge Shares,” and collectively with the Primary Shares, the “Shares”) with the Shares to be sold under the Sales Agreement having an aggregate offering price of up to $500.0 million. Additionally, ROIC simultaneously terminated the sales agreements with Capital One Securities, Inc., Jefferies LLC, KeyBanc Capital Markets Inc., Raymond James & Associates, Inc. and Robert W. Baird & Co. Incorporated, dated as of May 1, 2018 and as amended on April 29, 2019, which ROIC entered into in connection with its prior “at the market” offering.

The Sales Agreement contemplates that, in addition to the issuance and sale of Primary Shares to or through the Agents as principal or its sales agents, ROIC may enter into separate forward sale agreements with any of KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc. and Wells Fargo Securities, LLC or their respective affiliates (in such capacity, the “Forward Purchasers”). If ROIC enters into a forward sale agreement with any Forward Purchaser, ROIC expects that such Forward Purchaser or its affiliate will borrow from third parties and, through the relevant Forward Seller, sell a number of Forward Hedge Shares equal to the number of shares of Common Stock underlying the particular forward sale agreement, in accordance with the mutually accepted instructions related to such forward sale agreement. ROIC will not initially receive any proceeds from any sale of Forward Hedge Shares through a Forward Seller. ROIC expects to fully physically settle each particular forward sale agreement with the relevant Forward Purchaser on one or more dates specified by ROIC on or prior to the maturity date of that particular forward sale agreement by issuing shares of Common Stock (the “Confirmation Shares”), in which case ROIC expects to receive aggregate net cash proceeds at settlement equal to the number of shares of Common Stock underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, ROIC may also elect to cash settle or net share settle a particular forward sale agreement, in which case ROIC may not receive any proceeds from the issuance of shares of Common Stock, and ROIC will instead receive or pay cash (in the case of cash settlement) or receive or deliver shares of Common Stock (in the case of net share settlement).

During the three months ended March 31, 2020, ROIC did not sell any shares under the Sales Agreement.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the three months ended March 31, 2020, the Company repurchased 673,868 shares of common stock under this program with a principal amount of approximately $8.8 million.

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

In 2018, the Company adopted the Company’s Amended and Restated 2009 Equity Incentive Plan (the “Equity Incentive Plan”). The types of awards that may be granted under the Equity Incentive Plan include stock options, restricted shares, share appreciation rights, phantom shares, dividend equivalent rights and other equity-based awards. The Equity Incentive Plan has a fungible unit system that counts the number of shares of the Company’s common stock used in the issuance of full-value awards, such as restricted shares and LTIP Units, differently than the number of shares of common stock used in the issuance of stock options. A total of 22,500,000 Fungible Units (as defined in the Equity Incentive Plan) are reserved for grant under the Equity Incentive Plan and the Fungible Unit-to-full-value award conversion ratio is 6.25 to 1.0. The Equity Incentive Plan will expire on April 25, 2028.

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

Restricted Stock

During the three months ended March 31, 2020, ROIC awarded 566,350 shares of restricted common stock under the Equity Incentive Plan, of which 192,238 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2023.

A summary of the status of ROIC’s non-vested restricted stock awards as of March 31, 2020, and changes during the three months ended March 31, 2020 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	954,797	$16.55
Granted	566,350	$16.78
Vested	(372,061)	$18.59
Forfeited	(96,417)	$14.20
Non-vested at March 31, 2020	1,052,669	$16.16

LTIP Units

As of March 31, 2020, there remained 187,279 LTIP Units outstanding under the Equity Incentive Plan, issued at a weighted average grant date fair value of $16.27.

For the three months ended March 31, 2020 and 2019, the amounts charged to expense for all stock-based compensation arrangements totaled approximately $1.9 million and $1.7 million, respectively.

7. Capital of the Operating Partnership

As of March 31, 2020, the Operating Partnership had 127,055,137 OP Units outstanding. ROIC owned an approximate 91.3% partnership interest in the Operating Partnership at March 31, 2020, or 116,120,704 OP Units. The remaining 10,934,433 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of March 31, 2020, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the three months ended March 31, 2020, ROIC received notices of redemption for a total of 116,657 OP Units. ROIC elected to redeem 116,657 OP Units in cash, and accordingly, a total of approximately $2.0 million was paid during the three months ended March 31, 2020 to the holder of the respective OP Units. In accordance with the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, the redemption value was calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding the date of receipt of the notice of redemption.

The redemption value of outstanding OP Units owned by the limited partners as of March 31, 2020, not including ROIC, had such units been redeemed at March 31, 2020, was approximately $90.2 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding March 31, 2020, which amounted to $8.25 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at March 31, 2020 was approximately $219.7 million and $176.5 million, respectively, calculated using significant inputs which are not observable in the market. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at March 31, 2020 was approximately $253.7 million and $241.7 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $84.2 million with a weighted average interest rate of 4.6% as of March 31, 2020. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of March 31, 2020 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of March 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2020:
Liabilities
Derivative financial instruments	$—	$(12,656)	$—	$(12,656)

December 31, 2019:
Liabilities
Derivative financial instruments	$—	$(3,865)	$—	$(3,865)

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $5.4 million will be reclassified as a non-cash increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2020 and December 31, 2019, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	March 31, 2020 Fair Value	December 31, 2019 Fair Value
Interest rate products	Other liabilities	$(12,656)	$(3,865)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2020 and 2019, respectively (in thousands).

	Three Months Ended March 31,
	2020	2019
Amount of loss recognized in OCI on derivatives	$(9,055)	$(2,608)
Amount of loss (gain) reclassified from AOCI into interest	$338	$(202)

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of March 31, 2020, the Company’s weighted average remaining lease term is approximately 37.5 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $428,000 and $412,000 for the three months ended March 31, 2020 and 2019, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability as of March 31, 2020 (in thousands):

Operating Leases
Remaining 2020	$966
2021	1,282
2022	1,304
2023	1,330
2024	1,335
Thereafter	32,604
Total undiscounted future minimum lease payments	38,821
Future minimum lease payments, discount	(21,236)
Lease liability	$17,585

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

10. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For both the three months ended March 31, 2020 and 2019, the Company incurred approximately $21,000 of expenses relating to the agreements. These expenses were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

11. Subsequent Events

On April 16, 2020, the Company borrowed $80.0 million under its revolving credit facility. These funds were borrowed to increase the Company’s liquidity position.

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

Important factors that we think could cause our actual results to differ materially from expected results are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the novel coronavirus (COVID-19), on the U.S., regional and global economies, the U.S. retail market and the broader financial markets. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, in our subsequent filings under the Exchange Act and in the risk factors set forth in this Form 10-Q.

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity.

Important factors, among others, that may affect our actual results include:

•negative impacts from continued spread of coronavirus (COVID-19), including on the U.S. or global economy or on our business, financial position or results of operations;
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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of March 31, 2020, ROIC owned an approximate 91.3% partnership interest and other limited partners owned the remaining approximate 8.7% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of March 31, 2020, the Company’s portfolio consisted of 89 properties (88 retail and one office) totaling approximately 10.1 million square feet of gross leasable area (“GLA”). As of March 31, 2020, the Company’s retail portfolio was approximately 97.7% leased. During the three months ended March 31, 2020, the Company leased or renewed a total of approximately 298,000 square feet in its portfolio. The Company has committed approximately $3.2 million, or $39.74 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the three months ended March 31, 2020. The Company has committed approximately $90,000, or $1.13 per square foot, in leasing commissions, for the new leases that occurred during the three months ended March 31, 2020. The Company has committed approximately $103,000, or $0.47 per square foot, in tenant improvements, including building improvements, for the renewed leases that occurred during the three months ended March 31, 2020. Leasing commission commitments for renewed leases were not material for the three months ended March 31, 2020.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s portfolio and tenants are estimates based on information available to the Company as of April 17, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the second quarter of 2020 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” are affecting the operations of different categories of the Company’s base to varying degrees with, for example, grocery stores and pharmacies generally permitted to remain open and operational, restaurants generally limited to take-out and delivery services only, and non-essential businesses generally forced to close. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past. The Company specializes in the ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores, and the Company’s portfolio and tenants have been impacted by these and other factors as follows:

•As of the date of this Quarterly Report on Form 10-Q, all of the Company’s 88 retail shopping centers are open and operating in compliance with federal, state and local COVID-19 guidelines and mandates. All of the Company’s shopping centers feature necessity-based tenants, with 86 of the 88 properties anchored by grocery and/or drug stores.

•Approximately 78.8% of the Company’s tenants (based on GLA) have been designated “essential businesses” in accordance with state guidelines. Of these tenants, approximately 89.4% are open and operating.

•Approximately 70.4% of the Company’s tenants (based on GLA) are open and operating and approximately 29.6% of the Company’s tenants are currently closed.

•As of the date of this Quarterly Report on Form 10-Q, the Company has received payment of approximately 68.3% of contractual base rent and common area maintenance reimbursables billed for the month of April. As is believed to be the case with retail landlords across the U.S., the Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which the Company is evaluating on a case-by-case basis.

The Company has taken a number of proactive measures to maintain the strength of its business and manage the impact of COVID-19 on the Company’s operations and liquidity, including the following:

•Along with the Company’s tenants and the communities they and the Company together serve, the health and safety of the Company’s employees and their families is a top priority. The Company has adapted its operations to protect employees, including by implementing a work from home policy, and the Company’s IT systems have enabled its team to work seamlessly.

•The Company is in constant communication with its tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

•To enhance its liquidity position and maintain financial flexibility, the Company has borrowed an additional $130.0 million under its unsecured revolving credit facility during March and April.

•The Company currently has approximately $133.5 million in cash and cash equivalents, and an additional $366.5 available under its unsecured revolving credit facility (excluding the facility’s $600.0 million accordion feature).

•The Company does not have any unsecured debt maturing until December 2023. Additionally, the Company does not have any secured debt maturing for the next two years, with approximately $23.1 million maturing in mid-2022, and no secured debt maturing in 2023.

•The Company has taken proactive measures to manage costs, including by suspending the Company’s densification activities. There is currently no construction underway at the Company’s properties, and the only expenditures the Company plans to make at this time on these projects relate to obtaining entitlements. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases. The Company has also suspended all acquisition activity, including a previously pending transaction.

•Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on the Company’s business, and in order to preserve its liquidity position, the Company has temporarily suspended quarterly dividend distributions. Going forward, the Company’s board of directors will continue to evaluate the Company’s dividend policy. The

Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s operations and financial condition, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on the Company, its tenants and the U.S. retail market is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, a continued rise in unemployment rates, decreases in consumer confidence and consumer spending levels and an overall worsening of global and U.S. economic conditions. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at the Company’s properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders. See “Risk Factors.”

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

The comparability of the Company’s results of operations for the three months ended March 31, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

Results of Operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended March 31, 2020 and 2019 (in thousands).

		Three Months Ended March 31,
		2020	2019
Operating income per GAAP		$27,993	$30,262
Plus:	Depreciation and amortization	24,278	24,761
	General and administrative expenses	3,944	4,276
	Other expense	64	93
Less:	Gain on sale of real estate	—	(2,638)
Property operating income		$56,279	$56,754

The following comparison for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 89 properties as of March 31, 2020, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2020 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2020 and 2019 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended March 31, 2020
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$31,451	$(3,458)	$27,993
Plus:	Depreciation and amortization	23,870	408	24,278
	General and administrative expenses (1)	—	3,944	3,944
	Other expense (1)	—	64	64
Property operating income		$55,321	$958	$56,279
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2019 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2020 and 2019 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended March 31, 2019
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$31,480	$(1,218)	$30,262
Plus:	Depreciation and amortization	24,140	621	24,761
	General and administrative expenses (1)	—	4,276	4,276
	Other expenses (1)	—	93	93
Less:	Gain on sale of real estate	—	(2,638)	(2,638)
Property operating income		$55,620	$1,134	$56,754
______________________
(1)For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the three months ended March 31, 2020, the Company generated property operating income of approximately $56.3 million compared to property operating income of $56.8 million generated during the three months ended March 31, 2019, a decrease of approximately $475,000.  The property operating income for the 87 same-center properties decreased approximately $299,000 primarily due to an increase in rental revenues, offset by a decrease in straight-line rent. The non same-center properties decreased property operating income in the three months ended March 31, 2020 by approximately $176,000 compared to the three months ended March 31, 2019 primarily due to property sales that occurred during the year ended December 31, 2019.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended March 31, 2020 of approximately $24.3 million compared to $24.8 million incurred during the three months ended March 31, 2019.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $3.9 million during the three months ended March 31, 2020 compared to $4.3 million during the three months ended March 31, 2019. General and administrative expenses decreased approximately $332,000 primarily as a result of a decrease in compensation-related and legal expenses during the three months ended March 31, 2020.

Gain on sale of real estate

On February 15, 2019, the Company sold Vancouver Market Center, a non-core shopping center located in Vancouver, Washington. The sales price of $17.0 million, less costs to sell, resulted in net proceeds of approximately $16.0 million. The Company recorded a gain on sale of real estate of approximately $2.6 million during the three months ended March 31, 2019 related to this property disposition. There were no property sales in the three months ended March 31, 2020.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended March 31, 2020 of approximately $14.9 million compared to approximately $15.7 million during the three months ended March 31, 2019. Interest expense and other finance expenses decreased approximately $822,000 primarily as a result of a decrease in both the interest rates payable on and the amount outstanding under the credit facility.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2020 and 2019 (in thousands).

	Three Months Ended March 31,
	2020	2019
Net income attributable to ROIC	$12,002	$13,250
Plus: Depreciation and amortization	24,278	24,761
Less: Gain on sale of real estate	—	(2,638)
Funds from operations – basic	36,280	35,373
Net income attributable to non-controlling interests	1,134	1,333
Funds from operations – diluted	$37,414	$36,706

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three months ended March 31, 2020 and 2019. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 89 properties for the three months ended March 31, 2020, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters (in thousands).

	Three Months Ended March 31,
	2020	2019
GAAP operating income	$27,993	$30,262
Depreciation and amortization	24,278	24,761
General and administrative expenses	3,944	4,276
Other expense	64	93
Gain on sale of real estate	—	(2,638)
Straight-line rent	89	(1,180)
Amortization of above- and below-market rent	(5,478)	(6,478)
Property revenues and other expenses (1)	(149)	254
Total Company cash NOI	50,741	49,350
Non same-center cash NOI	(951)	(1,134)
Same-center cash NOI	$49,790	$48,216
______________________
(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the three months ended March 31, 2020, the Company generated same-center cash NOI of approximately $49.8 million compared to approximately $48.2 million generated during the three months ended March 31, 2019, representing a 3.3% increase. This increase is primarily due to an increase in base rents and recoveries from tenants.

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

Management’s estimates of the required allowance are subject to revision as these factors change and are sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties. Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs. The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs. Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items. In addition, the Company also provides an allowance for future credit losses in connection with the deferred straight-line rent receivable.

As discussed above, the COVID-19 pandemic has impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located, and accordingly, our tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. As discussed above, as a result of the COVID-19 pandemic, certain of the Company’s tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Accordingly, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2020.

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

During the three months ended March 31, 2020, the Company’s primary source of cash was distributions from the Operating Partnership. As of March 31, 2020, the Company has determined that it has adequate capital to meet its dividend funding obligations for the next twelve months.

For the three months ended March 31, 2020, dividends paid to stockholders totaled approximately $23.4 million.  Additionally, for the three months ended March 31, 2020, the Operating Partnership made distributions of approximately $2.2 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $40.7 million.  For the three months ended March 31, 2019, dividends paid to stockholders totaled approximately $22.7 million.  Additionally, for the three months ended March 31, 2019, the Operating Partnership made distributions of approximately $2.2 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $40.2 million.

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

During the three months ended March 31, 2020, the Operating Partnership’s primary source of cash was cash flow from operations, proceeds from borrowings under its credit facility. As of March 31, 2020, the Operating Partnership has determined that it has adequate capital to meet its debt obligations and operating expenses for the next twelve months.

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

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement.

Both the Term Loan Agreement and Credit Facility Agreement contain customary representations, financial and other covenants. The Operating Partnership’s ability to borrow under the credit facility and term loan is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at March 31, 2020.

As of March 31, 2020, $300.0 million and $153.5 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three months ended March 31, 2020 was 2.7%. As discussed in Note 8 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The weighted average interest rate on the credit facility during the three months ended March 31, 2020 was 2.5%. The Company had no available borrowings under the term loan at March 31, 2020. The Company had $446.5 million available to borrow under the credit facility at March 31, 2020.

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

As discussed above, the COVID-19 pandemic outbreak has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located. The COVID-19 pandemic could have a material adverse effect on the Company’s financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of the Company’s tenants’ businesses, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to the Company in full. Closures by the Company’s tenants of their stores could reduce the Company’s cash flows, which could impact the Company’s ability to continue paying dividends to its stockholders at expected levels. Given the uncertainty related to the COVID-19 pandemic, the Company has temporarily suspended quarterly dividend distributions. Going forward, the Company’s board of directors will continue to evaluate the Company’s dividend policy. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net Cash Provided by (Used in):
Operating Activities	$40,707	$40,190
Investing Activities	$(11,555)	$5,926
Financing Activities	$30,318	$(42,371)

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $40.7 million in the three months ended March 31, 2020, which is materially consistent with $40.2 million in the comparable period in 2019.

Investing Activities

Net cash flows used in investing activities amounted to $11.6 million in the three months ended March 31, 2020, compared to net cash flows provided by investing activities of $5.9 million in the comparable period in 2019. This increase in cash flows used of approximately $17.5 million for the three months ended March 31, 2020 is primarily due to a decrease in proceeds from the sale of real estate of approximately $16.0 million and an increase in improvements to properties of approximately $1.4 million.

Financing Activities

Net cash flows provided by financing activities amounted to $30.3 million in the three months ended March 31, 2020, compared to net cash flows used in financing activities of $42.4 million in the comparable period in 2019. This increase of approximately $72.7 million for the three months ended March 31, 2020 is primarily due to the net increase in proceeds from borrowings on the credit facility of $83.5 million, offset by the increase in repurchase of common stock of approximately $8.8 million.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at March 31, 2020 (in thousands):

	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$435	$717	$24,132	$686	$26,708	$33,337	$86,015
Mortgage Notes Payable Interest	2,837	3,737	3,170	2,482	1,627	991	14,844
Term loan (2)	—	—	—	—	—	300,000	300,000
Credit facility (3)	—	—	—	—	153,500	—	153,500
Senior Notes Due 2027 (4)	10,475	10,475	10,475	10,475	10,475	281,425	333,800
Senior Notes Due 2026 (4)	3,950	7,900	7,900	7,900	7,900	215,800	251,350
Senior Notes Due 2024 (5)	10,000	10,000	10,000	10,000	260,000	—	300,000
Senior Notes Due 2023 (6)	12,500	12,500	12,500	262,500	—	—	300,000
Operating lease obligations	966	1,282	1,304	1,330	1,335	32,604	38,821
Total	$41,163	$46,611	$69,481	$295,373	$461,545	$864,157	$1,778,330
_________________________________
(1)Does not include unamortized mortgage premium of $1.5 million as of March 31, 2020.
(2)For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of March 31, 2020 which was 3.0%, inclusive of the swap agreements the Company has entered into.
(3)For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the weighted average interest rate on the credit facility as of March 31, 2020 which was 1.8%.
(4)Represents payments of interest only in years 2020 through 2024 and payments of both principal and interest thereafter.
(5)Represents payments of interest only in years 2020 through 2023 and payments of both principal and interest thereafter.
(6)Represents payments of interest only in years 2020 through 2022 and payments of both principal and interest thereafter.

For the new leases and renewals that occurred during the three months ended March 31, 2020, the Company has committed approximately $3.3 million and $147,000 in tenant improvements (including building improvements) and leasing commissions, respectively. As of March 31, 2020, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company does not have any off-balance sheet arrangements.

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

The Company has an unsecured term loan agreement with several banks under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective December 20, 2019, the Company entered into the First Amendment to First Amended and Restated Term Loan Agreement (as amended, the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from September 8, 2022 to January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions.

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

The Company plans to finance future acquisitions through a combination of cash from operations, borrowings under its credit facility, the assumption of existing mortgage debt, the issuance of OP Units, equity and debt offerings and the potential sale of existing assets. In addition, the Company may acquire retail properties indirectly through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

Distributions

The Operating Partnership and ROIC intend to make distributions to holders of their OP Units and common stock, respectively.  The Operating Partnership pays distributions to ROIC directly as a holder of units of the Operating Partnership, and indirectly to ROIC through distributions to Retail Opportunity Investments GP, LLC, a wholly owned subsidiary of ROIC.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  ROIC intends to pay dividends to its stockholders in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  If ROIC’s cash available for distribution is less than its net taxable income, ROIC could be required to sell assets or borrow funds to make cash distributions or ROIC may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

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

As of March 31, 2020, the Company had $453.5 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 8 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into four interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of March 31, 2020, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	March 31, 2020 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(5,947)	$(4,740)	$(3,547)	$(2,374)	$(1,211)
$100,000	$(5,947)	$(4,740)	$(3,547)	$(2,374)	$(1,211)
$50,000	$(4,015)	$(3,405)	$(2,802)	$(2,209)	$(1,621)
$50,000	$(4,019)	$(3,409)	$(2,806)	$(2,213)	$(1,626)

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

During the three months ended March 31, 2020, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the three months ended March 31, 2020, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

The following represents a material change in our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The current pandemic of the novel coronavirus (COVID-19) is expected to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the businesses of many of our tenants and materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, and our ability to pay dividends and other distributions to our stockholders.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

The COVID-19 pandemic has impacted states and cities where our tenants operate their businesses and where our properties are located, and preventative measures taken to alleviate the public health crisis, including “shelter-in-place” or “stay-at-home” orders issued by local, state and federal authorities, have materially adversely affected some of and may affect other of our tenants’ businesses. A number of our tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues, and the spread of COVID-19 has decreased customers’ willingness to frequent, and mandated “shelter-in-place” or “stay-at-home” orders have prevented customers from frequenting some of our tenants’ businesses and even if such orders are lifted, customer traffic may continue to be adversely impacted. Some tenants may also seek concessions from us for paying lease charges as a result of such mandatory closures or reduced hours.

Also, some of our tenants have closed or may close and may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy at our properties which could result in an increase in the number of co-tenancy claims due to falling below required occupancy thresholds and may impact our results. Additionally, a decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates and we could incur significant re-leasing costs. The current decreased customer traffic or continued decreased traffic in the future could adversely impact our ability to successfully execute our leasing strategy and operational objectives.

Furthermore, in the event of any default by a tenant for non-payment of lease charges or early or limited cessation of operations, we might not be able to fully recover and/or experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with such parties due to potential moratoriums imposed by various jurisdictions in light of the COVID-19 pandemic on landlord initiated commercial eviction and collection actions. Further, one or more of our tenants may seek the protection of the bankruptcy laws as a result of the prolonged impact of the COVID-19 pandemic which could result in the termination of its lease causing a reduction in our income. Tenant bankruptcies may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates and adversely impact our ability to successfully execute our re-leasing strategy.

Many experts predict that the outbreak will trigger, or may have already triggered, a period of global economic slowdown or a global recession. A sustained downturn in the U.S. economy and reduced consumer spending as well as consumer activity at brick-and-mortar commercial establishments due to the prolonged existence and threat of the COVID-19 pandemic could impose an economic recession in the U.S. which could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our properties could substantially decline during a significant downturn in the U.S. economy which could result in a decline in our occupancy percentage and reduction in rental revenues.

In addition, the COVID-19 pandemic has also led to complete or partial shutdowns of manufacturing facilities and distribution centers in many countries, which could result in temporary or long-term disruptions in our tenants’ supply chains from suppliers, or otherwise delay the delivery of inventory or other goods necessary for our tenants’ operations.

Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management. Further, certain of our tenants may not be eligible for or may not be successful in securing stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

As a result of these and other factors, some of our tenants have been unable to and others may become unable to operate their businesses and make rental payments to us on a timely basis or otherwise under their leases. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and our ability to pay dividends and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations or their revenues decline.
In addition, the COVID-19 pandemic, or a future pandemic, could have material and adverse effects on our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and our ability to pay dividends and other distributions to our stockholders due to, among other factors:

•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants’ abilities to fund their business operations and meet their obligations to us;

•the financial impact could negatively impact our ability to pay dividends to our stockholders;

•the financial impacts could negatively impact our future compliance with financial covenants of our credit facility and other debt agreements and could result in a default and potentially an acceleration of indebtedness, which non-compliance could also negatively impact our ability to make additional borrowings under our revolving credit facility or otherwise pay dividends to our stockholders;

•the worsening of estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions as it relates to one or more of our adversely impacted properties could result in the recognition of substantial impairment charges imposed on our assets;

•the credit quality of our tenants could be negatively impacted and we may significantly increase our allowance for doubtful accounts;

•a general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties, or to sell properties as part of our capital recycling strategy;

•difficulties completing our densification projects on a timely basis, on budget or at all; and

•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.

The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on our revenues and could materially and adversely affect our business, results of operations and financial condition. Moreover, many risk factors set forth in our Annual Report on Form

10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, ROIC purchased the following (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020 (1)	128,614	$17.66	—	$—
February 1, 2020 to February 29, 2020	—	—	—	—
March 1, 2020 to March 31, 2020 (2)	673,868	13.13	673,868	41,154
Total	802,482	$13.85	673,868	$41,154

(1)Represents shares repurchased by the Company in connection with the net share settlement to cover the minimum taxes on vesting of restricted stock issued under the Company's Equity Incentive Plan that vested.
(2)Represents shares repurchased by the Company pursuant to the Company’s $50.0 million stock repurchase program that was authorized on July 13, 2013.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (and contained in Exhibit 101).
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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: April 23, 2020	Date: April 23, 2020

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: April 23, 2020	Date: April 23, 2020