Form 10-Q
period 2020-06-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2020-07-30
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 117,929,055 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of July 24, 2020.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2020 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of June 30, 2020, ROIC owned an approximate 92.6% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Real Estate Investments:
Land	$881,657	$879,540
Building and improvements	2,262,445	2,252,301
	3,144,102	3,131,841
Less: accumulated depreciation	425,009	390,916
	2,719,093	2,740,925
Mortgage note receivable	5,000	13,000
Real Estate Investments, net	2,724,093	2,753,925
Cash and cash equivalents	151,372	3,800
Restricted cash	1,686	1,658
Tenant and other receivables, net	52,805	45,821
Acquired lease intangible assets, net	55,419	59,701
Prepaid expenses	1,642	3,169
Deferred charges, net	25,410	27,652
Other assets	17,706	18,031
Total assets	$3,030,133	$2,913,757

LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,495	$298,330
Credit facility	230,633	80,743
Senior Notes	943,564	942,850
Mortgage notes payable	87,020	87,523
Acquired lease intangible liabilities, net	136,889	144,757
Accounts payable and accrued expenses	12,333	17,562
Tenants’ security deposits	6,970	7,177
Other liabilities	47,408	42,987
Total liabilities	1,763,312	1,621,929

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 117,640,038 and 116,496,016 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	12	12
Additional paid-in capital	1,488,780	1,481,466
Dividends in excess of earnings	(304,678)	(297,998)
Accumulated other comprehensive loss	(11,648)	(4,132)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,172,466	1,179,348
Non-controlling interests	94,355	112,480
Total equity	1,266,821	1,291,828
Total liabilities and equity	$3,030,133	$2,913,757
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$65,734	$71,821	$139,931	$147,188
Other income	818	1,109	1,493	1,795
Total revenues	66,552	72,930	141,424	148,983

Operating expenses
Property operating	9,286	10,710	19,890	21,771
Property taxes	8,766	7,832	16,755	16,070
Depreciation and amortization	24,114	24,443	48,392	49,204
General and administrative expenses	3,929	4,950	7,873	9,226
Other expense	296	1,224	360	1,317
Total operating expenses	46,391	49,159	93,270	97,588

Gain on sale of real estate	—	180	—	2,818

Operating income	20,161	23,951	48,154	54,213

Non-operating expenses
Interest expense and other finance expenses	(15,125)	(15,605)	(29,982)	(31,284)
Net income	5,036	8,346	18,172	22,929
Net income attributable to non-controlling interests	(389)	(761)	(1,523)	(2,094)
Net Income Attributable to Retail Opportunity Investments Corp.	$4,647	$7,585	$16,649	$20,835

Earnings per share – basic and diluted	$0.04	$0.07	$0.14	$0.18

Dividends per common share	$—	$0.1970	$0.2000	$0.3940

Comprehensive income:
Net income	$5,036	$8,346	$18,172	$22,929
Other comprehensive income (loss):
Unrealized swap derivative loss arising during the period	(961)	(4,815)	(10,016)	(7,423)
Reclassification adjustment for amortization of interest expense included in net income	1,225	(263)	1,563	(465)
Other comprehensive income (loss):	264	(5,078)	(8,453)	(7,888)
Comprehensive income	5,300	3,268	9,719	15,041
Comprehensive loss (income) attributable to non-controlling interests	548	(761)	(586)	(2,094)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$5,848	$2,507	$9,133	$12,947
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2019	116,496,016	$12	$1,481,466	$(297,998)	$(4,132)	$112,480	$1,291,828
Shares issued under the Equity Incentive Plan	428,170	—	—	—	—	—	—
Shares withheld for employee taxes	(128,614)	—	(2,272)	—	—	—	(2,272)
Cancellation of restricted stock	(1,000)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,636	—	—	220	1,856
Cash redemption for non-controlling interests	—	—	—	—	—	(1,999)	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	652	—	—	(652)	—
Repurchase of common stock	(673,868)	—	(8,846)	—	—	—	(8,846)
Registration expenditures	—	—	(90)	—	—	—	(90)
Cash dividends ($0.2000 per share)	—	—	—	(23,273)	—	(2,187)	(25,460)
Dividends payable to officers	—	—	—	(56)	—	(33)	(89)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	12,002	—	—	12,002
Net income attributable to non-controlling interests	—	—	—	—	—	1,134	1,134
Other comprehensive loss	—	—	—	—	(8,717)	—	(8,717)
Balance at March 31, 2020	116,120,704	$12	$1,472,546	$(309,325)	$(12,849)	$108,963	$1,259,347
Cancellation of restricted stock	(2,499)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,081	—	—	87	2,168
Redemption of OP Units	1,521,833	—	15,211	—	—	(15,211)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(1,064)	—	—	1,064	—
Registration expenditures	—	—	6	—	—	—	6
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	4,647	—	—	4,647
Net income attributable to non-controlling interests	—	—	—	—	—	389	389
Other comprehensive gain (loss)	—	—	—	—	1,201	(937)	264
Balance at June 30, 2020	117,640,038	$12	$1,488,780	$(304,678)	$(11,648)	$94,355	$1,266,821

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

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,172	$22,929
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,392	49,204
Amortization of deferred financing costs and mortgage premiums, net	1,055	1,033
Straight-line rent adjustment	(230)	(1,726)
Amortization of above and below market rent	(8,000)	(9,938)
Amortization relating to stock based compensation	4,024	3,890
Provisions for tenant credit losses	6,611	1,274
Other noncash interest expense	146	377
Gain on sale of real estate	—	(2,818)
Change in operating assets and liabilities:
Tenant and other receivables	(13,480)	2,060
Prepaid expenses	1,527	2,673
Accounts payable and accrued expenses	(4,060)	(1,037)
Other assets and liabilities, net	(5,191)	(5,540)
Net cash provided by operating activities	48,966	62,381
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	—	16,305
Improvements to properties	(19,536)	(18,863)
Proceeds on repayment of mortgage note receivable	8,000	—
Net cash used in investing activities	(11,536)	(2,558)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(284)	(273)
Proceeds from draws on credit facility	160,000	43,000
Payments on credit facility	(10,500)	(48,000)
Redemption of OP Units	(1,999)	(1,246)
Distributions to OP Unitholders	(2,187)	(4,494)
Deferred financing and other costs	(5)	—
Repurchase of common stock	(8,846)	—
Registration expenditures	(339)	(65)
Dividends paid to common shareholders	(23,398)	(45,166)
Shares withheld for employee taxes	(2,272)	(1,986)
Net cash provided by (used in) financing activities	110,170	(58,230)
Net increase in cash, cash equivalents and restricted cash	147,600	1,593
Cash, cash equivalents and restricted cash at beginning of period	5,458	7,449
Cash, cash equivalents and restricted cash at end of period	$153,058	$9,042

Other non-cash investing and financing activities increase (decrease):
Interest rate swap asset	$—	$(4,931)
Interest rate swap liabilities	$8,600	$3,335
Accrued real estate improvement costs	$2,885	$2,888
Equity redemption of OP Units	$15,211	$—
Disposition of real estate through issuance of mortgage note	$—	$13,250
 The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$151,372	$7,488
Restricted cash	1,686	1,554
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$153,058	$9,042
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	June 30, 2020 (unaudited)	December 31, 2019
ASSETS
Real Estate Investments:
Land	$881,657	$879,540
Building and improvements	2,262,445	2,252,301
	3,144,102	3,131,841
Less: accumulated depreciation	425,009	390,916
	2,719,093	2,740,925
Mortgage note receivable	5,000	13,000
Real Estate Investments, net	2,724,093	2,753,925
Cash and cash equivalents	151,372	3,800
Restricted cash	1,686	1,658
Tenant and other receivables, net	52,805	45,821
Acquired lease intangible assets, net	55,419	59,701
Prepaid expenses	1,642	3,169
Deferred charges, net	25,410	27,652
Other assets	17,706	18,031
Total assets	$3,030,133	$2,913,757

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,495	$298,330
Credit facility	230,633	80,743
Senior Notes	943,564	942,850
Mortgage notes payable	87,020	87,523
Acquired lease intangible liabilities, net	136,889	144,757
Accounts payable and accrued expenses	12,333	17,562
Tenants’ security deposits	6,970	7,177
Other liabilities	47,408	42,987
Total liabilities	1,763,312	1,621,929

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,184,114	1,183,480
Limited partners’ capital	95,292	112,480
Accumulated other comprehensive loss	(12,585)	(4,132)
Total capital	1,266,821	1,291,828
Total liabilities and capital	$3,030,133	$2,913,757

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$65,734	$71,821	$139,931	$147,188
Other income	818	1,109	1,493	1,795
Total revenues	66,552	72,930	141,424	148,983

Operating expenses
Property operating	9,286	10,710	19,890	21,771
Property taxes	8,766	7,832	16,755	16,070
Depreciation and amortization	24,114	24,443	48,392	49,204
General and administrative expenses	3,929	4,950	7,873	9,226
Other expense	296	1,224	360	1,317
Total operating expenses	46,391	49,159	93,270	97,588

Gain on sale of real estate	—	180	—	2,818

Operating income	20,161	23,951	48,154	54,213

Non-operating expenses
Interest expense and other finance expenses	(15,125)	(15,605)	(29,982)	(31,284)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$5,036	$8,346	$18,172	$22,929

Earnings per unit - basic and diluted	$0.04	$0.07	$0.14	$0.18

Distributions per unit	$—	$0.1970	$0.2000	$0.3940

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$5,036	$8,346	$18,172	$22,929
Other comprehensive income (loss):
Unrealized swap derivative loss arising during the period	(961)	(4,815)	(10,016)	(7,423)
Reclassification adjustment for amortization of interest expense included in net income	1,225	(263)	1,563	(465)
Other comprehensive income (loss):	264	(5,078)	(8,453)	(7,888)
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$5,300	$3,268	$9,719	$15,041

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive loss
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2019	11,051,090	$112,480	116,496,016	$1,183,480	$(4,132)	$1,291,828
OP Units issued under the Equity Incentive Plan	—	—	428,170	—	—	—
OP Units withheld for employee taxes	—	—	(128,614)	(2,272)	—	(2,272)
Cancellation of OP Units	—	—	(1,000)	—	—	—
Stock based compensation expense	—	220	—	1,636	—	1,856
Cash redemption of OP Units	(116,657)	(1,999)	—	—	—	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	(652)	—	652	—	—
Repurchase of OP Units	—	—	(673,868)	(8,846)	—	(8,846)
Registration expenditures	—	—	—	(90)	—	(90)
Cash distributions ($0.2000 per unit)	—	(2,187)	—	(23,273)	—	(25,460)
Distributions payable to officers	—	(33)	—	(56)	—	(89)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,134	—	12,002	—	13,136
Other comprehensive loss	—	—	—	—	(8,717)	(8,717)
Balance at March 31, 2020	10,934,433	$108,963	116,120,704	$1,163,233	$(12,849)	$1,259,347
Cancellation of OP Units	—	—	(2,499)	—	—	—
Stock based compensation expense	—	87	—	2,081	—	2,168
Equity redemption of OP Units	(1,521,833)	(15,211)	1,521,833	15,211	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	1,064	—	(1,064)	—	—
Registration expenditures	—	—	—	6	—	6
Net income attributable to Retail Opportunity Investments Partnership, LP	—	389	—	4,647	—	5,036
Other comprehensive gain	—	—	—	—	264	264
Balance at June 30, 2020	9,412,600	$95,292	117,640,038	$1,184,114	$(12,585)	$1,266,821

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

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,172	$22,929
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,392	49,204
Amortization of deferred financing costs and mortgage premiums, net	1,055	1,033
Straight-line rent adjustment	(230)	(1,726)
Amortization of above and below market rent	(8,000)	(9,938)
Amortization relating to stock based compensation	4,024	3,890
Provisions for tenant credit losses	6,611	1,274
Other noncash interest expense	146	377
Gain on sale of real estate	—	(2,818)
Change in operating assets and liabilities:
Tenant and other receivables	(13,480)	2,060
Prepaid expenses	1,527	2,673
Accounts payable and accrued expenses	(4,060)	(1,037)
Other assets and liabilities, net	(5,191)	(5,540)
Net cash provided by operating activities	48,966	62,381
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	—	16,305
Improvements to properties	(19,536)	(18,863)
Proceeds on repayment of mortgage note receivable	8,000	—
Net cash used in investing activities	(11,536)	(2,558)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(284)	(273)
Proceeds from draws on credit facility	160,000	43,000
Payments on credit facility	(10,500)	(48,000)
Redemption of OP Units	(1,999)	(1,246)
Deferred financing and other costs	(5)	—
Repurchase of OP Units	(8,846)	—
Registration expenditures	(339)	(65)
Distributions to OP Unitholders	(25,585)	(49,660)
OP Units withheld for employee taxes	(2,272)	(1,986)
Net cash provided by (used in) financing activities	110,170	(58,230)
Net increase in cash, cash equivalents and restricted cash	147,600	1,593
Cash, cash equivalents and restricted cash at beginning of period	5,458	7,449
Cash, cash equivalents and restricted cash at end of period	$153,058	$9,042

Other non-cash investing and financing activities increase (decrease):
Interest rate swap asset	$—	$(4,931)
Interest rate swap liabilities	$8,600	$3,335
Accrued real estate improvement costs	$2,885	$2,888
Equity redemption of OP Units	$15,211	$—
Disposition of real estate through issuance of mortgage note	$—	$13,250
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$151,372	$7,488
Restricted cash	1,686	1,554
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$153,058	$9,042

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

Impact of COVID-19

On March 11, 2020, the novel coronavirus (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world. The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and social distancing practices. These containment measures, which in certain states and counties were relaxed or lifted for a period of time and subsequently reimposed, are affecting the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, grocery stores, pharmacies and retail stores are generally permitted to remain open and operational, restaurants in certain states, such as California and Oregon, are generally limited to take-out and delivery services and outdoor-dining only, and bars, movie theaters, gyms and salons in certain states and counties are generally forced to close indoor operations. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, whether restrictions that have been relaxed or lifted will be reimposed, whether businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past.

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of June 30, 2020, the statute of limitations for the tax years 2016 through and including 2018 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the six months ended June 30, 2020 and 2019, capitalized costs related to the improvement or replacement of real estate properties were approximately $19.2 million and $21.1 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three and six months ended June 30, 2020 or 2019.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. As discussed above, as a result of the COVID-19 pandemic, certain of the Company’s tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Accordingly, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired at June 30, 2020 or December 31, 2019.

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

Termination fees (included in Other income in the consolidated statements of operations and comprehensive income) are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration date. The Company recognizes termination fees when the following conditions are met: (a) the termination agreement is executed; (b) the termination fee is determinable; (c) all landlord services pursuant to the terminated lease have been rendered; and (d) collectability of substantially all of the termination fee is probable. Interest income is recognized as it is earned. Gains or losses on disposition of properties are recorded when the criteria for recognizing such gains or losses have been met.

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The provision for doubtful accounts at June 30, 2020 and December 31, 2019 was approximately $14.8 million and $8.2 million, respectively.

During the three months ended June 30, 2020, the Company experienced a higher rate of projected uncollectible rental revenue driven by changes in expectations of collectability for certain tenants given the anticipated impact of the COVID-19 pandemic to such tenants. Additionally, certain tenants experiencing economic difficulties during this pandemic have sought and may continue to seek current and future rent relief, which may be provided in the form of rent deferrals or rent abatement, among other possible agreements. Under ASC 842, “Leases,” subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Due to the number of lease contracts that would require analysis to determine, on a lease by lease basis, whether such a concession is required to be accounted for as a lease modification, the FASB staff provided clarity as to an acceptable approach to accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff provided guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed in the existing lease contract, as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee, thereby not requiring entities to apply lease modification guidance to those contracts. The Company has elected to not account for such COVID-19 concessions as lease modifications. The Company has entered into lease modifications that deferred approximately 4.3% of base rent contracted for the three months ended June 30, 2020. The Company has evaluated and continues to evaluate rent relief requests on a case-by-case basis. Not all tenants requests have resulted or will ultimately result in modification agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

For the three and six months ended June 30, 2020 and 2019, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units outstanding under the Equity Incentive Plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$5,036	$8,346	$18,172	$22,929
Less income attributable to non-controlling interests	(389)	(761)	(1,523)	(2,094)
Less earnings allocated to unvested shares	—	(113)	(127)	(227)
Net income available for common stockholders, basic	$4,647	$7,472	$16,522	$20,608
Numerator:
Net income	$5,036	$8,346	$18,172	$22,929
Less earnings allocated to unvested shares	—	(113)	(127)	(227)
Net income available for common stockholders, diluted	$5,036	$8,233	$18,045	$22,702
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	116,374,154	113,680,670	116,172,307	113,680,670
OP units	10,000,754	11,407,041	10,488,877	11,426,378
Performance-based restricted stock awards and LTIP Units	173,127	273,996	213,320	255,574
Stock options	—	96,525	4,352	95,491
Denominator for diluted EPS – weighted average common equivalent shares	126,548,035	125,458,232	126,878,856	125,458,113

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$5,036	$8,346	$18,172	$22,929
Less earnings allocated to unvested shares	—	(113)	(127)	(227)
Net income available to unitholders, basic and diluted	$5,036	$8,233	$18,045	$22,702
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	126,374,908	125,087,711	126,661,184	125,107,048
Performance-based restricted stock awards and LTIP Units	173,127	273,996	213,320	255,574
Stock options	—	96,525	4,352	95,491
Denominator for diluted earnings per unit – weighted average common equivalent units	126,548,035	125,458,232	126,878,856	125,458,113

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

Future minimum rents to be received under non-cancellable leases as of June 30, 2020 are summarized as follows (in thousands):

Minimum Rents
Remaining 2020	$101,601
2021	191,593
2022	167,336
2023	138,572
2024	107,532
Thereafter	426,930
Total minimum lease payments	$1,133,564

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at June 30, 2020 and December 31, 2019, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	June 30, 2020	December 31, 2019
Casitas Plaza Shopping Center	June 2022	5.320%	$6,919	$7,001
Riverstone Marketplace	July 2022	4.960%	17,454	17,656
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	35,500	35,500
			$85,873	$86,157
Mortgage premiums			1,353	1,594
Net unamortized deferred financing costs			(206)	(228)
Total mortgage notes payable			$87,020	$87,523

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	June 30, 2020	December 31, 2019
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,505)	(1,670)
Term loan	$298,495	$298,330

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	June 30, 2020	December 31, 2019
Credit facility	$233,500	$84,000
Net unamortized deferred financing costs	(2,867)	(3,257)
Credit facility	$230,633	$80,743

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

As of June 30, 2020, $300.0 million and $233.5 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three and six months ended June 30, 2020 was 1.5% and 2.1%, respectively. As discussed in Note 8 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The weighted average interest rate on the credit facility during the three and six months ended June 30, 2020 was 1.4% and 1.7%, respectively. The Company had no available borrowings under the term loan at June 30, 2020. The Company had $366.5 million available to borrow under the credit facility at June 30, 2020.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	June 30, 2020	December 31, 2019
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(935)	(998)
Senior Notes Due 2027	$249,065	$249,002

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	June 30, 2020	December 31, 2019
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(177)	(191)
Senior Notes Due 2026	$199,823	$199,809

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	June 30, 2020	December 31, 2019
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,737)	(1,912)
Net unamortized deferred financing costs	(983)	(1,094)
Senior Notes Due 2024	$247,280	$246,994

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	June 30, 2020	December 31, 2019
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,695)	(1,915)
Net unamortized deferred financing costs	(909)	(1,040)
Senior Notes Due 2023	$247,396	$247,045

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership entered into waiver amendments for one of its debt covenants. The amendments adjusted the criteria for properties eligible to be included in the unencumbered asset pool used for purposes of calculating the consolidated unencumbered leverage ratio and following such amendments the Operating Partnership is in compliance with all financial covenants.

4. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock outstanding.
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

During the six months ended June 30, 2020, ROIC did not sell any shares under the Sales Agreement.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the six months ended June 30, 2020, the Company repurchased 673,868 shares of common stock under this program with a principal amount of approximately $8.8 million.

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

Restricted Stock

During the six months ended June 30, 2020, ROIC awarded 566,350 shares of restricted common stock under the Equity Incentive Plan, of which 192,238 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2023.

A summary of the status of ROIC’s non-vested restricted stock awards as of June 30, 2020, and changes during the six months ended June 30, 2020 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	954,797	$16.55
Granted	566,350	$17.21
Vested	(372,061)	$18.59
Forfeited	(98,916)	$14.27
Non-vested at June 30, 2020	1,050,170	$16.39

LTIP Units

As of June 30, 2020, there remained 187,279 LTIP Units outstanding under the Equity Incentive Plan, issued at a weighted average grant date fair value of $16.27.

For both the three months ended June 30, 2020 and 2019, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $2.2 million. For the six months ended June 30, 2020 and 2019, the amounts charged to expense for all stock-based compensation arrangements totaled approximately $4.0 million and $3.9 million, respectively.

7. Capital of the Operating Partnership

As of June 30, 2020, the Operating Partnership had 127,052,638 OP Units outstanding. ROIC owned an approximate 92.6% partnership interest in the Operating Partnership at June 30, 2020, or 117,640,038 OP Units. The remaining 9,412,600 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of June 30, 2020, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the six months ended June 30, 2020, ROIC received notices of redemption for a total of 1,638,490 OP Units. ROIC elected to redeem 116,657 OP Units in cash, and accordingly, a total of approximately $2.0 million was paid during the six months ended June 30, 2020 to the holder of the respective OP Units. In accordance with the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, the redemption value was calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding the date of receipt of the notice of redemption. ROIC elected to redeem the remaining 1,521,833 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 1,521,833 shares of ROIC common stock were issued.

The redemption value of outstanding OP Units owned by the limited partners as of June 30, 2020, not including ROIC, had such units been redeemed at June 30, 2020, was approximately $107.0 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding June 30, 2020, which amounted to $11.37 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes

Due 2026 at June 30, 2020 was approximately $234.3 million and $186.8 million, respectively, calculated using significant inputs which are not observable in the market. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at June 30, 2020 was approximately $239.0 million and $259.8 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $86.4 million with a weighted average interest rate of 3.9% as of June 30, 2020. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of June 30, 2020 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of June 30, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2020:
Liabilities
Derivative financial instruments	$—	$(12,465)	$—	$(12,465)

December 31, 2019:
Liabilities
Derivative financial instruments	$—	$(3,865)	$—	$(3,865)

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $5.9 million will be reclassified as a non-cash increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2020 and December 31, 2019, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	June 30, 2020 Fair Value	December 31, 2019 Fair Value
Interest rate products	Other liabilities	$(12,465)	$(3,865)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2020 and 2019, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amount of loss recognized in OCI on derivatives	$(961)	$(4,815)	$(10,016)	$(7,423)
Amount of loss (gain) reclassified from AOCI into interest	$1,225	$(263)	$1,563	$(465)

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of June 30, 2020, the Company’s weighted average remaining lease term is approximately 37.3 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $409,000 and $394,000 for the three months ended June 30, 2020 and 2019, respectively, and approximately $838,000 and $806,000 for the six months ended June 30, 2020 and 2019, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability as of June 30, 2020 (in thousands):

Operating Leases
Remaining 2020	$644
2021	1,282
2022	1,304
2023	1,330
2024	1,335
Thereafter	32,604
Total undiscounted future minimum lease payments	38,499
Future minimum lease payments, discount	(21,006)
Lease liability	$17,493

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

10. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For both the three months ended June 30, 2020 and 2019, the Company incurred approximately $21,000 of expenses relating to the agreements. For both the six months ended June 30, 2020 and 2019, the Company incurred approximately $42,000 of expenses relating to the agreements. These expenses were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of June 30, 2020, ROIC owned an approximate 92.6% partnership interest and other limited partners owned the remaining approximate 7.4% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of June 30, 2020, the Company’s portfolio consisted of 89 properties (88 retail and one office) totaling approximately 10.1 million square feet of gross leasable area (“GLA”). As of June 30, 2020, the Company’s retail portfolio was approximately 97.0% leased. During the six months ended June 30, 2020, the Company leased or renewed a total of approximately 473,000 square feet in its portfolio. The Company has committed approximately $4.7 million, or $35.44 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the six months ended June 30, 2020. The Company has committed approximately $207,000, or $1.55 per square foot, in leasing commissions, for the new leases that occurred during the six months ended June 30, 2020. The Company has committed approximately $110,000, or $0.32 per square foot, in tenant improvements, including building improvements, for the renewed leases that occurred during the six months ended June 30, 2020. Leasing commission commitments for renewed leases were not material for the six months ended June 30, 2020.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s portfolio and tenants are estimates based on information available to the Company as of July 27, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the third quarter of 2020 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and social distancing practices. These containment measures, which in certain states and counties were relaxed or lifted for a period of time and subsequently reimposed, are affecting the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, grocery stores, pharmacies and retail stores are generally permitted to remain open and operational, restaurants in certain states, such as California and Oregon, are generally limited to take-out and delivery services and outdoor-dining only, and bars, movie theaters, gyms and salons in certain states and counties are generally forced to close indoor operations. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, whether restrictions that have been relaxed or lifted will be reimposed, whether businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past. The Company specializes in the ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores, and the Company’s portfolio and tenants have been impacted by these and other factors as follows:

•As of the date of this Quarterly Report on Form 10-Q, all of the Company’s 88 retail shopping centers are open and operating in compliance with federal, state and local COVID-19 guidelines and mandates. All of the Company’s shopping centers feature necessity-based tenants, with 86 of the 88 properties anchored by grocery and/or drug stores.

•Approximately 87.5% of the Company’s tenants (based on Annualized Base Rent) are open and operating and approximately 12.5% of the Company’s tenants are currently closed.

•The Company has received payment of approximately 81.9% of contractual base rent billed for the second quarter of 2020, and approximately 84.9% of contractual base rent billed for the month of July. As is believed to be the case with retail landlords across the U.S., the Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests. The Company has entered into lease modifications that deferred approximately 4.3% of base rent contracted for the second quarter of 2020. The Company has evaluated and continues to evaluate rent relief requests on a case-by-case basis. Not all tenants requests have resulted or will ultimately result in modification agreements, nor is the Company foregoing its contractual rights under its lease agreements. See Note 1 of the accompanying consolidated financial statements for a discussion on how the Company accounts for COVID-19 related rent concessions.

The following table provides certain information regarding the Company’s portfolio and tenants based on information available to the Company as of July 27, 2020:

	Percentage of Tenants Open		Percentage of Base Rent Paid to Date
Region	by GLA	by ABR	Second Quarter 2020	July 2020
Southern California	86.5%	86.4%	80.9%	83.5%
Northern California	85.8%	84.2%	83.9%	88.4%
Pacific Northwest	90.7%	90.5%	82.4%	85.3%
Total Portfolio	88.0%	87.5%	81.9%	84.9%

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

•The Company is in constant communication with its tenants and has assisted tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

•To enhance its liquidity position and maintain financial flexibility, the Company borrowed an additional $130.0 million under its unsecured revolving credit facility during March and April.

•The Company currently has approximately $161.3 million in cash and cash equivalents, and an additional $366.5 million available under its unsecured revolving credit facility (excluding the facility’s $600.0 million accordion feature).

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

•Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on the Company’s business, and in order to preserve its liquidity position, the Company has temporarily suspended quarterly dividend distributions. Going forward, the Company’s board of directors will continue to evaluate the Company’s dividend policy specifically, in relation to the Company’s estimate of taxable income for the fiscal year ending December 31, 2020. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s operations and financial condition, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on the Company, its tenants and the U.S. retail market is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, a continued rise in unemployment rates, decreases in consumer confidence and consumer spending levels and an overall worsening of global and U.S. economic conditions. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to increases in rent relief requests from tenants, termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at the Company’s properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders. See “Risk Factors.”

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

The Company’s financial results for the three and six months ended June 30, 2020 have been significantly impacted by the COVID-19 pandemic resulting in reductions in property operating income and its non-GAAP performance measures from changes in projected uncollectible rental revenue. The comparability of the Company’s results of operations for the three and six months ended June 30, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

Results of Operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended June 30, 2020 and 2019 (in thousands).

		Three Months Ended June 30,
		2020	2019
Operating income per GAAP		$20,161	$23,951
Plus:	Depreciation and amortization	24,114	24,443
	General and administrative expenses	3,929	4,950
	Other expense	296	1,224
Less:	Gain on sale of real estate	—	(180)
Property operating income		$48,500	$54,388

The following comparison for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 89 properties as of June 30, 2020, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended June 30, 2020 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended June 30, 2020 and 2019 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended June 30, 2020
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$23,703	$(3,542)	$20,161
Plus:	Depreciation and amortization	23,712	402	24,114
	General and administrative expenses (1)	—	3,929	3,929
	Other expense (1)	—	296	296
Property operating income		$47,415	$1,085	$48,500
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended June 30, 2019 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended June 30, 2020 and 2019 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended June 30, 2019
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$29,041	$(5,090)	$23,951
Plus:	Depreciation and amortization	23,964	479	24,443
	General and administrative expenses (1)	—	4,950	4,950
	Other expense (1)	—	1,224	1,224
Less:	Gain on sale of real estate	—	(180)	(180)
Property operating income		$53,005	$1,383	$54,388
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the three months ended June 30, 2020, the Company generated property operating income of approximately $48.5 million compared to property operating income of $54.4 million generated during the three months ended June 30, 2019, representing a decrease of approximately $5.9 million. The property operating income for the 87 same-center properties decreased approximately $5.6 million primarily due to changes in projected uncollectible rental revenue resulting from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended June 30, 2020 of approximately $24.1 million compared to $24.4 million incurred during the three months ended June 30, 2019.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $3.9 million during the three months ended June 30, 2020 compared to $5.0 million during the three months ended June 30, 2019. General and administrative expenses decreased approximately $1.0 million primarily as a result of a decrease in compensation-related expenses during the three months ended June 30, 2020 and a decrease in legal fees related to a legal settlement that occurred during the three months ended June 30, 2019.

Other expense
The Company incurred other expense of approximately $296,000 during the three months ended June 30, 2020 compared to $1.2 million during the three months ended June 30, 2019. During the three months ended June 30, 2019, the Company reached an agreement through mediation for an ongoing lawsuit to settle for approximately $1.4 million and accordingly, recorded a $950,000 charge to Other expense in the consolidated statements of operations during the three months ended June 30, 2019. There were no such charges in the three months ended June 30, 2020.

Gain on sale of real estate

On May 1, 2019, the Company sold Norwood Shopping Center, a non-core shopping center located in Sacramento, California for a sales price of $13.5 million. The Company recorded a gain on sale of real estate of approximately $180,000 during the three months ended June 30, 2019 related to this property disposition. There were no property sales during the three months ended June 30, 2020.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended June 30, 2020 of approximately $15.1 million compared to approximately $15.6 million during the three months ended June 30, 2019. Interest expense and other finance expenses decreased approximately $480,000 primarily as a result of a decrease in the interest rates payable on the credit facility, offset by an increase in the amounts outstanding under the credit facility.

Results of Operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the six months ended June 30, 2020 and 2019 (in thousands).

		Six Months Ended June 30,
		2020	2019
Operating income per GAAP		$48,154	$54,213
Plus:	Depreciation and amortization	48,392	49,204
	General and administrative expenses	7,873	9,226
	Other expense	360	1,317
Less:	Gain on sale of real estate	—	(2,818)
Property operating income		$104,779	$111,142

The following comparison for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 89 properties as of June 30, 2020, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the six months ended June 30, 2020 related to the 87 same-center properties owned by the Company during the entirety of both the six months ended June 30, 2020 and 2019 and consolidated into the Company’s financial statements during such periods (in thousands).

		Six Months Ended June 30, 2020
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$55,155	$(7,001)	$48,154
Plus:	Depreciation and amortization	47,582	810	48,392
	General and administrative expenses (1)	—	7,873	7,873
	Other expense (1)	—	360	360
Property operating income		$102,737	$2,042	$104,779
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the six months ended June 30, 2019 related to the 87 same-center properties owned by the Company during the entirety of both the six months ended June 30, 2020 and 2019 and consolidated into the Company’s financial statements during such periods (in thousands).

		Six Months Ended June 30, 2019
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$60,521	$(6,308)	$54,213
Plus:	Depreciation and amortization	48,104	1,100	49,204
	General and administrative expenses (1)	—	9,226	9,226
	Other expense (1)	—	1,317	1,317
Less:	Gain on sale of real estate	—	(2,818)	(2,818)
Property operating income		$108,625	$2,517	$111,142
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the six months ended June 30, 2020, the Company generated property operating income of approximately $104.8 million compared to property operating income of $111.1 million generated during the six months ended June 30, 2019, a decrease of approximately $6.4 million. The property operating income for the 87 same-center properties decreased approximately $5.9 million primarily due to changes in projected uncollectible rental revenue resulting from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the six months ended June 30, 2020 of approximately $48.4 million compared to $49.2 million incurred during the six months ended June 30, 2019.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $7.9 million during the six months ended June 30, 2020 compared to $9.2 million during the six months ended June 30, 2019. General and administrative expenses decreased approximately $1.4 million primarily as a result of a decrease in compensation-related expenses during the six months ended June 30, 2020 and a decrease in legal fees related to a legal settlement that occurred during the six months ended June 30, 2019.

Other expense
The Company incurred other expense of approximately $360,000 during the six months ended June 30, 2020 compared to $1.3 million during the six months ended June 30, 2019. During the six months ended June 30, 2019, the Company reached an agreement through mediation for an ongoing lawsuit to settle for approximately $1.4 million and accordingly, recorded a $950,000 charge to Other expense in the consolidated statements of operations during the six months ended June 30, 2019. There were no such charges in the six months ended June 30, 2020.

Gain on sale of real estate

On February 15, 2019, the Company sold Vancouver Market Center, a non-core shopping center located in Vancouver, Washington. The sales price of $17.0 million, less costs to sell, resulted in net proceeds of approximately $16.0 million. The Company recorded a gain on sale of real estate of approximately $2.6 million during the six months ended June 30, 2019 related to this property disposition. Additionally, on May 1, 2019, the Company sold Norwood Shopping Center, a non-core shopping center located in Sacramento, California for a sales price of $13.5 million. The Company recorded a gain on sale of real estate of approximately $180,000 during the six months ended June 30, 2019 related to this property disposition. There were no property sales in the six months ended June 30, 2020.

Interest expense and other finance expenses

The Company incurred interest expense during the six months ended June 30, 2020 of approximately $30.0 million compared to approximately $31.3 million during the six months ended June 30, 2019. Interest expense and other finance expenses decreased approximately $1.3 million primarily as a result of a decrease in the interest rates payable on the credit facility, offset by an increase in the amounts outstanding under the credit facility.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and six months ended June 30, 2020 and 2019 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to ROIC	$4,647	$7,585	$16,649	$20,835
Plus: Depreciation and amortization	24,114	24,443	48,392	49,204
Less: Gain on sale of real estate	—	(180)	—	(2,818)
Funds from operations – basic	28,761	31,848	65,041	67,221
Net income attributable to non-controlling interests	389	761	1,523	2,094
Funds from operations – diluted	$29,150	$32,609	$66,564	$69,315

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three and six months ended June 30, 2020 and 2019. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 89 properties for both the three and six months ended June 30, 2020, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
GAAP operating income	$20,161	$23,951	$48,154	$54,213
Depreciation and amortization	24,114	24,443	48,392	49,204
General and administrative expenses	3,929	4,950	7,873	9,226
Other expense	296	1,224	360	1,317
Gain on sale of real estate	—	(180)	—	(2,818)
Straight-line rent	(319)	(546)	(230)	(1,726)
Amortization of above- and below-market rent	(2,522)	(3,460)	(8,000)	(9,938)
Property revenues and other expenses (1)	(99)	43	(248)	296
Total Company cash NOI	45,560	50,425	96,301	99,774
Non same-center cash NOI	(1,091)	(1,394)	(2,042)	(2,527)
Same-center cash NOI	$44,469	$49,031	$94,259	$97,247
______________________
(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the three months ended June 30, 2020, the Company generated same-center cash NOI of approximately $44.5 million compared to approximately $49.0 million generated during the three months ended June 30, 2019, representing a 9.3% decrease. This decrease is primarily due to changes in projected uncollectible rental revenue resulting from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses. During the six months ended June 30, 2020, the Company generated same-center cash NOI of approximately $94.3 million compared to approximately $97.2 million generated during the six months ended June 30, 2019, representing a 3.1% decrease. This decrease is primarily due to changes in projected uncollectible rental revenue resulting from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses, offset by an increase in base rents.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. As discussed above, as a result of the COVID-19 pandemic, certain of the Company’s tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Accordingly, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired at June 30, 2020.

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

During the six months ended June 30, 2020, the Company’s primary source of cash was distributions from the Operating Partnership. As of June 30, 2020, the Company has determined that it has adequate capital to meet its dividend funding obligations for the next twelve months.

For the six months ended June 30, 2020, dividends paid to stockholders totaled approximately $23.4 million.  Additionally, for the six months ended June 30, 2020, the Operating Partnership made distributions of approximately $2.2 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $49.0 million.  For the six months ended June 30, 2019, dividends paid to stockholders totaled approximately $45.2 million.  Additionally, for the six months ended June 30, 2019, the Operating Partnership made distributions of approximately $4.5 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $62.4 million.

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

During the six months ended June 30, 2020, the Operating Partnership’s primary source of cash was cash flow from operations and proceeds from borrowings under its credit facility. As of June 30, 2020, the Operating Partnership has determined that it has adequate capital to meet its debt obligations and operating expenses for the next twelve months.

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

As of June 30, 2020, $300.0 million and $233.5 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three and six months ended June 30, 2020 was 1.5% and 2.1%, respectively. As discussed in Note 8 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The weighted average interest rate on the credit facility during the three and six months ended June 30, 2020 was 1.4% and 1.7%, respectively. The Company had no available borrowings under the term loan at June 30, 2020. The Company had $366.5 million available to borrow under the credit facility at June 30, 2020.

Further, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in each of December 2017, December 2014 and December 2013 and $200.0 million aggregate principal amount of unsecured senior notes in September 2016, each of which were fully and unconditionally guaranteed by the Company.

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership entered into waiver amendments for one of its debt covenants. The amendments adjusted the criteria for properties eligible to be included in the unencumbered asset pool used for purposes of calculating the consolidated unencumbered leverage ratio and following such amendments the Operating Partnership is in compliance with all financial covenants.

While the Operating Partnership generally intends to hold its assets as long term investments, certain of its investments may be sold in order to manage the Operating Partnership’s interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

As discussed above, the COVID-19 pandemic has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located. The COVID-19 pandemic could have a material adverse effect on the Company’s financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of the Company’s tenants’ businesses, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to the Company in full. Closures by the Company’s tenants of their stores could reduce the Company’s cash flows, which could impact the Company’s ability to continue paying dividends to its stockholders at expected levels. Given the uncertainty related to the COVID-19 pandemic, the Company has temporarily suspended quarterly dividend distributions. Going forward, the Company’s board of directors will continue to evaluate the Company’s dividend policy specifically, in relation to the Company’s estimate of taxable income for the fiscal year ending December 31, 2020. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net Cash Provided by (Used in):
Operating Activities	$48,966	$62,381
Investing Activities	$(11,536)	$(2,558)
Financing Activities	$110,170	$(58,230)

 Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $49.0 million in the six months ended June 30, 2020, compared to $62.4 million in the comparable period in 2019. This decrease of approximately $13.4 million during the six months ended June 30, 2020 is primarily due to a decrease in property operating income of approximately $6.4 million and the increase in accounts receivable and related timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to $11.5 million in the six months ended June 30, 2020, compared to $2.6 million in the comparable period in 2019. This increase of approximately $9.0 million for the six months ended June 30, 2020 is primarily due to a decrease in proceeds from the sale of real estate of approximately $16.3 million offset by an increase in proceeds on repayment of mortgage note receivable of $8.0 million.

Financing Activities

Net cash flows provided by financing activities amounted to $110.2 million in the six months ended June 30, 2020, compared to net cash flows used in financing activities of $58.2 million in the comparable period in 2019. This increase of approximately $168.4 million for the six months ended June 30, 2020 is primarily due to the net increase in proceeds from borrowings on the credit facility of $154.5 million, the decrease in dividends paid to common shareholders of approximately $21.8 million, offset by the increase in repurchase of common stock of approximately $8.8 million.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at June 30, 2020 (in thousands):

	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$293	$717	$24,132	$686	$26,708	$33,337	$85,873
Mortgage Notes Payable Interest	1,886	3,737	3,170	2,482	1,627	991	13,893
Term loan (2)	—	—	—	—	—	300,000	300,000
Credit facility (3)	—	—	—	—	233,500	—	233,500
Senior Notes Due 2027 (4)	5,238	10,475	10,475	10,475	10,475	281,425	328,563
Senior Notes Due 2026 (4)	3,950	7,900	7,900	7,900	7,900	215,800	251,350
Senior Notes Due 2024 (5)	5,000	10,000	10,000	10,000	260,000	—	295,000
Senior Notes Due 2023 (6)	6,250	12,500	12,500	262,500	—	—	293,750
Operating lease obligations	644	1,282	1,304	1,330	1,335	32,604	38,499
Total	$23,261	$46,611	$69,481	$295,373	$541,545	$864,157	$1,840,428
_________________________________
(1)Does not include unamortized mortgage premium of $1.4 million as of June 30, 2020.
(2)For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of June 30, 2020 which was 3.0%, inclusive of the swap agreements the Company has entered into.
(3)For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the weighted average interest rate on the credit facility as of June 30, 2020 which was 1.1%.
(4)Represents payments of interest only in years 2020 through 2024 and payments of both principal and interest thereafter.
(5)Represents payments of interest only in years 2020 through 2023 and payments of both principal and interest thereafter.
(6)Represents payments of interest only in years 2020 through 2022 and payments of both principal and interest thereafter.

For the new leases and renewals that occurred during the six months ended June 30, 2020, the Company has committed approximately $4.8 million and $265,000 in tenant improvements (including building improvements) and leasing commissions, respectively. As of June 30, 2020, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of June 30, 2020, the Company does not have any off-balance sheet arrangements.

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

As of June 30, 2020, the Company had $533.5 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 8 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into four interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of June 30, 2020, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	June 30, 2020 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(5,696)	$(4,617)	$(3,550)	$(2,498)	$(1,459)
$100,000	$(5,696)	$(4,617)	$(3,550)	$(2,498)	$(1,459)
$50,000	$(3,782)	$(3,237)	$(2,698)	$(2,167)	$(1,642)
$50,000	$(3,786)	$(3,241)	$(2,702)	$(2,171)	$(1,646)

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

During the six months ended June 30, 2020, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the six months ended June 30, 2020, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

The current pandemic of the novel coronavirus (COVID-19) is expected to continue to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the businesses of many of our tenants and materially and adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations, and our ability to pay dividends and other distributions to our stockholders.

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

The COVID-19 pandemic has impacted states and cities where our tenants operate their businesses and where our properties are located, and local, state and federal authorities have taken preventative measures to alleviate the public health crisis including “shelter-in-place” or “stay-at-home” orders, mandatory business closures and restrictions on business operations, quarantines, restrictions on travel and social distancing practices. These containment measures, which in certain states and counties were relaxed or lifted for a period of time and subsequently reimposed, are affecting the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, grocery stores, pharmacies and retail stores are generally permitted to remain open and operational, restaurants in certain states such as California and Oregon are generally limited to take-out and delivery services and outdoor-dining only, and bars, movie theaters, gyms and salons in certain states and counties are generally forced to close indoor operations. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, whether restrictions that have been relaxed or lifted will be reimposed, or when customers will re-engage with tenants as they have in the past.

A number of our tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues, and the spread of COVID-19 has decreased customers’ willingness to frequent certain of our tenants’ physical store locations and has led to a general increase in online consumer purchases through retail websites. A prolonged decrease in customer traffic could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates, and we could incur substantial tenant improvement and other leasing costs. In addition, there is uncertainty as to whether businesses of tenants that have closed, either voluntarily or by mandate, will reopen even after applicable restrictions are lifted. The failure of tenants to reopen their businesses could have a material impact on occupancy levels at our properties, which could result in an increase in the number of co-tenancy claims if the occupancy at our properties falls below required thresholds. Further, one or more of our tenants may seek the protection of the bankruptcy laws as a result of the impact of the COVID-19 pandemic which could result in the termination of its lease causing a reduction in our income. Tenant bankruptcies may also make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates and adversely impact our ability to successfully execute our re-leasing strategy.

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

In addition, the COVID-19 pandemic has also led to complete or partial shutdowns of manufacturing facilities and distribution centers in many countries, which in some cases has resulted in temporary disruptions and could result in long-term disruptions in our tenants’ supply chains from suppliers, or otherwise delay the delivery of inventory or other goods necessary for our tenants’ operations. Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management.

As a result of these and other factors, certain of our tenants have experienced and continue to experience economic difficulties which may cause them to be unable to meet their obligations to us under their lease agreements in full, or at all. A number of our tenants have sought to modify such obligations and may continue to seek additional relief, and additional tenants may seek modifications of such obligations in the future, resulting in increases in uncollectible receivables and reductions in rental income. Further, in the event of any default by a tenant under its lease agreement, we might not be able to fully recover and/or experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us under the terms of the lease agreement. Because substantially all of our income is derived from rentals of commercial real property, our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations and our ability to pay dividends and other distributions to our stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to us.

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

•difficulties completing our densification projects on a timely basis, on budget or at all; and

•the potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, and the potential impact of adaptions to our operations in order to protect our personnel, such as a prolonged period of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (and contained in Exhibit 101).
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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: July 30, 2020	Date: July 30, 2020

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: July 30, 2020	Date: July 30, 2020