Form 10-Q
period 2020-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2020-10-27
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 118,005,155 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of October 23, 2020.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2020 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of September 30, 2020, ROIC owned an approximate 92.8% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Real Estate Investments:
Land	$881,764	$879,540
Building and improvements	2,262,430	2,252,301
	3,144,194	3,131,841
Less: accumulated depreciation	440,541	390,916
	2,703,653	2,740,925
Mortgage note receivable	4,979	13,000
Real Estate Investments, net	2,708,632	2,753,925
Cash and cash equivalents	58,458	3,800
Restricted cash	1,990	1,658
Tenant and other receivables, net	56,122	45,821
Acquired lease intangible assets, net	53,320	59,701
Prepaid expenses	1,285	3,169
Deferred charges, net	24,026	27,652
Other assets	17,543	18,031
Total assets	$2,921,376	$2,913,757

LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,433	$298,330
Credit facility	100,544	80,743
Senior Notes	943,267	942,850
Mortgage notes payable	86,766	87,523
Acquired lease intangible liabilities, net	133,590	144,757
Accounts payable and accrued expenses	28,755	17,562
Tenants’ security deposits	6,977	7,177
Other liabilities	45,370	42,987
Total liabilities	1,643,702	1,621,929

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 117,940,155 and 116,496,016 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	12	12
Additional paid-in capital	1,493,989	1,481,466
Dividends in excess of earnings	(298,212)	(297,998)
Accumulated other comprehensive loss	(10,230)	(4,132)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,185,559	1,179,348
Non-controlling interests	92,115	112,480
Total equity	1,277,674	1,291,828
Total liabilities and equity	$2,921,376	$2,913,757
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$69,066	$71,793	$208,997	$218,981
Other income	706	645	2,199	2,440
Total revenues	69,772	72,438	211,196	221,421

Operating expenses
Property operating	10,313	10,995	30,203	32,766
Property taxes	8,510	8,113	25,265	24,183
Depreciation and amortization	24,649	24,163	73,041	73,367
General and administrative expenses	4,101	4,448	11,974	13,674
Other expense	165	47	525	1,364
Total operating expenses	47,738	47,766	141,008	145,354

Gain on sale of real estate	—	10,357	—	13,175

Operating income	22,034	35,029	70,188	89,242

Non-operating expenses
Interest expense and other finance expenses	(15,065)	(15,401)	(45,047)	(46,685)
Net income	6,969	19,628	25,141	42,557
Net income attributable to non-controlling interests	(503)	(1,770)	(2,026)	(3,864)
Net Income Attributable to Retail Opportunity Investments Corp.	$6,466	$17,858	$23,115	$38,693

Earnings per share – basic and diluted	$0.06	$0.16	$0.20	$0.34

Dividends per common share	$—	$0.1970	$0.2000	$0.5910

Comprehensive income:
Net income	$6,969	$19,628	$25,141	$42,557
Other comprehensive income (loss):
Unrealized swap derivative gain (loss) arising during the period	62	(1,226)	(9,954)	(8,649)
Reclassification adjustment for amortization of interest expense included in net income	1,498	(96)	3,061	(561)
Other comprehensive income (loss):	1,560	(1,322)	(6,893)	(9,210)
Comprehensive income	8,529	18,306	18,248	33,347
Comprehensive income attributable to non-controlling interests	(645)	(1,770)	(1,231)	(3,864)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$7,884	$16,536	$17,017	$29,483
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2019	116,496,016	$12	$1,481,466	$(297,998)	$(4,132)	$112,480	$1,291,828
Shares issued under the Equity Incentive Plan	428,170	—	—	—	—	—	—
Shares withheld for employee taxes	(128,614)	—	(2,272)	—	—	—	(2,272)
Cancellation of restricted stock	(1,000)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,636	—	—	220	1,856
Cash redemption for non-controlling interests	—	—	—	—	—	(1,999)	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	652	—	—	(652)	—
Repurchase of common stock	(673,868)	—	(8,846)	—	—	—	(8,846)
Registration expenditures	—	—	(90)	—	—	—	(90)
Cash dividends ($0.2000 per share)	—	—	—	(23,273)	—	(2,187)	(25,460)
Dividends payable to officers	—	—	—	(56)	—	(33)	(89)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	12,002	—	—	12,002
Net income attributable to non-controlling interests	—	—	—	—	—	1,134	1,134
Other comprehensive loss	—	—	—	—	(8,717)	—	(8,717)
Balance at March 31, 2020	116,120,704	$12	$1,472,546	$(309,325)	$(12,849)	$108,963	$1,259,347
Cancellation of restricted stock	(2,499)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,081	—	—	87	2,168
Redemption of OP Units	1,521,833	—	15,211	—	—	(15,211)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(1,064)	—	—	1,064	—
Registration expenditures	—	—	6	—	—	—	6
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	4,647	—	—	4,647
Net income attributable to non-controlling interests	—	—	—	—	—	389	389
Other comprehensive gain (loss)	—	—	—	—	1,201	(937)	264
Balance at June 30, 2020	117,640,038	$12	$1,488,780	$(304,678)	$(11,648)	$94,355	$1,266,821
Cancellation of restricted stock	(1,400)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,086	—	—	255	2,341
Redemption of OP Units	301,517	—	3,076	—	—	(3,076)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	64	—	—	(64)	—
Registration expenditures	—	—	(17)	—	—	—	(17)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	6,466	—	—	6,466
Net income attributable to non-controlling interests	—	—	—	—	—	503	503
Other comprehensive gain	—	—	—	—	1,418	142	1,560
Balance at September 30, 2020	117,940,155	$12	$1,493,989	$(298,212)	$(10,230)	$92,115	$1,277,674

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

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,141	$42,557
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	73,041	73,367
Amortization of deferred financing costs and mortgage premiums, net	1,623	1,553
Straight-line rent adjustment	(563)	(2,650)
Amortization of above and below market rent	(10,756)	(13,025)
Amortization relating to stock based compensation	6,365	6,124
Provisions for tenant credit losses	8,808	1,654
Other noncash interest expense	220	450
Gain on sale of real estate	—	(13,175)
Change in operating assets and liabilities:
Tenant and other receivables	(18,718)	848
Prepaid expenses	1,885	2,950
Accounts payable and accrued expenses	11,807	12,912
Other assets and liabilities, net	(5,927)	(2,330)
Net cash provided by operating activities	92,926	111,235
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	—	45,388
Improvements to properties	(24,839)	(28,072)
Proceeds on repayment of mortgage note receivable	8,020	—
Net cash (used in) provided by investing activities	(16,819)	17,316
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(429)	(410)
Proceeds from draws on credit facility	160,000	51,000
Payments on credit facility	(140,500)	(115,000)
Redemption of OP Units	(1,999)	(3,028)
Distributions to OP Unitholders	(2,187)	(6,722)
Deferred financing and other costs	(1,130)	—
Proceeds from the sale of common stock	—	16,351
Repurchase of common stock	(8,846)	—
Registration expenditures	(356)	(272)
Dividends paid to common shareholders	(23,398)	(67,804)
Common shares issued under the Equity Incentive Plan	—	512
Shares withheld for employee taxes	(2,272)	(1,986)
Net cash used in financing activities	(21,117)	(127,359)
Net increase in cash, cash equivalents and restricted cash	54,990	1,192
Cash, cash equivalents and restricted cash at beginning of period	5,458	7,449
Cash, cash equivalents and restricted cash at end of period	$60,448	$8,641

Other non-cash investing and financing activities increase (decrease):
Interest rate swap asset	$—	$(4,931)
Interest rate swap liabilities	$7,112	$4,729
Accrued real estate improvement costs	$3,478	$1,276
Equity redemption of OP Units	$18,287	$1,472
Disposition of real estate through issuance of mortgage note	$—	$13,250
 The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$58,458	$6,608
Restricted cash	1,990	2,033
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$60,448	$8,641
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	September 30, 2020 (unaudited)	December 31, 2019
ASSETS
Real Estate Investments:
Land	$881,764	$879,540
Building and improvements	2,262,430	2,252,301
	3,144,194	3,131,841
Less: accumulated depreciation	440,541	390,916
	2,703,653	2,740,925
Mortgage note receivable	4,979	13,000
Real Estate Investments, net	2,708,632	2,753,925
Cash and cash equivalents	58,458	3,800
Restricted cash	1,990	1,658
Tenant and other receivables, net	56,122	45,821
Acquired lease intangible assets, net	53,320	59,701
Prepaid expenses	1,285	3,169
Deferred charges, net	24,026	27,652
Other assets	17,543	18,031
Total assets	$2,921,376	$2,913,757

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,433	$298,330
Credit facility	100,544	80,743
Senior Notes	943,267	942,850
Mortgage notes payable	86,766	87,523
Acquired lease intangible liabilities, net	133,590	144,757
Accounts payable and accrued expenses	28,755	17,562
Tenants’ security deposits	6,977	7,177
Other liabilities	45,370	42,987
Total liabilities	1,643,702	1,621,929

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,195,789	1,183,480
Limited partners’ capital	92,910	112,480
Accumulated other comprehensive loss	(11,025)	(4,132)
Total capital	1,277,674	1,291,828
Total liabilities and capital	$2,921,376	$2,913,757

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental revenue	$69,066	$71,793	$208,997	$218,981
Other income	706	645	2,199	2,440
Total revenues	69,772	72,438	211,196	221,421

Operating expenses
Property operating	10,313	10,995	30,203	32,766
Property taxes	8,510	8,113	25,265	24,183
Depreciation and amortization	24,649	24,163	73,041	73,367
General and administrative expenses	4,101	4,448	11,974	13,674
Other expense	165	47	525	1,364
Total operating expenses	47,738	47,766	141,008	145,354

Gain on sale of real estate	—	10,357	—	13,175

Operating income	22,034	35,029	70,188	89,242

Non-operating expenses
Interest expense and other finance expenses	(15,065)	(15,401)	(45,047)	(46,685)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$6,969	$19,628	$25,141	$42,557

Earnings per unit - basic and diluted	$0.06	$0.16	$0.20	$0.34

Distributions per unit	$—	$0.1970	$0.2000	$0.5910

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$6,969	$19,628	$25,141	$42,557
Other comprehensive income (loss):
Unrealized swap derivative gain (loss) arising during the period	62	(1,226)	(9,954)	(8,649)
Reclassification adjustment for amortization of interest expense included in net income	1,498	(96)	3,061	(561)
Other comprehensive income (loss):	1,560	(1,322)	(6,893)	(9,210)
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$8,529	$18,306	$18,248	$33,347

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive loss
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2019	11,051,090	$112,480	116,496,016	$1,183,480	$(4,132)	$1,291,828
OP Units issued under the Equity Incentive Plan	—	—	428,170	—	—	—
OP Units withheld for employee taxes	—	—	(128,614)	(2,272)	—	(2,272)
Cancellation of OP Units	—	—	(1,000)	—	—	—
Stock based compensation expense	—	220	—	1,636	—	1,856
Cash redemption of OP Units	(116,657)	(1,999)	—	—	—	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	(652)	—	652	—	—
Repurchase of OP Units	—	—	(673,868)	(8,846)	—	(8,846)
Registration expenditures	—	—	—	(90)	—	(90)
Cash distributions ($0.2000 per unit)	—	(2,187)	—	(23,273)	—	(25,460)
Distributions payable to officers	—	(33)	—	(56)	—	(89)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,134	—	12,002	—	13,136
Other comprehensive loss	—	—	—	—	(8,717)	(8,717)
Balance at March 31, 2020	10,934,433	$108,963	116,120,704	$1,163,233	$(12,849)	$1,259,347
Cancellation of OP Units	—	—	(2,499)	—	—	—
Stock based compensation expense	—	87	—	2,081	—	2,168
Equity redemption of OP Units	(1,521,833)	(15,211)	1,521,833	15,211	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	1,064	—	(1,064)	—	—
Registration expenditures	—	—	—	6	—	6
Net income attributable to Retail Opportunity Investments Partnership, LP	—	389	—	4,647	—	5,036
Other comprehensive gain	—	—	—	—	264	264
Balance at June 30, 2020	9,412,600	$95,292	117,640,038	$1,184,114	$(12,585)	$1,266,821
Cancellation of OP Units	—	—	(1,400)	—	—	—
Stock based compensation expense	—	255	—	2,086	—	2,341
Equity redemption of OP Units	(301,517)	(3,076)	301,517	3,076	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	(64)	—	64	—	—
Registration expenditures	—	—	—	(17)	—	(17)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	503	—	6,466	—	6,969
Other comprehensive gain	—	—	—	—	1,560	1,560
Balance at September 30, 2020	9,111,083	$92,910	117,940,155	$1,195,789	$(11,025)	$1,277,674

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

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,141	$42,557
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	73,041	73,367
Amortization of deferred financing costs and mortgage premiums, net	1,623	1,553
Straight-line rent adjustment	(563)	(2,650)
Amortization of above and below market rent	(10,756)	(13,025)
Amortization relating to stock based compensation	6,365	6,124
Provisions for tenant credit losses	8,808	1,654
Other noncash interest expense	220	450
Gain on sale of real estate	—	(13,175)
Change in operating assets and liabilities:
Tenant and other receivables	(18,718)	848
Prepaid expenses	1,885	2,950
Accounts payable and accrued expenses	11,807	12,912
Other assets and liabilities, net	(5,927)	(2,330)
Net cash provided by operating activities	92,926	111,235
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	—	45,388
Improvements to properties	(24,839)	(28,072)
Proceeds on repayment of mortgage note receivable	8,020	—
Net cash (used in) provided by investing activities	(16,819)	17,316
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(429)	(410)
Proceeds from draws on credit facility	160,000	51,000
Payments on credit facility	(140,500)	(115,000)
Redemption of OP Units	(1,999)	(3,028)
Deferred financing and other costs	(1,130)	—
Proceeds from the issuance of OP Units in connection with issuance of common stock	—	16,351
Repurchase of OP Units	(8,846)	—
Registration expenditures	(356)	(272)
Distributions to OP Unitholders	(25,585)	(74,526)
Issuance of OP Units under the Equity Incentive Plan	—	512
OP Units withheld for employee taxes	(2,272)	(1,986)
Net cash used in financing activities	(21,117)	(127,359)
Net increase in cash, cash equivalents and restricted cash	54,990	1,192
Cash, cash equivalents and restricted cash at beginning of period	5,458	7,449
Cash, cash equivalents and restricted cash at end of period	$60,448	$8,641

Other non-cash investing and financing activities increase (decrease):
Interest rate swap asset	$—	$(4,931)
Interest rate swap liabilities	$7,112	$4,729
Accrued real estate improvement costs	$3,478	$1,276
Equity redemption of OP Units	$18,287	$1,472
Disposition of real estate through issuance of mortgage note	$—	$13,250
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$58,458	$6,608
Restricted cash	1,990	2,033
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$60,448	$8,641

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

Impact of COVID-19

On March 11, 2020, the novel coronavirus (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world. The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel, restrictions on gatherings and social distancing practices. These containment measures, which in certain states and counties were relaxed or lifted for a period of time and subsequently reimposed, are affecting the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, grocery stores, pharmacies and retail stores are generally permitted to remain open and operational (with capacity limitations in the case of certain retail stores), restaurants in certain states, such as California, Oregon and Washington, are generally limited to take-out and delivery services, outdoor-dining and indoor-dining at reduced capacities, and bars, movie theaters, gyms and salons in certain states and counties are generally limited to reduced capacities as well. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, whether restrictions that have been relaxed or lifted will be reimposed, whether businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past.

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848).” ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the quarter ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2020, the statute of limitations for the tax years 2017 through and including 2019 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

ROIC intends to make distributions to holders of its common stock.  U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay U.S. federal income tax at regular corporate rates to the extent that it annually distributes less than 100% of its net taxable income.  ROIC intends to pay dividends to stockholders in an amount not less than its net taxable income, if and to the extent authorized by its board of directors.  Before ROIC pays any dividend, whether for U.S. federal income tax purposes or otherwise, it must first meet both its operating requirements and its debt service on debt.  If ROIC’s cash available for distribution is less than its net taxable income, it could be required to sell assets or borrow funds to make cash distributions or it may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on the Company’s business, and in order to preserve its liquidity position, the Company has temporarily suspended quarterly dividend distributions and currently anticipates reinstating the distribution of quarterly cash dividends to stockholders in the first quarter of 2021. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT, including maintaining compliance with taxable income distribution requirements.

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the nine months ended September 30, 2020 and 2019, capitalized costs related to the improvement or replacement of real estate properties were approximately $25.2 million and $28.7 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three and nine months ended September 30, 2020 or 2019.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. As discussed above, as a result of the COVID-19 pandemic, certain of the Company’s tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Accordingly, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2020 or December 31, 2019.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The allowance for doubtful accounts at September 30, 2020 and December 31, 2019 was approximately $16.4 million and $8.2 million, respectively.

During the three months ended June 30, 2020, and to a lesser extent, the three months ended September 30, 2020, the Company experienced a higher rate of projected uncollectible rental revenue driven by changes in expectations of collectability for certain tenants given the impact of the COVID-19 pandemic to such tenants. Additionally, certain tenants experiencing economic difficulties during this pandemic have sought and may continue to seek current and future rent relief, which may be provided in the form of rent deferrals, rent abatements or other possible agreements. Under ASC 842, “Leases,” subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Due to the number of lease contracts that would require analysis to determine, on a lease by lease basis, whether such a concession is required to be accounted for as a lease modification, the FASB staff provided clarity as to an acceptable approach to accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff provided guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed in the existing lease contract, as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee, thereby not requiring entities to apply lease modification guidance to those contracts. The Company has elected to not account for such COVID-19 concessions as lease modifications. Through September 30, 2020, the Company has entered into lease modifications that deferred approximately $4.3 million of contractual amounts billed. As of September 30, 2020, approximately $413,000 has been rebilled, of which approximately $361,000, or 87%, has been collected. The Company has evaluated and continues to evaluate rent relief requests on a case-by-case basis. Not all tenants requests have resulted or will ultimately result in modification agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

For the three and nine months ended September 30, 2020 and 2019, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units outstanding under the Equity Incentive Plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$6,969	$19,628	$25,141	$42,557
Less income attributable to non-controlling interests	(503)	(1,770)	(2,026)	(3,864)
Less earnings allocated to unvested shares	—	(113)	(127)	(340)
Net income available for common stockholders, basic	$6,466	$17,745	$22,988	$38,353
Numerator:
Net income	$6,969	$19,628	$25,141	$42,557
Less earnings allocated to unvested shares	—	(113)	(127)	(340)
Net income available for common stockholders, diluted	$6,969	$19,515	$25,014	$42,217
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	117,218,094	113,814,447	116,523,448	113,725,752
OP units	9,156,814	11,321,606	10,041,615	11,391,070
Performance-based restricted stock awards and LTIP Units	234,944	324,328	244,453	304,427
Stock options	204	80,447	2,951	77,087
Denominator for diluted EPS – weighted average common equivalent shares	126,610,056	125,540,828	126,812,467	125,498,336

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$6,969	$19,628	$25,141	$42,557
Less earnings allocated to unvested shares	—	(113)	(127)	(340)
Net income available to unitholders, basic and diluted	$6,969	$19,515	$25,014	$42,217
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	126,374,908	125,136,053	126,565,063	125,116,822
Performance-based restricted stock awards and LTIP Units	234,944	324,328	244,453	304,427
Stock options	204	80,447	2,951	77,087
Denominator for diluted earnings per unit – weighted average common equivalent units	126,610,056	125,540,828	126,812,467	125,498,336

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

Future minimum rents to be received under non-cancellable leases as of September 30, 2020 are summarized as follows (in thousands):

Minimum Rents
Remaining 2020	$50,827
2021	195,206
2022	172,962
2023	144,500
2024	113,984
Thereafter	459,114
Total minimum lease payments	$1,136,593

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at September 30, 2020 and December 31, 2019, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	September 30, 2020	December 31, 2019
Casitas Plaza Shopping Center	June 2022	5.320%	$6,877	$7,001
Riverstone Marketplace	July 2022	4.960%	17,351	17,656
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	35,500	35,500
			$85,728	$86,157
Mortgage premiums			1,233	1,594
Net unamortized deferred financing costs			(195)	(228)
Total mortgage notes payable			$86,766	$87,523

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	September 30, 2020	December 31, 2019
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,567)	(1,670)
Term loan	$298,433	$298,330

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	September 30, 2020	December 31, 2019
Credit facility	$103,500	$84,000
Net unamortized deferred financing costs	(2,956)	(3,257)
Credit facility	$100,544	$80,743

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by

KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-), and subsequent to September 30, 2020, the Company obtained an investment grade credit rating from Fitch Ratings (BBB- Stable).

As of September 30, 2020, $300.0 million and $103.5 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three and nine months ended September 30, 2020 was 1.2% and 1.8%, respectively. As discussed in Note 8 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The weighted average interest rate on the credit facility during the three and nine months ended September 30, 2020 was 1.1% and 1.4%, respectively. The Company had no available borrowings under the term loan at September 30, 2020. The Company had $496.5 million available to borrow under the credit facility at September 30, 2020.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	September 30, 2020	December 31, 2019
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(1,270)	(998)
Senior Notes Due 2027	$248,730	$249,002

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	September 30, 2020	December 31, 2019
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(462)	(191)
Senior Notes Due 2026	$199,538	$199,809

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	September 30, 2020	December 31, 2019
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,647)	(1,912)
Net unamortized deferred financing costs	(928)	(1,094)
Senior Notes Due 2024	$247,425	$246,994

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	September 30, 2020	December 31, 2019
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,582)	(1,915)
Net unamortized deferred financing costs	(844)	(1,040)
Senior Notes Due 2023	$247,574	$247,045

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

4. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock outstanding.

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

During the nine months ended September 30, 2020, ROIC did not sell any shares under the Sales Agreement.

Stock Repurchase Program

On July 31, 2013, the Company’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the nine months ended September 30, 2020, the Company repurchased 673,868 shares of common stock under this program with a principal amount of approximately $8.8 million.

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

Restricted Stock

During the nine months ended September 30, 2020, ROIC awarded 566,350 shares of restricted common stock under the Equity Incentive Plan, of which 192,238 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2023.

A summary of the status of ROIC’s non-vested restricted stock awards as of September 30, 2020, and changes during the nine months ended September 30, 2020 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	954,797	$16.55
Granted	566,350	$17.21
Vested	(372,061)	$18.59
Forfeited	(100,316)	$14.32
Non-vested at September 30, 2020	1,048,770	$16.39

LTIP Units

As of September 30, 2020, there remained 187,279 LTIP Units outstanding under the Equity Incentive Plan, issued at a weighted average grant date fair value of $16.27.

For the three months ended September 30, 2020 and 2019, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $2.3 million and $2.2 million, respectively. For the nine months ended September 30, 2020 and 2019, the amounts charged to expense for all stock-based compensation arrangements totaled approximately $6.4 million and $6.1 million, respectively.

7. Capital of the Operating Partnership

As of September 30, 2020, the Operating Partnership had 127,051,238 OP Units outstanding. ROIC owned an approximate 92.8% partnership interest in the Operating Partnership at September 30, 2020, or 117,940,155 OP Units. The remaining 9,111,083 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of September 30, 2020, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the nine months ended September 30, 2020, ROIC received notices of redemption for a total of 1,940,007 OP Units. ROIC elected to redeem 116,657 OP Units in cash, and accordingly, a total of approximately $2.0 million was paid during the nine months ended September 30, 2020 to the holder of the respective OP Units. In accordance with the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, the redemption value was calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding the date of receipt of the notice of redemption. ROIC elected to redeem the remaining 1,823,350 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 1,823,350 shares of ROIC common stock were issued.

The redemption value of outstanding OP Units owned by the limited partners as of September 30, 2020, not including ROIC, had such units been redeemed at September 30, 2020, was approximately $95.2 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding September 30, 2020, which amounted to $10.45 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at September 30, 2020 was approximately $238.3 million and $189.6 million, respectively, calculated using significant inputs which are not observable in the market. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at September 30, 2020 was approximately $254.1 million and $263.9 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $86.3 million with a weighted average interest rate of 3.9% as of September 30, 2020. These fair value measurements fall within level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s interest rate swaps as of September 30, 2020 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of September 30, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
September 30, 2020:
Liabilities
Derivative financial instruments	$—	$(10,977)	$—	$(10,977)

December 31, 2019:
Liabilities
Derivative financial instruments	$—	$(3,865)	$—	$(3,865)

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $5.8 million will be reclassified as a non-cash increase to interest expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2020 and December 31, 2019, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	September 30, 2020 Fair Value	December 31, 2019 Fair Value
Interest rate products	Other liabilities	$(10,977)	$(3,865)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amount of gain (loss) recognized in OCI on derivatives	$62	$(1,226)	$(9,954)	$(8,649)
Amount of loss (gain) reclassified from AOCI into interest	$1,498	$(96)	$3,061	$(561)

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of September 30, 2020, the Company’s weighted average remaining lease term is approximately 37.2 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $409,000 for both the three months ended September 30, 2020 and 2019, and approximately $1.2 million for both the nine months ended September 30, 2020 and 2019.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments under operating leases to the lease liability as of September 30, 2020 (in thousands):

Operating Leases
Remaining 2020	$322
2021	1,282
2022	1,304
2023	1,330
2024	1,335
Thereafter	32,604
Total undiscounted future minimum lease payments	38,177
Future minimum lease payments, discount	(20,777)
Lease liability	$17,400

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

10. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For both the three months ended September 30, 2020 and 2019, the Company incurred approximately $21,000 of expenses relating to the agreements. For both the nine months ended September 30, 2020 and 2019, the Company incurred approximately $63,000 of expenses relating to the agreements. These expenses were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

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
•the level of rental revenue we achieve from our assets and our ability to collect rents;
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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of September 30, 2020, ROIC owned an approximate 92.8% partnership interest and other limited partners owned the remaining approximate 7.2% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of September 30, 2020, the Company’s portfolio consisted of 89 properties (88 retail and one office) totaling approximately 10.1 million square feet of gross leasable area (“GLA”). As of September 30, 2020, the Company’s retail portfolio was approximately 96.8% leased. During the nine months ended September 30, 2020, the Company leased or renewed a total of approximately 915,000 square feet in its portfolio. The Company has committed approximately $10.9 million, or $40.62 per square foot, in tenant improvements, including building improvements, for new leases that occurred during the nine months ended September 30, 2020. The Company has committed approximately $593,000, or $2.22 per square foot, in leasing commissions, for the new leases that occurred during the nine months ended September 30, 2020. The Company has committed approximately $388,000, or $0.60 per square foot, in tenant improvements, including building improvements, for the renewed leases that occurred during the nine months ended September 30, 2020. Leasing commission commitments for renewed leases were not material for the nine months ended September 30, 2020.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s portfolio and tenants are estimates based on information available to the Company as of October 22, 2020. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the fourth quarter of 2020 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel, restrictions on gatherings and social distancing practices. These containment measures, which in certain states and counties were relaxed or lifted for a period of time and subsequently reimposed, are affecting the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, grocery stores, pharmacies and retail stores are generally permitted to remain open and operational (with capacity limitations in the case of certain retail stores), restaurants in certain states, such as California, Oregon and Washington, are generally limited to take-out and delivery services, outdoor-dining and indoor-dining at reduced capacities, and bars, movie theaters, gyms and salons in certain states and counties are generally limited to reduced capacities as well. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, whether restrictions that have been relaxed or lifted will be reimposed, whether businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past. The Company specializes in the ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores, and the Company’s portfolio and tenants have been impacted by these and other factors as follows:

•As of the date of this Quarterly Report on Form 10-Q, all of the Company’s 88 retail shopping centers are open and operating in compliance with federal, state and local COVID-19 guidelines and mandates. All of the Company’s shopping centers feature necessity-based tenants, with 86 of the 88 properties anchored by grocery and/or drug stores.

•Approximately 94.8% of the Company’s tenants (based on Annualized Base Rent) are open and operating and approximately 5.2% of the Company’s tenants are currently closed.

•The Company has received payment of approximately 88.7% of contractual base rent billed for the third quarter of 2020. As is believed to be the case with retail landlords across the U.S., the Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests. Through September 30, 2020, the Company has entered into lease modifications that deferred approximately $4.3 million of contractual amounts billed. As of September 30, 2020, approximately $413,000 has been rebilled, of which approximately $361,000, or 87%, has been collected. The Company has evaluated and continues to evaluate rent relief requests on a case-by-case basis. Not all tenants requests have resulted or will ultimately result in modification agreements, nor is the Company foregoing its contractual rights under its lease agreements. See Note 1 of the accompanying consolidated financial statements for a discussion on how the Company accounts for COVID-19 related rent concessions.

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

•To enhance its liquidity position and maintain financial flexibility, the Company borrowed $130.0 million under its unsecured revolving credit facility during March and April and repaid this borrowing during the three months ended September 30, 2020.

•The Company currently has approximately $62.2 million in cash and cash equivalents, and an additional $496.5 million available under its unsecured revolving credit facility (excluding the facility’s $600.0 million accordion feature).

•The Company does not have any unsecured debt maturing until December 2023. Additionally, the Company does not have any secured debt maturing for the next two years, with approximately $23.1 million maturing in mid-2022, and no secured debt maturing in 2023.

•The Company has taken proactive measures to manage costs, including by suspending the Company’s densification activities. There is currently no construction underway at the Company’s properties, and the only expenditures the

Company plans to make at this time on these projects relate to obtaining entitlements. Other than limited pad development, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases. The Company has also suspended all acquisition activity, including a previously pending transaction.

•Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on the Company’s business, and in order to preserve its liquidity position, the Company has temporarily suspended quarterly dividend distributions and currently anticipates reinstating the distribution of quarterly cash dividends to stockholders in the first quarter of 2021. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT, including maintaining compliance with taxable income distribution requirements.

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

The Company’s financial results for the three and nine months ended September 30, 2020 have been significantly impacted by the COVID-19 pandemic resulting in reductions in property operating income and its non-GAAP performance measures from changes in projected uncollectible rental revenue. The comparability of the Company’s results of operations for the three and nine months ended September 30, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

Results of Operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended September 30, 2020 and 2019 (in thousands).

		Three Months Ended September 30,
		2020	2019
Operating income per GAAP		$22,034	$35,029
Plus:	Depreciation and amortization	24,649	24,163
	General and administrative expenses	4,101	4,448
	Other expense	165	47
Less:	Gain on sale of real estate	—	(10,357)
Property operating income		$50,949	$53,330

The following comparison for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 89 properties as of September 30, 2020, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2020 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2020 and 2019 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended September 30, 2020
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$25,959	$(3,925)	$22,034
Plus:	Depreciation and amortization	24,247	402	24,649
	General and administrative expenses (1)	—	4,101	4,101
	Other expense (1)	—	165	165
Property operating income		$50,206	$743	$50,949
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2019 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2020 and 2019 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended September 30, 2019
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$29,034	$5,995	$35,029
Plus:	Depreciation and amortization	23,860	303	24,163
	General and administrative expenses (1)	—	4,448	4,448
	Other expense (1)	—	47	47
Less:	Gain on sale of real estate	—	(10,357)	(10,357)
Property operating income		$52,894	$436	$53,330
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the three months ended September 30, 2020, the Company generated property operating income of approximately $50.9 million compared to property operating income of $53.3 million generated during the three months ended September 30, 2019, representing a decrease of approximately $2.4 million. The property operating income for the 87 same-center properties decreased approximately $2.7 million primarily due to changes in projected uncollectible rental revenue resulting from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses and restrictions on business operations and a decrease in straight-line rental revenue recognized.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended September 30, 2020 of approximately $24.6 million compared to $24.2 million incurred during the three months ended September 30, 2019.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $4.1 million during the three months ended September 30, 2020 compared to $4.4 million during the three months ended September 30, 2019. General and administrative expenses decreased approximately $347,000 primarily as a result of a decrease in compensation-related expenses during the three months ended September 30, 2020.

Gain on sale of real estate

On August 1, 2019, the Company sold Morada Ranch, a non-core shopping center located in Stockton, California. The sales price of $30.0 million, less costs to sell, resulted in net proceeds of approximately $29.1 million. The Company recorded a gain on sale of real estate of approximately $10.4 million during the three months ended September 30, 2019 related to this property disposition. There were no property sales during the three months ended September 30, 2020.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended September 30, 2020 of approximately $15.1 million compared to approximately $15.4 million during the three months ended September 30, 2019. Interest expense and other finance expenses decreased approximately $336,000 primarily as a result of a decrease in the interest rates payable on the credit facility, offset by an increase in the amounts outstanding under the credit facility.

Results of Operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the nine months ended September 30, 2020 and 2019 (in thousands).

		Nine Months Ended September 30,
		2020	2019
Operating income per GAAP		$70,188	$89,242
Plus:	Depreciation and amortization	73,041	73,367
	General and administrative expenses	11,974	13,674
	Other expense	525	1,364
Less:	Gain on sale of real estate	—	(13,175)
Property operating income		$155,728	$164,472

The following comparison for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 89 properties as of September 30, 2020, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2020 related to the 87 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2020 and 2019 and consolidated into the Company’s financial statements during such periods (in thousands).

		Nine Months Ended September 30, 2020
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$81,114	$(10,926)	$70,188
Plus:	Depreciation and amortization	71,829	1,212	73,041
	General and administrative expenses (1)	—	11,974	11,974
	Other expense (1)	—	525	525
Property operating income		$152,943	$2,785	$155,728
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2019 related to the 87 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2020 and 2019 and consolidated into the Company’s financial statements during such periods (in thousands).

		Nine Months Ended September 30, 2019
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$89,555	$(313)	$89,242
Plus:	Depreciation and amortization	71,963	1,404	73,367
	General and administrative expenses (1)	—	13,674	13,674
	Other expense (1)	—	1,364	1,364
Less:	Gain on sale of real estate	—	(13,175)	(13,175)
Property operating income		$161,518	$2,954	$164,472
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the nine months ended September 30, 2020, the Company generated property operating income of approximately $155.7 million compared to property operating income of $164.5 million generated during the nine months ended September 30, 2019, a decrease of approximately $8.7 million. The property operating income for the 87 same-center properties decreased approximately $8.6 million primarily due to changes in projected uncollectible rental revenue resulting from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses and restrictions on business operations, a decrease in straight-line rental revenue recognized and a decrease in the amortization of below-market lease intangible liabilities, offset by an increase in base rents.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the nine months ended September 30, 2020 of approximately $73.0 million compared to $73.4 million incurred during the nine months ended September 30, 2019.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $12.0 million during the nine months ended September 30, 2020 compared to $13.7 million during the nine months ended September 30, 2019. General and administrative expenses decreased approximately $1.7 million primarily as a result of a decrease in compensation-related expenses during the nine months ended September 30, 2020 and a decrease in legal fees related to a legal settlement that occurred during the nine months ended September 30, 2019.

Other expense
The Company incurred other expense of approximately $525,000 during the nine months ended September 30, 2020 compared to $1.4 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company reached an agreement through mediation for an ongoing lawsuit to settle for approximately $1.4 million and accordingly, recorded a $950,000 charge to Other expense in the consolidated statements of operations during the nine months ended September 30, 2019. There were no such charges in the nine months ended September 30, 2020.

Gain on sale of real estate

On February 15, 2019, the Company sold Vancouver Market Center, a non-core shopping center located in Vancouver, Washington. The sales price of $17.0 million, less costs to sell, resulted in net proceeds of approximately $16.0 million. The Company recorded a gain on sale of real estate of approximately $2.6 million during the nine months ended September 30, 2019 related to this property disposition. On May 1, 2019, the Company sold Norwood Shopping Center, a non-core shopping center located in Sacramento, California for a sales price of $13.5 million. The Company recorded a gain on sale of real estate of approximately $180,000 during the nine months ended September 30, 2019 related to this property disposition. On August 1, 2019, the Company sold Morada Ranch, a non-core shopping center located in Stockton, California. The sales price of $30.0 million, less costs to sell, resulted in net proceeds of approximately $29.1 million. The Company recorded a gain on sale of real state of approximately $10.4 million during the nine months ended September 30, 2019 related to this property disposition. There were no property sales in the nine months ended September 30, 2020.

Interest expense and other finance expenses

The Company incurred interest expense during the nine months ended September 30, 2020 of approximately $45.0 million compared to approximately $46.7 million during the nine months ended September 30, 2019. Interest expense and other finance expenses decreased approximately $1.6 million primarily as a result of a decrease in the interest rates payable on the credit facility, offset by an increase in the amounts outstanding under the credit facility.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to ROIC	$6,466	$17,858	$23,115	$38,693
Plus: Depreciation and amortization	24,649	24,163	73,041	73,367
Less: Gain on sale of real estate	—	(10,357)	—	(13,175)
Funds from operations – basic	31,115	31,664	96,156	98,885
Net income attributable to non-controlling interests	503	1,770	2,026	3,864
Funds from operations – diluted	$31,618	$33,434	$98,182	$102,749

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three and nine months ended September 30, 2020 and 2019. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 89 properties for both the three and nine months ended September 30, 2020, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
GAAP operating income	$22,034	$35,029	$70,188	$89,242
Depreciation and amortization	24,649	24,163	73,041	73,367
General and administrative expenses	4,101	4,448	11,974	13,674
Other expense	165	47	525	1,364
Gain on sale of real estate	—	(10,357)	—	(13,175)
Straight-line rent	(333)	(924)	(563)	(2,650)
Amortization of above- and below-market rent	(2,756)	(3,087)	(10,756)	(13,025)
Property revenues and other expenses (1)	(114)	(161)	(363)	135
Total Company cash NOI	47,746	49,158	144,046	148,932
Non same-center cash NOI	(749)	(452)	(2,790)	(2,979)
Same-center cash NOI	$46,997	$48,706	$141,256	$145,953
______________________
(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the three months ended September 30, 2020, the Company generated same-center cash NOI of approximately $47.0 million compared to approximately $48.7 million generated during the three months ended September 30, 2019, representing a 3.5% decrease. This decrease is primarily due to changes in projected uncollectible rental revenue resulting from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses and restrictions on business operations. During the nine months ended September 30, 2020, the Company generated same-center cash NOI of approximately $141.3 million compared to approximately $146.0 million generated during the nine months ended September 30, 2019, representing a 3.2% decrease. This decrease is primarily due to changes in projected uncollectible rental revenue resulting from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses and restrictions on business operations, offset by an increase in base rents.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value. As discussed above, as a result of the COVID-19 pandemic, certain of the Company’s tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Accordingly, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2020.

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

During the nine months ended September 30, 2020, the Company’s primary source of cash was distributions from the Operating Partnership. As of September 30, 2020, the Company has determined that it has adequate capital to meet its dividend funding obligations for the next twelve months.

For the nine months ended September 30, 2020, dividends paid to stockholders totaled approximately $23.4 million.  Additionally, for the nine months ended September 30, 2020, the Operating Partnership made distributions of approximately $2.2 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $92.9 million.  For the nine months ended September 30, 2019, dividends paid to stockholders totaled approximately $67.8 million.  Additionally, for the nine months ended September 30, 2019, the Operating Partnership made distributions of approximately $6.7 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $111.2 million.

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

During the nine months ended September 30, 2020, the Operating Partnership’s primary source of cash was cash flow from operations and proceeds from borrowings under its credit facility. As of September 30, 2020, the Operating Partnership has determined that it has adequate capital to meet its debt obligations and operating expenses for the next twelve months.

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

As of September 30, 2020, $300.0 million and $103.5 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three and nine months ended September 30, 2020 was 1.2% and 1.8%, respectively. As discussed in Note 8 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The weighted average interest rate on the credit facility during the three and nine months ended September 30, 2020 was 1.1% and 1.4%, respectively. The Company had no available borrowings under the term loan at September 30, 2020. The Company had $496.5 million available to borrow under the credit facility at September 30, 2020.

Subsequent to September 30, 2020, the Company obtained an investment grade credit rating from Fitch Ratings (BBB- Stable).

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

As discussed above, the COVID-19 pandemic has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located. The COVID-19 pandemic could have a material adverse effect on the Company’s financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of the Company’s tenants’ businesses, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to the Company in full. Closures by the Company’s tenants of their stores could reduce the Company’s cash flows, which could impact the Company’s ability to continue paying dividends to its stockholders at expected levels. Given the uncertainty related to the COVID-19 pandemic, the Company has temporarily suspended quarterly dividend distributions and currently anticipates reinstating the distribution of quarterly cash dividends to stockholders in the first quarter of 2021. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT, including maintaining compliance with taxable income distribution requirements.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net Cash Provided by (Used in):
Operating Activities	$92,926	$111,235
Investing Activities	$(16,819)	$17,316
Financing Activities	$(21,117)	$(127,359)
 Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to $92.9 million in the nine months ended September 30, 2020, compared to $111.2 million in the comparable period in 2019. This decrease of approximately $18.3 million during the nine months ended September 30, 2020 is primarily due to a decrease in property operating income of approximately $8.7 million, and the increase in accounts receivable and related timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to $16.8 million in the nine months ended September 30, 2020, compared to net cash flows provided by investing activities of approximately $17.3 million in the comparable period in 2019. This decrease of approximately $34.1 million for the nine months ended September 30, 2020 is primarily due to a decrease in proceeds from the sale of real estate of approximately $45.4 million offset by an increase in proceeds on repayment of mortgage note receivable of approximately $8.0 million.

Financing Activities

Net cash flows used in financing activities amounted to $21.1 million in the nine months ended September 30, 2020, compared to $127.4 million in the comparable period in 2019. This decrease of approximately $106.2 million for the nine months ended September 30, 2020 is primarily due to the net increase in borrowings on the credit facility of $83.5 million, the decrease in dividends paid to common shareholders of approximately $44.4 million, the decrease in proceeds from the sale of stock of approximately $16.4 million, offset by the increase in repurchase of common stock of approximately $8.8 million.

Contractual Obligations

The following table presents the principal amount of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding and other contractual obligations at September 30, 2020 (in thousands):

	Remaining 2020	2021	2022	2023	2024	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$148	$717	$24,132	$686	$26,708	$33,337	$85,728
Mortgage Notes Payable Interest	941	3,737	3,170	2,482	1,627	991	12,948
Term loan (2)	—	—	—	—	—	300,000	300,000
Credit facility (3)	—	—	—	—	103,500	—	103,500
Senior Notes Due 2027 (4)	5,238	10,475	10,475	10,475	10,475	281,425	328,563
Senior Notes Due 2026 (4)	—	7,900	7,900	7,900	7,900	215,800	247,400
Senior Notes Due 2024 (5)	5,000	10,000	10,000	10,000	260,000	—	295,000
Senior Notes Due 2023 (6)	6,250	12,500	12,500	262,500	—	—	293,750
Operating lease obligations	322	1,282	1,304	1,330	1,335	32,604	38,177
Total	$17,899	$46,611	$69,481	$295,373	$411,545	$864,157	$1,705,066
_________________________________
(1)Does not include unamortized mortgage premium of $1.2 million as of September 30, 2020.
(2)For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of September 30, 2020 which was 3.0%, inclusive of the swap agreements the Company has entered into.
(3)For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the weighted average interest rate on the credit facility as of September 30, 2020 which was approximately 1.0%.
(4)Represents payments of interest only in years 2020 through 2024 and payments of both principal and interest thereafter.
(5)Represents payments of interest only in years 2020 through 2023 and payments of both principal and interest thereafter.
(6)Represents payments of interest only in years 2020 through 2022 and payments of both principal and interest thereafter.

For the new leases and renewals that occurred during the nine months ended September 30, 2020, the Company has committed approximately $11.3 million and $651,000 in tenant improvements (including building improvements) and leasing commissions, respectively. As of September 30, 2020, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of September 30, 2020, the Company does not have any off-balance sheet arrangements.

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

As of September 30, 2020, the Company had $403.5 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 8 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into four interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of September 30, 2020, exclusive of non-performance risk (in thousands).

Swap Notional	Less 100 basis points	Less 50 basis points	September 30, 2020 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(5,018)	$(4,067)	$(3,128)	$(2,201)	$(1,282)
$100,000	$(5,018)	$(4,067)	$(3,128)	$(2,201)	$(1,282)
$50,000	$(3,333)	$(2,853)	$(2,380)	$(1,912)	$(1,448)
$50,000	$(3,336)	$(2,857)	$(2,383)	$(1,915)	$(1,452)

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

During the nine months ended September 30, 2020, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the nine months ended September 30, 2020, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

The COVID-19 pandemic has impacted states and cities where our tenants operate their businesses and where our properties are located, and local, state and federal authorities have taken preventative measures to alleviate the public health crisis including “shelter-in-place” or “stay-at-home” orders, mandatory business closures and restrictions on business operations, quarantines, restrictions on travel, restrictions on gatherings and social distancing practices. These containment measures, which in certain states and counties were relaxed or lifted for a period of time and subsequently reimposed, are affecting the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, grocery stores, pharmacies and retail stores are generally permitted to remain open and operational (with capacity limitations in the case of certain retail stores), restaurants in certain states such as California and Oregon are generally limited to take-out and delivery services and outdoor-dining only, and bars, movie theaters, gyms and salons in certain states and counties are generally forced to close indoor operations. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, whether restrictions that have been relaxed or lifted will be reimposed, or when or if customers will re-engage with tenants as they have in the past.

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

3.4
Second Amended and Restated Agreement of Limited Partnership of Retail Opportunity Investments Partnership, LP by and among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013. (2)

10.1
Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 29, 2020, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, and the other lenders party thereto. (3)

10.2
Second Amendment to First Amended and Restated Term Loan Agreement, dated as of July 29, 2020, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, and the other lenders party thereto. (3)

10.3
Third Amendment, dated as of July 29, 2020 to the Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein. (3)

10.4
First Amendment, dated as of July 29, 2020 to the Note Purchase Agreement, dated as of November 10, 2017, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (and contained in Exhibit 101).
_________________________________

(1)    Incorporated by reference to the Company’s current report on Form 8-K filed on June 3, 2011.
(2)    Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013.
(3)    Incorporated by reference to the Company’s current report on Form 8-K filed on August 4, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: October 27, 2020	Date: October 27, 2020

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: October 27, 2020	Date: October 27, 2020