Form 10-K
period 2020-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2021-02-24
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Retail Opportunity Investments Corp.	☒
Retail Opportunity Investments Partnership, LP	☐

Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act).

Retail Opportunity Investments Corp.	Yes	☐	No	☒
Retail Opportunity Investments Partnership, LP	Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Act:

Name of Registrant	Title of each class	Trading Symbol	Name of each exchange on which registered
Retail Opportunity Investments Corp.	Common Stock, par value $0.0001 per share	ROIC	NASDAQ
Retail Opportunity Investments Partnership, LP	None	None	None

The aggregate market value of the common equity held by non-affiliates of Retail Opportunity Investments Corp. as of June 30, 2020, the last business day of its most recently completed second fiscal quarter, was $1.3 billion (based on the closing sale price of $11.33 per share of Retail Opportunity Investments Corp. common stock on that date as reported on the NASDAQ Global Select Market).

There is no public trading market for the operating partnership units of Retail Opportunity Investments Partnership, LP. As a result the aggregate market value of common equity securities held by non-affiliates of this registrant cannot be determined.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 118,123,783 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Retail Opportunity Investments Corp.’s definitive proxy statement for its 2021 Annual Meeting, to be filed within 120 days after its fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY PARAGRAPH

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which Retail Opportunity Investments Corp. is the parent company and through its wholly owned subsidiary, acts as general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP. Unless otherwise indicated or unless the context requires otherwise, all references in this report to the Operating Partnership refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of December 31, 2020, ROIC owned an approximate 92.9% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership. Through this subsidiary, ROIC has full and complete authority and control over the Operating Partnership’s business.

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

Statements Regarding Forward-Looking Information

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words “believes,” “anticipates,” “projects,” “may,” “will,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements with the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company's forward-looking statements is the ongoing adverse effect of the COVID-19 pandemic, and federal, state, and/or local regulatory guidelines and private business actions to control it, on the Company's financial condition, operating results and cash flows, the Company's tenants and their customers, the use of and demand for retail space, the real estate market in which the Company operates, the U.S. economy, the global economy and the financial markets. The extent to which the COVID-19 pandemic continues to impact the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the timing and success of the distribution of an effective vaccine, and the ongoing impact of the pandemic on the U.S. economy and the U.S. retail market and potential changes in consumer behavior, among others. Additional factors, many of which may be influenced by the COVID-19 pandemic, that could cause actual outcomes or results to differ materially from those indicated in these statements include:

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

•changes in interest rates or the Company’s credit ratings that could impact the market price of ROIC’s common stock and the cost of the Company’s borrowings;

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

RISK FACTORY SUMMARY

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

Risks Related to COVID-19

•The current pandemic of the novel coronavirus (COVID-19) is expected to continue to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the businesses of many of the Company’s tenants and materially and adversely impact and disrupt the Company’s business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service the Company’s debt obligations, and the Company’s ability to pay dividends and other distributions to the Company’s stockholders.

Risks Related to the Company's Business and Operations

•There are risks relating to investments in real estate.

•The Company operates in a highly competitive market and competition may limit its ability to acquire desirable assets and to attract and retain tenants.

•The Company may change any of its strategies, policies or procedures without stockholder consent, which could materially and adversely affect its business.

•Capital markets and economic conditions can materially affect the Company’s financial condition, its results of operations and the value of its assets.

•Bankruptcy or insolvency of tenants may decrease the Company’s revenues and available cash.

•Real estate investments’ value and income fluctuate due to conditions in the general economy and the real estate business, which may materially and adversely affect the Company’s ability to service its debt and expenses.

•Factors affecting the general retail environment could adversely affect the financial condition of the Company’s retail tenants and the willingness of retailers to lease space in its shopping centers, and in turn, materially and adversely affect the Company.

•The Company does not have a formal policy limiting the amount of debt it may incur and its board of directors may change its leverage policy without stockholder consent, which could result in a different risk profile.

•A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair the Company’s assets and have a material and adverse effect on its income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

Risks Related to Financing

•The Company’s term loan, credit facility and unsecured senior notes contain restrictive covenants relating to its operations, which could limit the Company’s ability to respond to changing market conditions and its ability to pay dividends and other distributions to its stockholders.

•Certain of the Company’s mortgage financing arrangements and other indebtedness contain provisions that could limit the Company’s operating flexibility.

•Increases in interest rates could increase the amount of the Company’s debt payments and materially and adversely affect its business, financial condition, liquidity and results of operations.

•Financing arrangements that the Company may use to finance its assets may require it to provide additional collateral or pay down debt.

Risks Related to Our Organization and Structure

•The Company depends on dividends and distributions from its direct and indirect subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to the Company.

•The Company’s failure to qualify as a REIT would subject it to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of cash available for distribution to its stockholders.

•To maintain its REIT qualification, the Company may be forced to borrow funds during unfavorable market conditions.

•The Company cannot assure you of its ability to pay distributions in the future.

PART I

In this Annual Report on Form 10-K, unless otherwise indicated or the context requires otherwise, all references to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership.

Item 1.  Business

Overview

Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”) commenced operations in October 2009 as a fully integrated, self-managed REIT.  The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores. As of December 31, 2020, the Company’s portfolio consisted of 89 properties (88 retail and one office) totaling approximately 10.1 million square feet of gross leasable area (“GLA”).  The Company is organized in a traditional umbrella partnership real estate investment trust (“UpREIT”) format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the sole general partner of, and ROIC conducts substantially all of its business through, its operating partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), together with its subsidiaries. As of December 31, 2020, ROIC owned an approximate 92.9% partnership interest and other limited partners owned the remaining 7.1% partnership interest in the Operating Partnership.

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

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB-).

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. As a result of the COVID-19 pandemic’s impact on the Company’s business, the Operating Partnership entered into temporary waiver amendments for one of the covenants contained in its debt agreements. The amendments adjusted the criteria for properties eligible to be included in the unencumbered asset pool used for purposes of calculating the consolidated unencumbered leverage ratio. Following such amendments, the Operating Partnership is in compliance with all financial covenants in its debt agreements. The temporary waiver period expires subsequent to March 31, 2021.

As of December 31, 2020, $300.0 million and $48.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rates on the term loan and the credit facility during the year ended December 31, 2020 were 1.6% and 1.4%, respectively. As discussed in Note 11 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The Company had no available borrowings under the term loan at December 31, 2020. The Company had $552.0 million available to borrow under the credit facility at December 31, 2020.

ATM Equity Offering

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

During the year ended December 31, 2020, ROIC did not sell any shares under the Sales Agreement.

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

Employees and Human Capital Resources

As of December 31, 2020, the Company had 66 employees, including 17 maintenance employees at its shopping centers and three executive officers, one of whom is also a member of its board of directors. The Company believes that its talented and committed employees are the foundation of its success and supporting employees, tenants and communities is at the heart of the Company's business model.

Diversity and Inclusion. The Company values and advances a diverse and inclusive workplace and strives to create equal opportunities for all current and future employees. As an equal opportunity employer, the Company is committed to maintaining an equitable workplace that is free from discrimination or harassment on the basis of race, color, religion, sexual orientation, gender, gender identity or expression, national origin, age, disability, military or veteran status, genetic information, or other statuses protected by applicable federal, state, and local law.

The Company believes that its success is dependent upon the diverse backgrounds and perspectives of its employees and directors and strives to build a culture that is collaborative, diverse, supportive and inclusive. As of December 31, 2020, approximately 70% of the Company's employees were female. In 2020, the Company also adopted ESG metrics as part of its long-term incentive compensation plan that included holding diversity and inclusion training for employees annually as a performance metric.

Training and Education. The Company supports the continual development of its employees by providing educational and training opportunities to help advance their personal and professional growth and skills, including accounting and continuing education classes, professional certifications, software training and industry workshops and seminars.

Employee Wellness and Benefits. The physical and mental health and wellness of the Company's employees is paramount. The Company provides employees with competitive compensation and a wide range of benefits including comprehensive medical and dental insurance coverage, short and long term disability benefits, a 401(K) retirement program and matching, paid maternity, paternity and adoptive leave and vacation, sick and personal leave, flexible work arrangements, flexible savings accounts, and other benefits.

Community Engagement. The Company's properties provide essential services to the communities in which they are located and the Company understands that they play an important role in making these communities better places to live and work. The Company is committed to making a positive impact in its communities and engages in community activities such as hosting and/or sponsoring free or not-for-profit led community events at its properties throughout the year.

COVID-19 Health and Safety. The health and safety of the Company's employees and their families is a top priority, along with the health and safety of the Company's tenants and the communities they and the Company together serve. In response to the COVID-19 pandemic, by mid-March 2020, the Company had fully transitioned employees to working remotely and successfully executed its business continuity plan with no disruption to its core financial, operational, and IT systems. The Company also established new safety protocols and procedures at all of its properties, including increasing cleaning protocols, addressing the protection of tenants during cleaning, establishing physical distancing procedures, requiring facial coverings, providing personal protective equipment and cleaning supplies for employees who needed to be onsite, and adding an ultraviolet system to all HVAC units at the Company's offices. Further, the Company has been in constant communication with its tenants and has assisted tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 or additional stimulus or relief packages implemented by local, state or federal governments. Additionally, in order to assist its tenants in remaining open and operating, the Company offered aid to expand outdoor operations (in accordance with state guidelines), utilizing shaded and broad sidewalk areas, existing courtyard space, and converting lawn and parking stalls into private, umbrellaed spaces for tenants to operate all while procuring key items needed to create outdoor usable spaces for tenants, including umbrellas, partitions, space heaters and wind barriers.

Additional information regarding our human capital programs and initiatives is available in our ESG Report, which can be found on our company website. Information on our website, including our ESG Report, is not incorporated by reference into this Annual Report on Form 10-K.

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

Item 1A.  Risk Factors

Risks Related to COVID-19

The current pandemic of the novel coronavirus (COVID-19) is expected to continue to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the businesses of many of the Company’s tenants and materially and adversely impact and disrupt the Company’s business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service the Company’s debt obligations, and the Company’s ability to pay dividends and other distributions to the Company’s stockholders.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets.

The COVID-19 pandemic has impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located, and local, state and federal authorities have taken preventative measures to alleviate the public health crisis including “shelter-in-place” or “stay-at-home” orders, mandatory business closures and restrictions on business operations, quarantines, restrictions on travel, restrictions on gatherings and social distancing practices. These containment measures, which in certain states and counties were relaxed or lifted for a period of time and subsequently reimposed, are affecting the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, grocery stores, pharmacies and retail stores have been generally permitted to remain open and operational (with capacity limitations in the case of certain retail stores), restaurants in certain states such as California, Washington and Oregon have been generally limited to take-out and delivery services and outdoor-dining only or subject to capacity limitations when indoor dining has been permitted, and bars, movie theaters, gyms and salons in certain states and counties have been generally forced to close indoor operations for periods of time. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, whether restrictions that have been relaxed or lifted will be reimposed, or when or if customers will re-engage with tenants as they have in the past.

A number of the Company’s tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues, and the spread of COVID-19 has decreased customers’ willingness to frequent certain of the Company’s tenants’ physical store locations and has led to a general increase in online consumer purchases through retail websites. There is no guarantee that this trend towards making purchases of both goods and services online will not continue in the future even after the abatement of the COVID-19 pandemic. A prolonged or permanent decrease in customer traffic could make it difficult for the Company to renew or re-lease the Company’s properties at lease rates equal to or above historical rates, and the Company could incur substantial tenant improvement and other leasing costs. In addition, there is uncertainty as to whether businesses of tenants that have closed, either voluntarily or by mandate, will reopen even after applicable restrictions are lifted. As of February 18, 2021 approximately 95.4% of the Company's tenants (based on Annualized Base Rent) are open and operating and approximately 4.6% of the Company's tenants are closed, and it is possible that additional tenants could close their businesses. The failure of tenants to reopen their businesses could have a material impact on occupancy levels at the Company’s properties, which could result in an increase in the number of co-tenancy claims if the occupancy at the Company’s properties falls below required thresholds. Further, one or more of the Company’s tenants may seek the protection of the bankruptcy laws as a result of the impact of the COVID-19 pandemic which could result in the termination of its lease causing a reduction in the Company’s income. Tenant bankruptcies may also make it more difficult for the Company to lease the remainder of the property or properties in which the bankrupt tenant operates and adversely impact the Company’s ability to successfully execute the Company’s re-leasing strategy.

The pandemic has resulted in a global slowdown of economic activity and a sustained downturn in the U.S. economy and reduced consumer spending as well as consumer activity at brick-and-mortar commercial establishments due to the prolonged existence and threat of the COVID-19 pandemic could impose an economic recession in the U.S. which could impact the Company’s tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by the Company’s properties or the value of the Company’s properties. The Company’s ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in the Company’s properties could substantially decline during a significant downturn in the U.S. economy which could result in a decline in the Company’s occupancy percentage and reduction in rental revenues.

As a result of these and other factors, certain of the Company’s tenants have experienced and continue to experience economic difficulties which may cause them to be unable to meet their obligations to the Company under their lease agreements in full, or at all. A number of the Company’s tenants have sought to modify such obligations and, during the year ended December 31, 2020, the Company entered into lease concessions that deferred approximately $6.2 million of contractual amounts billed. As of December 31, 2020, approximately $1.1 million of such amount has been rebilled, of which approximately $959,000 has been collected. Tenants with whom the Company has entered into lease concessions may continue to seek additional relief, and additional tenants may seek modifications of such obligations in the future, resulting in increases in uncollectible receivables and reductions in rental income. During the year ended December 31, 2020, the Company experienced a higher rate of projected uncollectible rental revenue driven by changes in expectations of collectability for certain tenants given the impact of the COVID-19 pandemic to such tenants. As a result, the Company's allowance for doubtful accounts increased to approximately $18.6 million at December 31, 2020 compared to approximately $8.2 million at December 31, 2019. Further, in the event of any default by a tenant under its lease agreement, the Company might not be able to fully recover and/or experience delays and additional costs in enforcing the Company’s rights as landlord to recover amounts due to us under the terms of the lease agreement. Because substantially all of the Company’s income is derived from rentals of commercial real property, the Company’s business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service the Company’s debt obligations and the Company’s ability to pay dividends and other distributions to the Company’s stockholders would be adversely affected if a significant number of tenants are unable to meet their obligations to the Company.

In addition, the COVID-19 pandemic, or a future pandemic, could have material and adverse effects on the Company’s business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service the Company’s debt obligations and the Company’s ability to pay dividends and other distributions to the Company’s stockholders due to, among other factors:

•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect the Company’s access to capital necessary to fund business operations or address maturing liabilities on a timely basis and the Company’s tenants’ abilities to fund their business operations and meet their obligations to the Company;

•the financial impact could negatively impact the Company’s ability to pay dividends to the Company’s stockholders;

•the financial impacts could negatively impact the Company’s future compliance with financial covenants of the Company’s credit facility and other debt agreements and could result in a default and potentially an acceleration of indebtedness, which non-compliance could also negatively impact the Company’s ability to make additional borrowings under the Company’s revolving credit facility or otherwise pay dividends to the Company’s stockholders;

•the worsening of estimated future cash flows due to a change in the Company’s plans, policies, or views of market and economic conditions as it relates to one or more of the Company’s adversely impacted properties could result in the recognition of substantial impairment charges imposed on the Company’s assets;

•the credit quality of the Company’s tenants could be negatively impacted and the Company may significantly increase the Company’s allowance for doubtful accounts;

•a general decline in business activity and demand for real estate transactions could adversely affect the Company’s ability or desire to grow the Company’s portfolio of properties, or to sell properties as part of the Company’s capital recycling strategy;

•difficulties completing the Company’s densification projects on a timely basis, on budget or at all; and

•the potential negative impact on the health of the Company’s personnel, particularly if a significant number of them are impacted.

The extent to which the COVID-19 pandemic continues to impact, or a future pandemic could impact, the Company’s operations and those of the Company’s tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The situation is rapidly changing and additional impacts to the business may arise that the Company is not aware of currently. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic, but a prolonged outbreak as well as related mitigation efforts could continue to have a material impact on the Company’s revenues and could materially and adversely affect the Company’s business, results of operations and financial condition. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

The Company faces risks associated with the development and redevelopment of mixed-use commercial properties.

The Company may continue to expand its investment focus to include more complex mixed-use development and redevelopment projects that pose unique risks to the Company’s return on investment. Mixed-use projects refer to real estate projects that, in addition to retail space, may also include space for residential, office, hotel or other commercial purposes. The Company has less experience in developing and redeveloping and managing non-retail real estate than it does retail real estate. As a result, if a development or redevelopment project includes a non-retail use, the Company may seek to develop that component itself, sell the rights to that component to a third-party developer, or partner with a developer. The Company may be exposed not only to those risks typically associated with the development or redevelopment of retail real estate, but also to risks associated with developing, owning, operating or selling non-retail real estate, with which the Company has less experience, including but not limited to complex entitlement processes. These unique risks may adversely impact our return on investment in these mixed-use development or redevelopment projects. If the Company sells the non-retail components, the Company’s retail component may be impacted by the decisions made by the other owners, and actions of those occupying the non-retail spaces in these mixed-use properties. If the Company partners with a developer, the Company might be dependent upon the partner’s ability to perform and to agree on major decisions that impact the Company’s investment returns of the project. In addition, there is a risk that the non-retail developer may default on its obligations necessitating that the Company complete the other components itself, including providing necessary financing.

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

In order to maintain its qualification as a REIT, the Company is required under the Code to annually distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. Because of these distribution requirements, the Company may not be able to fund all future capital needs, including acquisitions, from income from operations. After the Company invests its cash on hand, it expects to depend primarily on the credit facility and other external financing (including debt and equity financings) to fund the growth of its business.  The Company’s access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. As a result of changing economic conditions, the Company may be limited in its ability to obtain additional financing or to refinance existing debt maturities on favorable terms or at all and there can be no assurances as to when financing conditions will improve.

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

The Company derives significant revenues from anchor tenants such as Albertson’s/Safeway Supermarkets, Kroger Supermarkets and SaveMart Supermarkets.  As of December 31, 2020, these tenants are the Company’s three largest tenants and accounted for 5.5%, 3.4% and 1.9%, respectively, of its annualized base rent on a pro-rata basis.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

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

The Company faces risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside the Company or persons with access to systems inside the Company, and other significant disruptions of the Company’s IT networks and related systems, including due to defects in design, equipment or system failures, human error and natural disasters. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The Company’s IT networks and related systems are essential to the operation of its business and its ability to perform day-to-day operations (including managing its building systems). There can be no assurance that the Company’s efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving the Company’s IT networks and related systems could materially and adversely impact the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

These risks require continuous and likely increasing attention and other resources from the Company to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for the Company’s employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that the Company’s efforts will be effective. Additionally, we rely on third-party service providers for certain aspects of the Company’s business. The Company can provide no assurance that the networks and systems that the Company’s third-party vendors have established or use will be effective. As the Company’s reliance on technology has increased, so have the risks posed to the Company’s information systems, both internal and those provided by the Company and third-party service providers.

In the normal course of business, the Company and its service providers collect and retain certain personal information provided by employees, tenants and vendors. The Company also relies extensively on computer systems to process transactions and manage its business. The Company can provide no assurance that the data security measures designed to protect confidential information on the Company’s systems established by the Company and the Company’s service providers will be able to prevent unauthorized access to this personal information or that attempted security breaches or disruptions would not be successful or damaging.

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

The Company may enter into joint venture arrangements in the future.  Investments in joint ventures involve risks that are not otherwise present with properties which the Company owns entirely.  In a joint venture investment, the Company may not have exclusive control or sole decision-making authority over the development, financing, leasing, management and other aspects of these investments.  As a result, the joint venture partner might have economic or business interests or goals that are inconsistent with the Company’s goals or interests, take action contrary to the Company’s interests or otherwise impede the Company’s objectives.  Joint venture investments involve risks and uncertainties, including the risk of the joint venture partner failing to provide capital and fulfill its obligations, which may result in certain liabilities to the Company for guarantees and other commitments, the risk of conflicts arising between the Company and its partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements.  The joint venture partner also might become insolvent or bankrupt, which may result in significant losses to the Company.  Further, although the Company may own a controlling interest in a joint venture and may have authority over major decisions such as the sale or refinancing of investment properties, the Company may have fiduciary duties to the joint venture partners or the joint venture itself that may cause, or require, it to take or refrain from taking actions that it would otherwise take if it owned the investment properties outright. In addition, in the case of mixed-use redevelopment with a joint venture partner, the Company might be exposed to risks associated with developing, owning, operating or selling non-retail real estate, with which the Company has less experience than with the risks associated with retail real estate.

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

The Company’s performance depends on the economic conditions in markets in which its properties are concentrated.  During the year ended December 31, 2020, the Company’s properties in California, Washington and Oregon accounted for 62%, 26% and 12%, respectively, of its consolidated property operating income.  The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Washington and Oregon. Moreover, due to the geographic concentration of its properties, the Company may be disproportionately affected by general risks such as natural disasters, including major fires, floods and earthquakes, severe or inclement weather, and acts of terrorism should such developments occur in or near the markets in California, Washington and Oregon in which the Company’s properties are located.

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

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio.  As of December 31, 2020, the Company’s outstanding principal mortgage indebtedness was approximately $85.6 million, and the Company may incur significant additional debt to finance future acquisition and development activities.  The credit facility consists of a $600.0 million unsecured revolving credit facility and the Company has a $300.0 million term loan, of which $48.0 million and $300.0 million, respectively, were outstanding as of December 31, 2020.

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

Interest the Company pays could reduce cash available for distributions. As of December 31, 2020, the Company had approximately $48.0 million and $300.0 million outstanding under the Company’s $600.0 million unsecured revolving credit facility and $300.0 million term loan, respectively, that bear interest at a variable rate. In addition, the Company may incur variable rate debt in the future, including mortgage debt, borrowings under the credit facility or new credit facilities. An increase in interest rates would increase the Company’s interest costs, which could adversely affect the Company’s cash flow, results of operations, ability to pay principal and interest on debt and pay dividends and other distributions to its stockholders, and reduce the Company’s access to capital markets. In addition, if the Company needs to repay existing debt during periods of rising interest rates, it may be required to incur additional indebtedness at higher rates. From time to time, the Company may enter into interest rate swap agreements and other interest rate hedging contracts with the intention of lessening the impact of rising interest rates. However, increased interest rates may increase the risk that the counterparties to such agreements may not be able to fulfill their obligations under these agreements, and there can be no assurance that these arrangements will be effective in reducing the Company’s exposure to interest rate changes.  These risks could materially and adversely affect the Company’s cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders. The Company’s use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose the Company to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations or that the Company could be required to fund the Company’s contractual payment obligations under such arrangements in relatively large amounts or on short notice. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate the Company from risks associated with interest rate fluctuations. There can be no assurance that our hedging activities will have the desired beneficial impact on the Company’s results of operations, liquidity and financial condition.

The replacement of LIBOR may affect the value of certain of our financial obligations and could affect the Company’s results of operations or financial condition.

In July 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In December 2020, ICE Benchmark Association, the administrator of LIBOR, published a consultation regarding its intention to cease publication of US dollar LIBOR after June 2023. As of December 31, 2020, the Company had outstanding approximately $348.0 million of variable rate debt that was indexed LIBOR. The Company is unable to predict the timing or effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United States, the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to the Company on our overall financial condition or results of operations.

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

Substantially all of the Company’s assets are held through the Operating Partnership, which holds substantially all of the Company’s properties and assets through subsidiaries.  The Operating Partnership’s cash flow is dependent on cash distributions to it by its subsidiaries, and in turn, substantially all of the Company’s cash flow is dependent on cash distributions to it by the Operating Partnership.  The creditors of the Company’s direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before distributions may be made by that subsidiary to its common equity holders.  Thus, the Operating Partnership’s ability to make distributions to the Company and therefore the Company’s ability to make distributions to its stockholders will depend on its subsidiaries’ ability first to satisfy their obligations to creditors and then to make distributions to the Operating Partnership.

In addition, the Company’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including the holders of the unsecured senior notes and trade creditors are satisfied.

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

The Company’s taxable income may exceed its net income as determined by the U.S. generally accepted accounting principles (“GAAP”) because, for example, realized capital losses will be deducted in determining its GAAP net income, but may not be deductible in computing its taxable income. In addition, the Company may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. For example, the Company may be required to accrue interest or other income on debt securities before it receives payments on such assets, and under certain circumstances the Company could also be required to accrue income on leases in advance of receiving cash payments under the terms of such leases. As a result of the foregoing, the Company may generate less cash flow than taxable income in a particular year. To the extent that the Company generates such non-cash taxable income in a taxable year, it may incur corporate income tax and the 4% non-deductible excise tax on that income if it does not distribute such income to stockholders in that year. In that event, the Company may be required to use cash reserves, incur debt or liquidate assets at rates or times that it regards as unfavorable or make a taxable distribution of its shares in order to satisfy the REIT 90% distribution requirement and to avoid U.S. federal corporate income tax and the 4% non-deductible excise tax in that year.

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

Our ability to attract and retain qualified members of our board of directors may be impacted due to new state laws, including recently enacted gender quotas.

In September 2018, California enacted SB 826 requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by the end of 2019, at least one woman on its board, by the end of 2021, public company boards with five directors will be required to have at least two female directors, and public company boards with six or more directors will be required to have at least three female directors. In September 2020, California enacted AB 979 requiring public companies headquartered in California to maintain minimum underrepresented communities representation on their boards of directors as follows: by the end of 2021, at least one director from an underrepresented community, by the end of 2022, public company boards with more than four and fewer than nine members will be required to have at least two directors from underrepresented communities, and public company boards with nine or more members will be required to have at least three directors from underrepresented communities. Failure to achieve designated minimum levels in a timely manner exposes such companies to costly financial penalties and reputational harm. We cannot assure that we can recruit, attract and/or retain qualified members of the board and meet gender quotas as a result of the California law, which may cause certain investors to divert their holdings in our stock and expose us to penalties and/or reputational harm. These laws are the subject of ongoing litigation concerning their validity and it remains unclear as to whether these laws will ultimately be upheld.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains its executive office at 11250 El Camino Real, Suite 200, San Diego, CA 92130.

As of December 31, 2020, the Company’s portfolio consisted of 89 properties (88 retail and one office) totaling approximately 10.1 million square feet of gross leasable area. As of December 31, 2020, the Company’s retail portfolio was approximately 96.8% leased.  During the year ended December 31, 2020, the Company leased or renewed a total of approximately 1.2 million square feet in its portfolio. The Company has committed approximately $17.7 million, or $46.91 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2020. The Company has committed approximately $816,000, or $2.16 per square foot, in leasing commissions, for the new leases that occurred during the year ended December 31, 2020. Additionally, the Company has committed approximately $389,000, or $0.47 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2020. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2020.

The following table provides information regarding the Company’s retail properties as of December 31, 2020:

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants

Southern California
Los Angeles metro area
Paramount Plaza	1966/2010	2009	95,062	15	100.0%	Grocery Outlet Supermarket, 99¢ Only Stores, Rite Aid Pharmacy
Claremont Promenade	1982/2011	2010	92,297	25	97.2%	Super King Supermarket
Gateway Village	2003/2005	2010	96,959	26	92.1%	Sprouts Market
Seabridge Marketplace	2006	2012	98,348	21	95.3%	Safeway (Vons) Supermarket
Glendora Shopping Center	1992/2012	2012	106,535	18	92.4%	Albertson’s Supermarket
Redondo Beach Plaza	1993/2004	2012	110,509	16	100.0%	Safeway (Vons) Supermarket, Petco
Diamond Bar Town Center	1981	2013	100,342	22	99.0%	Walmart Neighborhood Market, Crunch Fitness
Diamond Hills Plaza	1973/2008	2013	139,505	36	97.2%	H-Mart Supermarket
Plaza de la Canada	1968/2010	2013	100,425	13	100.0%	Gelson’s Supermarket, TJ Maxx, Rite Aid Pharmacy

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants

Fallbrook Shopping Center	1966/1986/ 2003/2015	2014	755,299	45	98.8%	Sprouts Market, Trader Joe’s, Kroger (Ralph’s) Supermarket (1), TJ Maxx
Moorpark Town Center	1984/2014	2014	133,547	23	89.8%	Kroger (Ralph’s) Supermarket, CVS Pharmacy
Ontario Plaza	1997-1999	2015	150,149	24	94.4%	El Super Supermarket, Rite Aid Pharmacy
Park Oaks Shopping Center	1959/2005	2015	110,092	24	88.4%	Safeway (Vons) Supermarket, Dollar Tree
Warner Plaza	1973-1974/ 2016-2017	2015	110,918	63	91.1%	Sprouts Market, Kroger (Ralph’s) Supermarket (1), Rite Aid Pharmacy (1)
Magnolia Shopping Center	1962/1972/ 1987/2016	2016	116,360	22	85.9%	Kroger (Ralph’s) Supermarket
Casitas Plaza Shopping Center	1972/1982	2016	105,118	26	96.9%	Albertson’s Supermarket, CVS Pharmacy
Bouquet Center	1985	2016	148,903	27	95.5%	Safeway (Vons) Supermarket, CVS Pharmacy, Ross Dress For Less
North Ranch Shopping Center	1977-1990	2016	146,448	33	91.8%	Kroger (Ralph’s) Supermarket, Trader Joe’s, Rite Aid Pharmacy, Petco
The Knolls	2000/2016	2016	52,021	6	95.2%	Trader Joe’s, Pet Food Express
The Terraces	1958/1970/ 1989	2017	172,922	27	93.1%	Trader Joe’s, Marshall’s, LA Fitness

Orange County metro area
Santa Ana Downtown Plaza	1987/2010	2010	105,536	27	96.0%	Kroger (Food 4 Less) Supermarket, Marshall’s
Sycamore Creek	2008	2010	74,198	17	98.2%	Safeway (Vons) Supermarket, CVS Pharmacy (1)
Desert Springs Marketplace	1993-94 / 2013	2011	113,718	20	97.7%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Cypress Center West	1970/1978 / 2014	2012	107,246	30	94.1%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Harbor Place Center	1994	2012	119,836	10	98.8%	AA Supermarket, Ross Dress For Less, Autozone
5 Points Plaza	1961-62 / 2012 / 2015	2013	160,536	37	99.7%	Trader Joe’s
Peninsula Marketplace	2000	2013	95,416	13	97.4%	Kroger (Ralph’s) Supermarket, Planet Fitness
Fullerton Crossroads	1977/1997/ 2010-2011	2017	219,785	25	98.9%	Kroger (Ralph’s) Supermarket, Kohl’s, Jo-Ann Fabrics and Crafts
The Village at Nellie Gail Ranch	1897 / 2014-2015	2017	89,041	21	91.1%	Smart & Final Extra Supermarket

San Diego metro area
Marketplace Del Rio	1990/2004	2011	183,787	44	96.0%	Stater Brothers Supermarket, Walgreens
Renaissance Towne Centre	1991/2011	2011	53,272	27	87.0%	CVS Pharmacy
Euclid Plaza	1982/2012	2012	77,044	9	100.0%	Vallarta Supermarket, Walgreens
Bay Plaza	1986/2013	2012	73,324	29	98.0%	Seafood City Supermarket
Bernardo Heights Plaza	1983/2006	2013	37,729	5	100.0%	Sprouts Market
Hawthorne Crossings	1993/1999	2013	141,288	16	94.9%	Mitsuwa Supermarket, Ross Dress For Less, Staples
Creekside Plaza	1993/2005	2014	133,852	23	93.3%	Stater Brothers Supermarket, AMC Theatres

Northern California
San Francisco metro area
Pleasant Hill Marketplace	1980	2010	69,715	3	100.0%	Total Wine and More, Buy Buy Baby, Basset Furniture
Pinole Vista Shopping Center	1981/2012	2011/2018	135,962	28	99.1%	SaveMart (Lucky) Supermarket, Planet Fitness
Country Club Gate Center	1974/2012	2011	109,331	29	90.1%	SaveMart (Lucky) Supermarket, Rite Aid Pharmacy
Marlin Cove Shopping Center	1972/2001	2012	73,943	26	100.0%	99 Ranch Market
The Village at Novato	2006	2012	20,081	4	100.0%	Trader Joe’s, Pharmaca Pharmacy

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants

Santa Teresa Village	1974-79 / 2013	2012	127,888	33	94.6%	Grocery Outlet Supermarket, Dollar Tree, MedVet Silicon Valley
Granada Shopping Center	1962/1994	2013	71,525	15	100.0%	SaveMart (Lucky) Supermarket
Country Club Village	1995	2013	111,093	23	98.8%	Walmart Neighborhood Market, CVS Pharmacy
North Park Plaza	1997	2014	76,697	18	100.0%	H-Mart Supermarket
Winston Manor	1977/1988/ 2011/2015	2015	49,852	16	100.0%	Grocery Outlet Supermarket
Jackson Square	1972/1997	2015	114,220	15	99.1%	Safeway Supermarket, CVS Pharmacy, 24 Hour Fitness
Gateway Centre	1996	2015	112,553	25	96.6%	SaveMart (Lucky) Supermarket, Walgreens
Iron Horse Plaza	1998-1999	2015	61,915	11	100.0%	Lunardi’s Market
Monterey Center	2007	2016	25,626	9	93.7%	Trader Joe’s, Pharmaca Pharmacy
Santa Rosa Southside Shopping Center	1983-1984	2017	88,535	8	95.9%	REI, Cost Plus World Market, DSW
Monta Loma Plaza	1973/ 2009-2010	2017	48,078	11	100.0%	Safeway Supermarket

Sacramento metro area
Mills Shopping Center	1959/1996	2011	235,514	33	89.3%	Viva Supermarket, Ross Dress For Less (dd’s Discounts), Dollar Tree
Green Valley Station	2006/2007	2012	52,245	17	85.8%	CVS Pharmacy

Pacific Northwest
Seattle Metropolitan
Meridian Valley Plaza	1978/2011	2010	51,597	16	100.0%	Kroger (QFC) Supermarket
The Market at Lake Stevens	2000	2010	74,130	9	100.0%	Albertson’s (Haggen) Supermarket
Canyon Park Shopping Center	1980/2012	2011	123,592	24	100.0%	PCC Community Markets, Rite Aid Pharmacy, Petco
Hawks Prairie Shopping Center	1988/2012	2011	157,529	24	100.0%	Safeway Supermarket, Dollar Tree, Big Lots
The Kress Building	1924/2005	2011	74,616	6	69.2%	IGA Supermarket, TJMaxx
Gateway Shopping Center	2007	2012	104,298	18	93.9%	WinCo Foods (1), Rite Aid Pharmacy, Ross Dress For Less
Aurora Square	1980/1987	2012/2014	108,558	15	97.4%	Central Supermarket, Marshall’s
Canyon Crossing	2008-2009	2013	120,398	28	100.0%	Safeway Supermarket
Crossroads Shopping Center	1962/2004/ 2015	2010/2013	473,147	93	98.1%	Kroger (QFC) Supermarket, Bed Bath & Beyond, Dick’s Sporting Goods
Bellevue Marketplace	1971/1982/ 2017	2015	113,758	20	100.0%	Asian Family Market
Four Corner Square	1983/2015	2015	119,531	29	100.0%	Grocery Outlet Supermarket, Walgreens, Johnsons Home & Garden
Bridle Trails Shopping Center	1980/1984/ 1987	2016	110,640	32	100.0%	Grocery Outlet Supermarket, Bartell Drugs, Dollar Tree
PCC Community Markets Plaza	1981/2007	2017	34,459	1	100.0%	PCC Community Markets
Highland Hill Shopping Center	1956/1989/ 2006	2017	163,926	20	100.0%	Safeway Supermarket, LA Fitness, Dollar Tree, Petco
North Lynnwood Shopping Center	1963/1965/ 2003	2017	63,606	9	80.1%	Grocery Outlet Supermarket
Stadium Center	1926/2016	2018	48,888	7	100.0%	Thriftway Supermarket
Summerwalk Village	2014-2015	2019	60,379	10	98.0%	Walmart Neighborhood Market

Portland metro area
Happy Valley Town Center	2007	2010	138,397	37	100.0%	New Seasons Supermarket
Wilsonville Old Town Square	2011	2010/2012	49,937	19	100.0%	Kroger (Fred Meyer) Supermarket (1)
Cascade Summit Town Square	2000	2010	94,934	31	100.0%	Safeway Supermarket
Heritage Market Center	2000	2010	108,054	20	100.0%	Safeway Supermarket, Dollar Tree

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants

Division Crossing	1992	2010	103,561	20	100.0%	Rite Aid Pharmacy, Ross Dress For Less, Ace Hardware
Halsey Crossing	1992	2010	99,428	18	98.0%	24 Hour Fitness, Dollar Tree
Hillsboro Market Center	2001-2002	2011	156,021	22	99.3%	Albertson’s Supermarket, Dollar Tree, Ace Hardware
Robinwood Shopping Center	1980/2012	2013	70,831	16	100.0%	Walmart Neighborhood Market
Tigard Marketplace	1988/2005	2014	136,889	19	100.0%	H-Mart Supermarket, Bi-Mart
Wilsonville Town Center	1991/1996	2014	167,829	40	100.0%	Safeway Supermarket, Rite Aid Pharmacy, Dollar Tree
Tigard Promenade	1996	2015	88,043	16	100.0%	Safeway Supermarket
Sunnyside Village Square	1996-1997	2015	92,278	14	100.0%	Grocery Outlet Supermarket, Snap Fitness, Ace Hardware
Johnson Creek Center	2003/2009	2015	108,588	15	100.0%	Trader Joe’s, Walgreens, Sportsman’s Warehouse
Rose City Center	1993/2012	2016	60,680	3	100.0%	Safeway Supermarket
Division Center	1986-1987/ 2013-2014	2017	118,122	24	100.0%	Grocery Outlet Supermarket, Rite Aid Pharmacy, Petco
Riverstone Marketplace	2002-2004	2017	95,774	24	100.0%	Kroger (QFC) Supermarket
King City Plaza	1970/1980/ 1990	2018	62,676	16	90.0%	Grocery Outlet Supermarket
Total Properties			10,067,234	1,904	96.8%
_______________

(1)Retailer is not a tenant of the Company.

As illustrated by the following tables, the Company’s shopping centers are substantially diversified by both tenant mix and by the staggering of its major tenant lease expirations.  For the year ended December 31, 2020, no single tenant comprised more than 5.5% of the total annual base rent of the Company’s portfolio.

The following table sets forth a summary schedule of the Company’s ten largest tenants by percent of total annual base rent, as of December 31, 2020:

Tenant	Number of Leases	% of Total Annual Base Rent (1)
Albertson’s/Safeway Supermarkets	18	5.5%
Kroger Supermarkets	11	3.4%
SaveMart Supermarkets	4	1.9%
JP Morgan Chase	21	1.5%
Rite Aid Pharmacy	12	1.4%
Marshall’s / TJMaxx	6	1.3%
Trader Joe’s	8	1.3%
Sprouts Markets	4	1.3%
Ross Dress For Less / dd’s Discounts	7	1.3%
Grocery Outlet Supermarkets	9	1.2%
	100	20.1%
___________________

(1)Annual base rent (“ABR”) is equal to the annualized cash rent for all leases in place as of December 31, 2020 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place across the Company’s total retail portfolio at December 31, 2020 (dollars in thousands):

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Percent of Total ABR
2021	308	676,867	$19,067	8.9%
2022	296	1,097,918	24,567	11.5%
2023	312	1,491,433	33,384	15.6%
2024	263	1,097,686	26,842	12.5%
2025	254	1,241,924	26,311	12.2%
2026	139	998,668	18,347	8.6%
2027	72	337,222	8,100	3.7%
2028	71	696,888	15,820	7.4%
2029	56	576,637	12,568	5.8%
2030	47	384,007	8,654	4.1%
Thereafter	86	1,141,020	20,672	9.7%
Total	1,904	9,740,270	$214,332	100%
___________________

(1)Assumes no tenants exercise renewal options or cancellation options.
(2)Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2020 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place with the Company’s retail anchor tenants at December 31, 2020 (dollars in thousands).  Anchor tenants are tenants with leases occupying at least 15,000 square feet or more.

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Percent of Total ABR
2021	4	103,663	$1,315	0.6%
2022	16	494,010	6,207	2.9%
2023	27	860,417	13,536	6.3%
2024	15	505,124	8,415	3.9%
2025	20	660,405	9,095	4.2%
2026	18	655,780	8,346	3.9%
2027	6	123,082	1,817	0.8%
2028	14	514,446	9,360	4.4%
2029	12	433,505	7,976	3.7%
2030	7	267,773	4,181	2.0%
Thereafter	24	854,982	12,977	6.1%
Total	163	5,473,187	$83,225	38.8%
____________________

(1)Assumes no tenants exercise renewal or cancellation options.
(2)Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2020 (including initial cash rent for new leases).

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

Holders

As of February 19, 2021, ROIC had 79 registered holders.  Such information was obtained through the registrar and transfer agent.

Operating Partnership

As of December 31, 2020, the Operating Partnership had 47 registered holders, including Retail Opportunity Investments GP, LLC.

Stockholder Return Performance

The above graph compares the cumulative total return on the Company’s common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the National Association of Real Estate Investment Trusts Equity Index (“FTSE NAREIT Equity REITs”) from December 31, 2015 through December 31, 2020.  The stock price performance graph assumes that an investor invested $100 in each of ROIC and the indices, and the reinvestment of any dividends.  The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of ROIC’s shares of common stock.

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Retail Opportunity Investments Corp.	$100.00	$122.23	$119.82	$99.52	$115.80	$89.29
S&P500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
FTSE NAREIT Equity REITs	$100.00	$108.63	$118.05	$113.28	$145.75	$138.28

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of December 31, 2020, ROIC owned an approximate 92.9% partnership interest and other limited partners owned the remaining 7.1% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of December 31, 2020, the Company’s portfolio consisted of 89 properties (88 retail and one office) totaling approximately 10.1 million square feet of GLA. As of December 31, 2020, the Company’s retail portfolio was approximately 96.8% leased. During the year ended December 31, 2020, the Company leased and renewed approximately 378,000 and 831,000 square feet, respectively, in its portfolio.

The table below provides a reconciliation of beginning of year vacant space to end of year vacant space for its retail portfolio as of December 31, 2020:

Vacant Space Square Footage
Vacant space at December 31, 2019	212,909
Square footage vacated	258,017
Square footage leased	(148,388)
Vacant space at December 31, 2020	322,538

The Company has committed approximately $17.7 million, or $46.91 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2020. The Company has committed approximately $816,000, or $2.16 per square foot, in leasing commissions for the new leases that occurred during the year ended December 31, 2020. Additionally, the Company has committed approximately $389,000, or $0.47 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2020. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2020.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s portfolio and tenants are estimates based on information available to the Company as of February 18, 2021. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the year ended December 31, 2020 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel, restrictions on gatherings and social distancing practices. These containment measures, which in certain states and counties were relaxed or lifted for a period of time and subsequently reimposed, and then relaxed again, are affecting the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, grocery stores, pharmacies and retail stores have been generally permitted to remain open and operational (with capacity limitations in the case of certain retail stores), restaurants in certain states such as California, Washington and Oregon have been generally limited to take-out and delivery services and outdoor-dining only or subject to capacity limitations when indoor dining has been permitted, and bars, movie theaters, gyms and salons in certain states and counties have been generally forced to close indoor operations for periods of time. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, whether restrictions that have been relaxed or lifted will be reimposed, or when or if customers will re-engage with tenants as they have in the past. The Company specializes in the ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores, and the Company’s portfolio and tenants have been impacted by these and other factors as follows:

•As of the date of this Annual Report on Form 10-K, all of the Company’s 88 retail shopping centers are open and operating in compliance with federal, state and local COVID-19 guidelines and mandates. All of the Company’s shopping centers feature necessity-based tenants, with 86 of the 88 properties anchored by grocery and/or drug stores.

•Approximately 95.4% of the Company’s tenants (based on Annualized Base Rent) are open and operating and approximately 4.6% of the Company’s tenants are currently closed.

•The Company has received payment of approximately 91.8% and 90.6% of contractual base rent billed for the fourth quarter of 2020 and three quarters ending December 31, 2020, respectively. As is believed to be the case with retail landlords across the U.S., the Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests. Through December 31, 2020, the Company has entered into lease concessions that deferred approximately $6.2 million of contractual amounts billed. As of December 31, 2020, approximately $1.1 million of such deferred amounts has been rebilled, of which approximately $959,000, or 88%, has been collected. The Company has evaluated and continues to evaluate rent relief requests on a case-by-case basis. Not all tenants requests have resulted or will ultimately result in concession agreements, nor is the Company foregoing its contractual rights under its lease agreements. See Note 1 of the accompanying consolidated financial statements for a discussion on how the Company accounts for COVID-19 related rent concessions.

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

•The Company is in constant communication with its tenants and has assisted tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 or additional stimulus or relief packages implemented by local, state or federal governments.

•To enhance its liquidity position and maintain financial flexibility, the Company borrowed $130.0 million under its unsecured revolving credit facility during March and April and repaid this borrowing during the three months ended September 30, 2020.

•The Company currently has approximately $10.6 million in cash and cash equivalents, and an additional $567.0 million available under its unsecured revolving credit facility (excluding the facility’s $600.0 million accordion feature).

•The Company does not have any unsecured debt maturing until December 2023. Additionally, the Company does not have any near-term secured debt maturing, until approximately $23.1 million matures in mid-2022, and no secured debt maturing in 2023.

•The Company has taken proactive measures to manage costs related to the Company’s densification activities. There is currently no construction underway at the Company’s properties, and the only expenditures the Company is making at this time on these projects relate to obtaining entitlements. Other than limited pad development, the Company expects that the only material capital expenditures at the Company’s properties over the next year will be tenant improvements and/or other leasing costs associated with existing and new leases. The Company also canceled a previously pending acquisition.

•Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on the Company’s business, and in order to preserve its liquidity position, the Company temporarily suspended quarterly dividend distributions and currently anticipates reinstating the distribution of quarterly cash dividends to stockholders in the first quarter of 2021. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT, including maintaining compliance with taxable income distribution requirements.

The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s operations and financial condition, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on the Company, its tenants and the U.S. retail market is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, a rise in unemployment rates, decreases in consumer confidence and consumer spending levels and an overall worsening of global and U.S. economic conditions. In addition, the trend toward online shopping for goods and services that has accelerated during the COVID-19 pandemic may continue and result in a permanent decrease in spending levels at brick-and-mortar commercial establishments. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to increases in rent relief requests from tenants, termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at the Company’s properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders. See “Risk Factors.”

The Company’s financial results for the year ended December 31, 2020 have been significantly impacted by the COVID-19 pandemic resulting in reductions in property operating income and its non-GAAP performance measures from changes in projected uncollectible rental revenue. The comparability of the Company’s results of operations for the year ended December 31, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

Results of Operations

At December 31, 2020, the Company had 89 properties (88 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because the properties are located in densely populated areas and are leased to retailers that provide necessity-based, non-discretionary goods and services, the nature of its investments provides for relatively stable revenue flows. The Company has a strong capital structure with manageable debt as of December 31, 2020. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Results of Operations for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Property Operating Income

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to consolidated property operating income for the years ended December 31, 2020 and 2019 (in thousands):

		Year Ended December 31,
		2020	2019
Operating income per GAAP		$94,447	$115,370
Plus:	Depreciation and amortization	97,731	97,559
	General and administrative expenses	16,755	17,831
	Other expense	843	1,405
Less:	Gain on sale of real estate	—	(13,175)
Property operating income		$209,776	$218,990

The following comparison for the year ended December 31, 2020 compared to the year ended December 31, 2019, makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 89 properties as of December 31, 2020, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2020 related to the 87 same-center properties owned by the Company during the entirety of both the years ended December 31, 2020 and 2019 and consolidated into the Company’s financial statements during such periods (in thousands):

		Year Ended December 31, 2020
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$110,457	$(16,010)	$94,447
Plus:	Depreciation and amortization	96,102	1,629	97,731
	General and administrative expenses (1)	—	16,755	16,755
	Other expense (1)	—	843	843
Property operating income		$206,559	$3,217	$209,776
______________________

(1)For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2019 related to the 87 same-center properties owned by the Company during the entirety of both the years ended December 31, 2020 and 2019 and consolidated into the Company’s financial statements during such periods (in thousands):

		Year Ended December 31, 2019
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$119,994	$(4,624)	$115,370
Plus:	Depreciation and amortization	95,435	2,124	97,559
	General and administrative expenses (1)	—	17,831	17,831
	Other expense (1)	—	1,405	1,405
Less:	Gain on sale of real estate	—	(13,175)	(13,175)
Property operating income		$215,429	$3,561	$218,990
______________________

(1)For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the year ended December 31, 2020, the Company generated property operating income of approximately $209.8 million compared to property operating income of $219.0 million generated during the year ended December 31, 2019, a decrease of approximately $9.2 million. The property operating income for the 87 same-center properties decreased approximately $8.9 million primarily due to changes in projected uncollectible rental revenue resulting from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses and restrictions on business operations and a decrease in straight-line rental revenue recognized, slightly offset by an increase in the amortization of below-market lease intangible liabilities.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the year ended December 31, 2020 of approximately $97.7 million compared to $97.6 million incurred during the year ended December 31, 2019.

General and administrative expenses

The Company incurred general and administrative expenses during the year ended December 31, 2020 of approximately $16.8 million compared to $17.8 million incurred during the year ended December 31, 2019. General and administrative expenses decreased approximately $1.1 million primarily as a result of the decrease in legal fees related to a legal settlement that occurred during the year ended December 31, 2019 and a decrease in travel and convention-related expenses incurred during the year ended December 31, 2020 as a result of the COVID-19 pandemic.

Other expense

The Company incurred other expenses of approximately $843,000 during the year ended December 31, 2020 compared to $1.4 million during the year ended December 31, 2019. Other expense decreased approximately $562,000 primarily as a result of a $950,000 charge to Other expense during the year ended December 31, 2019 due to the Company settling a lawsuit for approximately $1.4 million with no such charges during the year ended December 31, 2020. This decrease was offset by an increase in expenses incurred during the year ended December 31, 2020 related to the Company’s environmental, social and governance initiatives.

Gain on sale of real estate

On February 15, 2019, the Company sold Vancouver Market Center, a non-core shopping center located in Vancouver, Washington. The sales price of $17.0 million, less costs to sell, resulted in net proceeds of approximately $16.0 million. The Company recorded a gain on sale of real estate of approximately $2.6 million during the year ended December 31, 2019 related to this property disposition. On May 1, 2019, the Company sold Norwood Shopping Center, a non-core shopping center located in Sacramento, California for a sales price of $13.5 million. The Company recorded a gain on sale of real estate of approximately $180,000 during the year ended December 31, 2019 related to this property disposition. On August 1, 2019, the

Company sold Morada Ranch, a non-core shopping center located in Stockton, California. The sales price of $30.0 million, less costs to sell, resulted in net proceeds of approximately $29.1 million. The Company recorded a gain on sale of real estate of approximately $10.4 million during the year ended December 31, 2019 related to this property disposition. The Company recorded no such gains on sale during the year ended December 31, 2020.

Interest expense and other finance expenses

During the year ended December 31, 2020, the Company incurred approximately $59.7 million of interest expense compared to approximately $61.7 million during the year ended December 31, 2019. Interest expense and other finance expenses decreased approximately $2.0 million primarily as a result of a decrease in the interest rates payable on the credit facility, offset by an increase in the amounts outstanding under the credit facility.

Results of Operations for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Property Operating Income

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to consolidated property operating income for the years ended December 31, 2019 and 2018 (in thousands):

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

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2019 related to the 85 same-center properties owned by the Company during the entirety of both the years ended December 31, 2019 and 2018 and consolidated into the Company’s financial statements during such periods (in thousands):

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

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2018 related to the 85 same-center properties owned by the Company during the entirety of both the years ended December 31, 2019 and 2018 and consolidated into the Company’s financial statements during such periods (in thousands):

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income attributable to ROIC	$32,014	$48,844	$42,736
Plus: Depreciation and amortization	97,731	97,559	100,838
Less: Gain on sale of real estate	—	(13,175)	(5,890)
Funds from operations – basic	129,745	133,228	137,684
Net income attributable to non-controlling interests	2,707	4,839	4,405
Funds from operations – diluted	$132,452	$138,067	$142,089

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2020 and 2019. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 89 properties as of December 31, 2020, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters (in thousands):

	Year Ended December 31,
	2020	2019
GAAP operating income	$94,447	$115,370
Depreciation and amortization	97,731	97,559
General and administrative expenses	16,755	17,831
Other expense	843	1,405
Gain on sale of real estate	—	(13,175)
Straight-line rent	(1,079)	(3,083)
Amortization of above- and below-market rent	(17,654)	(15,618)
Property revenues and other expenses (1)	(374)	(142)
Total Company cash NOI	190,669	200,147
Non same-center cash NOI	(3,248)	(3,589)
Same-center cash NOI	$187,421	$196,558
______________________

(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the year ended December 31, 2020, the Company generated same-center cash NOI of approximately $187.4 million compared to same-center cash NOI of approximately $196.6 million generated during the year ended December 31, 2019, representing a 4.6% decrease. This decrease is primarily due to changes in projected uncollectible rental revenue resulting from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses and restrictions on business operations.

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2019 and 2018. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 85 of the Company’s 89 properties as of December 31, 2019, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods except for the Company’s corporate office headquarters (in thousands):

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. As discussed above, as a result of the COVID-19 pandemic, certain of the Company’s tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Accordingly, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2020.

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

During the year ended December 31, 2020, the Company’s primary sources of cash were distributions from the Operating Partnership. As of December 31, 2020, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

For the year ended December 31, 2020, dividends paid to stockholders totaled approximately $23.4 million. Additionally, for the year ended December 31, 2020, the Operating Partnership made distributions of approximately $2.2 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $106.7 million.  For the year ended December 31, 2019, dividends paid to stockholders totaled approximately $90.8 million. Additionally, for the year ended December 31, 2019, the Operating Partnership made distributions of approximately $8.9 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $132.0 million.

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

During the year ended December 31, 2020, the Operating Partnership’s primary source of cash was cash flow from operations. As of December 31, 2020, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

As of December 31, 2020, $300.0 million and $48.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rates on the term loan and the credit facility during the year ended December 31, 2020 were 1.6% and 1.4%, respectively. As discussed in Note 11 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The Company had no available borrowings under the term loan at December 31, 2020. The Company had $552.0 million available to borrow under the credit facility at December 31, 2020.

During the year ended December 31, 2020, the Company obtained an investment grade credit rating from Fitch Ratings (BBB-).

Further, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in each of December 2017, December 2014 and December 2013 and $200.0 million aggregate principal amount of unsecured senior notes in September 2016, each of which were fully and unconditionally guaranteed by the Company.

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. As a result of the COVID-19 pandemic’s impact on the Company’s business, the Operating Partnership entered into temporary waiver amendments for one of the covenants contained in its debt agreements. The amendments adjusted the criteria for properties eligible to be included in the unencumbered asset pool used for purposes of calculating the consolidated unencumbered leverage ratio. Following such amendments the Operating Partnership is in compliance with all financial covenants in its debt agreements. The temporary waiver period expires subsequent to March 31, 2021.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net Cash Provided by (Used in):
Operating activities	$106,660	$132,039	$130,918
Investing activities	$(28,474)	$12,402	$(56,055)
Financing activities	$(77,008)	$(146,432)	$(84,379)

Net Cash Flows from:

Operating Activities

Decrease in cash flows provided by operating activities from 2019 to 2020:

Net cash flows provided by operating activities amounted to $106.7 million during the year ended December 31, 2020, compared to $132.0 million in the comparable period in 2019. This decrease of approximately $25.4 million during the the year ended December 31, 2020 is primarily due to a decrease in property operating income of approximately $9.2 million, and the increase in accounts receivable and related timing of collections and payments of working capital accounts.

Increase in cash flows provided by operating activities from 2018 to 2019:

Net cash flows provided by operating activities amounted to $132.0 million during the year ended December 31, 2019, which is materially consistent with $130.9 million during the year ended December 31, 2018.

Investing Activities

Increase in cash flows used in investing activities from 2019 to 2020:

Net cash flows used in investing activities amounted to $28.5 million during the year ended December 31, 2020, compared to net cash flows provided by investing activities of $12.4 million during the year ended December 31, 2019. During the year ended December 31, 2020, cash flows used in investing activities increased approximately $40.9 million, primarily due to the decrease in proceeds from the sale of real estate of approximately $58.9 million. This decrease in proceeds from the sale of real estate was offset by the decrease in investments in real estate of approximately $11.6 million and the increase in repayments on mortgage notes of approximately $7.8 million.

Increase in cash flows provided by investing activities from 2018 to 2019:

Net cash flows provided by investing activities amounted to $12.4 million during the year ended December 31, 2019, compared to net cash flows used in investing activities of approximately $56.1 million during the year ended December 31, 2018. During the year ended December 31, 2019, cash flows provided by investing activities increased approximately $68.5 million, primarily due to the decrease in investments in real estate of approximately $32.6 million, an increase in proceeds from the sale of real estate of approximately $32.1 million and a decrease in improvements to properties of approximately $4.1 million.

Financing Activities

Decrease in cash flows used in financing activities from 2019 to 2020:

Net cash flows used in financing activities amounted to $77.0 million during the year ended December 31, 2020, compared to $146.4 million during the year ended December 31, 2019. This decrease of approximately $69.4 million for the year ended December 31, 2020 is primarily due to the decrease in dividend and distribution payments of approximately $74.1 million, the net decrease in payments on the credit facility of $36.0 million, offset by the decrease in proceeds received from the sale of common stock of approximately $34.2 million.

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

Contractual Obligations

The following table presents the Company’s operating lease obligations and the principal and interest amounts of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding, at December 31, 2020 (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$717	$24,132	$686	$26,708	$33,337	$—	$85,580
Mortgage Notes Payable Interest	3,737	3,170	2,482	1,627	991	—	12,007
Term loan (2)	—	—	—	—	300,000	—	300,000
Credit facility (3)	—	—	—	48,000	—	—	48,000
Senior Notes Due 2027 (4)	10,475	10,475	10,475	10,475	10,475	270,950	323,325
Senior Notes Due 2026 (4)	7,900	7,900	7,900	7,900	7,900	207,900	247,400
Senior Notes Due 2024 (5)	10,000	10,000	10,000	260,000	—	—	290,000
Senior Notes Due 2023 (6)	12,500	12,500	262,500	—	—	—	287,500
Operating lease obligations	1,282	1,304	1,330	1,335	1,341	31,263	37,855
Total	$46,611	$69,481	$295,373	$356,045	$354,044	$510,113	$1,631,667
__________________

(1)Does not include unamortized mortgage premium of approximately $1.1 million as of December 31, 2020.
(2)For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of December 31, 2020 which was 3.0%, inclusive of the swap agreements the Company has entered into.
(3)For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the interest rate on the credit facility as of December 31, 2020 which was 1.1%.
(4)Represents payments of interest only in years 2021 through 2025 and payments of both principal and interest thereafter.
(5)Represents payments of interest only in years 2021 through 2023 and payments of both principal and interest thereafter.
(6)Represents payments of interest only in years 2021 through 2022 and payments of both principal and interest thereafter.

The Company has committed approximately $18.1 million and $873,000 in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the year ended December 31, 2020. As of December 31, 2020, the Company did not have any capital lease obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company does not have any off-balance sheet arrangements.

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

As of December 31, 2020, the Company had $348.0 million of variable rate debt outstanding.  The Company has primarily used fixed-rate debt and forward starting interest rate swaps to manage its interest rate risk.  See the discussion under Note 11, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of December 31, 2020, exclusive of non-performance risk (in thousands):

Swap Notional	Less 100 basis points	Less 50 basis points	December 31, 2020 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(4,347)	$(3,523)	$(2,705)	$(1,898)	$(1,102)
$100,000	$(4,347)	$(3,523)	$(2,705)	$(1,898)	$(1,102)
$50,000	$(2,888)	$(2,473)	$(2,061)	$(1,654)	$(1,253)
$50,000	$(2,891)	$(2,476)	$(2,064)	$(1,657)	$(1,256)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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
At December 31, 2020, the Company’s real estate investments totaled $2.7 billion. As discussed in Note 1 of the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the real estate investments are not expected to be recovered through future undiscounted cash flows. The Company did not identify any assets that were impaired at December 31, 2020.

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
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

Opinion on Internal Control over Financial Reporting
We have audited Retail Opportunity Investments Corp.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Retail Opportunity Investments Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Retail Opportunity Investments Corp. as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedules listed in the Index at Item 8 and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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
February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Retail Opportunity Investments Partnership, LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Partnership, LP (the “Operating Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, Partners’ capital, and cash flows for each of the three years in the period ended December 31, 2020 and the related notes and financial statement schedules listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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
At December 31, 2020, the Company’s real estate investments totaled $2.7 billion. As discussed in Note 1 of the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the real estate investments are not expected to be recovered through future undiscounted cash flows. The Company did not identify any assets that were impaired at December 31, 2020.

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

/s/ Ernst & Young LLP
We have served as the Operating Partnership’s auditor since 2013
San Diego, California
February 24, 2021

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Real Estate Investments:
Land	$881,872	$879,540
Building and improvements	2,274,680	2,252,301
	3,156,552	3,131,841
Less: accumulated depreciation	460,165	390,916
	2,696,387	2,740,925
Mortgage note receivable	4,959	13,000
Real Estate Investments, net	2,701,346	2,753,925
Cash and cash equivalents	4,822	3,800
Restricted cash	1,814	1,658
Tenant and other receivables, net	58,756	45,821
Acquired lease intangible assets, net	50,110	59,701
Prepaid expenses	4,811	3,169
Deferred charges, net	22,893	27,652
Other assets	17,296	18,031
Total assets	$2,861,848	$2,913,757

LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,524	$298,330
Credit facility	45,238	80,743
Senior Notes	943,655	942,850
Mortgage notes payable	86,509	87,523
Acquired lease intangible liabilities, net	125,796	144,757
Accounts payable and accrued expenses	17,687	17,562
Tenants’ security deposits	6,854	7,177
Other liabilities	46,426	42,987
Total liabilities	1,570,689	1,621,929

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 118,085,155 and 116,496,016 shares issued and outstanding at December 31, 2020 and 2019, respectively	12	12
Additional paid-in capital	1,497,662	1,481,466
Dividends in excess of earnings	(289,309)	(297,998)
Accumulated other comprehensive loss	(8,812)	(4,132)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,199,553	1,179,348
Non-controlling interests	91,606	112,480
Total equity	1,291,159	1,291,828
Total liabilities and equity	$2,861,848	$2,913,757

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Rental revenue	$280,388	$291,263	$289,601
Other income	3,726	3,777	6,197
Total revenues	284,114	295,040	295,798

Operating expenses
Property operating	41,050	43,662	43,851
Property taxes	33,288	32,388	32,349
Depreciation and amortization	97,731	97,559	100,838
General and administrative expenses	16,755	17,831	14,918
Other expense	843	1,405	478
Total operating expenses	189,667	192,845	192,434

Gain on sale of real estate	—	13,175	5,890

Operating income	94,447	115,370	109,254

Non-operating expenses
Interest expense and other finance expenses	(59,726)	(61,687)	(62,113)
Net income	34,721	53,683	47,141
Net income attributable to non-controlling interests	(2,707)	(4,839)	(4,405)
Net Income Attributable to Retail Opportunity Investments Corp.	$32,014	$48,844	$42,736

Earnings per share – basic and diluted	$0.27	$0.42	$0.38

Dividends per common share	$0.2000	$0.7880	$0.7800

Comprehensive income:
Net income	$34,721	$53,683	$47,141
Other comprehensive (loss) income:
Unrealized swap derivative (loss) gain arising during the period	(9,925)	(7,348)	1,648
Reclassification adjustment for amortization of interest expense included in net income	4,572	(345)	57
Other comprehensive (loss) income:	(5,353)	(7,693)	1,705
Comprehensive income	29,368	45,990	48,846
Comprehensive income attributable to non-controlling interests	(2,034)	(4,839)	(4,405)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$27,334	$41,151	$44,441

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive income (loss)	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2017	112,347,451	$11	$1,412,590	$(210,490)	$1,856	$125,674	$1,329,641
Shares issued under the 2009 Equity Incentive Plan	397,861	—	269	—	—	—	269
Shares withheld for employee taxes	(70,168)	—	(1,400)	—	—	—	(1,400)
Cancellation of restricted stock	(8,997)	—	—	—	—	—	—
Stock based compensation expense	—	—	7,392	—	—	—	7,392
Cash redemption for non-controlling interests	—	—	—	—	—	(3,713)	(3,713)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,904)	—	—	2,904	—
Proceeds from the issuance of common stock	1,326,690	—	25,703	—	—	—	25,703
Registration expenditures	—	—	(570)	—	—	—	(570)
Cash dividends ($0.7800 per share)	—	—	—	(88,417)	—	(9,056)	(97,473)
Dividends payable to officers	—	—	—	(267)	—	—	(267)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	42,736	—	—	42,736
Net income attributable to non-controlling interests	—	—	—	—	—	4,405	4,405
Other comprehensive income	—	—	—	—	1,705	—	1,705
Balance at December 31, 2018	113,992,837	$11	$1,441,080	$(256,438)	$3,561	$120,214	$1,308,428
Shares issued under the Equity Incentive Plan	631,022	—	1,942	—	—	—	1,942
Shares withheld for employee taxes	(125,072)	—	(1,986)	—	—	—	(1,986)
Cancellation of restricted stock	(6,997)	—	—	—	—	—	—
Stock based compensation expense	—	—	7,352	—	—	1,215	8,567
Redemption of OP Units	143,190	—	2,632	—	—	(2,632)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(5,043)	(5,043)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,983)	—	—	2,983	—
Proceeds from the issuance of common stock	1,861,036	1	34,161	—	—	—	34,162
Registration expenditures	—	—	(732)	—	—	—	(732)
Cash dividends ($0.7880 per share)	—	—	—	(90,549)	—	(8,921)	(99,470)
Dividends payable to officers	—	—	—	145	—	(175)	(30)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	48,844	—	—	48,844
Net income attributable to non-controlling interests	—	—	—	—	—	4,839	4,839
Other comprehensive loss	—	—	—	—	(7,693)	—	(7,693)
Balance at December 31, 2019	116,496,016	$12	$1,481,466	$(297,998)	$(4,132)	$112,480	$1,291,828
Shares issued under the Equity Incentive Plan	428,170	—	—	—	—	—	—
Shares withheld for employee taxes	(128,614)	—	(2,272)	—	—	—	(2,272)
Cancellation of restricted stock	(4,899)	—	—	—	—	—	—
Stock based compensation expense	—	—	8,098	—	—	816	8,914
Redemption of OP Units	1,968,350	—	20,098	—	—	(20,098)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(1,999)	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(570)	—	—	570	—
Repurchase of common stock	(673,868)	—	(8,846)	—	—	—	(8,846)
Registration expenditures	—	—	(312)	—	—	—	(312)
Cash dividends ($0.2000 per share)	—	—	—	(23,273)	—	(2,187)	(25,460)
Dividends payable to officers	—	—	—	(52)	—	(10)	(62)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	32,014	—	—	32,014
Net income attributable to non-controlling interests	—	—	—	—	—	2,707	2,707
Other comprehensive loss	—	—	—	—	(4,680)	(673)	(5,353)
Balance at December 31, 2020	118,085,155	$12	$1,497,662	$(289,309)	$(8,812)	$91,606	$1,291,159

 See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,721	$53,683	$47,141
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97,731	97,559	100,838
Amortization of deferred financing costs and mortgage premiums, net	2,219	2,076	1,899
Straight-line rent adjustment	(1,079)	(3,083)	(5,380)
Amortization of above and below market rent	(17,654)	(15,618)	(13,965)
Amortization relating to stock based compensation	8,914	8,567	7,392
Provisions for tenant credit losses	11,035	1,969	1,729
Other noncash interest expense	293	524	1,674
Gain on sale of real estate	—	(13,175)	(5,890)
Change in operating assets and liabilities:
Tenant and other receivables	(23,120)	543	(57)
Prepaid expenses	(1,641)	962	(1,344)
Accounts payable and accrued expenses	(1,096)	303	(1,622)
Other assets and liabilities, net	(3,663)	(2,271)	(1,497)
Net cash provided by operating activities	106,660	132,039	130,918

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	—	(11,601)	(44,195)
Proceeds from sale of real estate	—	58,930	26,880
Improvements to properties	(36,515)	(35,177)	(39,240)
Deposits on real estate acquisitions, net	—	—	500
Proceeds on repayment of mortgage note receivable	8,041	250	—
Net cash (used in) provided by investing activities	(28,474)	12,402	(56,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(577)	(551)	(19,612)
Proceeds from draws on credit facility	160,000	101,000	177,000
Payments on credit facility	(196,000)	(173,000)	(164,500)
Redemption of OP Units	(1,999)	(5,043)	(3,713)
Distributions to OP Unitholders	(2,187)	(8,921)	(9,056)
Deferred financing and other costs	(1,162)	(2,804)	—
Proceeds from the sale of common stock	—	34,162	25,703
Repurchase of common stock	(8,846)	—	—
Registration expenditures	(567)	(478)	(570)
Dividends paid to common shareholders	(23,398)	(90,753)	(88,500)
Common shares issued under the Equity Incentive Plan	—	1,942	269
Shares withheld for employee taxes	(2,272)	(1,986)	(1,400)
Net cash used in financing activities	(77,008)	(146,432)	(84,379)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,178	(1,991)	(9,516)
Cash, cash equivalents and restricted cash at beginning of period	5,458	7,449	16,965
Cash, cash equivalents and restricted cash at end of period	$6,636	$5,458	$7,449

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$4,822	$3,800	$6,076
Restricted cash	1,814	1,658	1,373
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$6,636	$5,458	$7,449

 See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	December 31,
	2020	2019
ASSETS
Real Estate Investments:
Land	$881,872	$879,540
Building and improvements	2,274,680	2,252,301
	3,156,552	3,131,841
Less: accumulated depreciation	460,165	390,916
	2,696,387	2,740,925
Mortgage note receivable	4,959	13,000
Real Estate Investments, net	2,701,346	2,753,925
Cash and cash equivalents	4,822	3,800
Restricted cash	1,814	1,658
Tenant and other receivables, net	58,756	45,821
Acquired lease intangible assets, net	50,110	59,701
Prepaid expenses	4,811	3,169
Deferred charges, net	22,893	27,652
Other assets	17,296	18,031
Total assets	$2,861,848	$2,913,757

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,524	$298,330
Credit facility	45,238	80,743
Senior Notes	943,655	942,850
Mortgage notes payable	86,509	87,523
Acquired lease intangible liabilities, net	125,796	144,757
Accounts payable and accrued expenses	17,687	17,562
Tenants’ security deposits	6,854	7,177
Other liabilities	46,426	42,987
Total liabilities	1,570,689	1,621,929

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,208,365	1,183,480
Limited partners’ capital	92,279	112,480
Accumulated other comprehensive loss	(9,485)	(4,132)
Total capital	1,291,159	1,291,828
Total liabilities and capital	$2,861,848	$2,913,757

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Revenues
Rental revenue	$280,388	$291,263	$289,601
Other income	3,726	3,777	6,197
Total revenues	284,114	295,040	295,798

Operating expenses
Property operating	41,050	43,662	43,851
Property taxes	33,288	32,388	32,349
Depreciation and amortization	97,731	97,559	100,838
General and administrative expenses	16,755	17,831	14,918
Other expense	843	1,405	478
Total operating expenses	189,667	192,845	192,434

Gain on sale of real estate	—	13,175	5,890

Operating income	94,447	115,370	109,254
Non-operating expenses
Interest expense and other finance expenses	(59,726)	(61,687)	(62,113)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$34,721	$53,683	$47,141

Earnings per unit - basic and diluted	$0.27	$0.42	$0.38

Distributions per unit	$0.2000	$0.7880	$0.7800

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$34,721	$53,683	$47,141
Other comprehensive (loss) income:
Unrealized swap derivative (loss) gain arising during the period	(9,925)	(7,348)	1,648
Reclassification adjustment for amortization of interest expense included in net income	4,572	(345)	57
Other comprehensive (loss) income:	(5,353)	(7,693)	1,705
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$29,368	$45,990	$48,846

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive income (loss)
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2017	11,678,991	$125,674	112,347,451	$1,202,111	$1,856	$1,329,641
OP Units issued under the 2009 Equity Incentive Plan	—	—	397,861	269	—	269
OP Units withheld for employee taxes	—	—	(70,168)	(1,400)	—	(1,400)
Cancellation of OP Units	—	—	(8,997)	—	—	—
Stock based compensation expense	—	—	—	7,392	—	7,392
Cash redemption of OP Units	(201,950)	(3,713)	—	—		(3,713)
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,904	—	(2,904)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	1,326,690	25,703	—	25,703
Registration expenditures	—	—	—	(570)	—	(570)
Cash distributions ($0.7800 per unit)	—	(9,056)	—	(88,417)	—	(97,473)
Distributions payable to officers	—	—	—	(267)	—	(267)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	4,405	—	42,736	—	47,141
Other comprehensive income	—	—	—	—	1,705	1,705
Balance at December 31, 2018	11,477,041	$120,214	113,992,837	$1,184,653	$3,561	$1,308,428
OP Units issued under the Equity Incentive Plan	—	—	631,022	1,942	—	1,942
OP Units withheld for employee taxes	—	—	(125,072)	(1,986)	—	(1,986)
Cancellation of OP Units	—	—	(6,997)	—	—	—
Stock based compensation expense	—	1,215	—	7,352	—	8,567
Equity redemption of OP Units	(143,190)	(2,632)	143,190	2,632	—	—
Cash redemption of OP Units	(282,761)	(5,043)	—	—	—	(5,043)
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,983	—	(2,983)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	1,861,036	34,162	—	34,162
Registration expenditures	—	—	—	(732)	—	(732)
Cash distributions ($0.7880 per unit)	—	(8,921)	—	(90,549)	—	(99,470)
Distributions payable to officers	—	(175)	—	145	—	(30)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	4,839	—	48,844	—	53,683
Other comprehensive loss	—	—	—	—	(7,693)	(7,693)
Balance at December 31, 2019	11,051,090	$112,480	116,496,016	$1,183,480	$(4,132)	$1,291,828
OP Units issued under the Equity Incentive Plan	—	—	428,170	—	—	—
OP Units withheld for employee taxes	—	—	(128,614)	(2,272)	—	(2,272)
Cancellation of OP Units	—	—	(4,899)	—	—	—
Stock based compensation expense	—	816	—	8,098	—	8,914
Equity redemption of OP Units	(1,968,350)	(20,098)	1,968,350	20,098	—	—
Cash redemption of OP Units	(116,657)	(1,999)	—	—	—	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	570	—	(570)	—	—
Repurchase of OP Units	—	—	(673,868)	(8,846)	—	(8,846)
Registration expenditures	—	—	—	(312)	—	(312)
Cash distributions ($0.2000 per unit)	—	(2,187)	—	(23,273)	—	(25,460)
Distributions payable to officers	—	(10)	—	(52)	—	(62)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	2,707	—	32,014	—	34,721
Other comprehensive loss	—	—	—	—	(5,353)	(5,353)
Balance at December 31, 2020	8,966,083	$92,279	118,085,155	$1,208,365	$(9,485)	$1,291,159

(1)Consists of limited partnership interests held by third parties.
(2)Consists of general and limited partnership interests held by ROIC.
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,721	$53,683	$47,141
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97,731	97,559	100,838
Amortization of deferred financing costs and mortgage premiums, net	2,219	2,076	1,899
Straight-line rent adjustment	(1,079)	(3,083)	(5,380)
Amortization of above and below market rent	(17,654)	(15,618)	(13,965)
Amortization relating to stock based compensation	8,914	8,567	7,392
Provisions for tenant credit losses	11,035	1,969	1,729
Other noncash interest expense	293	524	1,674
Gain on sale of real estate	—	(13,175)	(5,890)
Change in operating assets and liabilities:
Tenant and other receivables	(23,120)	543	(57)
Prepaid expenses	(1,641)	962	(1,344)
Accounts payable and accrued expenses	(1,096)	303	(1,622)
Other assets and liabilities, net	(3,663)	(2,271)	(1,497)
Net cash provided by operating activities	106,660	132,039	130,918

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	—	(11,601)	(44,195)
Proceeds from sale of real estate	—	58,930	26,880
Improvements to properties	(36,515)	(35,177)	(39,240)
Deposits on real estate acquisitions, net	—	—	500
Proceeds on repayment of mortgage note receivable	8,041	250	—
Net cash (used in) provided by investing activities	(28,474)	12,402	(56,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(577)	(551)	(19,612)
Proceeds from draws on credit facility	160,000	101,000	177,000
Payments on credit facility	(196,000)	(173,000)	(164,500)
Redemption of OP Units	(1,999)	(5,043)	(3,713)
Deferred financing and other costs	(1,162)	(2,804)	—
Proceeds from the issuance of OP Units in connection with issuance of common stock	—	34,162	25,703
Repurchase of OP Units	(8,846)	—	—
Registration expenditures	(567)	(478)	(570)
Distributions to OP Unitholders	(25,585)	(99,674)	(97,556)
Issuance of OP Units under the Equity Incentive Plan	—	1,942	269
OP Units withheld for employee taxes	(2,272)	(1,986)	(1,400)
Net cash used in financing activities	(77,008)	(146,432)	(84,379)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,178	(1,991)	(9,516)
Cash, cash equivalents and restricted cash at beginning of period	5,458	7,449	16,965
Cash, cash equivalents and restricted cash at end of period	$6,636	$5,458	$7,449

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$4,822	$3,800	$6,076
Restricted cash	1,814	1,658	1,373
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$6,636	$5,458	$7,449

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

Impact of COVID-19

On March 11, 2020, the novel coronavirus (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world. The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel, restrictions on gatherings and social distancing practices. These containment measures, which in certain states and counties were relaxed or lifted for a period of time and subsequently reimposed, and then relaxed again, are affecting the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, grocery stores, pharmacies and retail stores are generally permitted to remain open and operational (with capacity limitations in the case of certain retail stores), restaurants in certain states such as California, Washington and Oregon have been generally limited to take-out and delivery services and outdoor-dining only or subject to capacity limitations when indoor dining has been permitted, and bars, movie theaters, gyms and salons in certain states and counties have been generally forced to close indoor operations for periods of time. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, whether restrictions that have been relaxed or lifted will be reimposed, or when or if customers will re-engage with tenants as they have in the past.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements.  The most significant assumptions and estimates relate to the recoverability of assets to be held and used, purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables, the valuation of performance-based restricted stock, LTIP Units (as defined below), and derivatives.  Actual results could differ from these estimates.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2020, the statute of limitations for the tax years 2016 through and including 2019 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized.  Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized.  Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred.  During the years ended December 31, 2020 and 2019, capitalized costs related to the improvement or replacement of real estate properties were approximately $38.7 million and $38.0 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions.  In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the years ended December 31, 2020, 2019 or 2018.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. As discussed above, as a result of the COVID-19 pandemic, certain of the Company’s tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Accordingly, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2020 or December 31, 2019.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable.  The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable.  The allowance for doubtful accounts at December 31, 2020 and December 31, 2019 was approximately $18.6 million and $8.2 million, respectively.

During the year ended December 31, 2020, the Company experienced a higher rate of projected uncollectible rental revenue driven by changes in expectations of collectability for certain tenants given the impact of the COVID-19 pandemic to such tenants. Additionally, certain tenants experiencing economic difficulties during this pandemic have sought and may continue to seek current and future rent relief, which may be provided in the form of rent deferrals, rent abatements or other possible agreements. Under ASC 842, “Leases,” subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Due to the number of lease contracts that would require analysis to determine, on a lease by lease basis, whether such a concession is required to be accounted for as a lease modification, the

FASB staff provided clarity as to an acceptable approach to accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff provided guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed in the existing lease contract, as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee, thereby not requiring entities to apply lease modification guidance to those contracts. The Company has elected not to account for such COVID-19 concessions as lease modifications. Through December 31, 2020, the Company has entered into lease concessions that deferred approximately $6.2 million of contractual amounts billed. As of December 31, 2020, approximately $1.1 million of such deferred amounts has been rebilled, of which approximately $959,000, or 88% has been collected. The Company has evaluated and continues to evaluate rent relief requests on a case-by-case basis. Not all tenants requests have resulted or will ultimately result in concession agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

The unamortized balances of deferred leasing costs included in deferred charges in the Consolidated Balance Sheets as of December 31, 2020 that will be charged to future operations are as follows (in thousands):

Lease Origination Costs
2021	$4,918
2022	4,146
2023	3,291
2024	2,516
2025	2,070
Thereafter	5,952
$22,893

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

For the years ended December 31, 2020, 2019 and 2018, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units outstanding under the Equity Incentive Plan described in Note 8 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$34,721	$53,683	$47,141
Less income attributable to non-controlling interests	(2,707)	(4,839)	(4,405)
Less earnings allocated to unvested shares	(127)	(453)	(401)
Net income available for common stockholders, basic	$31,887	$48,391	$42,335
Numerator:
Net income	$34,721	$53,683	$47,141
Less earnings allocated to unvested shares	(127)	(453)	(401)
Net income available for common stockholders, diluted	$34,594	$53,230	$46,740
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	116,731,930	114,177,528	112,645,490
OP units	9,785,334	11,334,408	11,626,312
Performance-based restricted stock awards and LTIP Units	106,434	206,100	183,683
Stock options	3,299	23,450	103,408
Denominator for diluted EPS – weighted average common equivalent shares	126,626,997	125,741,486	124,558,893

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$34,721	$53,683	$47,141
Less earnings allocated to unvested shares	(127)	(453)	(401)
Net income available to unitholders, basic and diluted	$34,594	$53,230	$46,740
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	126,517,264	125,511,936	124,271,802
Performance-based restricted stock awards and LTIP Units	106,434	206,100	183,683
Stock options	3,299	23,450	103,408
Denominator for diluted earnings per unit – weighted average common equivalent units	126,626,997	125,741,486	124,558,893

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

The Company has made certain separate awards in the form of units of limited partnership interests in its Operating Partnership called LTIP Units (“LTIP Units”). The LTIP Units are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, achievement of pre-established operational performance goals and market-indexed performance criteria. For the LTIP Units subject to market-indexed performance criteria (the “marked-indexed LTIP Units”), a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria. All other LTIP Units (the “operational LTIP Units”) are valued according to the market price of the Company’s common stock at the date of grant.

Awards of stock options, time-based restricted stock grants, performance-based restricted stock subject to operational performance goals, and operational LTIP Units are expensed as compensation on a straight-line basis over the requisite service period.  Awards of performance-based restricted stock subject to market-indexed performance criteria and market-indexed LTIP Units are expensed as compensation under the accelerated attribution method and are recognized in income regardless of the results of the performance criteria.

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following tables provides supplemental disclosures related to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$324	$275	$291
Interest paid	$57,276	$60,319	$60,494
Other non-cash investing and financing activities increase (decrease):
Intangible lease liabilities	$—	$1,475	$1,680
Interest rate swap asset	$—	$(4,931)	$610
Interest rate swap liabilities	$5,646	$3,285	$580
Accrued real estate improvement costs	$5,346	$3,222	$2,200
Equity redemption of OP Units	$20,098	$2,632	$—
Disposition of real estate through issuance of mortgage note	$—	$13,250	$—

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

2.  Real Estate Investments

The Company did not have any real estate investment transactions during the year ended December 31, 2020.

The following real estate investment transactions occurred during the year ended December 31, 2019.

The Company evaluated the following acquisition and determined that substantially all of the fair value related to the acquisition was concentrated in a single identifiable asset. The Company allocated the total consideration for the acquisition to the individual assets and liabilities acquired on a relative fair value basis. All transaction costs incurred in the acquisition were capitalized.

Property Asset Acquisition in 2019

On December 13, 2019, the Company acquired the property known as Summerwalk Village located in Lacey, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $11.6 million. Summerwalk Village is approximately 58,000 square feet and is anchored by Walmart Neighborhood Market. The property was acquired with borrowings under the credit facility.

The financial information set forth below summarizes the Company’s purchase price allocation for the property acquired during the year ended December 31, 2019 (in thousands):

December 31, 2019
Assets
Land	$4,261
Building and improvements	7,567
Acquired lease intangible asset	847
Deferred charges	401
Assets acquired	$13,076
Liabilities
Acquired lease intangible liability	$(1,475)
Liabilities assumed	$(1,475)

Property Dispositions in 2019

During the year ended December 31, 2019, the Company sold four properties. The total sales price of approximately $74.1 million, less costs to sell, resulted in net proceeds of approximately $58.9 million. The Company recorded gains on sale of real estate of approximately $13.2 million during the year ended December 31, 2019 related to these property dispositions.

Any reference to square footage or occupancy is unaudited and outside the scope of our independent registered public accounting firm’s audit of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

3.  Acquired Lease Intangibles

Intangible assets and liabilities as of December 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	December 31,
	2020	2019
Assets:
In-place leases	$69,178	$77,910
Accumulated amortization	(30,061)	(31,686)
Above-market leases	21,851	25,039
Accumulated amortization	(10,858)	(11,562)
Acquired lease intangible assets, net	$50,110	$59,701
Liabilities:
Below-market leases	$178,009	$198,272
Accumulated amortization	(52,213)	(53,515)
Acquired lease intangible liabilities, net	$125,796	$144,757

For the years ended December 31, 2020, 2019 and 2018, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities for above and below market leases was $17.7 million, $15.6 million and $14.0 million, respectively, which amounts are included in Rental revenue in the accompanying consolidated statements of operations and comprehensive income.  For the years ended December 31, 2020, 2019 and 2018, the amortization of in-place leases was $7.7 million, $8.1 million and $11.4 million, respectively, which amounts are included in Depreciation and amortization in the accompanying consolidated statements of operations and comprehensive income.

The scheduled future amortization of acquired lease intangible assets as of December 31, 2020 is as follows (in thousands):

Year Ending December 31:
2021	$6,341
2022	5,284
2023	4,749
2024	4,209
2025	3,714
Thereafter	25,813
Total future amortization of acquired lease intangible assets	$50,110

The scheduled future amortization of acquired lease intangible liabilities as of December 31, 2020 is as follows (in thousands):

Year Ending December 31:
2021	$10,590
2022	9,750
2023	9,010
2024	8,829
2025	8,420
Thereafter	79,197
Total future amortization of acquired lease intangible liabilities	$125,796

4.  Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of December 31, 2020 are summarized as follows (in thousands):

Year Ending December 31:
2021	$197,232
2022	175,968
2023	147,687
2024	117,362
2025	91,541
Thereafter	376,652
Total minimum lease payments	$1,106,442

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at December 31, 2020 and December 31, 2019, respectively, were as follows (in thousands, except interest rates):

	Maturity Date	Interest Rate	December 31,
Property			2020	2019
Casitas Plaza Shopping Center	June 2022	5.320%	$6,835	$7,001
Riverstone Marketplace	July 2022	4.960%	17,245	17,656
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	35,500	35,500
			85,580	86,157
Mortgage premiums			1,113	1,594
Net unamortized deferred financing costs			(184)	(228)
Total mortgage notes payable			$86,509	$87,523

The combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2021	$—	$717	$481	$1,198
2022	23,129	1,003	344	24,476
2023	—	686	216	902
2024	26,000	708	72	26,780
2025	32,787	550	—	33,337
Total	$81,916	$3,664	$1,113	$86,693

Term Loan and Credit Facility

The carrying values of the Company’s unsecured term loan (the “term loan”) were as follows (in thousands):

	December 31,
	2020	2019
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,476)	(1,670)
Term loan	$298,524	$298,330

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	December 31,
	2020	2019
Credit facility	$48,000	$84,000
Net unamortized deferred financing costs	(2,762)	(3,257)
Credit facility	$45,238	$80,743

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global (BBB-) and Fitch Ratings (BBB-).

As of December 31, 2020, $300.0 million and $48.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rates on the term loan and the credit facility during the year ended December 31, 2020 were 1.6% and 1.4%, respectively. As discussed in Note 11 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The Company had no available borrowings under the term loan at December 31, 2020. The Company had $552.0 million available to borrow under the credit facility at December 31, 2020.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	December 31,
	2020	2019
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(1,226)	(998)
Senior Notes Due 2027	$248,774	$249,002

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	December 31,
	2020	2019
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(443)	(191)
Senior Notes Due 2026	$199,557	$199,809

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	December 31,
	2020	2019
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,557)	(1,912)
Net unamortized deferred financing costs	(873)	(1,094)
Senior Notes Due 2024	$247,570	$246,994

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	December 31,
	2020	2019
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,468)	(1,915)
Net unamortized deferred financing costs	(778)	(1,040)
Senior Notes Due 2023	$247,754	$247,045

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

The combined aggregate principal maturities of the Company’s unsecured senior notes payable during the next five years and thereafter are as follows (in thousands):

Principal Repayments
2021	$—
2022	—
2023	250,000
2024	250,000
2025	—
Thereafter	450,000
Total	$950,000

Deferred Financing Costs

The unamortized balances of deferred financing costs associated with the Company’s term loan, unsecured revolving credit facility, Senior Notes Due 2027, Senior Notes Due 2026, Senior Notes Due 2024, Senior Notes Due 2023, and mortgage notes payable included as a direct reduction from the carrying amount of the related debt instrument in the consolidated balance sheets as of December 31, 2020 that will be charged to future operations during the next five years and thereafter are as follows (in thousands):

Financing Costs
2021	$2,025
2022	2,022
2023	2,008
2024	983
2025	300
Thereafter	404
$7,742

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. As a result of the COVID-19 pandemic’s impact on the Company’s business, the Operating Partnership entered into temporary waiver amendments for one of the covenants contained in its debt agreements. The amendments adjusted the criteria for properties eligible to be included in the unencumbered asset pool used for purposes of calculating the consolidated unencumbered leverage ratio. Following such amendments the Operating Partnership is in compliance with all financial covenants in its debt agreements. The temporary waiver period expires subsequent to March 31, 2021.

6.  Preferred Stock of ROIC

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors.  As of December 31, 2020 and December 31, 2019, there were no shares of preferred stock outstanding.

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

During the year ended December 31, 2020, ROIC did not sell any shares under the Sales Agreement.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the year ended December 31, 2020, the Company repurchased 673,868 shares of common stock under this program with a principal amount of approximately $8.8 million.

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

Restricted Stock

During the year ended December 31, 2020, ROIC awarded 566,350 shares of restricted common stock under the Equity Incentive Plan, of which 192,238 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2023.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2020, and changes during the year ended December 31, 2020 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2019	954,797	$16.55
Granted	566,350	$17.21
Vested	(372,061)	$18.59
Forfeited	(100,316)	$14.32
Non-vested as of December 31, 2020	1,048,770	$16.39

As of December 31, 2020, there remained a total of approximately $8.3 million of unrecognized restricted stock compensation related to outstanding non-vested restricted stock grants awarded under the Equity Incentive Plan.  Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.8 years (irrespective of achievement of the performance conditions). The total fair value of restricted stock that vested during the years ended December 31, 2020, 2019 and 2018 was $6.6 million, $5.8 million and $5.5 million, respectively.

LTIP Units

As of December 31, 2020, there remained a total of approximately $1.0 million of unrecognized compensation expense related to outstanding non-vested LTIP Units awarded under the Equity Incentive Plan.  LTIP Unit compensation expense is expected to be expensed over a remaining weighted average period of 1.0 year.

Stock Based Compensation Expense

For the years ended December 31, 2020, 2019 and 2018, the amounts charged to expense for all stock based compensation totaled approximately $8.9 million, $8.6 million and $7.4 million, respectively.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Code.  Under the 401K Plan, the Company made matching contributions on behalf of eligible employees.  The Company made contributions to the 401K Plan of approximately $89,000, $87,000 and $86,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

9. Capital of the Operating Partnership

As of December 31, 2020, the Operating Partnership had 127,051,238 OP Units outstanding. ROIC owned an approximate 92.9% interest in the Operating Partnership at December 31, 2020, or 118,085,155 OP Units. The remaining 8,966,083 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of December 31, 2020, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the year ended December 31, 2020, ROIC received notices of redemption for a total of 2,085,007 OP Units. ROIC elected to redeem 116,657 OP Units in cash, and accordingly, a total of approximately $2.0 million was paid during the year ended December 31, 2020 to the holder of the respective OP Units. In accordance with the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, the redemption value of the OP Units was calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding the date of receipt of the notice of redemption. ROIC elected to redeem the remaining 1,968,350 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 1,968,350 shares of ROIC common stock were issued.

The redemption value of outstanding OP Units owned by the limited partners as of December 31, 2020, not including ROIC, had such units been redeemed at December 31, 2020, was approximately $119.7 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding December 31, 2020, which amounted to $13.35 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and revolving credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at December 31, 2020 was approximately $245.6 million and $194.7 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at December 31, 2020 was approximately $264.0 million and $269.1 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $86.2 million with a weighted average interest rate of 3.8% as of December 31, 2020. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s current interest rate swaps as of December 31, 2020 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2020:
Liabilities
Derivative financial instruments	$—	$(9,511)	$—	$(9,511)

December 31, 2019:
Liabilities
Derivative financial instruments	$—	$(3,865)	$—	$(3,865)

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $5.8 million will be reclassified as a non-cash increase to interest expense related to the Company’s four outstanding swap arrangements and its previously cash-settled swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2020 and December 31, 2019, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	December 31, 2020 Fair Value	December 31, 2019 Fair Value
Interest rate products	Other liabilities	$(9,511)	$(3,865)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2020, 2019, and 2018, respectively (in thousands):

	Year Ended December 31,
	2020	2019	2018
Amount of (loss) gain recognized in OCI on derivatives	$(9,925)	$(7,348)	$1,648
Amount of loss (gain) reclassified from AOCI into interest	$4,572	$(345)	$57

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of December 31, 2020, the Company’s weighted average remaining lease term is approximately 37.0 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $1.7 million, $1.6 million, and $1.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum annual lease payments under operating leases to the lease liability as of December 31, 2020 (in thousands):

Operating Leases
2021	$1,282
2022	1,304
2023	1,330
2024	1,335
2025	1,341
Thereafter	31,263
Total undiscounted future minimum lease payments	37,855
Future minimum lease payments, discount	(20,550)
Lease liability	$17,305

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

Legal Settlement

During the year ended December 31, 2019, the Company settled an ongoing lawsuit for approximately $1.4 million and accordingly, recorded a $950,000 charge to Other expense in the accompanying consolidated statements of operations and comprehensive income during the year ended December 31, 2019. There were no such settlements during the year ended December 31, 2020.

13.  Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space.  For the years ended December 31, 2020, 2019, and 2018, the Company incurred approximately $84,000, $84,000 and $74,000, respectively, of expenses relating to the agreements which were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

14.  Subsequent Events

On February 23, 2021, the Company’s board of directors declared a cash dividend on its common stock of $0.11 per share, payable on April 9, 2021 to holders of record on March 26, 2021.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

Paramount Plaza, CA	$—	$6,347	$10,274	$629	$1,907	$6,976	$12,181	$19,157	$4,299	12/22/2009
Santa Ana Downtown Plaza, CA	—	7,895	9,890	—	3,994	7,895	13,884	21,779	4,237	1/26/2010
Meridian Valley Plaza, WA	—	1,881	4,795	—	1,951	1,881	6,746	8,627	2,395	2/1/2010
The Market at Lake Stevens, WA	—	3,087	12,397	—	379	3,087	12,776	15,863	4,172	3/16/2010
Pleasant Hill Marketplace, CA	—	6,359	6,927	—	1,592	6,359	8,519	14,878	3,133	4/8/2010
Happy Valley Town Center, OR	—	11,678	27,011	—	5,132	11,678	32,143	43,821	9,787	7/14/2010
Cascade Summit Town Square, OR	—	8,853	7,732	—	(264)	8,853	7,468	16,321	2,524	8/20/2010
Heritage Market Center, WA	—	6,595	17,399	—	854	6,595	18,253	24,848	5,343	9/23/2010
Claremont Promenade, CA	—	5,975	1,019	183	4,210	6,158	5,229	11,387	2,956	9/23/2010
Sycamore Creek, CA	—	3,747	11,584	—	422	3,747	12,006	15,753	4,278	9/30/2010
Gateway Village, CA	—	5,917	27,298	—	1,209	5,917	28,507	34,424	8,228	12/16/2010
Division Crossing, OR	—	3,706	8,327	4	5,663	3,710	13,990	17,700	5,156	12/22/2010
Halsey Crossing, OR (2)	—	—	7,773	—	7,695	—	15,468	15,468	4,398	12/22/2010
Marketplace Del Rio,CA	—	13,420	22,251	9	3,814	13,429	26,065	39,494	8,035	1/3/2011
Pinole Vista Shopping Center, CA	—	12,894	35,689	—	7,865	12,894	43,554	56,448	8,979	1/6/2011 / 8/27/2018
Desert Springs Marketplace, CA	—	8,517	18,761	443	5,897	8,960	24,658	33,618	6,704	2/17/2011
Mills Shopping Center, CA	—	4,084	16,833	—	10,884	4,084	27,717	31,801	10,277	2/17/2011
Renaissance Towne Centre, CA	—	8,640	13,848	—	2,386	8,640	16,234	24,874	4,211	8/3/2011
Country Club Gate Center, CA	—	6,487	17,341	—	517	6,487	17,858	24,345	4,898	7/8/2011
Canyon Park Shopping Center, WA	—	9,352	15,916	—	9,013	9,352	24,929	34,281	7,665	7/29/2011
Hawks Prairie Shopping Center, WA	—	5,334	20,694	—	2,109	5,334	22,803	28,137	6,237	9/8/2011
The Kress Building, WA	—	5,693	20,866	—	5,091	5,693	25,957	31,650	8,001	9/30/2011
Hillsboro Market Center, OR (2)	—	—	17,553	—	4,668	—	22,221	22,221	6,008	11/23/2011
Gateway Shopping Center, WA (2)	—	6,242	23,462	—	732	6,242	24,194	30,436	6,038	2/16/2012
Euclid Plaza, CA	—	7,407	7,753	—	2,933	7,407	10,686	18,093	3,637	3/28/2012
Green Valley Station, CA	—	1,685	8,999	18	869	1,703	9,868	11,571	3,070	4/2/2012
Aurora Square, WA	—	10,325	13,336	—	3,978	10,325	17,314	27,639	3,340	5/3/2012 / 5/22/2014
Marlin Cove Shopping Center, CA	—	8,815	6,797	—	2,127	8,815	8,924	17,739	3,038	5/4/2012
Seabridge Marketplace, CA	—	5,098	17,164	—	3,577	5,098	20,741	25,839	5,199	5/31/2012
The Village at Novato, CA	—	5,329	4,412	—	2,215	5,329	6,627	11,956	1,269	7/24/2012
Glendora Shopping Center, CA	—	5,847	8,758	—	121	5,847	8,879	14,726	2,565	8/1/2012
Wilsonville Old Town Square, OR	—	4,181	15,394	—	2,221	4,181	17,615	21,796	4,039	8/1/2012

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

Bay Plaza, CA	—	5,454	14,857	75	1,138	5,529	15,995	21,524	3,863	10/5/2012
Santa Teresa Village, CA	—	14,965	17,162	—	8,593	14,965	25,755	40,720	6,371	11/8/2012
Cypress Center West, CA	—	15,480	11,819	125	1,649	15,605	13,468	29,073	3,694	12/7/2012
Redondo Beach Plaza, CA	—	16,242	13,625	82	462	16,324	14,087	30,411	3,549	12/28/2012
Harbor Place Center, CA	—	16,506	10,527	—	973	16,506	11,500	28,006	2,623	12/28/2012
Diamond Bar Town Center, CA	—	9,540	16,795	—	3,603	9,540	20,398	29,938	6,166	2/1/2013
Bernardo Heights Plaza, CA	—	3,192	8,940	—	798	3,192	9,738	12,930	2,571	2/6/2013
Canyon Crossing, WA	—	7,941	24,659	—	2,538	7,941	27,197	35,138	7,392	4/15/2013
Diamond Hills Plaza, CA	35,500	15,458	29,353	—	2,156	15,458	31,509	46,967	6,623	4/22/2013
Granada Shopping Center, CA	—	3,673	13,459	—	824	3,673	14,283	17,956	2,690	6/27/2013
Hawthorne Crossings, CA	—	10,383	29,277	—	62	10,383	29,339	39,722	6,384	6/27/2013
Robinwood Shopping Center, OR	—	3,997	11,317	18	934	4,015	12,251	16,266	2,981	8/23/2013
5 Points Plaza, CA	—	17,920	36,965	—	4,059	17,920	41,024	58,944	8,929	9/27/2013
Crossroads Shopping Center, WA	—	68,366	67,756	—	22,413	68,366	90,169	158,535	20,940	9/27/2013
Peninsula Marketplace, CA	—	14,730	19,214	—	1,991	14,730	21,205	35,935	4,936	11/1/2013
Country Club Village, CA	—	9,986	26,579	—	959	9,986	27,538	37,524	5,873	11/26/2013
Plaza de la Canada, CA (2)	—	10,351	24,819	—	1,324	10,351	26,143	36,494	5,445	12/13/2013
Tigard Marketplace, OR	—	13,587	9,603	—	707	13,587	10,310	23,897	3,017	2/18/2014
Creekside Plaza, CA	—	14,807	29,476	—	3,715	14,807	33,191	47,998	6,835	2/28/2014
North Park Plaza, CA	—	13,593	17,733	—	2,822	13,593	20,555	34,148	3,646	4/30/2014
Fallbrook Shopping Center, CA (2)	—	21,232	186,197	83	8,547	21,315	194,744	216,059	37,600	6/13/2014
Moorpark Town Center, CA	—	7,063	19,694	—	1,239	7,063	20,933	27,996	4,973	12/4/2014
Mission Foothill Marketplace Pads, CA	—	3,996	11,051	—	397	3,996	11,448	15,444	1,760	12/4/2014
Wilsonville Town Center, OR	—	10,334	27,101	—	805	10,334	27,906	38,240	5,490	12/11/2014
Park Oaks Shopping Center, CA	—	8,527	38,064	—	564	8,527	38,628	47,155	7,134	1/6/2015
Ontario Plaza, CA	—	9,825	26,635	—	1,441	9,825	28,076	37,901	5,616	1/6/2015
Winston Manor, CA	—	10,018	9,762	—	1,913	10,018	11,675	21,693	2,515	1/7/2015
Jackson Square, CA	—	6,886	24,558	—	1,145	6,886	25,703	32,589	4,530	7/1/2015
Tigard Promenade, OR	—	9,844	10,843	—	236	9,844	11,079	20,923	1,862	7/28/2015
Sunnyside Village Square, OR	—	4,428	13,324	—	3,003	4,428	16,327	20,755	3,388	7/28/2015
Gateway Centre, CA	—	16,275	28,308	—	4,137	16,275	32,445	48,720	5,100	9/1/2015
Johnson Creek Center, OR	—	9,009	22,534	—	1,386	9,009	23,920	32,929	4,182	11/9/2015
Iron Horse Plaza, CA	—	8,187	39,654	11	2,638	8,198	42,292	50,490	6,162	12/4/2015
Bellevue Marketplace, WA	—	10,488	39,119	—	10,360	10,488	49,479	59,967	7,186	12/10/2015
Four Corner Square, WA	—	9,926	31,415	35	528	9,961	31,943	41,904	5,149	12/21/2015
Warner Plaza, CA	—	16,104	60,188	—	9,825	16,104	70,013	86,117	10,642	12/31/2015
Magnolia Shopping Center, CA	—	12,501	27,040	9	1,998	12,510	29,038	41,548	4,680	3/10/2016

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

Casitas Plaza Shopping Center, CA	6,835	10,734	22,040	—	1,448	10,734	23,488	34,222	3,417	3/10/2016
Bouquet Center, CA	—	10,040	48,362	8	707	10,048	49,069	59,117	6,890	4/28/2016
North Ranch Shopping Center, CA	—	31,522	95,916	—	1,982	31,522	97,898	129,420	12,338	6/1/2016
Monterey Center, CA (2)	—	1,073	10,609	—	619	1,073	11,228	12,301	1,436	7/14/2016
Rose City Center, OR (2)	—	3,637	10,301	—	(79)	3,637	10,222	13,859	1,284	9/15/2016
The Knolls, CA	—	9,726	18,299	—	21	9,726	18,320	28,046	2,389	10/3/2016
Bridle Trails Shopping Center, WA	—	11,534	20,700	—	9,337	11,534	30,037	41,571	3,699	10/17/2016
Torrey Hills Corporate Center, CA	—	5,579	3,915	—	2,453	5,579	6,368	11,947	1,945	12/6/2016
PCC Community Markets Plaza, WA	—	1,856	6,914	—	7	1,856	6,921	8,777	883	1/25/2017
The Terraces, CA	—	18,378	37,103	—	1,506	18,378	38,609	56,987	4,526	3/17/2017
Santa Rosa Southside Shopping Center, CA	—	5,595	24,453	—	7,061	5,595	31,514	37,109	2,804	3/24/2017
Division Center, OR	—	6,917	26,098	—	2,324	6,917	28,422	35,339	3,337	4/5/2017
Highland Hill Shopping Center, WA	—	10,511	37,825	46	251	10,557	38,076	48,633	4,241	5/9/2017
Monta Loma Plaza, CA	—	18,226	11,113	—	118	18,226	11,231	29,457	1,123	9/19/2017
Fullerton Crossroads, CA	26,000	28,512	45,419	—	531	28,512	45,950	74,462	4,655	10/11/2017
Riverstone Marketplace, WA	17,245	5,113	27,594	—	571	5,113	28,165	33,278	2,723	10/11/2017
North Lynnwood Shopping Center, WA	—	4,955	10,335	11	2,753	4,966	13,088	18,054	1,007	10/19/2017
The Village at Nellie Gail Ranch, CA	—	22,730	22,578	—	1,680	22,730	24,258	46,988	2,332	11/30/2017
Stadium Center, WA	—	1,699	17,229	35	76	1,734	17,305	19,039	1,328	2/23/2018
King City Plaza, OR	—	5,161	10,072	—	60	5,161	10,132	15,293	901	5/18/2018
Summerwalk Village, WA	—	4,312	7,567	34	1,494	4,346	9,061	13,407	294	12/13/2019
	$85,580	$880,014	$2,022,117	$1,858	$252,563	$881,872	$2,274,680	$3,156,552	$460,165

a.RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES (in thousands)

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period:	$3,131,841	$3,160,472	$3,109,397
Property improvements during the year	38,913	37,985	40,300
Properties acquired during the year	—	11,601	43,387
Properties sold during the year	—	(69,056)	(24,427)
Assets written off during the year	(14,202)	(9,161)	(8,185)
Balance at end of period:	$3,156,552	$3,131,841	$3,160,472

b.RECONCILIATION OF ACCUMULATED DEPRECIATION (in thousands)

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period:	$390,916	$329,207	$260,115
Depreciation expenses	83,774	82,419	81,107
Properties sold during the year	—	(10,775)	(3,551)
Property assets fully depreciated and written off	(14,525)	(9,935)	(8,464)
Balance at end of period:	$460,165	$390,916	$329,207

(1)Depreciation and investments in building and improvements reflected in the consolidated statements of operations is calculated over the estimated useful life of the assets as follows:

Building:  39-40 years
Property Improvements:  10-20 years

(2)Property, or a portion thereof, is subject to a ground lease.

(3)The aggregate cost for Federal Income Tax Purposes for real estate was approximately $2.9 billion at December 31, 2020.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2020
(in thousands)

a.RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE (in thousands)

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period:	$13,000	$—	$—
Mortgage loans acquired during the current period	—	13,250	—
Repayments on mortgage note receivable	(8,041)	(250)	—
Balance at end of period:	$4,959	$13,000	$—

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

During the year ended December 31, 2020, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the year ended December 31, 2020, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Corp.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of ROIC’s management, including the Chief Executive Officer and Chief Financial Officer, ROIC conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 57 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Partnership, LP)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of ROIC, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2020.

Item 11.  Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2020.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2020.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2020.

Item 14.  Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2020.

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

4.7	Description of Securities (21)

10.1	2009 Equity Incentive Plan (1)

10.2	Amended and Restated 2009 Equity Incentive Plan (19)

10.3	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan and Amended and Restated 2009 Equity Incentive Plan (1)

10.4	Form of Option Award Agreement under 2009 Equity Incentive Plan and Amended and Restated 2009 Equity Incentive Plan (1)

10.5	Letter Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of April 2, 2012 (3)

10.6	Letter Agreement, by and between Retail Opportunity Investments Corp. and Laurie Sneve, dated as of October 24, 2012 (4)

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

10.20	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holder named therein, dated as of March 10, 2016 (11)

10.21	Employment Agreement, dated as of March 21, 2017, by and between the Company and Stuart A. Tanz (13)

10.22	Employment Agreement, dated as of March 21, 2017, by and between the Company and Richard K. Schoebel (13)

10.23	Employment Agreement, dated as of March 21, 2017, by and between the Company and Michael B. Haines (13)

10.24
First Amended and Restated Term Loan Agreement, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, BMO Capital Markets and Regions Bank, as Co-Syndication Agents, Capital One, National Association, as Documentation Agent, and the other lenders party thereto, dated as of September 8, 2017 (15)

10.25
First Amendment to First Amended and Restated Term Loan Agreement, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, BMO Capital Markets and Regions Bank, as Co-Syndication Agents, Capital One, National Association, as Documentation Agent, and the other lenders party thereto, dated as of December 20, 2019 (20)

10.26
Second Amendment to First Amended and Restated Term Loan Agreement, dated as of July 29, 2020, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, and the other lenders party thereto (23)

10.27
Second Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, PNC Bank National Association and U.S. Bank National Association, as Co-Syndication Agents and the other lenders party thereto, dated as of September 8, 2017 (15)

10.28
First Amendment to Second Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, PNC Bank National Association and U.S. Bank National Association, as Co-Syndication Agents and the other lenders party thereto, dated as of December 20, 2019 (20)

10.29
Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 29, 2020, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, and the other lenders party thereto (23)

10.30
Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (12)

10.31
First Amendment, dated as of September 8, 2017 to the Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (17)

10.32
Third Amendment, dated as of July 29, 2020 to the Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (23)

10.33	Note Purchase Agreement, dated as of November 10, 2017, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and the purchasers named therein (18)

10.34
First Amendment, dated as of July 29, 2020 to the Note Purchase Agreement, dated as of November 10, 2017, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (23)

10.35	Sales Agreement, dated February 20, 2020, by and among the Company, the Operating Partnership, the Agents and the Forward Purchasers (22)

21.1*	List of Subsidiaries of Retail Opportunity Investments Corp.

23.1*	Consent of Ernst & Young LLP for Retail Opportunity Investments Corp.

23.2*	Consent of Ernst & Young LLP for Retail Opportunity Investments Partnership, LP

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certifications pursuant to Section 1350

101 SCH	Inline XBRL Taxonomy Extension Schema Document

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	Inline Taxonomy Extension Definition Linkbase Document

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (and contained in Exhibit 101)
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
(21)Incorporated by reference to the Company’s annual report on Form 10-K filed on February 19, 2020.
(22)Incorporated by reference to the Company’s current report on Form 8-K filed on February 21, 2020.
(23)Incorporated by reference to the Company’s current report on Form 8-K filed on August 4, 2020.
* Filed herewith.
** Furnished with this report.
+ Unless otherwise noted, all exhibits have File No. 001-33479.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: February 24, 2021	By: /s/ Stuart A. Tanz
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

Date: February 24, 2021	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 24, 2021	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 24, 2021	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 24, 2021	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 24, 2021	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 24, 2021	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 24, 2021	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 24, 2021	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 24, 2021	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 24, 2021	/s/ Eric S. Zorn
Eric S. Zorn
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner Registrant
Date: February 24, 2021	By: /s/ Stuart A. Tanz
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

Date: February 24, 2021	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 24, 2021	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 24, 2021	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 24, 2021	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 24, 2021	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 24, 2021	/s/ Edward H. Meyer
Edward H. Meyer
Director

Date: February 24, 2021	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 24, 2021	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 24, 2021	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 24, 2021	/s/ Eric S. Zorn
Eric S. Zorn
Director