Form 10-Q
period 2021-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2021-04-28
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 118,777,713 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of April 23, 2021.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2021 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of March 31, 2021, ROIC owned an approximate 93.0% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Real Estate Investments:
Land	$881,914	$881,872
Building and improvements	2,275,816	2,274,680
	3,157,730	3,156,552
Less: accumulated depreciation	474,801	460,165
	2,682,929	2,696,387
Mortgage note receivable	4,939	4,959
Real Estate Investments, net	2,687,868	2,701,346
Cash and cash equivalents	4,843	4,822
Restricted cash	2,149	1,814
Tenant and other receivables, net	59,269	58,756
Acquired lease intangible assets, net	48,340	50,110
Prepaid expenses	3,305	4,811
Deferred charges, net	21,928	22,893
Other assets	17,069	17,296
Total assets	$2,844,771	$2,861,848

LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,615	$298,524
Credit facility	11,458	45,238
Senior Notes	944,045	943,655
Mortgage notes payable	86,247	86,509
Acquired lease intangible liabilities, net	123,056	125,796
Accounts payable and accrued expenses	42,497	17,687
Tenants’ security deposits	6,781	6,854
Other liabilities	44,882	46,426
Total liabilities	1,557,581	1,570,689

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 118,577,713 and 118,085,155 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	12	12
Additional paid-in capital	1,499,420	1,497,662
Dividends in excess of earnings	(294,983)	(289,309)
Accumulated other comprehensive loss	(7,358)	(8,812)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,197,091	1,199,553
Non-controlling interests	90,099	91,606
Total equity	1,287,190	1,291,159
Total liabilities and equity	$2,844,771	$2,861,848
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenue	$68,904	$74,197
Other income	283	675
Total revenues	69,187	74,872

Operating expenses
Property operating	10,559	10,604
Property taxes	8,606	7,989
Depreciation and amortization	23,040	24,278
General and administrative expenses	4,375	3,944
Other expense	153	64
Total operating expenses	46,733	46,879

Operating income	22,454	27,993

Non-operating expenses
Interest expense and other finance expenses	(14,480)	(14,857)
Net income	7,974	13,136
Net income attributable to non-controlling interests	(559)	(1,134)
Net Income Attributable to Retail Opportunity Investments Corp.	$7,415	$12,002

Earnings per share – basic and diluted	$0.06	$0.10

Dividends per common share	$0.11	$0.20

Comprehensive income:
Net income	$7,974	$13,136
Other comprehensive income (loss):
Unrealized swap derivative gain (loss) arising during the period	76	(9,055)
Reclassification adjustment for amortization of interest expense included in net income	1,497	338
Other comprehensive income (loss):	1,573	(8,717)
Comprehensive income	9,547	4,419
Comprehensive income attributable to non-controlling interests	(678)	(1,134)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$8,869	$3,285

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2020	118,085,155	12	$1,497,662	$(289,309)	$(8,812)	$91,606	$1,291,159
Shares issued under the Equity Incentive Plan	535,819	—	428	—	—	—	428
Shares withheld for employee taxes	(142,247)	—	(1,905)	—	—	—	(1,905)
Stock based compensation expense	—	—	1,809	—	—	254	2,063
Redemption of OP Units	98,986	—	1,439	—	—	(1,439)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	2	—	—	(2)	—
Registration expenditures	—	—	(15)	—	—	—	(15)
Cash dividends ($0.11 per share)	—	—	—	(13,041)	—	(978)	(14,019)
Dividends payable to officers	—	—	—	(48)	—	(20)	(68)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	7,415	—	—	7,415
Net income attributable to non-controlling interests	—	—	—	—	—	559	559
Other comprehensive gain	—	—	—	—	1,454	119	1,573
Balance at March 31, 2021	118,577,713	$12	$1,499,420	$(294,983)	$(7,358)	$90,099	$1,287,190

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2019	116,496,016	$12	$1,481,466	$(297,998)	$(4,132)	$112,480	$1,291,828
Shares issued under the Equity Incentive Plan	428,170	—	—	—	—	—	—
Shares withheld for employee taxes	(128,614)	—	(2,272)	—	—	—	(2,272)
Cancellation of restricted stock	(1,000)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,636	—	—	220	1,856
Cash redemption for non-controlling interests	—	—	—	—	—	(1,999)	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	652	—	—	(652)	—
Repurchase of common stock	(673,868)	—	(8,846)	—	—	—	(8,846)
Registration expenditures	—	—	(90)	—	—	—	(90)
Cash dividends ($0.20 per share)	—	—	—	(23,273)	—	(2,187)	(25,460)
Dividends payable to officers	—	—	—	(56)	—	(33)	(89)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	12,002	—	—	12,002
Net income attributable to non-controlling interests	—	—	—	—	—	1,134	1,134
Other comprehensive loss	—	—	—	—	(8,717)	—	(8,717)
Balance at March 31, 2020	116,120,704	$12	$1,472,546	$(309,325)	$(12,849)	$108,963	$1,259,347

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,974	$13,136
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,040	24,278
Amortization of deferred financing costs and mortgage premiums, net	591	526
Straight-line rent adjustment	(18)	89
Amortization of above and below market rent	(2,232)	(5,478)
Amortization relating to stock based compensation	2,063	1,856
Provisions for tenant credit losses	1,578	715
Other noncash interest expense	73	73
Change in operating assets and liabilities:
Tenant and other receivables	(2,160)	(2,399)
Prepaid expenses	1,506	103
Accounts payable and accrued expenses	11,439	10,455
Other assets and liabilities, net	(304)	(2,647)
Net cash provided by operating activities	43,550	40,707
CASH FLOWS FROM INVESTING ACTIVITIES
Improvements to properties	(7,465)	(11,555)
Proceeds on repayment of mortgage note receivable	20	—
Net cash used in investing activities	(7,445)	(11,555)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(152)	(142)
Proceeds from draws on credit facility	—	80,000
Payments on credit facility	(34,000)	(10,500)
Redemption of OP Units	—	(1,999)
Distributions to OP Unitholders	—	(2,187)
Deferred financing and other costs	—	(5)
Repurchase of common stock	—	(8,846)
Registration expenditures	(15)	(333)
Dividends paid to common shareholders	(105)	(23,398)
Common shares issued under the Equity Incentive Plan	428	—
Shares withheld for employee taxes	(1,905)	(2,272)
Net cash (used in) provided by financing activities	(35,749)	30,318
Net increase in cash, cash equivalents and restricted cash	356	59,470
Cash, cash equivalents and restricted cash at beginning of period	6,636	5,458
Cash, cash equivalents and restricted cash at end of period	$6,992	$64,928

Other non-cash investing and financing activities increase (decrease):
Interest rate swap liabilities	$(1,499)	$8,791
Accrued real estate improvement costs	$4,707	$3,881
Equity redemption of OP Units	$1,439	$—
Dividends and distributions payable	$14,318	$363
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$4,843	$63,077
Restricted cash	2,149	1,851
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$6,992	$64,928

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	March 31, 2021 (unaudited)	December 31, 2020
ASSETS
Real Estate Investments:
Land	$881,914	$881,872
Building and improvements	2,275,816	2,274,680
	3,157,730	3,156,552
Less: accumulated depreciation	474,801	460,165
	2,682,929	2,696,387
Mortgage note receivable	4,939	4,959
Real Estate Investments, net	2,687,868	2,701,346
Cash and cash equivalents	4,843	4,822
Restricted cash	2,149	1,814
Tenant and other receivables, net	59,269	58,756
Acquired lease intangible assets, net	48,340	50,110
Prepaid expenses	3,305	4,811
Deferred charges, net	21,928	22,893
Other assets	17,069	17,296
Total assets	$2,844,771	$2,861,848

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,615	$298,524
Credit facility	11,458	45,238
Senior Notes	944,045	943,655
Mortgage notes payable	86,247	86,509
Acquired lease intangible liabilities, net	123,056	125,796
Accounts payable and accrued expenses	42,497	17,687
Tenants’ security deposits	6,781	6,854
Other liabilities	44,882	46,426
Total liabilities	1,557,581	1,570,689

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,204,449	1,208,365
Limited partners’ capital	90,653	92,279
Accumulated other comprehensive loss	(7,912)	(9,485)
Total capital	1,287,190	1,291,159
Total liabilities and capital	$2,844,771	$2,861,848

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental revenue	$68,904	$74,197
Other income	283	675
Total revenues	69,187	74,872

Operating expenses
Property operating	10,559	10,604
Property taxes	8,606	7,989
Depreciation and amortization	23,040	24,278
General and administrative expenses	4,375	3,944
Other expense	153	64
Total operating expenses	46,733	46,879

Operating income	22,454	27,993

Non-operating expenses
Interest expense and other finance expenses	(14,480)	(14,857)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$7,974	$13,136

Earnings per unit - basic and diluted	$0.06	$0.10

Distributions per unit	$0.11	$0.20

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$7,974	$13,136
Other comprehensive income (loss):
Unrealized swap derivative gain (loss) arising during the period	76	(9,055)
Reclassification adjustment for amortization of interest expense included in net income	1,497	338
Other comprehensive income (loss):	1,573	(8,717)
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$9,547	$4,419

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital (continued)
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive loss
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2020	8,966,083	$92,279	118,085,155	$1,208,365	$(9,485)	$1,291,159
OP Units issued under the Equity Incentive Plan	—	—	535,819	428	—	428
OP Units withheld for employee taxes	—	—	(142,247)	(1,905)	—	(1,905)
Stock based compensation expense	—	254	—	1,809	—	2,063
Equity redemption of OP Units	(98,986)	(1,439)	98,986	1,439	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	(2)	—	2	—	—
Registration expenditures	—	—	—	(15)	—	(15)
Cash distributions ($0.11 per unit)	—	(978)	—	(13,041)	—	(14,019)
Distributions payable to officers	—	(20)	—	(48)	—	(68)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	559	—	7,415	—	7,974
Other comprehensive income	—	—	—	—	1,573	1,573
Balance at March 31, 2021	8,867,097	$90,653	118,577,713	$1,204,449	$(7,912)	$1,287,190

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive loss
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2019	11,051,090	$112,480	116,496,016	$1,183,480	$(4,132)	$1,291,828
OP Units issued under the Equity Incentive Plan	—	—	428,170	—	—	—
OP Units withheld for employee taxes	—	—	(128,614)	(2,272)	—	(2,272)
Cancellation of OP Units	—	—	(1,000)	—	—	—
Stock based compensation expense	—	220	—	1,636	—	1,856
Cash redemption of OP Units	(116,657)	(1,999)	—	—	—	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	(652)	—	652	—	—
Repurchase of OP Units	—	—	(673,868)	(8,846)	—	(8,846)
Registration expenditures	—	—	—	(90)	—	(90)
Cash distributions ($0.20 per unit)	—	(2,187)	—	(23,273)	—	(25,460)
Distributions payable to officers	—	(33)	—	(56)	—	(89)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,134	—	12,002	—	13,136
Other comprehensive loss	—	—	—	—	(8,717)	(8,717)
Balance at March 31, 2020	10,934,433	$108,963	116,120,704	$1,163,233	$(12,849)	$1,259,347
 _________________________________
1.Consists of limited partnership interests held by third parties.
2.Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,974	$13,136
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,040	24,278
Amortization of deferred financing costs and mortgage premiums, net	591	526
Straight-line rent adjustment	(18)	89
Amortization of above and below market rent	(2,232)	(5,478)
Amortization relating to stock based compensation	2,063	1,856
Provisions for tenant credit losses	1,578	715
Other noncash interest expense	73	73
Change in operating assets and liabilities:
Tenant and other receivables	(2,160)	(2,399)
Prepaid expenses	1,506	103
Accounts payable and accrued expenses	11,439	10,455
Other assets and liabilities, net	(304)	(2,647)
Net cash provided by operating activities	43,550	40,707
CASH FLOWS FROM INVESTING ACTIVITIES
Improvements to properties	(7,465)	(11,555)
Proceeds on repayment of mortgage note receivable	20	—
Net cash used in investing activities	(7,445)	(11,555)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(152)	(142)
Proceeds from draws on credit facility	—	80,000
Payments on credit facility	(34,000)	(10,500)
Redemption of OP Units	—	(1,999)
Deferred financing and other costs	—	(5)
Repurchase of OP Units	—	(8,846)
Registration expenditures	(15)	(333)
Distributions to OP Unitholders	(105)	(25,585)
Issuance of OP Units under the Equity Incentive Plan	428	—
OP Units withheld for employee taxes	(1,905)	(2,272)
Net cash (used in) provided by financing activities	(35,749)	30,318
Net increase in cash, cash equivalents and restricted cash	356	59,470
Cash, cash equivalents and restricted cash at beginning of period	6,636	5,458
Cash, cash equivalents and restricted cash at end of period	$6,992	$64,928

Other non-cash investing and financing activities increase (decrease):
Interest rate swap liabilities	$(1,499)	$8,791
Accrued real estate improvement costs	$4,707	$3,881
Equity redemption of OP Units	$1,439	$—
Distributions payable	$14,318	$363

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$4,843	$63,077
Restricted cash	2,149	1,851
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$6,992	$64,928

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

Impact of COVID-19

On March 11, 2020, the novel coronavirus (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world. The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel, restrictions on gatherings and social distancing practices. These containment measures, which in certain states and counties were relaxed or lifted for a period of time and subsequently reimposed, and then relaxed again, are affecting the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, grocery stores, pharmacies and retail stores are generally permitted to remain open and operational (with capacity limitations in the case of certain retail stores), restaurants in certain states, such as California, Washington, and Oregon have been generally limited to take-out and delivery services and outdoor-dining only or subject to capacity limitations when indoor dining has been permitted, and bars, movie theaters, gyms and salons in certain states and counties have been generally forced to close indoor operations for periods of time. As vaccines continue to be administered throughout the United States, certain states have taken steps to reopen their economies by eliminating or relaxing many or all of these restrictions, or announced their intention to do so. For example, the state of California has announced plans to reopen its economy by June 15, 2021, subject to the achievement of certain vaccination and hospitalization rates and other measures. However, the pandemic continues to evolve and, accordingly, there remains uncertainty as to the time, date and extent to which restrictions will be relaxed or lifted in the markets in which the Company’s properties are located, whether restrictions that have been relaxed or lifted will be reimposed, or when or if customers will re-engage with tenants as they have in the past.

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04 “Reference Rate Reform (Topic 848).” ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the quarter ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of March 31, 2021, the statute of limitations for the tax years 2016 through and including 2019 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the three months ended March 31, 2021 and 2020, capitalized costs related to the improvement or replacement of real estate properties were approximately $6.9 million and $12.5 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three months ended March 31, 2021 or 2020.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. As discussed above, as a result of the COVID-19 pandemic, certain of the Company’s tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Accordingly, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2021 or December 31, 2020.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The allowance for doubtful accounts at March 31, 2021 and December 31, 2020 was approximately $20.1 million and $18.6 million, respectively.

During the three months ended March 31, 2021, the Company continued to experience a higher rate than normal of projected uncollectible rental revenue driven by changes in expectations of collectability for certain tenants given the impact of the COVID-19 pandemic to such tenants. Additionally, certain tenants experiencing economic difficulties during this pandemic have sought and may continue to seek current and future rent relief, which may be provided in the form of rent deferrals, rent abatements or other possible agreements. Under ASC 842, “Leases,” subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Due to the number of lease contracts that would require analysis to determine, on a lease by lease basis, whether such a concession is required to be accounted for as a lease modification, the FASB staff provided clarity as to an acceptable approach to accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff provided guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed in the existing lease contract, as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee, thereby not requiring entities to apply lease modification guidance to those contracts. The Company has elected to not account for such COVID-19 concessions as lease modifications. Since the onset of the COVID-19 pandemic, the Company has entered into lease concessions that deferred approximately $8.6 million of contractual amounts billed. As of March 31, 2021, approximately $2.5 million of such deferral amounts have been rebilled, of which approximately $1.9 million, or approximately 79.1%, has been collected. The Company has evaluated and continues to evaluate rent relief requests on a case-by-case basis. Not all tenant requests have resulted or will ultimately result in concession agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

For the three months ended March 31, 2021 and 2020, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units outstanding under the Equity Incentive Plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$7,974	$13,136
Less income attributable to non-controlling interests	(559)	(1,134)
Less earnings allocated to unvested shares	(77)	(127)
Net income available for common stockholders, basic	$7,338	$11,875
Numerator:
Net income	$7,974	$13,136
Less earnings allocated to unvested shares	(77)	(127)
Net income available for common stockholders, diluted	$7,897	$13,009
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	117,740,165	115,970,461
OP units	8,913,617	10,977,000
Performance-based restricted stock awards and LTIP Units	214,625	218,881
Stock options	5,429	14,991
Denominator for diluted EPS – weighted average common equivalent shares	126,873,836	127,181,333

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$7,974	$13,136
Less earnings allocated to unvested shares	(77)	(127)
Net income available to unitholders, basic and diluted	$7,897	$13,009
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	126,653,782	126,947,461
Performance-based restricted stock awards and LTIP Units	214,625	218,881
Stock options	5,429	14,991
Denominator for diluted earnings per unit – weighted average common equivalent units	126,873,836	127,181,333

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

Future minimum rents to be received under non-cancellable leases as of March 31, 2021 are summarized as follows (in thousands):

Minimum Rents
Remaining 2021	$149,053
2022	181,455
2023	153,512
2024	122,292
2025	96,365
Thereafter	383,320
Total minimum lease payments	$1,085,997

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2021 and December 31, 2020, respectively, were as follows (in thousands, except interest rates):

Property	Maturity Date	Interest Rate	March 31, 2021	December 31, 2020
Casitas Plaza Shopping Center	June 2022	5.320%	$6,792	$6,835
Riverstone Marketplace	July 2022	4.960%	17,136	17,245
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	35,500	35,500
			$85,428	$85,580
Mortgage premiums			993	1,113
Net unamortized deferred financing costs			(174)	(184)
Total mortgage notes payable			$86,247	$86,509

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	March 31, 2021	December 31, 2020
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,385)	(1,476)
Term loan	$298,615	$298,524

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	March 31, 2021	December 31, 2020
Credit facility	$14,000	$48,000
Net unamortized deferred financing costs	(2,542)	(2,762)
Credit facility	$11,458	$45,238

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

As of March 31, 2021, $300.0 million and $14.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three months ended March 31, 2021 was 1.1%. As discussed in Note 8 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The weighted average interest rate on the credit facility during the three months ended March 31, 2021 was 1.0%. The Company had no available borrowings under the term loan at March 31, 2021. The Company had $586.0 million available to borrow under the credit facility at March 31, 2021.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	March 31, 2021	December 31, 2020
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(1,182)	(1,226)
Senior Notes Due 2027	$248,818	$248,774

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	March 31, 2021	December 31, 2020
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(423)	(443)
Senior Notes Due 2026	$199,577	$199,557

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	March 31, 2021	December 31, 2020
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,467)	(1,557)
Net unamortized deferred financing costs	(818)	(873)
Senior Notes Due 2024	$247,715	$247,570

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	March 31, 2021	December 31, 2020
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,353)	(1,468)
Net unamortized deferred financing costs	(712)	(778)
Senior Notes Due 2023	$247,935	$247,754

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

4. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock outstanding.

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

During the three months ended March 31, 2021, ROIC did not sell any shares under the Sales Agreement.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the three months ended March 31, 2021, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the three months ended March 31, 2021, ROIC awarded 638,728 shares of restricted common stock under the Equity Incentive Plan, of which 201,726 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2024.

A summary of the status of ROIC’s non-vested restricted stock awards as of March 31, 2021, and changes during the three months ended March 31, 2021 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2020	1,048,770	$16.39
Granted	638,728	$16.38
Vested	(407,912)	$17.68
Forfeited	(120,633)	$8.31
Non-vested as of March 31, 2021	1,158,953	$16.77

LTIP Units

As of March 31, 2021, there remained 187,279 LTIP Units outstanding under the Equity Incentive Plan, issued at a weighted average grant date fair value of $16.27.

Stock Based Compensation Expense

For the three months ended March 31, 2021 and 2020, the amounts charged to expense for all stock-based compensation arrangements totaled approximately $2.1 million and $1.9 million, respectively.

7. Capital of the Operating Partnership

As of March 31, 2021, the Operating Partnership had 127,444,810 OP Units outstanding. ROIC owned an approximate 93.0% partnership interest in the Operating Partnership at March 31, 2021, or 118,577,713 OP Units. The remaining 8,867,097 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of March 31, 2021, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the three months ended March 31, 2021, ROIC received notices of redemption for a total of 98,986 OP Units. ROIC elected to redeem the 98,986 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 98,986 shares of ROIC common stock were issued.

The redemption value of outstanding OP Units owned by the limited partners as of March 31, 2021, not including ROIC, had such units been redeemed at March 31, 2021, was approximately $144.5 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding March 31, 2021, which amounted to $16.30 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and revolving credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at March 31, 2021 was approximately $246.3 million and $195.3 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at March 31, 2021 was approximately $266.0 million and $269.4 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $86.7 million with a weighted average interest rate of 3.4% as of March 31, 2021. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s current interest rate swaps as of March 31, 2021 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of March 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2021:
Liabilities
Derivative financial instruments	$—	$(8,012)	$—	$(8,012)

December 31, 2020:
Liabilities
Derivative financial instruments	$—	$(9,511)	$—	$(9,511)

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that $5.7 million will be reclassified as a non-cash increase to interest expense related to the Company’s four outstanding swap arrangements and its previously cash-settled swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2021 and December 31, 2020, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	March 31, 2021 Fair Value	December 31, 2020 Fair Value
Interest rate products	Other liabilities	$(8,012)	$(9,511)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Amount of gain (loss) recognized in OCI on derivatives	$76	$(9,055)
Amount of loss reclassified from AOCI into interest	$1,497	$338

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of March 31, 2021, the Company’s weighted average remaining lease term is approximately 36.9 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $375,000 and $428,000 for the three months ended March 31, 2021 and 2020, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum annual lease payments under operating leases to the lease liability as of March 31, 2021 (in thousands):

Operating Leases
Remaining 2021	$962
2022	1,304
2023	1,330
2024	1,335
2025	1,341
Thereafter	31,263
Total undiscounted future minimum lease payments	37,535
Future minimum lease payments, discount	(20,323)
Lease liability	$17,212

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

10. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For both the three months ended March 31, 2021 and 2020, the Company incurred approximately $21,000 of expenses relating to the agreements. These expenses were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

11. Subsequent Events

On April 21, 2021, the Company sold Euclid Plaza Shopping Center, a shopping center located in San Diego, California for a sales price of $25.8 million.

On April 26, 2021, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.11 per share and per OP Unit, payable on July 9, 2021 to holders of record on June 18, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believes,” “anticipates,” “projects,” “may,” “will”, “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of March 31, 2021, ROIC owned an approximate 93.0% partnership interest and other limited partners owned the remaining approximate 7.0% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of March 31, 2021, the Company’s portfolio consisted of 89 properties (88 retail and one office) totaling approximately 10.1 million square feet of gross leasable area (“GLA”). As of March 31, 2021, the Company’s retail portfolio was approximately 96.9% leased. During the three months ended March 31, 2021, the Company leased or renewed a total of approximately 293,000 square feet in its portfolio. The Company has committed approximately $2.9 million, or $28.95 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the three months ended March 31, 2021. The Company has committed approximately $314,000, or $3.14 per square foot, in leasing commissions, for the new leases that occurred during the three months ended March 31, 2021. Tenant improvement and leasing commission commitments for renewed leases were not material for the three months ended March 31, 2021.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding the Company’s portfolio and tenants are estimates based on information available to the Company as of April 22, 2021. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change going forward and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the three months ended March 31, 2021 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Preventative measures taken by local, state and federal authorities to alleviate the public health crisis, which in certain states and counties were relaxed or lifted for a period of time and subsequently reimposed, and then relaxed again, are affecting the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, grocery stores, pharmacies and retail stores have been generally permitted to remain open and operational (with capacity limitations in the case of certain retail stores), restaurants in certain states such as California, Washington and Oregon have been generally limited to take-out and delivery services and outdoor-dining only or subject to capacity limitations when indoor dining has been permitted, and bars, movie theaters, gyms and salons in certain states and counties have been generally forced to close indoor operations for periods of time. As vaccines continue to be administered throughout the United States, certain states have taken steps to reopen their economies by eliminating or relaxing many or all of these restrictions, or announced their intention to do so. For example, the state of California has announced plans to reopen its economy by June 15, subject to the achievement of certain vaccination and hospitalization rates and other measures. However, the pandemic continues to evolve and, accordingly, there remains uncertainty as to the time, date and extent to which restrictions will be relaxed or lifted in the markets in which the Company’s properties are located, whether restrictions that have been relaxed or lifted will be reimposed, or when or if customers will re-engage with tenants as they have in the past. The Company specializes in the ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores, and the Company’s portfolio and tenants have been impacted by these and other factors as follows:

•As of the date of this Quarterly Report on Form 10-Q, all of the Company’s 88 retail shopping centers are open and operating in compliance with federal, state and local COVID-19 guidelines and mandates. All of the Company’s shopping centers feature necessity-based tenants, with 86 of the 88 properties anchored by grocery and/or drug stores.

•Approximately 99.2% of the Company’s tenants (based on Annualized Base Rent) are open and operating.

•The Company has received payment of approximately 91.8% of contractual base rent billed for the first quarter of 2021. As of April 26, 2021, the Company has received payment of approximately 92.7% of contractual base rent billed for April 2021. As is believed to be the case with retail landlords across the U.S., the Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests. Since the onset of the COVID-19 pandemic, the Company has entered into lease concessions that deferred approximately $8.6 million of contractual amounts billed. As of March 31, 2021, approximately $2.5 million of such deferral amounts have been rebilled, of which approximately $1.9 million, or approximately 79.1%, has been collected. The Company has evaluated and continues to evaluate rent relief requests on a case-by-case basis. Not all tenant requests have resulted or will ultimately result in concession agreements, nor is the Company foregoing its contractual rights under its lease agreements. See Note 1 of the accompanying consolidated financial statements for a discussion on how the Company accounts for COVID-19 related rent concessions.

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

•The Company does not have any unsecured debt maturing until December 2023. Additionally, the Company does not have any near-term secured debt maturing until approximately $23.1 million matures in mid-2022, and no secured debt maturing in 2023.

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

•Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on the Company’s business, and in order to preserve its liquidity position, during 2020, the Company temporarily suspended quarterly dividend distributions, however, the distribution of quarterly cash dividends to stockholders was reinstated in the first quarter of

2021. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT, including maintaining compliance with taxable income distribution requirements.

The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s operations and financial condition, will depend on future developments which are still uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on the Company, its tenants and the U.S. retail market is uncertain, a prolonged crisis could result in renewed disruptions in the credit and financial markets, a rise in unemployment rates, decreases in consumer confidence and consumer spending levels and an overall worsening of global and U.S. economic conditions. In addition, the trend toward online shopping for goods and services that has accelerated during the COVID-19 pandemic may continue and result in a permanent decrease in spending levels at brick-and-mortar commercial establishments. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to increases in rent relief requests from tenants, termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at the Company’s properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.

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

The Company’s financial results for three months ended March 31, 2021 have been impacted by the COVID-19 pandemic resulting in reductions in property operating income and its non-GAAP performance measures. The comparability of the Company’s results of operations for the three months ended March 31, 2021 to future periods may be impacted by the effects of the outbreak of the COVID-19 pandemic.

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended March 31, 2021 and 2020 (in thousands):

		Three Months Ended March 31,
		2021	2020
Operating income per GAAP		$22,454	$27,993
Plus:	Depreciation and amortization	23,040	24,278
	General and administrative expenses	4,375	3,944
	Other expense	153	64
Property operating income		$50,022	$56,279

The following comparison for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, makes reference to the effect of the same-center properties. Same-center properties, which totaled 88 of the Company’s 89 properties as of March 31, 2021, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2021 related to the 88 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2021 and 2020 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended March 31, 2021
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$26,844	$(4,390)	$22,454
Plus:	Depreciation and amortization	22,751	289	23,040
	General and administrative expenses (1)	—	4,375	4,375
	Other expense (1)	—	153	153
Property operating income		$49,595	$427	$50,022
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2020 related to the 88 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2021 and 2020 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended March 31, 2020
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$31,603	$(3,610)	$27,993
Plus:	Depreciation and amortization	23,961	317	24,278
	General and administrative expenses (1)	—	3,944	3,944
	Other expense (1)	—	64	64
Property operating income		$55,564	$715	$56,279
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the three months ended March 31, 2021, the Company generated property operating income of approximately $50.0 million compared to property operating income of $56.3 million generated during the three months ended March 31, 2020, a decrease of approximately $6.3 million. The property operating income for the 88 same-center properties decreased approximately $6.0 million primarily due to a decrease in the amortization of below-market lease intangible liabilities of approximately $3.2 million, and a decrease in base rents and changes in projected uncollectible rental revenue from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses and restrictions on business operations, which resulted in some tenant turnover.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended March 31, 2021 of approximately $23.0 million compared to approximately $24.3 million incurred during the three months ended March 31, 2020.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $4.4 million during the three months ended March 31, 2021 compared to approximately $3.9 million during the three months ended March 31, 2020. General and administrative expenses increased approximately $431,000 primarily as a result of an increase in compensation-related expenses during the three months ended March 31, 2021.

Other expense
The Company incurred other expense of approximately $153,000 during the three months ended March 31, 2021 compared to approximately $64,000 during the three months ended March 31, 2020. Other expense increased approximately $89,000 primarily as a result of an increase in expenses incurred during the three months ended March 31, 2021 related to the Company’s environmental, social and governance initiatives.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended March 31, 2021 of approximately $14.5 million compared to approximately $14.9 million during the three months ended March 31, 2020.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income attributable to ROIC	$7,415	$12,002
Plus: Depreciation and amortization	23,040	24,278
Funds from operations – basic	30,455	36,280
Net income attributable to non-controlling interests	559	1,134
Funds from operations – diluted	$31,014	$37,414

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three months ended March 31, 2021 and 2020. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 88 of the Company’s 89 properties for the three months ended March 31, 2021, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters (in thousands):

	Three Months Ended March 31,
	2021	2020
GAAP operating income	$22,454	$27,993
Depreciation and amortization	23,040	24,278
General and administrative expenses	4,375	3,944
Other expense	153	64
Straight-line rent	(18)	89
Amortization of above- and below-market rent	(2,232)	(5,478)
Property revenues and other expenses (1)	(129)	(150)
Total Company cash NOI	47,643	50,740
Non same-center cash NOI	(435)	(726)
Same-center cash NOI	$47,208	$50,014
______________________
(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the three months ended March 31, 2021, the Company generated same-center cash NOI of approximately $47.2 million compared to same-center cash NOI of approximately $50.0 million generated during the three months ended March 31, 2020, representing a 5.6% decrease. This decrease is primarily due to a decrease in base rents and changes in projected uncollectible rental revenue resulting from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses and restrictions on business operations, which resulted in some tenant turnover.

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

The Company recognizes the acquisition of real estate properties, including acquired tangible (consisting of land, buildings and improvements) and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases) at their fair value (for acquisitions meeting the definition of a business) and relative fair value (for acquisitions not meeting the definition of a business).  Acquired lease intangible assets include above-market leases and acquired in-place leases, and Acquired lease intangible liabilities represent below-market leases in the accompanying consolidated balance sheets.  The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets.  In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand.  Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. As discussed above, as a result of the COVID-19 pandemic, certain of the Company’s tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Accordingly, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2021.

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

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and meet other general business needs.  The liquidity of the Company is dependent on the Operating Partnership’s ability to make sufficient distributions to the Company. The primary cash requirement of the Company is its payment of dividends to its stockholders. As of March 31, 2021, the Company has determined that it has adequate capital to meet its dividend funding obligations for the next twelve months.

For the three months ended March 31, 2021, dividends payable to stockholders totaled approximately $13.1 million. Additionally, for the three months ended March 31, 2021, distributions payable from the Operating Partnership to the non-controlling interest OP Unitholders totaled approximately $1.0 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $43.6 million.  For the three months ended March 31, 2020, dividends paid to stockholders totaled approximately $23.4 million.  Additionally, for the three months ended March 31, 2020, the Operating Partnership made distributions of approximately $2.2 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $40.7 million.

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

During the three months ended March 31, 2021, the Operating Partnership’s primary source of cash was cash flow from operations. As of March 31, 2021, the Operating Partnership has determined that it has adequate capital to meet its debt obligations and operating expenses for the next twelve months.

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

As of March 31, 2021, $300.0 million and $14.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three months ended March 31, 2021 was 1.1%. As discussed in Note 8 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The weighted average interest rate on the credit facility during the three months ended March 31, 2021 was 1.0%. The Company had no available borrowings under the term loan at March 31, 2021. The Company had $586.0 million available to borrow under the credit facility at March 31, 2021.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net Cash Provided by (Used in):
Operating Activities	$43,550	$40,707
Investing Activities	$(7,445)	$(11,555)
Financing Activities	$(35,749)	$30,318
 Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to approximately $43.6 million in the three months ended March 31, 2021, compared to approximately $40.7 million in the comparable period in 2020. This increase of approximately $2.8 million during the three months ended March 31, 2021 is primarily due to the increase in accounts receivable and related timing of collections and payments of working capital accounts, offset by a decrease in property operating income of approximately $6.3 million.

Investing Activities

Net cash flows used in investing activities amounted to approximately $7.4 million in the three months ended March 31, 2021, compared to approximately $11.6 million in the comparable period in 2020. This decrease of approximately $4.1 million for the three months ended March 31, 2021 is primarily due to a decrease in payments for improvements to properties.

Financing Activities

Net cash flows used in financing activities amounted to $35.7 million in the three months ended March 31, 2021, compared to net cash flows provided by financing activities of approximately $30.3 million in the comparable period in 2020. This increase of approximately $66.1 million for the three months ended March 31, 2021 is primarily due to the net decrease in borrowings on the credit facility of $103.5 million, offset by the decrease in dividends paid to common shareholders of approximately $23.3 million and the decrease in repurchase of common stock of approximately $8.8 million.

Contractual Obligations

The following table presents the Company’s operating lease obligations and the principal and interest amounts of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding, and other contractual obligations at March 31, 2021 (in thousands):

	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$565	$24,132	$686	$26,708	$33,337	$—	$85,428
Mortgage Notes Payable Interest	2,814	3,170	2,482	1,627	991	—	11,084
Term loan (2)	—	—	—	—	300,000	—	300,000
Credit facility (3)	—	—	—	14,000	—	—	14,000
Senior Notes Due 2027 (4)	10,475	10,475	10,475	10,475	10,475	270,950	323,325
Senior Notes Due 2026 (4)	3,950	7,900	7,900	7,900	7,900	207,900	243,450
Senior Notes Due 2024 (5)	10,000	10,000	10,000	260,000	—	—	290,000
Senior Notes Due 2023 (6)	12,500	12,500	262,500	—	—	—	287,500
Operating lease obligations	962	1,304	1,330	1,335	1,341	31,263	37,535
Total	$41,266	$69,481	$295,373	$322,045	$354,044	$510,113	$1,592,322
_________________________________
(1)Does not include unamortized mortgage premium of approximately $993,000 as of March 31, 2021.
(2)For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of March 31, 2021 which was 3.0%, inclusive of the swap agreements the Company has entered into.
(3)For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the weighted average interest rate on the credit facility as of March 31, 2021 which was approximately 1.0%.
(4)Represents payments of interest only in years 2021 through 2025 and payments of both principal and interest thereafter.
(5)Represents payments of interest only in years 2021 through 2023 and payments of both principal and interest thereafter.
(6)Represents payments of interest only in years 2021 through 2022 and payments of both principal and interest thereafter.

The Company has committed approximately $2.9 million and $314,000 in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the three months ended March 31, 2021. As of March 31, 2021, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company does not have any off-balance sheet arrangements.

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

As of March 31, 2021, the Company had $314.0 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 8 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into four interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of March 31, 2021, exclusive of non-performance risk (in thousands):

Swap Notional	Less 100 basis points	Less 50 basis points	March 31, 2021 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(3,659)	$(2,961)	$(2,273)	$(1,592)	$(918)
$100,000	$(3,659)	$(2,961)	$(2,273)	$(1,592)	$(918)
$50,000	$(2,437)	$(2,086)	$(1,740)	$(1,397)	$(1,058)
$50,000	$(2,440)	$(2,089)	$(1,742)	$(1,399)	$(1,060)

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

During the three months ended March 31, 2021, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the three months ended March 31, 2021, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to our risk factors during the three months ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, ROIC purchased the following (dollars in thousands, except per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	142,247	$13.39	—	$—
February 1, 2021 to February 28, 2021	—	—	—	—
March 1, 2021 to March 31, 2021	—	—	—	—
Total	142,247	$13.39	—	$—

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (and contained in Exhibit 101).
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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: April 28, 2021	Date: April 28, 2021

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: April 28, 2021	Date: April 28, 2021