Form 10-Q
period 2021-06-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2021-07-29
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 121,429,098 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of July 23, 2021.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2021 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of June 30, 2021, ROIC owned an approximate 93.4% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Real Estate Investments:
Land	$874,514	$881,872
Building and improvements	2,279,520	2,274,680
	3,154,034	3,156,552
Less: accumulated depreciation	491,063	460,165
	2,662,971	2,696,387
Mortgage note receivable	4,917	4,959
Real Estate Investments, net	2,667,888	2,701,346
Cash and cash equivalents	45,033	4,822
Restricted cash	1,978	1,814
Tenant and other receivables, net	55,733	58,756
Deposits	500	—
Acquired lease intangible assets, net	45,992	50,110
Prepaid expenses	1,668	4,811
Deferred charges, net	23,597	25,655
Other assets	17,170	17,296
Total assets	$2,859,559	$2,864,610

LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,706	$298,524
Credit facility	—	48,000
Senior Notes	944,438	943,655
Mortgage notes payable	85,988	86,509
Acquired lease intangible liabilities, net	119,796	125,796
Accounts payable and accrued expenses	31,343	17,687
Tenants’ security deposits	6,679	6,854
Other liabilities	42,975	46,426
Total liabilities	1,529,925	1,573,451

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 120,806,366 and 118,085,155 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	12	12
Additional paid-in capital	1,539,263	1,497,662
Dividends in excess of earnings	(291,839)	(289,309)
Accumulated other comprehensive loss	(6,133)	(8,812)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,241,303	1,199,553
Non-controlling interests	88,331	91,606
Total equity	1,329,634	1,291,159
Total liabilities and equity	$2,859,559	$2,864,610
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$70,114	$65,734	$139,018	$139,931
Other income	616	818	899	1,493
Total revenues	70,730	66,552	139,917	141,424

Operating expenses
Property operating	10,766	9,286	21,325	19,890
Property taxes	8,332	8,766	16,938	16,755
Depreciation and amortization	23,507	24,114	46,547	48,392
General and administrative expenses	5,232	3,929	9,607	7,873
Other expense	331	296	484	360
Total operating expenses	48,168	46,391	94,901	93,270

Gain on sale of real estate	9,460	—	9,460	—

Operating income	32,022	20,161	54,476	48,154

Non-operating expenses
Interest expense and other finance expenses	(14,337)	(15,125)	(28,817)	(29,982)
Net income	17,685	5,036	25,659	18,172
Net income attributable to non-controlling interests	(1,201)	(389)	(1,760)	(1,523)
Net Income Attributable to Retail Opportunity Investments Corp.	$16,484	$4,647	$23,899	$16,649

Earnings per share – basic and diluted	$0.14	$0.04	$0.20	$0.14

Dividends per common share	$0.11	$—	$0.22	$0.20

Comprehensive income:
Net income	$17,685	$5,036	$25,659	$18,172
Other comprehensive income (loss):
Unrealized swap derivative loss arising during the period	(113)	(961)	(37)	(10,016)
Reclassification adjustment for amortization of interest expense included in net income	1,456	1,225	2,953	1,563
Other comprehensive income (loss):	1,343	264	2,916	(8,453)
Comprehensive income	19,028	5,300	28,575	9,719
Comprehensive (income) loss attributable to non-controlling interests	(1,319)	548	(1,997)	(586)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$17,709	$5,848	$26,578	$9,133

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2020	118,085,155	$12	$1,497,662	$(289,309)	$(8,812)	$91,606	$1,291,159
Shares issued under the Equity Incentive Plan	535,819	—	428	—	—	—	428
Shares withheld for employee taxes	(142,247)	—	(1,905)	—	—	—	(1,905)
Stock based compensation expense	—	—	1,809	—	—	254	2,063
Redemption of OP Units	98,986	—	1,439	—	—	(1,439)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	2	—	—	(2)	—
Registration expenditures	—	—	(15)	—	—	—	(15)
Cash dividends ($0.11 per share)	—	—	—	(13,041)	—	(978)	(14,019)
Dividends payable to officers	—	—	—	(48)	—	(20)	(68)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	7,415	—	—	7,415
Net income attributable to non-controlling interests	—	—	—	—	—	559	559
Other comprehensive income	—	—	—	—	1,454	119	1,573
Balance at March 31, 2021	118,577,713	$12	$1,499,420	$(294,983)	$(7,358)	$90,099	$1,287,190
Stock based compensation expense	—	—	2,774	—	—	459	3,233
Redemption of OP Units	325,000	—	5,419	—	—	(5,419)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,823)	—	—	2,823	—
Proceeds from the issuance of common stock	1,903,653	—	34,844	—	—	—	34,844
Registration expenditures	—	—	(371)	—	—	—	(371)
Cash dividends ($0.11 per share)	—	—	—	(13,270)	—	(940)	(14,210)
Dividends payable to officers	—	—	—	(70)	—	(10)	(80)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	16,484	—	—	16,484
Net income attributable to non-controlling interests	—	—	—	—	—	1,201	1,201
Other comprehensive income	—	—	—	—	1,225	118	1,343
Balance at June 30, 2021	120,806,366	$12	$1,539,263	$(291,839)	$(6,133)	$88,331	$1,329,634

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity (continued)
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2019	116,496,016	$12	$1,481,466	$(297,998)	$(4,132)	$112,480	$1,291,828
Shares issued under the Equity Incentive Plan	428,170	—	—	—	—	—	—
Shares withheld for employee taxes	(128,614)	—	(2,272)	—	—	—	(2,272)
Cancellation of restricted stock	(1,000)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,636	—	—	220	1,856
Cash redemption for non-controlling interests	—	—	—	—	—	(1,999)	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	652	—	—	(652)	—
Repurchase of common stock	(673,868)	—	(8,846)	—	—	—	(8,846)
Registration expenditures	—	—	(90)	—	—	—	(90)
Cash dividends ($0.20 per share)	—	—	—	(23,273)	—	(2,187)	(25,460)
Dividends payable to officers	—	—	—	(56)	—	(33)	(89)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	12,002	—	—	12,002
Net income attributable to non-controlling interests	—	—	—	—	—	1,134	1,134
Other comprehensive loss	—	—	—	—	(8,717)	—	(8,717)
Balance at March 31, 2020	116,120,704	$12	$1,472,546	$(309,325)	$(12,849)	$108,963	$1,259,347
Cancellation of restricted stock	(2,499)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,081	—	—	87	2,168
Redemption of OP Units	1,521,833	—	15,211	—	—	(15,211)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(1,064)	—	—	1,064	—
Registration expenditures	—	—	6	—	—	—	6
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	4,647	—	—	4,647
Net income attributable to non-controlling interests	—	—	—	—	—	389	389
Other comprehensive income (loss)	—	—	—	—	1,201	(937)	264
Balance at June 30, 2020	117,640,038	$12	$1,488,780	$(304,678)	$(11,648)	$94,355	$1,266,821

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,659	$18,172
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,547	48,392
Amortization of deferred financing costs and mortgage premiums, net	1,185	1,055
Straight-line rent adjustment	(312)	(230)
Amortization of above and below market rent	(4,446)	(8,000)
Amortization relating to stock based compensation	5,296	4,024
Provisions for tenant credit losses	1,475	6,611
Other noncash interest expense	73	146
Gain on sale of real estate	(9,460)	—
Change in operating assets and liabilities:
Tenant and other receivables	568	(13,480)
Prepaid expenses	3,081	1,527
Accounts payable and accrued expenses	(939)	(4,060)
Other assets and liabilities, net	(1,987)	(5,191)
Net cash provided by operating activities	66,740	48,966
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	25,349	—
Improvements to properties	(21,812)	(19,536)
Deposits on real estate acquisitions, net	(500)	—
Proceeds on repayment of mortgage note receivable	42	8,000
Net cash provided by (used in) investing activities	3,079	(11,536)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(301)	(284)
Proceeds from draws on credit facility	20,000	160,000
Payments on credit facility	(68,000)	(10,500)
Redemption of OP Units	—	(1,999)
Distributions to OP Unitholders	(978)	(2,187)
Deferred financing and other costs	—	(5)
Proceeds from the sale of common stock	34,844	—
Repurchase of common stock	—	(8,846)
Registration expenditures	(386)	(339)
Dividends paid to common shareholders	(13,146)	(23,398)
Common shares issued under the Equity Incentive Plan	428	—
Shares withheld for employee taxes	(1,905)	(2,272)
Net cash (used in) provided by financing activities	(29,444)	110,170
Net increase in cash, cash equivalents and restricted cash	40,375	147,600
Cash, cash equivalents and restricted cash at beginning of period	6,636	5,458
Cash, cash equivalents and restricted cash at end of period	$47,011	$153,058

Other non-cash investing and financing activities increase (decrease):
Interest rate swap liabilities	$(2,843)	$8,600
Accrued real estate improvement costs	$5,537	$2,885
Equity redemption of OP Units	$6,858	$15,211
Dividends and distributions payable	$14,590	$363
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$45,033	$151,372
Restricted cash	1,978	1,686
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$47,011	$153,058
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Real Estate Investments:
Land	$874,514	$881,872
Building and improvements	2,279,520	2,274,680
	3,154,034	3,156,552
Less: accumulated depreciation	491,063	460,165
	2,662,971	2,696,387
Mortgage note receivable	4,917	4,959
Real Estate Investments, net	2,667,888	2,701,346
Cash and cash equivalents	45,033	4,822
Restricted cash	1,978	1,814
Tenant and other receivables, net	55,733	58,756
Deposits	500	—
Acquired lease intangible assets, net	45,992	50,110
Prepaid expenses	1,668	4,811
Deferred charges, net	23,597	25,655
Other assets	17,170	17,296
Total assets	$2,859,559	$2,864,610

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,706	$298,524
Credit facility	—	48,000
Senior Notes	944,438	943,655
Mortgage notes payable	85,988	86,509
Acquired lease intangible liabilities, net	119,796	125,796
Accounts payable and accrued expenses	31,343	17,687
Tenants’ security deposits	6,679	6,854
Other liabilities	42,975	46,426
Total liabilities	1,529,925	1,573,451

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,247,436	1,208,365
Limited partners’ capital	88,767	92,279
Accumulated other comprehensive loss	(6,569)	(9,485)
Total capital	1,329,634	1,291,159
Total liabilities and capital	$2,859,559	$2,864,610

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental revenue	$70,114	$65,734	$139,018	$139,931
Other income	616	818	899	1,493
Total revenues	70,730	66,552	139,917	141,424

Operating expenses
Property operating	10,766	9,286	21,325	19,890
Property taxes	8,332	8,766	16,938	16,755
Depreciation and amortization	23,507	24,114	46,547	48,392
General and administrative expenses	5,232	3,929	9,607	7,873
Other expense	331	296	484	360
Total operating expenses	48,168	46,391	94,901	93,270

Gain on sale of real estate	9,460	—	9,460	—

Operating income	32,022	20,161	54,476	48,154

Non-operating expenses
Interest expense and other finance expenses	(14,337)	(15,125)	(28,817)	(29,982)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$17,685	$5,036	$25,659	$18,172

Earnings per unit - basic and diluted	$0.14	$0.04	$0.20	$0.14

Distributions per unit	$0.11	$—	$0.22	$0.20

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$17,685	$5,036	$25,659	$18,172
Other comprehensive income (loss):
Unrealized swap derivative loss arising during the period	(113)	(961)	(37)	(10,016)
Reclassification adjustment for amortization of interest expense included in net income	1,456	1,225	2,953	1,563
Other comprehensive income (loss):	1,343	264	2,916	(8,453)
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$19,028	$5,300	$28,575	$9,719

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive loss
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2020	8,966,083	$92,279	118,085,155	$1,208,365	$(9,485)	$1,291,159
OP Units issued under the Equity Incentive Plan	—	—	535,819	428	—	428
OP Units withheld for employee taxes	—	—	(142,247)	(1,905)	—	(1,905)
Stock based compensation expense	—	254	—	1,809	—	2,063
Equity redemption of OP Units	(98,986)	(1,439)	98,986	1,439	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	(2)	—	2	—	—
Registration expenditures	—	—	—	(15)	—	(15)
Cash distributions ($0.11 per unit)	—	(978)	—	(13,041)	—	(14,019)
Distributions payable to officers	—	(20)	—	(48)	—	(68)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	559	—	7,415	—	7,974
Other comprehensive income	—	—	—	—	1,573	1,573
Balance at March 31, 2021	8,867,097	$90,653	118,577,713	$1,204,449	$(7,912)	$1,287,190
Stock based compensation expense	—	459	—	2,774	—	3,233
Equity redemption of OP Units	(325,000)	(5,419)	325,000	5,419	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,823	—	(2,823)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	1,903,653	34,844	—	34,844
Repurchase of OP Units	—	—	—	—	—	—
Registration expenditures	—	—	—	(371)	—	(371)
Cash distributions ($0.11 per unit)	—	(940)	—	(13,270)	—	(14,210)
Distributions payable to officers	—	(10)	—	(70)	—	(80)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,201	—	16,484	—	17,685
Other comprehensive income	—	—	—	—	1,343	1,343
Balance at June 30, 2021	8,542,097	$88,767	120,806,366	$1,247,436	$(6,569)	$1,329,634

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital (continued)
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive loss
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2019	11,051,090	$112,480	116,496,016	$1,183,480	$(4,132)	$1,291,828
OP Units issued under the Equity Incentive Plan	—	—	428,170	—	—	—
OP Units withheld for employee taxes	—	—	(128,614)	(2,272)	—	(2,272)
Cancellation of OP Units	—	—	(1,000)	—	—	—
Stock based compensation expense	—	220	—	1,636	—	1,856
Cash redemption of OP Units	(116,657)	(1,999)	—	—	—	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	(652)	—	652	—	—
Repurchase of OP Units	—	—	(673,868)	(8,846)	—	(8,846)
Registration expenditures	—	—	—	(90)	—	(90)
Cash distributions ($0.20 per unit)	—	(2,187)	—	(23,273)	—	(25,460)
Distributions payable to officers	—	(33)	—	(56)	—	(89)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,134	—	12,002	—	13,136
Other comprehensive loss	—	—	—	—	(8,717)	(8,717)
Balance at March 31, 2020	10,934,433	$108,963	116,120,704	$1,163,233	$(12,849)	$1,259,347
Cancellation of OP Units	—	—	(2,499)	—	—	—
Stock based compensation expense	—	87	—	2,081	—	2,168
Equity redemption of OP Units	(1,521,833)	(15,211)	1,521,833	15,211	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	1,064	—	(1,064)	—	—
Registration expenditures	—	—	—	6	—	6
Net income attributable to Retail Opportunity Investments Partnership, LP	—	389	—	4,647	—	5,036
Other comprehensive income	—	—	—	—	264	264
Balance at June 30, 2020	9,412,600	$95,292	117,640,038	$1,184,114	$(12,585)	$1,266,821
 _________________________________
1.Consists of limited partnership interests held by third parties.
2.Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flow
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,659	$18,172
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,547	48,392
Amortization of deferred financing costs and mortgage premiums, net	1,185	1,055
Straight-line rent adjustment	(312)	(230)
Amortization of above and below market rent	(4,446)	(8,000)
Amortization relating to stock based compensation	5,296	4,024
Provisions for tenant credit losses	1,475	6,611
Other noncash interest expense	73	146
Gain on sale of real estate	(9,460)	—
Change in operating assets and liabilities:
Tenant and other receivables	568	(13,480)
Prepaid expenses	3,081	1,527
Accounts payable and accrued expenses	(939)	(4,060)
Other assets and liabilities, net	(1,987)	(5,191)
Net cash provided by operating activities	66,740	48,966
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	25,349	—
Improvements to properties	(21,812)	(19,536)
Deposits on real estate acquisitions, net	(500)	—
Proceeds on repayment of mortgage note receivable	42	8,000
Net cash provided by (used in) investing activities	3,079	(11,536)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(301)	(284)
Proceeds from draws on credit facility	20,000	160,000
Payments on credit facility	(68,000)	(10,500)
Redemption of OP Units	—	(1,999)
Deferred financing and other costs	—	(5)
Proceeds from the issuance of OP Units in connection with issuance of common stock	34,844	—
Repurchase of OP Units	—	(8,846)
Registration expenditures	(386)	(339)
Distributions to OP Unitholders	(14,124)	(25,585)
Issuance of OP Units under the Equity Incentive Plan	428	—
OP Units withheld for employee taxes	(1,905)	(2,272)
Net cash (used in) provided by financing activities	(29,444)	110,170
Net increase in cash, cash equivalents and restricted cash	40,375	147,600
Cash, cash equivalents and restricted cash at beginning of period	6,636	5,458
Cash, cash equivalents and restricted cash at end of period	$47,011	$153,058

Other non-cash investing and financing activities increase (decrease):
Interest rate swap liabilities	$(2,843)	$8,600
Accrued real estate improvement costs	$5,537	$2,885
Equity redemption of OP Units	$6,858	$15,211
Distributions payable	$14,590	$363

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statement of cash flows:

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$45,033	$151,372
Restricted cash	1,978	1,686
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$47,011	$153,058

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

Impact of COVID-19

On March 11, 2020, the novel coronavirus (“COVID-19”) was declared a pandemic (“COVID-19 pandemic”) by the World Health Organization as the disease spread throughout the world. The spread of COVID-19 has had a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market had come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel, restrictions on gatherings and social distancing practices. These containment measures, which in certain states and counties were relaxed or lifted for a period of time and subsequently reimposed, and then relaxed again and lifted, affected the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, grocery stores, pharmacies and retail stores were generally permitted to remain open and operational (with capacity limitations in the case of certain retail stores), restaurants in certain states, such as California, Washington, and Oregon had been generally limited to take-out and delivery services and outdoor-dining only or subject to capacity limitations when indoor dining was permitted, and bars, movie theaters, gyms and salons in certain states and counties had been generally forced to close indoor operations for periods of time. As vaccines continue to be administered throughout the United States, states have taken steps to reopen their economies by eliminating or relaxing many or all of these restrictions, or announced their intention to do so. For example, the state of California fully reopened its economy on June 15, 2021, based on the achievement of certain vaccination and hospitalization rates and other measures. However, the pandemic continues to evolve and, accordingly, there remains uncertainty in the markets in which the Company’s properties are located, as to whether restrictions that have been lifted will be reimposed, or if customers will re-engage with tenants to the extent they have in the past.

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and six month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of June 30, 2021, the statute of limitations for the tax years 2016 through and including 2019 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the six months ended June 30, 2021 and 2020, capitalized costs related to the improvement or replacement of real estate properties were approximately $22.4 million and $19.2 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three and six months ended June 30, 2021 or 2020.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. As discussed above, as a result of the COVID-19 pandemic, certain of the Company’s tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Accordingly, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired at June 30, 2021 or December 31, 2020.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The allowance for doubtful accounts at June 30, 2021 and December 31, 2020 was approximately $19.7 million and $18.6 million, respectively.
Certain tenants continue to experience economic difficulties during this pandemic and have sought and may continue to seek current and future rent relief, which may be provided in the form of rent deferrals, rent abatements or other possible agreements. Tenant requests for such agreements have significantly decreased during the six months ended June 30, 2021 compared to the requests received in 2020 since the onset of the COVID-19 pandemic. Under ASC 842, “Leases,” subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Due to the number of lease contracts that would require analysis to determine, on a lease by lease basis, whether such a concession is required to be accounted for as a lease modification, the FASB staff provided clarity as to an acceptable approach to accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff provided guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed in the existing lease contract, as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee, thereby not requiring entities to apply lease modification guidance to those contracts. The Company has elected to not account for such COVID-19 concessions as lease modifications. Since the onset of the COVID-19 pandemic, the Company has entered into lease concessions that deferred approximately $10.4 million of contractual amounts billed. As of June 30, 2021, approximately $3.8 million of such deferral amounts have been rebilled, of which approximately $3.0 million, or approximately 80.3%, has been collected. The Company has evaluated and continues to evaluate rent relief requests on a case-by-case basis. Not all tenant requests have resulted or will ultimately result in concession agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

For the three and six months ended June 30, 2021 and 2020, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security.  Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units outstanding under the Equity Incentive Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$17,685	$5,036	$25,659	$18,172
Less income attributable to non-controlling interests	(1,201)	(389)	(1,760)	(1,523)
Less earnings allocated to unvested shares	(77)	—	(154)	(127)
Net income available for common stockholders, basic	$16,407	$4,647	$23,745	$16,522
Numerator:
Net income	$17,685	$5,036	$25,659	$18,172
Less earnings allocated to unvested shares	(77)	—	(154)	(127)
Net income available for common stockholders, diluted	$17,608	$5,036	$25,505	$18,045
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	118,532,188	116,374,154	118,138,364	116,172,307
OP units	8,609,405	10,000,754	8,760,671	10,488,877
Performance-based restricted stock awards and LTIP Units	317,263	173,127	284,919	213,320
Stock options	8,484	—	7,086	4,352
Denominator for diluted EPS – weighted average common equivalent shares	127,467,340	126,548,035	127,191,040	126,878,856

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$17,685	$5,036	$25,659	$18,172
Less earnings allocated to unvested shares	(77)	—	(154)	(127)
Net income available to unitholders, basic and diluted	$17,608	$5,036	$25,505	$18,045
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	127,141,593	126,374,908	126,899,035	126,661,184
Performance-based restricted stock awards and LTIP Units	317,263	173,127	284,919	213,320
Stock options	8,484	—	7,086	4,352
Denominator for diluted earnings per unit – weighted average common equivalent units	127,467,340	126,548,035	127,191,040	126,878,856

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

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements and notes to conform to the current year presentation. Specifically, the Company reclassified the unamortized deferred financing costs related to its unsecured revolving credit facility from Credit facility to Deferred charges, net in the accompanying consolidated balance sheets.

2. Real Estate Investments

The following real estate investment transactions have occurred during the six months ended June 30, 2021.

Property Dispositions

On April 21, 2021, the Company sold Euclid Shopping Center, a shopping center located in San Diego, California. The sales price of $25.8 million, less costs to sell, resulted in net proceeds of approximately $25.3 million. The Company recorded a gain on sale of real estate of approximately $9.5 million during the three and six months ended June 30, 2021 related to this property disposition.

3. Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of June 30, 2021 are summarized as follows (in thousands):

Minimum Rents
Remaining 2021	$99,346
2022	185,453
2023	158,081
2024	127,073
2025	101,087
Thereafter	375,172
Total minimum lease payments	$1,046,212

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at June 30, 2021 and December 31, 2020, respectively, were as follows (in thousands, except interest rates):

Property	Maturity Date	Interest Rate	June 30, 2021	December 31, 2020
Casitas Plaza Shopping Center	June 2022	5.320%	$6,749	$6,835
Riverstone Marketplace	July 2022	4.960%	17,030	17,245
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	35,500	35,500
			$85,279	$85,580
Mortgage premiums			872	1,113
Net unamortized deferred financing costs			(163)	(184)
Total mortgage notes payable			$85,988	$86,509

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	June 30, 2021	December 31, 2020
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,294)	(1,476)
Term loan	$298,706	$298,524

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

The carrying values of the Company’s unsecured revolving credit facility were as follows (in thousands):

	June 30, 2021	December 31, 2020
Credit facility	$—	$48,000
Net unamortized deferred financing costs	(2,322)	(2,762)
Credit facility	$(2,322)	$45,238

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

As of June 30, 2021, $300.0 million was outstanding under the term loan and there were no borrowings outstanding under the credit facility. The weighted average interest rate on the term loan during the three and six months ended June 30, 2021 was 1.1%. As discussed in Note 9 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The weighted average interest rate on the credit facility during the three and six months ended June 30, 2021 was 1.0%. The Company had no available borrowings under the term loan at June 30, 2021. The Company had $600.0 million available to borrow under the credit facility at June 30, 2021.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(1,138)	(1,226)
Senior Notes Due 2027	$248,862	$248,774

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(404)	(443)
Senior Notes Due 2026	$199,596	$199,557

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,375)	(1,557)
Net unamortized deferred financing costs	(763)	(873)
Senior Notes Due 2024	$247,862	$247,570

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,236)	(1,468)
Net unamortized deferred financing costs	(646)	(778)
Senior Notes Due 2023	$248,118	$247,754

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. As a result of the COVID-19 pandemic’s impact on the Company’s business, in 2020 the Operating Partnership entered into temporary waiver amendments for one of the covenants contained in its debt agreements. The amendments adjusted the criteria for properties eligible to be included in the unencumbered asset pool used for purposes of calculating the consolidated unencumbered leverage ratio. The temporary waiver period expired April 1, 2021 and the Company was in compliance with such covenants at June 30, 2021.

5. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock outstanding.

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

During the three and six months ended June 30, 2021, ROIC sold a total of 1,903,653 shares under the Sales Agreements, which resulted in gross proceeds of approximately $34.8 million and commissions of approximately $348,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the six months ended June 30, 2021, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the six months ended June 30, 2021, ROIC awarded 638,728 shares of restricted common stock under the Equity Incentive Plan, of which 201,726 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2024.

A summary of the status of ROIC’s non-vested restricted stock awards as of June 30, 2021, and changes during the six months ended June 30, 2021 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2020	1,048,770	$16.39
Granted	638,728	$16.38
Vested	(407,912)	$17.68
Forfeited	(120,633)	$8.31
Non-vested as of June 30, 2021	1,158,953	$16.77

LTIP Units

As of June 30, 2021, there remained 187,279 LTIP Units outstanding under the Equity Incentive Plan, issued at a weighted average grant date fair value of $16.27.

Stock Based Compensation Expense

For the three months ended June 30, 2021 and 2020, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $3.2 million and $2.2 million, respectively. For the six months ended June 30, 2021 and 2020, the amounts charged to expense for all stock-based compensation arrangements totaled approximately $5.3 million and $4.0 million, respectively.

8. Capital of the Operating Partnership

As of June 30, 2021, the Operating Partnership had 129,348,463 OP Units outstanding. ROIC owned an approximate 93.4% partnership interest in the Operating Partnership at June 30, 2021, or 120,806,366 OP Units. The remaining 8,542,097 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of June 30, 2021, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the six months ended June 30, 2021, ROIC received notices of redemption for a total of 423,986 OP Units. ROIC elected to redeem the 423,986 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 423,986 shares of ROIC common stock were issued.

The redemption value of outstanding OP Units owned by the limited partners as of June 30, 2021, not including ROIC, had such units been redeemed at June 30, 2021, was approximately $152.6 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding June 30, 2021, which amounted to $17.86 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and revolving credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at June 30, 2021 was approximately $256.3 million and $202.0 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at June 30, 2021 was approximately $269.4 million and $271.2 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $86.8 million with a weighted average interest rate of 3.2% as of June 30, 2021. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s current interest rate swaps as of June 30, 2021 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties.  However, as of June 30, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2021:
Liabilities
Derivative financial instruments	$—	$(6,668)	$—	$(6,668)

December 31, 2020:
Liabilities
Derivative financial instruments	$—	$(9,511)	$—	$(9,511)

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2021 and December 31, 2020, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	June 30, 2021 Fair Value	December 31, 2020 Fair Value
Interest rate products	Other liabilities	$(6,668)	$(9,511)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amount of loss recognized in OCI on derivatives	$(113)	$(961)	$(37)	$(10,016)
Amount of loss reclassified from AOCI into interest	$1,456	$1,225	$2,953	$1,563

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of June 30, 2021, the Company’s weighted average remaining lease term is approximately 36.6 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $395,000 and $409,000 for the three months ended June 30, 2021 and 2020, respectively and approximately $770,000 and $838,000 for the six months ended June 30, 2021 and 2020, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum annual lease payments under operating leases to the lease liability as of June 30, 2021 (in thousands):

Operating Leases
Remaining 2021	$652
2022	1,320
2023	1,345
2024	1,351
2025	1,356
Thereafter	31,652
Total undiscounted future minimum lease payments	37,676
Future minimum lease payments, discount	(20,312)
Lease liability	$17,364

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

11. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For both the three months ended June 30, 2021 and 2020, the Company incurred approximately $21,000 of expenses relating to the agreements. For both the six months ended June 30, 2021 and 2020, the Company incurred approximately $42,000 of expenses relating to the agreements. These expenses were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

12. Subsequent Events

On July 28, 2021, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.11 per share and per OP Unit, payable on October 8, 2021 to holders of record on September 17, 2021.

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

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company's forward-looking statements is the ongoing adverse effect of the COVID-19 pandemic, and federal, state, and/or local regulatory guidelines and private business actions to control it, on the Company's financial condition, operating results and cash flows, the Company's tenants and their customers, the use of and demand for retail space, the real estate market in which the Company operates, the U.S. economy, the global economy and the financial markets. The extent to which the COVID-19 pandemic continues to impact the Company and its tenants will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the timing and success of the continued distribution of vaccines, and the ongoing impact of the pandemic on the U.S. economy and the U.S. retail market and potential changes in consumer behavior, among others. Additional factors, many of which may be influenced by the COVID-19 pandemic, that could cause actual outcomes or results to differ materially from those indicated in these statements include:

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of June 30, 2021, ROIC owned an approximate 93.4% partnership interest and other limited partners owned the remaining approximate 6.6% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of June 30, 2021, the Company’s portfolio consisted of 88 properties (87 retail and one office) totaling approximately 10.0 million square feet of gross leasable area (“GLA”). As of June 30, 2021, the Company’s retail portfolio was approximately 96.9% leased. During the six months ended June 30, 2021, the Company leased or renewed a total of approximately 632,000 square feet in its portfolio. The Company has committed approximately $10.0 million, or $46.11 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the six months ended June 30, 2021. The Company has committed approximately $792,000, or $3.66 per square foot, in leasing commissions, for the new leases that occurred during the six months ended June 30, 2021. Tenant improvement and leasing commission commitments for renewed leases were not material for the six months ended June 30, 2021.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts in responding to those impacts. The Company expects that such statistical and other information will change going forward and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the three and six months ended June 30, 2021 and future periods.

The spread of COVID-19 has had a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Preventative measures taken by local, state and federal authorities to alleviate the public health crisis, which in certain states and counties were relaxed or lifted for a period of time and subsequently reimposed, and then relaxed again and lifted, affected the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, grocery stores, pharmacies and retail stores were generally permitted to remain open and operational (with capacity limitations in the case of certain retail stores), restaurants in certain states such as California, Washington and Oregon had been generally limited to take-out and delivery services and outdoor-dining only or subject to capacity limitations when indoor dining was permitted, and bars, movie theaters, gyms and salons in certain states and counties had been generally forced to close indoor operations for periods of time. As vaccines continue to be administered throughout the United States, states have taken steps to reopen their economies by eliminating or relaxing many or all of these restrictions, or announced their intention to do so. For example, the state of California fully reopened its economy on June 15, 2021, based on the achievement of certain vaccination and hospitalization rates and other measures. However, the pandemic continues to evolve and, accordingly, there remains uncertainty in the markets in which the Company’s properties are located, as to whether restrictions that have been lifted will be reimposed, or if customers will re-engage with tenants to the extent they have in the past. The Company specializes in the ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores, and the Company’s portfolio and tenants have been impacted by these and other factors as follows:

•As is believed to be the case with retail landlords across the U.S., the Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests. Since the onset of the COVID-19 pandemic, the Company has entered into lease concessions that deferred approximately $10.4 million of contractual amounts billed. As of June 30, 2021, approximately $3.8 million of such deferral amounts have been rebilled, of which approximately $3.0 million, or approximately 80.3%, has been collected. The Company has evaluated and continues to evaluate rent relief requests on a case-by-case basis. Not all tenant requests have resulted or will ultimately result in concession agreements, nor is the Company foregoing its contractual rights under its lease agreements. See Note 1 of the accompanying consolidated financial statements for a discussion on how the Company accounts for COVID-19 related rent concessions.

The Company took a number of proactive measures to maintain the strength of its business and manage the impact of COVID-19 on the Company’s operations and liquidity, including the following:

•Along with the Company’s tenants and the communities they and the Company together serve, the health and safety of the Company’s employees and their families is a top priority. The Company adapted its operations to protect employees, including having implemented a work from home policy, and the Company’s IT systems enabled its team to work seamlessly remotely. With the full reopening of the State of California, the Company resumed operating in its corporate office.

•The Company is in constant communication with its tenants and assisted tenants in identifying local, state and federal resources that became available to support their businesses and employees during the pandemic, including stimulus funds that became available under the Coronavirus Aid, Relief, and Economic Security Act of 2020 and additional stimulus or relief packages implemented by local, state or federal governments.

•The Company does not have any unsecured debt maturing until December 2023. Additionally, the Company does not have any near-term secured debt maturing until approximately $23.1 million matures in mid-2022, and no secured debt maturing in 2023.

•The Company took proactive measures to manage costs related to the Company’s densification activities. There is currently no construction underway at the Company’s properties related to densification, and the only expenditures the Company is making at this time on these projects relate to obtaining entitlements. Other than limited pad development, the Company expects that the only material capital expenditures at the Company’s properties in the near term will be tenant improvements and/or other leasing costs associated with existing and new leases.

•Given the uncertainty of the COVID-19 pandemic’s impact on the Company’s business, and in order to preserve its liquidity position, during 2020, the Company temporarily suspended quarterly dividend distributions, however, the distribution of quarterly cash dividends to stockholders was reinstated in the first quarter of 2021. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT, including maintaining compliance with taxable income distribution requirements.

The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s operations and financial condition, will depend on future developments which are still uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. In addition, the trend toward online shopping for goods and services that accelerated during the COVID-19 pandemic may continue and could result in a permanent decrease in spending levels at brick-and-mortar commercial establishments. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to increases in rent relief requests from tenants, termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at the Company’s properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.

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

The Company’s financial results for the three and six months ended June 30, 2021 have been impacted by the COVID-19 pandemic resulting in reductions in property operating income and its non-GAAP performance measures. The comparability of the Company’s results of operations for the three and six months ended June 30, 2021 to future periods may be impacted by the effects of the outbreak of the COVID-19 pandemic.

Results of Operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended June 30, 2021 and 2020 (in thousands).

		Three Months Ended June 30,
		2021	2020
Operating income per GAAP		$32,022	$20,161
Plus:	Depreciation and amortization	23,507	24,114
	General and administrative expenses	5,232	3,929
	Other expense	331	296
Less:	Gain on sale of real estate	(9,460)	—
Property operating income		$51,632	$48,500

The following comparison for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 88 properties as of June 30, 2021, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended June 30, 2021 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended June 30, 2021 and 2020 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended June 30, 2021
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$27,983	$4,039	$32,022
Plus:	Depreciation and amortization	23,225	282	23,507
	General and administrative expenses (1)	—	5,232	5,232
	Other expenses (1)	—	331	331
Less:	Gain on sale of real estate	—	(9,460)	(9,460)
Property operating income		$51,208	$424	$51,632
______________________
(1)For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended June 30, 2020 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended June 30, 2021 and 2020 and consolidated into the Company’s financial statements during such periods (in thousands).

		Three Months Ended June 30, 2020
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$23,651	$(3,490)	$20,161
Plus:	Depreciation and amortization	23,659	455	24,114
	General and administrative expenses (1)	—	3,929	3,929
	Other expenses (1)	—	296	296
Property operating income		$47,310	$1,190	$48,500
______________________
(1)For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center.

During the three months ended June 30, 2021, the Company generated property operating income of approximately $51.6 million compared to property operating income of $48.5 million generated during the three months ended June 30, 2020, representing an increase of approximately $3.1 million. The property operating income for the 87 same-center properties increased approximately $3.9 million primarily as a result of a decrease in estimated uncollectible rental revenue, offset by a decrease in base rents due to the impacts of the COVID-19 pandemic, including government mandated shutdowns of nonessential business operations, which resulted in some tenant concessions and turnover. The property operating income for the non same-center properties decreased approximately $766,000 primarily due to the sale of one of the Company’s shopping centers during the three months ended June 30, 2021.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended June 30, 2021 of approximately $23.5 million compared to $24.1 million incurred during the three months ended June 30, 2020.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $5.2 million during the three months ended June 30, 2021 compared to $3.9 million during the three months ended June 30, 2020. General and administrative expenses increased approximately $1.3 million primarily as a result of an increase in compensation-related expenses during the three months ended June 30, 2021.

Other expense

The Company incurred other expenses of approximately $331,000 during the three months ended June 30, 2021 compared to $296,000 during the three months ended June 30, 2020. Other expense increased approximately $35,000 primarily as a result of an increase in expenses incurred during the three months ended June 30, 2021 related to the Company’s environmental, social and governance initiatives.

Gain on sale of real estate

On April 21, 2021, the Company sold Euclid Shopping Center, a shopping center located in San Diego, California. The sales price of $25.8 million, less costs to sell, resulted in net proceeds of approximately $25.3 million. The Company recorded a gain on sale of real estate of approximately $9.5 million during the three months ended June 30, 2021 related to this property disposition. There were no property sales in the three months ended June 30, 2020.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended June 30, 2021 of approximately $14.3 million compared to approximately $15.1 million during the three months ended June 30, 2020. Interest expense decreased approximately $788,000 primarily due to a decrease in the amounts outstanding under the credit facility during the three months ended June 30, 2021.

Results of Operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the six months ended June 30, 2021 and 2020 (in thousands):

		Six Months Ended June 30,
		2021	2020
Operating income per GAAP		$54,476	$48,154
Plus:	Depreciation and amortization	46,547	48,392
	General and administrative expenses	9,607	7,873
	Other expense	484	360
Less:	Gain on sale of real estate	(9,460)	—
Property operating income		$101,654	$104,779

The following comparison for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 88 properties as of June 30, 2021, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the six months ended June 30, 2021 related to the 87 same-center properties owned by the Company during the entirety of both the six months ended June 30, 2021 and 2020 and consolidated into the Company’s financial statements during such periods (in thousands):

		Six Months Ended June 30, 2021
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$54,531	$(55)	$54,476
Plus:	Depreciation and amortization	45,889	658	46,547
	General and administrative expenses (1)	—	9,607	9,607
	Other expense (1)	—	484	484
Less:	Gain on sale of real estate	—	(9,460)	(9,460)
Property operating income		$100,420	$1,234	$101,654
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the six months ended June 30, 2020 related to the 87 same-center properties owned by the Company during the entirety of both the six months ended June 30, 2021 and 2020 and consolidated into the Company’s financial statements during such periods (in thousands):

		Six Months Ended June 30, 2020
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$55,057	$(6,903)	$48,154
Plus:	Depreciation and amortization	47,478	914	48,392
	General and administrative expenses (1)	—	7,873	7,873
	Other expense (1)	—	360	360
Property operating income		$102,535	$2,244	$104,779
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the six months ended June 30, 2021, the Company generated property operating income of approximately $101.7 million compared to property operating income of $104.8 million generated during the six months ended June 30, 2020, a decrease of approximately $3.1 million. The property operating income for the 87 same-center properties decreased approximately $2.1 million primarily as a result of a decrease in base rents due to the impacts of the COVID-19 pandemic, including government mandated shutdowns of nonessential business operations, which resulted in some tenant turnover and concessions, offset by a decrease in estimated uncollectible rental revenue. The property operating income for the non same-center properties decreased approximately $1.0 million primarily due to the sale of one of the Company’s shopping centers during the six months ended June 30, 2021.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the six months ended June 30, 2021 of approximately $46.5 million compared to approximately $48.4 million incurred during the six months ended June 30, 2020.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $9.6 million during the six months ended June 30, 2021 compared to approximately $7.9 million during the six months ended June 30, 2020. General and administrative expenses increased approximately $1.7 million primarily as a result of an increase in compensation-related expenses during the six months ended June 30, 2021.

Other expense
The Company incurred other expense of approximately $484,000 during the six months ended June 30, 2021 compared to approximately $360,000 during the six months ended June 30, 2020. Other expense increased approximately $124,000 primarily as a result of an increase in expenses incurred during the six months ended June 30, 2021 related to the Company’s environmental, social and governance initiatives.

Gain on sale of real estate

On April 21, 2021, the Company sold Euclid Shopping Center, a shopping center located in San Diego, California. The sales price of $25.8 million, less costs to sell, resulted in net proceeds of approximately $25.3 million. The Company recorded a gain on sale of real estate of approximately $9.5 million during the six months ended June 30, 2021 related to this property disposition. There were no property sales in the six months ended June 30, 2020.

Interest expense and other finance expenses

The Company incurred interest expense during the six months ended June 30, 2021 of approximately $28.8 million compared to approximately $30.0 million during the six months ended June 30, 2020. Interest expense decreased approximately $1.2 million primarily due to a decrease in the amounts outstanding under the credit facility during the six months ended June 30, 2021.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to ROIC	$16,484	$4,647	$23,899	$16,649
Plus: Depreciation and amortization	23,507	24,114	46,547	48,392
Less: Gain on sale of real estate	(9,460)	—	(9,460)	—
Funds from operations – basic	30,531	28,761	60,986	65,041
Net income attributable to non-controlling interests	1,201	389	1,760	1,523
Funds from operations – diluted	$31,732	$29,150	$62,746	$66,564

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three and six months ended June 30, 2021 and 2020. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 88 properties for the three and six months ended June 30, 2021, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GAAP operating income	$32,022	$20,161	$54,476	$48,154
Depreciation and amortization	23,507	24,114	46,547	48,392
General and administrative expenses	5,232	3,929	9,607	7,873
Other expense	331	296	484	360
Gain on sale of real estate	(9,460)	—	(9,460)	—
Straight-line rent	(294)	(319)	(312)	(230)
Amortization of above- and below-market rent	(2,214)	(2,522)	(4,446)	(8,000)
Property revenues and other expenses (1)	(61)	(99)	(190)	(249)
Total Company cash NOI	49,063	45,560	96,706	96,300
Non same-center cash NOI	(431)	(1,193)	(1,238)	(2,244)
Same-center cash NOI	$48,632	$44,367	$95,468	$94,056
______________________
(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the three months ended June 30, 2021, the Company generated same-center cash NOI of approximately $48.6 million compared to approximately $44.4 million generated during the three months ended June 30, 2020, representing a 9.6% increase. This increase is primarily due to a decrease in projected uncollectible rental revenue, offset by a decrease in base rents resulting from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses and restrictions on business operations, which resulted in some tenant turnover and concessions. During the six months ended June 30, 2021, the Company generated same-center cash NOI of approximately $95.5 million compared to same-center cash NOI of approximately $94.1 million generated during the six months ended June 30, 2020, representing a 1.5% increase. This increase is primarily due to a decrease in projected uncollectible rental revenue, offset by a decrease in base rents resulting from the impacts of the COVID-19 pandemic, including government-mandated shutdowns of nonessential businesses and restrictions on business operations, which resulted in some tenant turnover and concessions.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. As discussed above, as a result of the COVID-19 pandemic, certain of the Company’s tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases. Accordingly, the worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired at June 30, 2021 or December 31, 2020.

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

During the six months ended June 30, 2021, the Company’s primary source of cash was proceeds from the issuance of common stock and distributions from the Operating Partnership. As of June 30, 2021, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

For the six months ended June 30, 2021, dividends paid and payable to stockholders totaled approximately $26.4 million. Additionally, for the six months ended June 30, 2021, distributions paid and payable from the Operating Partnership to the non-controlling interest OP Unitholders totaled approximately $1.9 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $66.7 million.  For the six months ended June 30, 2020, dividends paid to stockholders totaled approximately $23.4 million.  Additionally, for the six months ended June 30, 2020, the Operating Partnership made distributions of approximately $2.2 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $49.0 million.

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

During the six months ended June 30, 2021, the Operating Partnership’s primary source of cash was cash flow from operations and cash contributed by ROIC from the issuance of common stock. As of June 30, 2021, the Operating Partnership has determined that it has adequate capital to meet its debt obligations and operating expenses for the next twelve months.

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

As of June 30, 2021, $300.0 million was outstanding under the term loan and there were no borrowings outstanding under the credit facility. The weighted average interest rate on the term loan during the three and six months ended June 30, 2021 was 1.1%. As discussed in Note 9 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The weighted average interest rate on the credit facility during the three and six months ended June 30, 2021 was 1.0%. The Company had no available borrowings under the term loan at June 30, 2021. The Company had $600.0 million available to borrow under the credit facility at June 30, 2021.

Further, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in each of December 2017, December 2014 and December 2013 and $200.0 million aggregate principal amount of unsecured senior notes in September 2016, each of which were fully and unconditionally guaranteed by the Company.

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. As a result of the COVID-19 pandemic’s impact on the Company’s business, in 2020 the Operating Partnership entered into temporary waiver amendments for one of the covenants contained in its debt agreements. The amendments adjusted the criteria for properties eligible to be included in the unencumbered asset pool used for purposes of calculating the consolidated unencumbered leverage ratio. The temporary waiver period expired April 1, 2021 and the Company was in compliance with such covenants at June 30, 2021.

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

The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB-).

As discussed above, the COVID-19 pandemic has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located. The COVID-19 pandemic could have a material adverse effect on the Company’s financial condition, results of operations and cash flows as the reduced economic activity could severely impact certain of the Company’s tenants’ businesses, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to the Company in full. Closures by the Company’s tenants of their stores could reduce the Company’s cash flows, which could impact the Company’s ability to continue paying dividends to its stockholders at expected levels. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT, including maintaining compliance with taxable income distribution requirements.

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net Cash Provided by (Used in):
Operating Activities	$66,740	$48,966
Investing Activities	$3,079	$(11,536)
Financing Activities	$(29,444)	$110,170

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to approximately $66.7 million in the six months ended June 30, 2021, compared to approximately $49.0 million in the comparable period in 2020. This increase of approximately $17.8 million during the six months ended June 30, 2021 is primarily due to the decrease in accounts receivable and related timing of collections and payments of working capital accounts, offset by a decrease in property operating income of approximately $3.1 million.

Investing Activities

Net cash flows provided by investing activities amounted to approximately $3.1 million in the six months ended June 30, 2021, compared to net cash flows used in investing activities of approximately $11.5 million in the comparable period in 2020. This increase of approximately $14.6 million for the six months ended June 30, 2021 is primarily due to an increase in proceeds from the sale of real estate of approximately $25.3 million, offset by a decrease in proceeds on repayment of mortgage note receivable of approximately $8.0 million and an increase in payments for improvements to properties of approximately $2.3 million.

Financing Activities

Net cash flows used in financing activities amounted to $29.4 million in the six months ended June 30, 2021, compared to net cash flows provided by financing activities of approximately $110.2 million in the comparable period in 2020. This decrease of approximately $139.6 million for the six months ended June 30, 2021 is primarily due to the net decrease in borrowings on the credit facility of $197.5 million, offset by the increase in proceeds from the sale of common stock of approximately $34.8 million, the decrease in dividends paid to common shareholders of approximately $10.3 million and the decrease in repurchase of common stock of approximately $8.8 million.

Contractual Obligations

The following table presents the Company’s operating lease obligations and the principal and interest amounts of the Company’s long-term debt maturing each year, including amortization of principal based on debt outstanding, and other contractual obligations at June 30, 2021 (in thousands):

	Remaining 2021	2022	2023	2024	2025	Thereafter	Total
Contractual obligations:
Mortgage Notes Payable Principal (1)	$416	$24,132	$686	$26,708	$33,337	$—	$85,279
Mortgage Notes Payable Interest	1,871	3,170	2,482	1,627	991	—	10,141
Term loan (2)	—	—	—	—	300,000	—	300,000
Senior Notes Due 2027 (3)	5,238	10,475	10,475	10,475	10,475	270,950	318,088
Senior Notes Due 2026 (3)	3,950	7,900	7,900	7,900	7,900	207,900	243,450
Senior Notes Due 2024 (4)	5,000	10,000	10,000	260,000	—	—	285,000
Senior Notes Due 2023 (5)	6,250	12,500	262,500	—	—	—	281,250
Operating lease obligations	652	1,320	1,345	1,351	1,356	31,652	37,676
Total	$23,377	$69,497	$295,388	$308,061	$354,059	$510,502	$1,560,884
_________________________________
(1)Does not include unamortized mortgage premium of approximately $872,000 as of June 30, 2021.
(2)For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of June 30, 2021 which was 3.0%, inclusive of the swap agreements the Company has entered into.
(3)Represents payments of interest only in years 2021 through 2025 and payments of both principal and interest thereafter.
(4)Represents payments of interest only in years 2021 through 2023 and payments of both principal and interest thereafter.
(5)Represents payments of interest only in years 2021 through 2022 and payments of both principal and interest thereafter.

The Company has committed approximately $10.1 million and $807,000 in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the six months ended June 30, 2021. As of June 30, 2021, the Company did not have any capital lease or purchase obligations.

The Company has entered into several lease agreements with an officer of the Company. Pursuant to the lease agreements, the Company is provided the use of storage space.

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company does not have any off-balance sheet arrangements.

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

As of June 30, 2021, the Company had $300.0 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 9 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into four interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program.  The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of June 30, 2021, exclusive of non-performance risk (in thousands):

Swap Notional	Less 100 basis points	Less 50 basis points	June 30, 2021 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(3,016)	$(2,453)	$(1,894)	$(1,340)	$(792)
$100,000	$(3,016)	$(2,453)	$(1,894)	$(1,340)	$(792)
$50,000	$(2,008)	$(1,725)	$(1,444)	$(1,165)	$(890)
$50,000	$(2,010)	$(1,727)	$(1,446)	$(1,167)	$(892)

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

During the six months ended June 30, 2021, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the six months ended June 30, 2021, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes to our risk factors during the six months ended June 30, 2021.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (and contained in Exhibit 101).
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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: July 29, 2021	Date: July 29, 2021

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: July 29, 2021	Date: July 29, 2021