Form 10-K
period 2021-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2022-02-17
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the common equity held by non-affiliates of Retail Opportunity Investments Corp. as of June 30, 2021, the last business day of its most recently completed second fiscal quarter, was $2.1 billion (based on the closing sale price of $17.66 per share of Retail Opportunity Investments Corp. common stock on that date as reported on the NASDAQ Global Select Market).

There is no public trading market for the operating partnership units of Retail Opportunity Investments Partnership, LP. As a result the aggregate market value of common equity securities held by non-affiliates of this registrant cannot be determined.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 122,802,342 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of February 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Retail Opportunity Investments Corp.’s definitive proxy statement for its 2022 Annual Meeting, to be filed within 120 days after its fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY PARAGRAPH

This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which Retail Opportunity Investments Corp. is the parent company and through its wholly owned subsidiary, acts as general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP. Unless otherwise indicated or unless the context requires otherwise, all references in this report to the Operating Partnership refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of December 31, 2021, ROIC owned an approximate 93.5% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership. Through this subsidiary, ROIC has full and complete authority and control over the Operating Partnership’s business.

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

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Currently, one of the most significant factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the ongoing adverse effect of the COVID-19 pandemic, and federal, state, and/or local regulatory guidelines and private business actions to control it, on the Company’s financial condition, operating results and cash flows, the Company’s tenants and their customers, the use of and demand for retail space, the real estate market in which the Company operates, the U.S. economy, the global economy and the financial markets. The extent to which the COVID-19 pandemic, including any variants thereof, continues to impact the Company and its tenants will depend on future developments, which remain uncertain and cannot be predicted with confidence. Additional factors, many of which may be influenced by the COVID-19 pandemic, that could cause actual outcomes or results to differ materially from those indicated in these statements include:

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

The risks included here are not exhaustive. Other sections of this Annual Report on Form 10-K, including but not limited to “Risk Factors,” and other reports filed with the Securities and Exchange Commission from time to time, may include additional factors that could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

RISK FACTORY SUMMARY

An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

Risks Related to COVID-19

•The current pandemic of the coronavirus (COVID-19) is expected to continue to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the businesses of many of the Company’s tenants and materially and adversely impact and disrupt the Company’s business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service the Company’s debt obligations, and the Company’s ability to pay dividends and other distributions to the Company’s stockholders.

Risks Related to the Company’s Business and Operations

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

Item 1.  Business

Overview

Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”) commenced operations in October 2009 as a fully integrated, self-managed REIT. The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores. As of December 31, 2021, the Company’s portfolio consisted of 90 properties (89 retail and one office) totaling approximately 10.2 million square feet of gross leasable area (“GLA”). The Company is organized in a traditional umbrella partnership real estate investment trust (“UpREIT”) format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the sole general partner of, and ROIC conducts substantially all of its business through, its operating partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), together with its subsidiaries. As of December 31, 2021, ROIC owned an approximate 93.5% partnership interest and other limited partners owned the remaining 6.5% partnership interest in the Operating Partnership.

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

Term Loan and Credit Facility

The Company has an unsecured term loan agreement with several banks under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective December 20, 2019, the Company entered into the First Amendment to First Amended and Restated Term Loan Agreement (as amended, the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from September 8, 2022 to January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a London Inter-Bank Offered Rate (“LIBOR”) rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and S&P Global Ratings (BBB-) and the Company’s investment grade rating from Fitch Ratings was upgraded to BBB from BBB- in January 2022.

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. As a result of the COVID-19 pandemic’s impact on the Company’s business, in 2020 the Operating Partnership entered into temporary waiver amendments for one of the covenants contained in its debt agreements. The amendments adjusted the criteria for properties eligible to be included in the unencumbered asset pool used for purposes of calculating the consolidated unencumbered leverage ratio. The temporary waiver period expired April 1, 2021. The Company was in compliance with such covenants at December 31, 2021.

As of December 31, 2021, $300.0 million was outstanding under the term loan and there were no borrowings outstanding under the credit facility. The weighted average interest rates on the term loan and the credit facility during the year ended December 31, 2021 were 1.1% and 1.0%, respectively. As discussed in Note 11 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The Company had no available borrowings under the term loan at December 31, 2021. The Company had $600.0 million available to borrow under the credit facility at December 31, 2021.

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

During the year ended December 31, 2021, ROIC sold a total of 3,788,035 shares under the Sales Agreements, which resulted in gross proceeds of approximately $69.6 million and commissions of approximately $696,000 paid to the Agents.

The Company plans to finance future acquisitions through a combination of operating cashflow, borrowings under the credit facility, the assumption of existing mortgage debt, the issuance of equity securities including OP Units, equity and debt offerings, and the potential sale of existing assets.

Business Segments

The Company’s primary business is the ownership, management, and redevelopment of retail real estate properties. The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, defined as operating revenues (rental revenue and other income), less property and related expenses (property operating expenses and property taxes). The Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes.

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

Employees and Human Capital Management

As of December 31, 2021, the Company had 68 employees, including 19 maintenance employees at its shopping centers and three executive officers, one of whom is also a member of its board of directors. The Company believes that its talented and committed employees are the foundation of its success and supporting employees, tenants and communities is at the heart of the Company’s business model.

Diversity and Inclusion. The Company values and advances a diverse and inclusive workplace and strives to create equal opportunities for all current and future employees. As an equal opportunity employer, the Company is committed to maintaining an equitable workplace that is free from discrimination or harassment on the basis of race, color, religion, sexual orientation, gender, gender identity or expression, national origin, age, disability, military or veteran status, genetic information, or other statuses protected by applicable federal, state, and local law. The Company does not tolerate disrespectful or inappropriate behavior, harassment, unfair treatment or retaliation of any kind.

The Company believes that its success is dependent upon the diverse backgrounds and perspectives of its employees and directors and strives to build a culture that is collaborative, diverse, supportive and inclusive. As of December 31, 2021, approximately 45% of the Company’s employees identified as a racial or ethnic minority and approximately 70% of the Company’s employees were female. In 2020, the Company also adopted environmental, social and governance (“ESG”) metrics as part of its long-term incentive compensation plan that included holding a diversity and inclusion training for employees. Following the initial training, this is now required annually.

Training and Education. The Company supports the continual development of its employees by providing educational and training opportunities to help advance their personal and professional growth and skills, including accounting and continuing education classes, professional certifications, software training and industry workshops and seminars, in addition to diversity, equity and inclusion training and harassment training for both supervisors and non-supervisors.

Employee Wellness and Benefits. The physical and mental health and wellness of the Company’s employees is paramount. The Company provides employees with competitive compensation and a wide range of benefits including comprehensive medical and dental insurance coverage, short and long-term disability benefits, a 401(K) retirement program with matching, paid maternity, paternity and adoptive leave and vacation, sick and personal leave, flexible work arrangements, flexible savings accounts, and other benefits.

Community Engagement. The Company’s properties provide essential services to the communities in which they are located and the Company understands that they play an important role in making these communities better places to live and work. The Company is committed to making a positive impact in its communities and engages in community activities such as hosting and/or sponsoring free or not-for-profit led community events at its properties throughout the year.

COVID-19 Health and Safety. The health and safety of the Company’s employees and their families remains a top priority, along with the health and safety of the Company’s tenants and the communities they and the Company together serve. In response to the COVID-19 pandemic, during 2020, the Company fully transitioned employees to working remotely and successfully executed its business continuity plan with no disruption to its core financial, operational, and IT systems. During 2021, the corporate office reopened and has accommodated employee’s individual needs as the pandemic has evolved. The Company also established and continues to follow safety protocols and procedures at all of its properties in accordance with guidelines established by the Centers for Disease Control and state guidelines, including increased cleaning, protecting tenants during cleaning, physical distancing procedures, requiring facial coverings when recommended, providing personal protective equipment and cleaning supplies for employees who needed to be onsite, and adding an ultraviolet system to all HVAC units at the Company’s offices. Further, the Company was in constant communication with its tenants and assisted tenants in identifying local, state and federal resources that were available to support their businesses and employees during the pandemic. Additionally, in order to assist tenants in remaining open and operating, the Company offered aid to expand outdoor operations (in accordance with state guidelines), utilizing shaded and broad sidewalk areas, existing courtyard space, and converting lawn and parking stalls into private, umbrellaed spaces for tenants to operate all while procuring key items needed to create outdoor usable spaces for tenants, including umbrellas, partitions, space heaters and wind barriers.

ESG Highlights

2021 Green Lease Leader

•The Company was awarded the highest “Gold” level designation by the U.S. Department of Energy’s Better Buildings Alliance and Institute for Market Transformation due to our efforts to incorporate energy efficiency, cost savings, air quality and sustainability criteria into lease agreements.

Sustainability Reporting

•The Company responded to the Global Real Estate Sustainability Benchmark for the first time in 2021.

•The Company reported in line with the Sustainability Accounting Standards Board standards and the Task Force on Climate-related Financial Disclosures, disclosing information sought by investors.

Energy Management and Clean Energy Infrastructure

•The Company continues to focus on improving energy efficiency at all of its properties.

•The Company is implementing measures such as leasing its roof space to solar companies, installing electric vehicle (“EV”) charging stations, and installing LED lighting.

◦As of December 31, 2021, the Company has 51 EV charging stations at five properties and is expecting to add an additional 32 EV charging stations across a collective seven properties within the next twelve months.

◦The Company finalized solar agreements for nine of its properties, representing approximately 18% of its portfolio by annual base rent.

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

Item 1A.  Risk Factors

Risks Related to COVID-19

The Company’s business, results of operations and financial condition have been and may continue to be or in the future may be adversely impacted by the COVID-19 pandemic or a future public health crisis.

The COVID-19 pandemic has had, and is continuing to have, a significant impact on the businesses of tenants at the Company’s properties and, as a result, on the Company’s business and results of operations. The Company derives substantially all of its revenues from rents and reimbursement payments received from tenants under lease agreements at the Company’s properties and, accordingly, the Company’s business is dependent on the ability of tenants to meet their obligations to the Company under such lease agreements. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s operations and financial condition, will depend on future developments which are still uncertain and cannot be predicted with confidence, including the scope, severity and remaining duration of the pandemic, the severity of COVID-19 variants, the administration and effectiveness of COVID-19 vaccines, the implementation of restrictions on tenant businesses to contain the pandemic or mitigate its impact, and the direct and indirect economic and social effects of the pandemic and such containment measures, among others. The COVID-19 pandemic has impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located, and local, state and federal authorities have, at various times throughout the pandemic, taken preventative measures to alleviate the public health crisis including “shelter-in-place” or “stay-at-home” orders, mandatory business closures and restrictions on business operations, quarantines, restrictions on travel, restrictions on gatherings, social distancing practices, showing proof of vaccinations and face coverings. These preventative measures have affected the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, following the COVID-19 outbreak, grocery stores, pharmacies and retail stores were generally permitted to remain open and operational (with capacity limitations in the case of certain retail stores), restaurants in certain states such as California, Washington, and Oregon were generally limited to take-out and delivery services and outdoor-dining only or subject to capacity limitations when indoor dining was permitted, and bars, movie theaters, gyms and salons in certain states and counties were generally forced to close indoor operations for periods of time. Even as efforts to contain the pandemic, including vaccinations, have made progress and many restrictions have been relaxed or lifted, resurgences and new variants of the virus have caused and may continue to cause additional outbreaks and there is substantial uncertainty about the nature and degree of the continued effects of COVID-19 over time, including whether customers will re-engage with tenants to the extent they have in the past.

A number of the Company’s tenants operate service and retail businesses that require in-person interactions with their customers to generate revenues, and the spread of COVID-19 has decreased customers’ willingness to frequent certain of the Company’s tenants’ physical store locations and has led to a general increase in online consumer purchases through retail websites. There is no guarantee that this trend towards making purchases of goods online will not continue in the future even after the abatement of the COVID-19 pandemic. A prolonged or permanent decrease in customer traffic could make it difficult for the Company to renew or re-lease the Company’s properties at lease rates equal to or above historical rates, and the Company could incur substantial tenant improvement and other leasing costs. One or more of the Company’s tenants may seek the protection of the bankruptcy laws as a result of the impact of the COVID-19 pandemic which could result in the termination of its lease causing a reduction in the Company’s income. Tenant bankruptcies may also make it more difficult for the Company to lease the remainder of the property or properties in which the bankrupt tenant operates and adversely impact the Company’s ability to successfully execute the Company’s re-leasing strategy. Further, in the event of any default by a tenant under its lease agreement, the Company might not be able to fully recover and/or experience delays and additional costs in enforcing the Company’s rights as landlord to recover amounts due to the Company under the terms of the lease agreement, and any vacancies resulting from such defaults or tenant bankruptcies could result in an increase in the number of co-tenancy claims if the occupancy at the Company’s properties falls below required thresholds.

As a result of these and other factors, certain of the Company’s tenants have experienced and continue to experience economic difficulties which may cause them to be unable to meet their obligations to the Company under their lease agreements in full, or at all. A number of the Company’s tenants have sought to modify such obligations and, since the onset of the COVID-19 pandemic, the Company has entered into lease concessions that deferred approximately $11.1 million of contractual amounts billed. As of December 31, 2021, approximately $5.6 million of such amount has been rebilled in accordance with the underlying agreements, of which approximately $4.8 million has been collected. Tenants with whom the Company has entered into lease concessions may continue to seek additional relief, and additional tenants may seek modifications of such obligations in the future, resulting in increases in uncollectible receivables and reductions in rental income. If a significant number of tenants are unable to meet their obligations to the Company, whether due to poor operating results, lack of liquidity or other reasons, the Company’s business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service its debt obligations and pay dividends and other distributions to its stockholders would be materially and adversely affected.

In addition, the COVID-19 pandemic, or a future public health crisis, could have material and adverse effects on the Company’s business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service the Company’s debt obligations and the Company’s ability to pay dividends and other distributions to the Company’s stockholders due to, among other factors:

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

•a prolonged or significant downturn in the U.S. economy resulting from COVID-19 or a future public health crisis could adversely affect the Company’s ability to lease space and negotiate and maintain favorable rents, which could lead to a decline in occupancy and rental revenues;

•difficulties completing the Company’s densification projects on a timely basis, on budget or at all; and

•the potential negative impact on the health of the Company’s personnel, particularly if a significant number of them are impacted.

The extent to which the COVID-19 pandemic continues to impact, or a future public health crisis could impact, the Company’s operations and those of the Company’s tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others, which could have a material impact on the Company’s revenues and could materially and adversely affect the Company’s business, results of operations and financial condition. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

There are many factors that can affect the value of the Company’s assets, including the state of the capital markets and economy. Any reduction in available financing may materially and adversely affect the Company’s ability to achieve its financial objectives. Concern about the stability of the markets generally may limit the Company’s ability and the ability of its tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs. Although the Company will factor in these conditions in acquiring its assets, its long-term success depends in part on general economic conditions and the stability and dependability of the financing market for retail real estate. If the national economy or the local economies in which the Company operates were to experience uncertainty, or if general economic conditions were to worsen, the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected.

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

In the event the Company seeks to redevelop existing properties, these projects could be subject to delays or other risks and might not yield the returns anticipated, which would harm the Company’s financial condition and operating results.

The Company may selectively engage in redevelopment projects at certain of its properties. To the extent the Company enters into redevelopment projects, it will be subject to a number of risks that could negatively affect its return on investment, financial condition, results of operations and the Company’s ability to make distributions to stockholders, including, among others:

•higher than anticipated construction costs, including labor, materials and higher than anticipated financing costs;

•delayed ability or inability to reach projected occupancy, rental rates, profitability, and investment return;

•timing delays due to weather, labor disruptions, zoning or other regulatory approvals, tenant decision delays, delays in anchor approvals of redevelopment plans, where required, acts of God (such as fires, significant storms, earthquakes or floods) and other factors outside the Company’s control, which might make a project less profitable or unprofitable, or delay profitability; and

•expenditure of money and time on projects that might be significantly delayed before stabilization.

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

The Company may continue to expand its investment focus to include more complex mixed-use development and redevelopment projects that pose unique risks to the Company’s return on investment. Mixed-use projects refer to real estate projects that, in addition to retail space, may also include space for residential, office, hotel or other commercial purposes. The Company has less experience in developing and redeveloping and managing non-retail real estate than it does retail real estate. As a result, if a development or redevelopment project includes a non-retail use, the Company may seek to develop that component itself, sell the rights to that component to a third-party developer, or partner with a developer. The Company may be exposed not only to those risks typically associated with the development or redevelopment of retail real estate, but also to risks associated with developing, owning, operating or selling non-retail real estate, with which the Company has less experience, including but not limited to complex entitlement processes. These unique risks may adversely impact the return on investment in these mixed-use development or redevelopment projects. If the Company sells the non-retail components, the Company’s retail component may be impacted by the decisions made by the other owners, and actions of those occupying the non-retail spaces in these mixed-use properties. If the Company partners with a developer, the Company might be dependent upon the partner’s ability to perform and to agree on major decisions that impact the Company’s investment returns of the project. In addition, there is a risk that the non-retail developer may default on its obligations necessitating that the Company complete the other components itself, including providing necessary financing.

Factors affecting the general retail environment could adversely affect the financial condition of the Company’s retail tenants and the willingness of retailers to lease space in its shopping centers, and in turn, materially and adversely affect the Company.

The Company’s properties are focused on the retail real estate market. This means that the performance of the Company’s properties will be impacted by general retail market conditions, including the level of consumer spending and consumer confidence, changing perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the shopping centers, and increasing competition from online retail websites and catalog companies. In addition, the retail business is highly competitive and the Company’s tenants may fail to differentiate their shopping experiences, create an attractive value proposition or execute their business strategies. Furthermore, the Company believes that the increase in digital and mobile technology usage has increased the speed of the transition from shopping at physical locations to web-based purchases and that its tenants may be negatively affected by these changing consumer spending habits. These conditions could adversely affect the financial condition of the Company’s retail tenants and the willingness and ability of retailers to lease space, or renew existing leases, in the Company’s shopping centers and to honor their obligations under existing leases, and in turn, materially and adversely affect the Company.

The Company’s growth depends on external sources of capital, which may not be available in the future.

In order to maintain its qualification as a REIT, the Company is required under the Internal Revenue Code of 1986, as amended, (the “Code”) to annually distribute at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. Because of these distribution requirements, the Company may not be able to fund all future capital needs, including acquisitions, from income from operations. After the Company invests its cash on hand, it expects to depend primarily on the credit facility and other external financing (including debt and equity financings) to fund the growth of its business. The Company’s access to debt or equity financing depends on the willingness of third parties to lend or make equity investments and on conditions in the capital markets generally. As a result of changing economic conditions, the Company may be limited in its ability to obtain additional financing or to refinance existing debt maturities on favorable terms or at all and there can be no assurances as to when financing conditions will improve.

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

The Company derives significant revenues from anchor tenants such as Albertsons / Safeway Supermarkets, Kroger Supermarkets and Rite Aid Pharmacy. As of December 31, 2021, these tenants are the Company’s three largest tenants and accounted for 5.5%, 3.4% and 1.5%, respectively, of its annualized base rent on a pro-rata basis. The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

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

These risks require continuous and likely increasing attention and other resources from the Company to, among other actions, identify and quantify these risks, upgrade and expand the Company’s technologies, systems and processes to adequately address them and provide periodic training for the Company’s employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that the Company’s efforts will be effective. Additionally, we rely on third-party service providers for certain aspects of the Company’s business. The Company can provide no assurance that the networks and systems that the Company’s third-party vendors have established or use will be effective. As the Company’s reliance on technology has increased, so have the risks posed to the Company’s information systems, both internal and those provided by the Company and third-party service providers.

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

The Company believes the risks associated with its business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declines in real estate values, among other factors, could result in a determination that the Company’s assets have been impaired. If the Company determines that an impairment has occurred, the Company would be required to make an adjustment to the net carrying value of the asset which could have an adverse effect on its results of operations in the period in which the impairment charge is recorded. Although the Company will take current economic conditions into account in acquiring its assets, the Company’s long-term success, and the value of its assets, depends in part on general economic conditions and other factors beyond the Company’s control. If the national economy or the local economies in which the Company operates experience uncertainty, or if general economic conditions were to worsen, the value of the Company’s properties could decline, and the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders, could be materially and adversely affected.

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

The Company’s performance depends on the economic conditions in markets in which its properties are concentrated. During the year ended December 31, 2021, the Company’s properties in California, Washington and Oregon accounted for 67%, 20% and 13%, respectively, of its consolidated property operating income. The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Washington and Oregon. Moreover, due to the geographic concentration of its properties, the Company may be disproportionately affected by general risks such as natural disasters, including major fires, floods and earthquakes, severe or inclement weather, and acts of terrorism should such developments occur in or near the markets in California, Washington and Oregon in which the Company’s properties are located.

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

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio. As of December 31, 2021, the Company’s outstanding principal mortgage indebtedness was approximately $84.9 million, and the Company may incur significant additional debt to finance future acquisition and development activities. The Company has a $300.0 million term loan, of which $300.0 million was outstanding as of December 31, 2021. Further, the credit facility consists of a $600.0 million unsecured revolving credit facility, of which no funds were outstanding as of December 31, 2021.

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

Interest the Company pays could reduce cash available for distributions. As of December 31, 2021, the Company had no borrowings outstanding under the Company’s $600.0 million unsecured revolving credit facility and $300.0 million outstanding under its $300.0 million term loan, that bear interest at a variable rate. In addition, the Company may incur variable rate debt in the future, including mortgage debt, borrowings under the credit facility or new credit facilities. The Federal Reserve Board of Governors has announced its intention to determine what future adjustments are appropriate to the federal funds rate over time, including as a result of increased concerns over inflation, but such changes in fiscal and monetary policies are beyond the Company’s control and are difficult to predict. An increase in interest rates would increase the Company’s interest costs, which could adversely affect the Company’s cash flow, results of operations, ability to pay principal and interest on debt and pay dividends and other distributions to its stockholders, and reduce the Company’s access to capital markets. In addition, if the Company needs to repay existing debt during periods of rising interest rates, it may be required to incur additional indebtedness at higher rates. From time to time, the Company may enter into interest rate swap agreements and other interest rate hedging contracts with the intention of lessening the impact of rising interest rates. However, increased interest rates may increase the risk that the counterparties to such agreements may not be able to fulfill their obligations under these agreements, and there can be no assurance that these arrangements will be effective in reducing the Company’s exposure to interest rate changes. These risks could materially and adversely affect the Company’s cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders. The Company’s use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose the Company to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations or that the Company could be required to fund the Company’s contractual payment obligations under such arrangements in relatively large amounts or on short notice. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate the Company from risks associated with interest rate fluctuations. There can be no assurance that the Company’s hedging activities will have the desired beneficial impact on the Company’s results of operations, liquidity and financial condition.

The replacement of LIBOR may affect the value of certain of the Company’s financial obligations and could affect the Company’s results of operations or financial condition.

As announced on March 5, 2021 by the ICE Benchmark Administration Limited (“IBA”) and the U.K. Financial Conduct Authority, the IBA will cease publishing the overnight, 1-month, 3-month, 6-month and 12-month settings of U.S. dollar LIBOR rates immediately after June 30, 2023. The Alternative Reference Rates Committee (“ARCC”), which was convened by the Federal Reserve Board and the New York Federal Reserve Bank, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for U.S. dollar LIBOR. As of December 31, 2021, the Company had outstanding approximately $300.0 million of variable rate debt that was indexed LIBOR. There can be no assurance that the benchmark replacement rate plus any spread adjustment will be economically equivalent to U.S. dollar LIBOR. In addition, market practices related to calculation conventions for replacement benchmark rates continue to develop and may vary, and inconsistent conventions may develop among financial products. Inconsistent use of replacement rates or calculation conventions among financial products could expose the Company to additional financial risks and increase the cost of any related hedging transactions. It is not possible to predict all consequences of the IBA’s plans to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts. There is no guarantee that a transition from LIBOR to alternative reference rates will not result in financial market disruptions or significant increases in the Company’s borrowing costs or the costs of any related hedging, any of which could have an adverse effect on its business, results of operations, financial condition, and the market price of its common stock.

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

The U.S. federal income tax treatment regarding cash settlement of a forward sale agreement is unclear and could jeopardize the Company’s ability to meet the REIT qualification requirements.

In the event that the Company elects to settle any forward sale agreement with respect to the Company’s at-the-market offering described above under “Business—Financing Activities—ATM Equity Offering” for cash and the settlement price is different than the applicable forward sale price, the Company will either receive a cash payment from or make a cash payment to the relevant Forward Purchaser. Under Section 1032 of the Code, generally, no gain or loss is recognized by a corporation in dealing in its own stock, including pursuant to a “securities futures contract.” Although the Company believes that any amount received by the Company in exchange for its common stock would qualify for the exemption under Section 1032 of the Code, it is unclear whether a cash settlement of such forward sale agreement would also qualify for such exemption. In the event that the Company recognizes a significant gain from the cash settlement of a forward sale agreement, the Company might not be able to satisfy the gross income requirements applicable to REITs under the Code. In the event that the Company is required to make a significant payment in cash to settle a forward sale agreement, the Company might not be able to satisfy the distribution requirements applicable to REITs under the Code, absent additional debt or equity financing. While the Company would not anticipate electing the cash settlement option under any forward sale agreement, such a cash settlement election could result in the Company’s failure to satisfy the REIT income tests or distribution requirements. In that case, the Company may be able to rely upon the relief provisions under the Code in order to avoid the loss of the Company’s REIT status. In the event that these relief provisions were not available, the Company could lose its REIT status under the Code.

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

The Company cannot provide assurance of its ability to pay distributions in the future.

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

The Company cannot provide assurance that it will achieve results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions in the future. In addition, some of the Company’s distributions may include a return of capital.

The Company is subject to certain state laws and exchange requirements relating to the composition of its board of directors, including recently enacted diversity and gender quotas.

California has enacted laws requiring public companies headquartered in California to maintain minimum female representation and to maintain minimum representation from underrepresented communities on their boards of directors. In addition, the Nasdaq has enacted certain requirements concerning diversity on boards of directors. The Company is in compliance with all such requirements. However, there can be no assurance that the composition of the Company’s board will not change in the future or that the Company will be able to recruit, attract and/or retain qualified members of the board and meet such requirements in the future, which may cause certain investors to divert their holdings in the Company’s stock and expose it to penalties and/or reputational harm.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains its executive office at 11250 El Camino Real, Suite 200, San Diego, CA 92130.

As of December 31, 2021, the Company’s portfolio consisted of 90 properties (89 retail and one office) totaling approximately 10.2 million square feet of gross leasable area. As of December 31, 2021, the Company’s retail portfolio was approximately 97.5% leased. During the year ended December 31, 2021, the Company leased or renewed a total of approximately 1.4 million square feet in its portfolio. The Company has committed approximately $21.5 million, or $47.93 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2021. The Company has committed approximately $1.5 million, or $3.25 per square foot, in leasing commissions, for the new leases that occurred during the year ended December 31, 2021. Additionally, the Company has committed approximately $766,000, or $0.78 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2021. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2021.

The following table provides information regarding the Company’s retail properties as of December 31, 2021:

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants

Southern California
Los Angeles metro area
Paramount Plaza	1966/2010	2009	95,062	15	100.0%	Grocery Outlet Supermarket, 99¢ Only Stores, Rite Aid Pharmacy
Claremont Promenade	1982/2011	2010	92,297	25	96.3%	Super King Supermarket
Gateway Village	2003/2005	2010	96,959	30	100.0%	Sprouts Market
Seabridge Marketplace	2006	2012	98,348	22	97.9%	Safeway (Vons) Supermarket
Glendora Shopping Center	1992/2012	2012	106,535	21	97.5%	Albertsons Supermarket
Redondo Beach Plaza	1993/2004	2012	110,509	16	100.0%	Safeway (Vons) Supermarket, Petco
Diamond Bar Town Center	1981	2013	100,342	23	100.0%	Walmart Neighborhood Market, Crunch Fitness
Diamond Hills Plaza	1973/2008	2013	139,505	40	96.6%	H-Mart Supermarket
Plaza de la Canada	1968/2010	2013	100,425	12	97.3%	Gelson’s Supermarket, TJ Maxx, Rite Aid Pharmacy
Fallbrook Shopping Center	1966/1986/ 2003/2015	2014	755,299	46	99.0%	Sprouts Market, Trader Joe’s, Kroger (Ralph’s) Supermarket (1), TJ Maxx
Moorpark Town Center	1984/2014	2014	133,547	21	90.7%	Kroger (Ralph’s) Supermarket, CVS Pharmacy
Ontario Plaza	1997-1999	2015	150,149	25	97.2%	El Super Supermarket, Rite Aid Pharmacy
Park Oaks Shopping Center	1959/2005	2015	110,092	25	90.5%	Safeway (Vons) Supermarket, Dollar Tree
Warner Plaza	1973-1974/ 2016-2017	2015	110,918	65	93.1%	Sprouts Market, Kroger (Ralph’s) Supermarket (1), Rite Aid Pharmacy (1)
Magnolia Shopping Center	1962/1972/ 1987/2016	2016	116,360	21	86.1%	Kroger (Ralph’s) Supermarket
Casitas Plaza Shopping Center	1972/1982	2016	105,118	26	99.2%	Albertsons Supermarket, CVS Pharmacy
Bouquet Center	1985	2016	148,903	27	97.4%	Safeway (Vons) Supermarket, CVS Pharmacy, Ross Dress For Less
North Ranch Shopping Center	1977-1990	2016	146,444	32	86.2%	Kroger (Ralph’s) Supermarket, Trader Joe’s, Rite Aid Pharmacy, Petco
The Knolls	2000/2016	2016	52,021	7	100.0%	Trader Joe’s, Pet Food Express
The Terraces	1958/1970/ 1989	2017	172,922	28	93.8%	Trader Joe’s, Marshall’s, LA Fitness

Orange County metro area
Santa Ana Downtown Plaza	1987/2010	2010	105,536	30	98.9%	Kroger (Food 4 Less) Supermarket, Marshall’s
Sycamore Creek	2008	2010	74,198	17	98.2%	Safeway (Vons) Supermarket, CVS Pharmacy (1)
Desert Springs Marketplace	1993-94 / 2013	2011	113,718	18	90.6%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Cypress Center West	1970/1978 / 2014	2012	106,800	33	100.0%	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Harbor Place Center	1994	2012	122,636	11	99.0%	AA Supermarket, Ross Dress For Less, AutoZone Mega Hub
5 Points Plaza	1961-62 / 2012 / 2015	2013	160,536	34	90.9%	Trader Joe’s
Peninsula Marketplace	2000	2013	95,416	14	99.0%	Kroger (Ralph’s) Supermarket, Planet Fitness
Fullerton Crossroads	1977/1997/ 2010-2011	2017	219,785	26	98.9%	Kroger (Ralph’s) Supermarket, Kohl’s, Jo-Ann Fabrics and Crafts
The Village at Nellie Gail Ranch	1897 / 2014-2015	2017	89,041	24	96.3%	Smart & Final Extra Supermarket

San Diego metro area
Marketplace Del Rio	1990/2004	2011	183,787	46	97.7%	Stater Brothers Supermarket, Walgreens
Renaissance Towne Centre	1991/2011	2011	53,272	29	94.6%	CVS Pharmacy
Bay Plaza	1986/2013	2012	73,324	29	98.0%	Seafood City Supermarket
Bernardo Heights Plaza	1983/2006	2013	37,729	5	100.0%	Sprouts Market

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants

Hawthorne Crossings	1993/1999	2013	141,288	19	99.3%	Mitsuwa Supermarket, Ross Dress For Less, Staples
Creekside Plaza	1993/2005	2014	133,914	26	94.4%	Stater Brothers Supermarket, AMC Theatres
Palomar Village	1989/2019	2021	125,130	28	99.0%	Albertsons Supermarket, CVS Pharmacy

Northern California
San Francisco metro area
Pleasant Hill Marketplace	1980	2010	69,715	3	100.0%	Total Wine and More, Buy Buy Baby, Basset Furniture
Pinole Vista Shopping Center	1981/2012	2011/2018/2021	140,962	28	98.6%	SaveMart (Lucky of CA) Supermarket, Planet Fitness
Country Club Gate Center	1974/2012	2011	109,331	32	92.4%	SaveMart (Lucky of CA) Supermarket, Rite Aid Pharmacy
Marlin Cove Shopping Center	1972/2001	2012	73,943	26	100.0%	99 Ranch Market
The Village at Novato	2006	2012	20,081	4	100.0%	Trader Joe’s, Pharmaca Pharmacy
Santa Teresa Village	1974-79 / 2013	2012	131,713	39	98.6%	Grocery Outlet Supermarket, Dollar Tree, MedVet Silicon Valley
Granada Shopping Center	1962/1994	2013	71,525	16	100.0%	SaveMart (Lucky of CA) Supermarket
Country Club Village	1995	2013	111,093	23	97.7%	Walmart Neighborhood Market, CVS Pharmacy
North Park Plaza	1997	2014	76,697	18	100.0%	H-Mart Supermarket
Winston Manor	1977/1988/ 2011/2015	2015	49,852	14	91.0%	Grocery Outlet Supermarket
Jackson Square	1972/1997	2015	114,220	17	100.0%	Safeway Supermarket, CVS Pharmacy, 24 Hour Fitness
Gateway Centre	1996	2015	112,553	23	94.3%	SaveMart (Lucky of CA) Supermarket, Walgreens
Iron Horse Plaza	1998-1999	2015	61,915	11	100.0%	Lunardi’s Market
Monterey Center	2007	2016	25,626	9	93.7%	Trader Joe’s, Pharmaca Pharmacy
Santa Rosa Southside Shopping Center	1983-1984	2017	88,606	9	100.0%	REI, Cost Plus World Market, DSW
Monta Loma Plaza	1973/ 2009-2010	2017	49,694	11	100.0%	Safeway Supermarket
Canyon Creek Plaza	2000/2018	2021	64,662	24	98.5%	New Seasons Market

Pacific Northwest
Seattle Metropolitan
Meridian Valley Plaza	1978/2011	2010	51,597	16	100.0%	Kroger (QFC) Supermarket
The Market at Lake Stevens	2000	2010	74,130	9	100.0%	Albertsons (Haggen) Supermarket
Canyon Park Shopping Center	1980/2012	2011	123,592	24	100.0%	PCC Community Markets, Rite Aid Pharmacy, Petco
Hawks Prairie Shopping Center	1988/2012	2011	157,529	24	100.0%	Safeway Supermarket, Dollar Tree, Big Lots
The Kress Building	1924/2005	2011	74,616	6	73.5%	IGA Supermarket, TJMaxx
Gateway Shopping Center	2007	2012	104,298	19	96.1%	WinCo Foods (1), Rite Aid Pharmacy, Ross Dress For Less
Aurora Square	1980/1987	2012/2014	108,558	17	100.0%	Central Supermarket, Marshall’s
Canyon Crossing	2008-2009	2013	120,398	28	100.0%	Safeway Supermarket
Crossroads Shopping Center	1962/2004/ 2015	2010/2013	473,131	93	97.8%	Kroger (QFC) Supermarket, Bed Bath & Beyond, Dick’s Sporting Goods
Bellevue Marketplace	1971/1982/ 2017	2015	113,758	20	100.0%	Asian Family Market
Four Corner Square	1983/2015	2015	119,531	30	100.0%	Grocery Outlet Supermarket, Walgreens, Johnsons Home & Garden
Bridle Trails Shopping Center	1980/1984/ 1987	2016	110,257	31	100.0%	Grocery Outlet Supermarket, Rite Aid (Bartell) Pharmacy, Dollar Tree
PCC Community Markets Plaza	1981/2007	2017	34,459	1	100.0%	PCC Community Markets
Highland Hill Shopping Center	1956/1989/ 2006	2017	163,926	20	100.0%	National Supermarket, LA Fitness, Dollar Tree, Petco

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Principal Tenants

North Lynnwood Shopping Center	1963/1965/ 2003	2017	63,606	10	95.8%	Grocery Outlet Supermarket, Dollar Tree
Stadium Center	1926/2016	2018	48,888	7	100.0%	Thriftway Supermarket
Summerwalk Village	2014-2015	2019	60,343	10	98.0%	Walmart Neighborhood Market
South Point Plaza	1986/2008	2021	189,960	23	97.2%	Grocery Outlet, Rite Aid Pharmacy, Hobby Lobby, Pep Boys
Olympia West Center	1980/1995	2021	69,212	7	100.0%	Trader Joe’s, Petco

Portland metro area
Happy Valley Town Center	2007	2010	138,397	38	100.0%	New Seasons Supermarket
Wilsonville Old Town Square	2011	2010/2012	49,937	19	100.0%	Kroger (Fred Meyer) Supermarket (1)
Cascade Summit Town Square	2000	2010	94,934	26	100.0%	Safeway Supermarket
Heritage Market Center	2000	2010	108,054	21	100.0%	Safeway Supermarket, Dollar Tree
Division Crossing	1992	2010	103,561	20	100.0%	Rite Aid Pharmacy, Ross Dress For Less, Ace Hardware
Halsey Crossing	1992	2010	99,428	19	100.0%	24 Hour Fitness, Dollar Tree
Hillsboro Market Center	2001-2002	2011	156,021	23	100.0%	Albertsons Supermarket, Dollar Tree, Ace Hardware
Robinwood Shopping Center	1980/2012	2013	70,831	16	100.0%	Walmart Neighborhood Market
Tigard Marketplace	1988/2005	2014	136,889	19	100.0%	H-Mart Supermarket, Bi-Mart
Wilsonville Town Center	1991/1996	2014	167,829	39	99.2%	Safeway Supermarket, Rite Aid Pharmacy, Dollar Tree
Tigard Promenade	1996	2015	88,043	15	97.7%	Safeway Supermarket
Sunnyside Village Square	1996-1997	2015	92,278	14	100.0%	Grocery Outlet Supermarket, Snap Fitness, Ace Hardware
Johnson Creek Center	2003/2009	2015	108,588	15	100.0%	Trader Joe’s, Walgreens, Sportsman’s Warehouse
Rose City Center	1993/2012	2016	60,680	3	100.0%	Safeway Supermarket
Division Center	1986-1987/ 2013-2014	2017	118,122	24	100.0%	Grocery Outlet Supermarket, Rite Aid Pharmacy, Petco
Riverstone Marketplace	2002-2004	2017	95,774	24	100.0%	Kroger (QFC) Supermarket
King City Plaza	1970/1980/ 1990	2018	62,676	17	83.5%	Grocery Outlet Supermarket
Total Properties			10,163,884	1,970	97.5%
_______________

(1)Retailer is not a tenant of the Company.

As illustrated by the following tables, the Company’s shopping centers are substantially diversified by both tenant mix and by the staggering of its major tenant lease expirations. For the year ended December 31, 2021, no single tenant comprised more than 5.5% of the total annual base rent of the Company’s portfolio.

The following table sets forth a summary schedule of the Company’s ten largest tenants by percent of total annual base rent, as of December 31, 2021:

Tenant	Number of Leases	% of Total Annual Base Rent (1)
Albertsons / Safeway Supermarkets	19	5.5%
Kroger Supermarkets	11	3.4%
Rite Aid Pharmacy	14	1.5%
JP Morgan Chase	21	1.4%
Trader Joe’s	9	1.4%
Grocery Outlet Supermarkets	10	1.4%
SaveMart Supermarkets	4	1.3%
Marshall’s / TJMaxx	6	1.3%
Sprouts Markets	4	1.2%
H-Mart Supermarkets	3	1.1%
	101	19.5%
___________________

(1)Annual base rent (“ABR”) is equal to the annualized cash rent for all leases in place as of December 31, 2021 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place across the Company’s total retail portfolio at December 31, 2021 (dollars in thousands):

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Percent of Total ABR
2022	284	745,044	$19,325	8.8%
2023	321	1,377,246	32,767	14.7%
2024	293	1,146,014	28,411	12.8%
2025	274	1,339,770	28,780	13.0%
2026	286	1,353,992	29,409	13.2%
2027	167	760,831	16,101	7.3%
2028	77	802,114	17,476	7.9%
2029	63	595,474	12,177	5.4%
2030	46	342,936	7,898	3.5%
2031	64	461,674	10,624	4.8%
Thereafter	95	979,959	18,919	8.6%
Total	1,970	9,905,054	$221,887	100%
___________________

(1)Assumes no tenants exercise renewal options or cancellation options.
(2)Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2021 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place with the Company’s retail anchor tenants at December 31, 2021 (dollars in thousands). Anchor tenants are tenants with leases occupying at least 15,000 square feet or more.

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	Annual Base Rent (2)	Percent of Total ABR
2022	7	271,556	$3,673	1.7%
2023	25	723,122	12,025	5.4%
2024	15	505,124	8,415	3.8%
2025	22	730,180	9,919	4.5%
2026	23	737,297	9,595	4.3%
2027	11	324,499	3,486	1.6%
2028	17	626,813	11,087	5.0%
2029	12	433,505	6,988	3.1%
2030	6	226,514	3,431	1.5%
2031	9	276,035	4,926	2.2%
Thereafter	18	688,289	10,030	4.6%
Total	165	5,542,934	$83,575	37.7%
____________________

(1)Assumes no tenants exercise renewal or cancellation options.
(2)Annual base rent is equal to the annualized cash rent for all leases in place as of December 31, 2021 (including initial cash rent for new leases).

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

Holders

As of February 11, 2022, ROIC had 66 registered holders. Such information was obtained through the registrar and transfer agent.

Operating Partnership

As of December 31, 2021, the Operating Partnership had 46 registered holders, including Retail Opportunity Investments GP, LLC.

Stockholder Return Performance

The above graph compares the cumulative total return on the Company’s common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the National Association of Real Estate Investment Trusts Equity Index (“FTSE NAREIT Equity REITs”) from December 31, 2016 through December 31, 2021. The stock price performance graph assumes that an investor invested $100 in each of ROIC and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of ROIC’s shares of common stock.

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Retail Opportunity Investments Corp.	$100.00	$97.99	$81.39	$94.70	$72.94	$109.87
S&P500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
FTSE NAREIT Equity REITs	$100.00	$108.67	$104.28	$134.17	$127.30	$179.87

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of December 31, 2021, ROIC owned an approximate 93.5% partnership interest and other limited partners owned the remaining approximate 6.5% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of December 31, 2021, the Company’s portfolio consisted of 90 properties (89 retail and one office) totaling approximately 10.2 million square feet of GLA. As of December 31, 2021, the Company’s retail portfolio was approximately 97.5% leased. During the year ended December 31, 2021, the Company leased and renewed approximately 448,000 and 979,000 square feet, respectively, in its portfolio.

The table below provides a reconciliation of beginning of year vacant space to end of year vacant space for its retail portfolio as of December 31, 2021:

Vacant Space Square Footage
Vacant space at December 31, 2020	322,538
Square footage vacated	145,294
Vacant space in acquired properties	12,211
Vacant space in sold properties	(29,599)
Square footage leased	(201,336)
Vacant space at December 31, 2021	249,108

The Company has committed approximately $21.5 million, or $47.93 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2021. The Company has committed approximately $1.5 million, or $3.25 per square foot, in leasing commissions for the new leases that occurred during the year ended December 31, 2021. Additionally, the Company has committed approximately $766,000, or $0.78 per square foot, in tenant improvements, including building and site improvements, for the renewed leases that occurred during the year ended December 31, 2021. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2021.

Impact of COVID-19

The spread of COVID-19 has had a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Local, state and federal authorities have taken preventative measures to alleviate the public health crisis and these preventative measures have affected the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, following the COVID-19 outbreak, grocery stores, pharmacies and retail stores were generally permitted to remain open and operational (with capacity limitations in the case of certain retail stores), restaurants in certain states such as California, Washington, and Oregon were generally limited to take-out and delivery services and outdoor-dining only or subject to capacity limitations when indoor dining was permitted, and bars, movie theaters, gyms and salons in certain states and counties were generally forced to close indoor operations for periods of time. Even as efforts to contain the pandemic, including vaccinations, have made progress, there is substantial uncertainty about the nature and degree of the continued effects of COVID-19 over time, including whether customers will re-engage with tenants to the extent they have in the past.

The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s operations and financial condition, will depend on future developments which are still uncertain and cannot be predicted with confidence. In addition, the trend toward online shopping for goods and services that accelerated during the COVID-19 pandemic may continue and could result in a permanent decrease in spending levels at brick-and-mortar commercial establishments. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to increases in rent relief requests from tenants, termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at the Company’s properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.

As is believed to be the case with retail landlords across the U.S., the Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests. Since the onset of the COVID-19 pandemic, the Company has entered into lease concessions that deferred approximately $11.1 million of contractual amounts billed. As of December 31, 2021, approximately $5.6 million of such deferral amounts have been rebilled in accordance with the underlying agreements, of which approximately $4.8 million, or approximately 85.4%, has been collected. The Company has evaluated and continues to evaluate rent relief requests on a case-by-case basis. Not all tenant requests have resulted or will ultimately result in concession agreements, nor is the Company foregoing its contractual rights under its lease agreements. See Note 1 of the accompanying consolidated financial statements for a discussion on how the Company accounts for COVID-19 related rent concessions.

The Company’s financial results for the year ended December 31, 2021 have been impacted by the COVID-19 pandemic resulting in reductions in property operating income and its non-GAAP performance measures from changes in projected uncollectible rental revenue. The comparability of the Company’s results of operations for the year ended December 31, 2021 to future periods may be impacted by the effects of the outbreak of the COVID-19 pandemic.

Results of Operations

At December 31, 2021, the Company had 90 properties (89 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because the properties are located in densely populated areas and are leased to retailers that provide necessity-based, non-discretionary goods and services, the nature of its investments provides for relatively stable revenue flows. The Company has a strong capital structure with manageable debt as of December 31, 2021. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

Property operating income is a non-GAAP financial measure of performance. The Company defines property operating income as operating revenues (rental revenue and other income), less property and related expenses (property operating expenses and property taxes). Property operating income excludes general and administrative expenses, mortgage interest income, depreciation and amortization, acquisition transaction costs, other expense, interest expense, gains and losses from property acquisitions and dispositions, equity in earnings from unconsolidated joint ventures, and extraordinary items. Other REITs may use different methodologies for calculating property operating income, and accordingly, the Company’s property operating income may not be comparable to other REITs.

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

For the Company’s discussion related to the results of operations and liquidity and capital resources for fiscal year 2019, including certain comparisons of results for fiscal year 2020 to fiscal year 2019, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in its fiscal 2020 Form 10-K, filed with the Securities and Exchange Commission on February 24, 2021.

Results of Operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Property Operating Income

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to consolidated property operating income for the years ended December 31, 2021 and 2020 (in thousands):

		Year Ended December 31,
		2021	2020
Operating income per GAAP		$114,895	$94,447
Plus:	Depreciation and amortization	92,929	97,731
	General and administrative expenses	19,654	16,755
	Other expense	860	843
Less:	Gain on sale of real estate	(22,340)	—
Property operating income		$205,998	$209,776

The following comparison for the year ended December 31, 2021 compared to the year ended December 31, 2020, makes reference to the effect of the same-center properties. Same-center properties, which totaled 85 of the Company’s 90 properties as of December 31, 2021, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2021 related to the 85 same-center properties owned by the Company during the entirety of both the years ended December 31, 2021 and 2020 and consolidated into the Company’s financial statements during such periods (in thousands):

		Year Ended December 31, 2021
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$110,599	$4,296	$114,895
Plus:	Depreciation and amortization	89,063	3,866	92,929
	General and administrative expenses (1)	—	19,654	19,654
	Other expense (1)	—	860	860
Less:	Gain on sale of real estate	—	(22,340)	(22,340)
Property operating income		$199,662	$6,336	$205,998
______________________

(1)For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2020 related to the 85 same-center properties owned by the Company during the entirety of both the years ended December 31, 2021 and 2020 and consolidated into the Company’s financial statements during such periods (in thousands):

		Year Ended December 31, 2020
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$109,344	$(14,897)	$94,447
Plus:	Depreciation and amortization	93,735	3,996	97,731
	General and administrative expenses (1)	—	16,755	16,755
	Other expense (1)	—	843	843
Property operating income		$203,079	$6,697	$209,776
______________________

(1)For illustration purposes, general and administrative expenses and other expenses are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the year ended December 31, 2021, the Company generated property operating income of approximately $206.0 million compared to property operating income of $209.8 million generated during the year ended December 31, 2020, representing a decrease of approximately $3.8 million. The property operating income for the 85 same-center properties decreased approximately $3.4 million primarily due to the accelerated recognition of below-market lease intangible liabilities resulting from two lease terminations in the year ended December 31, 2020 of approximately $7.4 million offset by a decrease in estimated uncollectible rental revenue in the year ended December 31, 2021.

Depreciation and amortization

The Company incurred depreciation and amortization expenses of approximately $92.9 million during the year ended December 31, 2021 compared to $97.7 million incurred during the year ended December 31, 2020. Depreciation expense decreased approximately $4.8 million primarily as a result of tenant turnover during the year ended December 31, 2020 where values ascribed to leases in place upon acquisition of properties in prior years were disposed of.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $19.7 million during the year ended December 31, 2021 compared to $16.8 million incurred during the year ended December 31, 2020. General and administrative expenses increased approximately $2.9 million primarily as a result of an increase in compensation-related expenses during the year ended December 31, 2021.

Gain on sale of real estate

On April 21, 2021, the Company sold Euclid Shopping Center, a shopping center located in San Diego, California. The sales price of $25.8 million, less costs to sell, resulted in net proceeds of approximately $25.3 million. The Company recorded a gain on sale of real estate of approximately $9.5 million during the year ended December 31, 2021 related to this property disposition. On August 12, 2021, the Company sold Green Valley Station, a shopping center located in Sacramento, California. The sales price of $15.1 million, less costs to sell, resulted in net proceeds of approximately $14.4 million. The Company recorded a gain on sale of real estate of approximately $5.5 million during the year ended December 31, 2021 related to this property disposition. Additionally, on September 28, 2021, the Company sold Mills Shopping Center, a shopping center located in Sacramento, California. The sales price of $28.8 million, less costs to sell, resulted in net proceeds of approximately $28.4 million. The Company recorded a gain on sale of real estate of approximately $7.4 million during the year ended December 31, 2021 related to this property disposition. The Company recorded no such gains on sale during the year ended December 31, 2020.

Interest expense and other finance expenses

The Company incurred approximately $57.5 million of interest expense and other finance expenses during the year ended December 31, 2021 compared to approximately $59.7 million incurred during the year ended December 31, 2020. Interest expense and other finance expenses decreased approximately $2.2 million primarily due to a decrease in the amounts outstanding under the credit facility during the year ended December 31, 2021.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net income attributable to ROIC	$53,508	$32,014
Plus: Depreciation and amortization	92,929	97,731
Less: Gain on sale of real estate	(22,340)	—
Funds from operations – basic	124,097	129,745
Net income attributable to non-controlling interests	3,852	2,707
Funds from operations – diluted	$127,949	$132,452

Cash Net Operating Income (“NOI”)

Cash NOI is a non-GAAP financial measure of the Company’s performance. The most directly comparable GAAP financial measure is operating income. The Company defines cash NOI as operating revenues (rental revenue and other income), less property and related expenses (property operating expenses and property taxes), adjusted for non-cash revenue and operating expense items such as straight-line rent and amortization of lease intangibles, debt-related expenses, and other adjustments. Cash NOI also excludes general and administrative expenses, depreciation and amortization, acquisition transaction costs, other expense, interest expense, gains and losses from property acquisitions and dispositions, and extraordinary items. Other REITs may use different methodologies for calculating cash NOI, and accordingly, the Company’s cash NOI may not be comparable to other REITs.

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2021 and 2020. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 85 of the Company’s 90 properties as of December 31, 2021, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters (in thousands):

	Year Ended December 31,
	2021	2020
GAAP operating income	$114,895	$94,447
Depreciation and amortization	92,929	97,731
General and administrative expenses	19,654	16,755
Other expense	860	843
Gain on sale of real estate	(22,340)	—
Straight-line rent	(959)	(1,079)
Amortization of above- and below-market rent	(8,795)	(17,654)
Property revenues and other expenses (1)	(768)	(484)
Total Company cash NOI	195,476	190,559
Non same-center cash NOI	(6,089)	(6,736)
Same-center cash NOI	$189,387	$183,823
______________________

(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the year ended December 31, 2021, the Company generated same-center cash NOI of approximately $189.4 million compared to same-center cash NOI of approximately $183.8 million generated during the year ended December 31, 2020, representing a 3.0% increase. This increase is primarily due to a decrease in projected uncollectible rental revenue, offset by an increase in operating expenses.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things. Management’s estimates of the required allowance are subject to revision as these factors change and are sensitive to the effects of economic and market conditions on tenants, particularly those at retail properties. Estimates are used to establish reimbursements from tenants for common area maintenance, real estate tax and insurance costs. The Company analyzes the balance of its estimated accounts receivable for real estate taxes, common area maintenance and insurance for each of its properties by comparing actual recoveries versus actual expenses and any actual write-offs. Based on its analysis, the Company may record an additional amount in its allowance for doubtful accounts related to these items. In addition, the Company also provides an allowance for future credit losses in connection with the deferred straight-line rent receivable.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. For example, as a result of the COVID-19 pandemic, certain of the Company’s tenants may be unable to make timely rental payments to the Company under their leases which could impact our cash flows. The worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2021.

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

During the year ended December 31, 2021, the Company’s primary sources of cash were distributions from the Operating Partnership and proceeds from the issuance of common stock. As of December 31, 2021, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

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

During the year ended December 31, 2021, ROIC sold a total of 3,788,035 shares under the Sales Agreements, which resulted in gross proceeds of approximately $69.6 million and commissions of approximately $696,000 paid to the Agents. The Company intends to use the net proceeds for general corporate purposes, which may include, among other things, the funding of acquisitions and additions to working capital.

For the year ended December 31, 2021, dividends paid and payable to stockholders totaled approximately $61.8 million. Additionally, for the year ended December 31, 2021, distributions paid and payable from the Operating Partnership to the non-controlling interest OP Unitholders totaled approximately $4.4 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $136.3 million. For the year ended December 31, 2020, dividends paid to stockholders totaled approximately $23.4 million. Additionally, for the year ended December 31, 2020, the Operating Partnership made distributions of approximately $2.2 million to the non-controlling interest OP Unitholders. On a consolidated basis, cash flows from operations for the same period totaled approximately $106.7 million.

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

During the year ended December 31, 2021, the Operating Partnership’s primary source of cash was cash flow from operations, proceeds from the sale of real estate and cash contributed by ROIC from the issuance of common stock. As of December 31, 2021, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

The Operating Partnership has an unsecured term loan agreement with several banks under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective December 20, 2019, the Operating Partnership entered into the First Amendment to First Amended and Restated Term Loan Agreement (as amended, the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from September 8, 2022 to January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Operating Partnership may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Operating Partnership, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Operating Partnership entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Operating Partnership, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Operating Partnership, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement.

As of December 31, 2021, $300.0 million was outstanding under the term loan and there were no borrowings outstanding under the credit facility. The weighted average interest rates on the term loan and the credit facility during the year ended December 31, 2021 were 1.1% and 1.0%, respectively. As discussed in Note 11 of the accompanying financial statements, the Operating Partnership uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The Company had no available borrowings under the term loan at December 31, 2021. The Company had $600.0 million available to borrow under the credit facility at December 31, 2021.

Further, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in each of December 2017, December 2014 and December 2013 and $200.0 million aggregate principal amount of unsecured senior notes in September 2016, (collectively, the “Senior Notes”) each of which were fully and unconditionally guaranteed by the Company.

The key terms of the Operating Partnership’s Senior Notes are as follows:

Senior Notes	Aggregate Principal Amount (in thousands)	Issue Date and Interest Accrual Date	Maturity Date	Contractual Interest Rate	First Interest Payment	Interest Payments Due
Senior Notes Due 2027	$250,000	December 15, 2017	December 15, 2027	4.19%	June 15, 2018	June 15 and December 15
Senior Notes Due 2026	$200,000	September 22, 2016	September 22, 2026	3.95%	March 22, 2017	March 22 and September 22
Senior Notes Due 2024	$250,000	December 3, 2014	December 15, 2024	4.00%	June 15, 2015	June 15 and December 15
Senior Notes Due 2023	$250,000	December 9, 2013	December 15, 2023	5.00%	June 15, 2014	June 15 and December 15

The Operating Partnership’s material current and long-term cash requirements are further described below.

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. As a result of the COVID-19 pandemic’s impact on the Company’s business, in 2020 the Operating Partnership entered into temporary waiver amendments for one of the covenants contained in its debt agreements. The amendments adjusted the criteria for properties eligible to be included in the unencumbered asset pool used for purposes of calculating the consolidated unencumbered leverage ratio. The temporary waiver period expired April 1, 2021 and the Company was in compliance with such covenants at December 31, 2021.

While the Operating Partnership generally intends to hold its assets as long-term investments, certain of its investments may be sold in order to manage the Operating Partnership’s interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and S&P Global Ratings (BBB-) and the Company’s investment grade rating from Fitch Ratings was upgraded to BBB from BBB- in January 2022.

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

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020
Net Cash Provided by (Used in):
Operating activities	$136,332	$106,660
Investing activities	$(103,645)	$(28,474)
Financing activities	$(23,960)	$(77,008)

Net Cash Flows from:

Operating Activities

Increase in cash flows provided by operating activities from 2020 to 2021:

Net cash flows provided by operating activities amounted to approximately $136.3 million during the year ended December 31, 2021, compared to approximately $106.7 million in the comparable period in 2020. This increase of approximately $29.7 million during the year ended December 31, 2021 is primarily due to the decrease in accounts receivable and related timing of collections and payments of working capital accounts, offset by a decrease in property operating income of approximately $3.8 million.

Investing Activities

Increase in cash flows used in investing activities from 2020 to 2021:

Net cash flows used in investing activities amounted to approximately $103.6 million during the year ended December 31, 2021, compared to approximately $28.5 million in the comparable period in 2020. This increase of approximately $75.2 million during the year ended December 31, 2021 is primarily due to the increase in investments in real estate of approximately $125.5 million, the increase in payments for improvements to properties of approximately $9.7 million and the decrease in repayments on mortgage notes of approximately $8.0 million, offset by an increase in proceeds from the sale of real estate of approximately $68.0 million.

Financing Activities

Decrease in cash flows used in financing activities from 2020 to 2021:

Net cash flows used in financing activities amounted to approximately $24.0 million during the year ended December 31, 2021, compared to approximately $77.0 million in the comparable period in 2020. This decrease of approximately $53.0 million for the year ended December 31, 2021 is primarily due to the increase in proceeds from the sale of common stock of approximately $69.6 million and the decrease in repurchase of common stock of approximately $8.8 million, offset by the increase in dividend and distribution payments of approximately $17.0 million and the net increase in payments on the credit facility of $12.0 million.

Material Cash Requirements

The following table represents the Company’s known contractual and other short-term (i.e., the next twelve months) and long-term (i.e., beyond the next twelve months) obligations as of December 31, 2021 (in thousands):

	Short-Term	Long-Term	Total
Material cash requirements:
Mortgage Notes Payable Principal (1)	$24,133	$60,731	$84,864
Mortgage Notes Payable Interest	3,170	5,100	8,270
Term loan (2)	—	300,000	300,000
Senior Notes Due 2027 (3)	10,475	302,375	312,850
Senior Notes Due 2026 (3)	7,900	231,600	239,500
Senior Notes Due 2024 (3)	10,000	270,000	280,000
Senior Notes Due 2023 (3)	12,500	262,500	275,000
Operating lease obligations	1,320	35,704	37,024
Total	$69,498	$1,468,010	$1,537,508
__________________

(1)Does not include unamortized mortgage premium of approximately $632,000 as of December 31, 2021.
(2)For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of December 31, 2021 which was 3.0%, inclusive of the swap agreements the Company has entered into.
(3)Represents payments of interest only in the short-term and payments of both principal and interest in the long-term.

The short-term and long-term liquidity requirements of the Company, including the Operating Partnership and its subsidiaries, consist primarily of the material cash requirements set forth above, dividends expected to be paid to the Company’s stockholders, capital expenditures and capital required for acquisitions.

The Company, including the Operating Partnership and its subsidiaries, plans to satisfy its short-term liquidity requirements, including its material cash requirements, through operating cash flows and borrowings under its credit facility.

Historically, the Company, including the Operating Partnership and its subsidiaries, has financed its long-term liquidity requirements through operating cash flows, borrowings under its credit facility and term loan, debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of assets. The Company expects to continue doing so in the future. However, there can be no assurance that these sources will always be available to the Company when needed, or on terms the Company desires or that the future requirements of the Company will not be materially higher than the Company currently expects.

The Company has committed approximately $22.3 million and $1.5 million in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the year ended December 31, 2021.

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

As of December 31, 2021, the Company had $300.0 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 11, “Derivative and Hedging Activities,” to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program. The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of December 31, 2021, exclusive of non-performance risk (in thousands):

Swap Notional	Less 100 basis points	Less 50 basis points	December 31, 2021 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(1,557)	$(1,258)	$(961)	$(667)	$(373)
$100,000	$(1,557)	$(1,258)	$(961)	$(667)	$(373)
$50,000	$(1,062)	$(912)	$(763)	$(615)	$(468)
$50,000	$(1,063)	$(913)	$(764)	$(616)	$(469)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of real estate investments
Description of the Matter
At December 31, 2021, the Company’s real estate investments totaled $2.8 billion. As discussed in Note 1 of the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the real estate investments are not expected to be recovered through future undiscounted cash flows. The Company did not identify any assets that were impaired at December 31, 2021.

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
Property asset acquisitions
Description of the Matter	In 2021, the Company acquired five assets, for a combined purchase price of approximately $125.5 million. As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company accounted for these purchases as asset acquisitions in accordance with the authoritative accounting guidance on acquisitions and business combinations. The Company’s methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values. For acquired operating real estate properties, the purchase price is allocated to land and buildings, intangible assets such as in-place leases, and intangible liabilities acquired, if any.

Auditing the Company’s accounting for its acquisitions was complex and highly judgmental due to the significant judgment required in determining estimated fair values of the acquired land and buildings, intangible assets such as in-place leases, and intangible liabilities. The significant judgment was primarily due to (1) the judgmental nature of inputs, including discount rate, capitalization rates, cost multipliers and various market assumptions such as market rental rates, and (2) the complexity of the models used to allocate the value to the components of properties acquired could have a material effect on the Company’s net income due to the differing depreciable and amortizable lives of each component and the classification of the related depreciation or amortization expense in the Company’s consolidated statements of operations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining and reviewing the key inputs and assumptions used in estimating the fair value of acquired assets and liabilities and allocating fair value to the various components. For example, we tested controls over the valuation of acquired land, buildings and intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

Our testing of the Company’s accounting for its acquisitions included, among other procedures, reading the purchase agreement and testing the values allocated to the assets acquired and liabilities assumed by evaluating the valuation methods and significant assumptions used by management. For example, our real estate valuation specialists assisted us in evaluating the methodologies used by the Company and testing the consistency of the selected discount rates, capitalization rates, and various market assumptions such as market rental rates with external market data sources. Additionally, we evaluated the completeness and accuracy of the underlying data supporting the determination of various inputs. Also, with the assistance of our specialists, we evaluated the incorporation of the key assumptions in the aforementioned models and tested such models for clerical accuracy.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010
San Diego, California
February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

Opinion on Internal Control over Financial Reporting
We have audited Retail Opportunity Investments Corp.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Retail Opportunity Investments Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Retail Opportunity Investments Corp. as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedules listed in the Index at Item 8 and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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
February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Retail Opportunity Investments Partnership, LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Partnership, LP (the “Operating Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, Partners’ capital, and cash flows for each of the three years in the period ended December 31, 2021 and the related notes and financial statement schedules listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of real estate investments
Description of the Matter
At December 31, 2021, the Company’s real estate investments totaled $2.8 billion. As discussed in Note 1 of the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the real estate investments are not expected to be recovered through future undiscounted cash flows. The Company did not identify any assets that were impaired at December 31, 2021.

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
Property asset acquisitions
Description of the Matter
In 2021, the Company acquired five assets, for a combined purchase price of approximately $125.5 million. As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company accounted for these purchases as asset acquisitions in accordance with the authoritative accounting guidance on acquisitions and business combinations. The Company’s methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values. For acquired operating real estate properties, the purchase price is allocated to land and buildings, intangible assets such as in-place leases, and intangible liabilities acquired, if any.

Auditing the Company’s accounting for its acquisitions was complex and highly judgmental due to the significant judgment required in determining estimated fair values of the acquired land and buildings, intangible assets such as in-place leases, and intangible liabilities. The significant judgment was primarily due to (1) the judgmental nature of inputs, including discount rate, capitalization rates, cost multipliers and various market assumptions such as market rental rates, and (2) the complexity of the models used to allocate the value to the components of properties acquired could have a material effect on the Company’s net income due to the differing depreciable and amortizable lives of each component and the classification of the related depreciation or amortization expense in the Company’s consolidated statements of operations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for determining and reviewing the key inputs and assumptions used in estimating the fair value of acquired assets and liabilities and allocating fair value to the various components. For example, we tested controls over the valuation of acquired land, buildings and intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

Our testing of the Company’s accounting for its acquisitions included, among other procedures, reading the purchase agreement and testing the values allocated to the assets acquired and liabilities assumed by evaluating the valuation methods and significant assumptions used by management. For example, our real estate valuation specialists assisted us in evaluating the methodologies used by the Company and testing the consistency of the selected discount rates, capitalization rates, and various market assumptions such as market rental rates with external market data sources. Additionally, we evaluated the completeness and accuracy of the underlying data supporting the determination of various inputs. Also, with the assistance of our specialists, we evaluated the incorporation of the key assumptions in the aforementioned models and tested such models for clerical accuracy.

/s/ Ernst & Young LLP
We have served as the Operating Partnership’s auditor since 2013
San Diego, California
February 17, 2022

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
Real Estate Investments:
Land	$915,861	$881,872
Building and improvements	2,350,294	2,274,680
	3,266,155	3,156,552
Less: accumulated depreciation	510,836	460,165
	2,755,319	2,696,387
Mortgage note receivable	4,875	4,959
Real Estate Investments, net	2,760,194	2,701,346
Cash and cash equivalents	13,218	4,822
Restricted cash	2,145	1,814
Tenant and other receivables, net	55,787	58,756
Acquired lease intangible assets, net	50,139	50,110
Prepaid expenses	5,337	4,811
Deferred charges, net	25,017	25,655
Other assets	17,007	17,296
Total assets	$2,928,844	$2,864,610

LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,889	$298,524
Credit facility	—	48,000
Senior Notes	945,231	943,655
Mortgage notes payable	85,354	86,509
Acquired lease intangible liabilities, net	136,608	125,796
Accounts payable and accrued expenses	48,598	17,687
Tenants’ security deposits	7,231	6,854
Other liabilities	40,580	46,426
Total liabilities	1,562,491	1,573,451

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 122,685,266 and 118,085,155 shares issued and outstanding at December 31, 2021 and 2020, respectively	12	12
Additional paid-in capital	1,577,837	1,497,662
Dividends in excess of earnings	(297,801)	(289,309)
Accumulated other comprehensive loss	(3,154)	(8,812)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,276,894	1,199,553
Non-controlling interests	89,459	91,606
Total equity	1,366,353	1,291,159
Total liabilities and equity	$2,928,844	$2,864,610

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Rental revenue	$280,924	$280,388	$291,263
Other income	3,176	3,726	3,777
Total revenues	284,100	284,114	295,040

Operating expenses
Property operating	44,439	41,050	43,662
Property taxes	33,663	33,288	32,388
Depreciation and amortization	92,929	97,731	97,559
General and administrative expenses	19,654	16,755	17,831
Other expense	860	843	1,405
Total operating expenses	191,545	189,667	192,845

Gain on sale of real estate	22,340	—	13,175

Operating income	114,895	94,447	115,370

Non-operating expenses
Interest expense and other finance expenses	(57,535)	(59,726)	(61,687)
Net income	57,360	34,721	53,683
Net income attributable to non-controlling interests	(3,852)	(2,707)	(4,839)
Net Income Attributable to Retail Opportunity Investments Corp.	$53,508	$32,014	$48,844

Earnings per share – basic and diluted	$0.44	$0.27	$0.42

Dividends per common share	$0.5100	$0.2000	$0.7880

Comprehensive income:
Net income	$57,360	$34,721	$53,683
Other comprehensive income (loss):
Unrealized swap derivative gain (loss) arising during the period	216	(9,925)	(7,348)
Reclassification adjustment for amortization of interest expense included in net income	5,894	4,572	(345)
Other comprehensive income (loss):	6,110	(5,353)	(7,693)
Comprehensive income	63,470	29,368	45,990
Comprehensive income attributable to non-controlling interests	(4,304)	(2,034)	(4,839)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$59,166	$27,334	$41,151

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive income (loss)	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2018	113,992,837	$11	$1,441,080	$(256,438)	$3,561	$120,214	$1,308,428
Shares issued under the Equity Incentive Plan	631,022	—	1,942	—	—	—	1,942
Shares withheld for employee taxes	(125,072)	—	(1,986)	—	—	—	(1,986)
Cancellation of restricted stock	(6,997)	—	—	—	—	—	—
Stock based compensation expense	—	—	7,352	—	—	1,215	8,567
Redemption of OP Units	143,190	—	2,632	—	—	(2,632)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(5,043)	(5,043)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,983)	—	—	2,983	—
Proceeds from the issuance of common stock	1,861,036	1	34,161	—	—	—	34,162
Registration expenditures	—	—	(732)	—	—	—	(732)
Cash dividends ($0.7880 per share)	—	—	—	(90,549)	—	(8,921)	(99,470)
Dividends payable to officers	—	—	—	145	—	(175)	(30)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	48,844	—	—	48,844
Net income attributable to non-controlling interests	—	—	—	—	—	4,839	4,839
Other comprehensive loss	—	—	—	—	(7,693)	—	(7,693)
Balance at December 31, 2019	116,496,016	$12	$1,481,466	$(297,998)	$(4,132)	$112,480	$1,291,828
Shares issued under the Equity Incentive Plan	428,170	—	—	—	—	—	—
Shares withheld for employee taxes	(128,614)	—	(2,272)	—	—	—	(2,272)
Cancellation of restricted stock	(4,899)	—	—	—	—	—	—
Stock based compensation expense	—	—	8,098	—	—	816	8,914
Redemption of OP Units	1,968,350	—	20,098	—	—	(20,098)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(1,999)	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(570)	—	—	570	—
Repurchase of common stock	(673,868)	—	(8,846)	—	—	—	(8,846)
Registration expenditures	—	—	(312)	—	—	—	(312)
Cash dividends ($0.2000 per share)	—	—	—	(23,273)	—	(2,187)	(25,460)
Dividends payable to officers	—	—	—	(52)	—	(10)	(62)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	32,014	—	—	32,014
Net income attributable to non-controlling interests	—	—	—	—	—	2,707	2,707
Other comprehensive loss	—	—	—	—	(4,680)	(673)	(5,353)
Balance at December 31, 2020	118,085,155	$12	$1,497,662	$(289,309)	$(8,812)	$91,606	$1,291,159
Shares issued under the Equity Incentive Plan	535,819	—	428	—	—	—	428
Shares withheld for employee taxes	(142,247)	—	(1,905)	—	—	—	(1,905)
Cancellation of restricted stock	(5,482)	—	—	—	—	—	—
Stock based compensation expense	—	—	9,735	—	—	1,295	11,030
Redemption of OP Units	423,986	—	6,858	—	—	(6,858)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(3,625)	—	—	3,625	—
Proceeds from the issuance of common stock	3,788,035	—	69,602	—	—	—	69,602
Registration expenditures	—	—	(918)	—	—	—	(918)
Cash dividends ($0.5100 per share)	—	—	—	(61,717)	—	(4,395)	(66,112)
Dividends payable to officers	—	—	—	(283)	—	(118)	(401)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	53,508	—	—	53,508
Net income attributable to non-controlling interests	—	—	—	—	—	3,852	3,852
Other comprehensive income	—	—	—	—	5,658	452	6,110
Balance at December 31, 2021	122,685,266	$12	$1,577,837	$(297,801)	$(3,154)	$89,459	$1,366,353

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,360	$34,721	$53,683
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92,929	97,731	97,559
Amortization of deferred financing costs and mortgage premiums, net	2,383	2,219	2,076
Straight-line rent adjustment	(959)	(1,079)	(3,083)
Amortization of above and below market rent	(8,795)	(17,654)	(15,618)
Amortization relating to stock based compensation	11,030	8,914	8,567
Provisions for tenant credit losses	2,779	11,035	1,969
Other noncash interest expense	45	293	524
Gain on sale of real estate	(22,340)	—	(13,175)
Change in operating assets and liabilities:
Tenant and other receivables	(1,039)	(23,120)	543
Prepaid expenses	(597)	(1,641)	962
Accounts payable and accrued expenses	5,072	(1,096)	303
Other assets and liabilities, net	(1,536)	(3,663)	(2,271)
Net cash provided by operating activities	136,332	106,660	132,039

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(125,490)	—	(11,601)
Proceeds from sale of real estate	68,003	—	58,930
Improvements to properties	(46,242)	(36,515)	(35,177)
Proceeds on repayment of mortgage note receivable	84	8,041	250
Net cash (used in) provided by investing activities	(103,645)	(28,474)	12,402

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(716)	(577)	(551)
Proceeds from draws on credit facility	30,000	160,000	101,000
Payments on credit facility	(78,000)	(196,000)	(173,000)
Redemption of OP Units	—	(1,999)	(5,043)
Distributions to OP Unitholders	(2,857)	(2,187)	(8,921)
Deferred financing and other costs	—	(1,162)	(2,804)
Proceeds from the sale of common stock	69,602	—	34,162
Repurchase of common stock	—	(8,846)	—
Registration expenditures	(740)	(567)	(478)
Dividends paid to common shareholders	(39,772)	(23,398)	(90,753)
Common shares issued under the Equity Incentive Plan	428	—	1,942
Shares withheld for employee taxes	(1,905)	(2,272)	(1,986)
Net cash used in financing activities	(23,960)	(77,008)	(146,432)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,727	1,178	(1,991)
Cash, cash equivalents and restricted cash at beginning of period	6,636	5,458	7,449
Cash, cash equivalents and restricted cash at end of period	$15,363	$6,636	$5,458

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$13,218	$4,822	$3,800
Restricted cash	2,145	1,814	1,658
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$15,363	$6,636	$5,458

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	December 31,
	2021	2020
ASSETS
Real Estate Investments:
Land	$915,861	$881,872
Building and improvements	2,350,294	2,274,680
	3,266,155	3,156,552
Less: accumulated depreciation	510,836	460,165
	2,755,319	2,696,387
Mortgage note receivable	4,875	4,959
Real Estate Investments, net	2,760,194	2,701,346
Cash and cash equivalents	13,218	4,822
Restricted cash	2,145	1,814
Tenant and other receivables, net	55,787	58,756
Acquired lease intangible assets, net	50,139	50,110
Prepaid expenses	5,337	4,811
Deferred charges, net	25,017	25,655
Other assets	17,007	17,296
Total assets	$2,928,844	$2,864,610

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,889	$298,524
Credit facility	—	48,000
Senior Notes	945,231	943,655
Mortgage notes payable	85,354	86,509
Acquired lease intangible liabilities, net	136,608	125,796
Accounts payable and accrued expenses	48,598	17,687
Tenants’ security deposits	7,231	6,854
Other liabilities	40,580	46,426
Total liabilities	1,562,491	1,573,451

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,280,048	1,208,365
Limited partners’ capital	89,680	92,279
Accumulated other comprehensive loss	(3,375)	(9,485)
Total capital	1,366,353	1,291,159
Total liabilities and capital	$2,928,844	$2,864,610

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Revenues
Rental revenue	$280,924	$280,388	$291,263
Other income	3,176	3,726	3,777
Total revenues	284,100	284,114	295,040

Operating expenses
Property operating	44,439	41,050	43,662
Property taxes	33,663	33,288	32,388
Depreciation and amortization	92,929	97,731	97,559
General and administrative expenses	19,654	16,755	17,831
Other expense	860	843	1,405
Total operating expenses	191,545	189,667	192,845

Gain on sale of real estate	22,340	—	13,175

Operating income	114,895	94,447	115,370
Non-operating expenses
Interest expense and other finance expenses	(57,535)	(59,726)	(61,687)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$57,360	$34,721	$53,683

Earnings per unit - basic and diluted	$0.44	$0.27	$0.42

Distributions per unit	$0.5100	$0.2000	$0.7880

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$57,360	$34,721	$53,683
Other comprehensive income (loss):
Unrealized swap derivative gain (loss) arising during the period	216	(9,925)	(7,348)
Reclassification adjustment for amortization of interest expense included in net income	5,894	4,572	(345)
Other comprehensive income (loss):	6,110	(5,353)	(7,693)
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$63,470	$29,368	$45,990

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive income (loss)
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2018	11,477,041	$120,214	113,992,837	$1,184,653	$3,561	$1,308,428
OP Units issued under the Equity Incentive Plan	—	—	631,022	1,942	—	1,942
OP Units withheld for employee taxes	—	—	(125,072)	(1,986)	—	(1,986)
Cancellation of OP Units	—	—	(6,997)	—	—	—
Stock based compensation expense	—	1,215	—	7,352	—	8,567
Equity redemption of OP Units	(143,190)	(2,632)	143,190	2,632	—	—
Cash redemption of OP Units	(282,761)	(5,043)	—	—		(5,043)
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,983	—	(2,983)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	1,861,036	34,162	—	34,162
Registration expenditures	—	—	—	(732)	—	(732)
Cash distributions ($0.7880 per unit)	—	(8,921)	—	(90,549)	—	(99,470)
Distributions payable to officers	—	(175)	—	145	—	(30)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	4,839	—	48,844	—	53,683
Other comprehensive loss	—	—	—	—	(7,693)	(7,693)
Balance at December 31, 2019	11,051,090	$112,480	116,496,016	$1,183,480	$(4,132)	$1,291,828
OP Units issued under the Equity Incentive Plan	—	—	428,170	—	—	—
OP Units withheld for employee taxes	—	—	(128,614)	(2,272)	—	(2,272)
Cancellation of OP Units	—	—	(4,899)	—	—	—
Stock based compensation expense	—	816	—	8,098	—	8,914
Equity redemption of OP Units	(1,968,350)	(20,098)	1,968,350	20,098	—	—
Cash redemption of OP Units	(116,657)	(1,999)	—	—	—	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	570	—	(570)	—	—
Repurchase of OP Units	—	—	(673,868)	(8,846)	—	(8,846)
Registration expenditures	—	—	—	(312)	—	(312)
Cash distributions ($0.2000 per unit)	—	(2,187)	—	(23,273)	—	(25,460)
Distributions payable to officers	—	(10)	—	(52)	—	(62)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	2,707	—	32,014	—	34,721
Other comprehensive loss	—	—	—	—	(5,353)	(5,353)
Balance at December 31, 2020	8,966,083	$92,279	118,085,155	$1,208,365	$(9,485)	$1,291,159
OP Units issued under the Equity Incentive Plan	—	—	535,819	428	—	428
OP Units withheld for employee taxes	—	—	(142,247)	(1,905)	—	(1,905)
Cancellation of OP Units	—	—	(5,482)	—	—	—
Stock based compensation expense	—	1,295	—	9,735	—	11,030
Equity redemption of OP Units	(423,986)	(6,858)	423,986	6,858	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	3,625	—	(3,625)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	3,788,035	69,602	—	69,602
Registration expenditures	—	—	—	(918)	—	(918)
Cash distributions ($0.5100 per unit)	—	(4,395)	—	(61,717)	—	(66,112)
Distributions payable to officers	—	(118)	—	(283)	—	(401)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	3,852	—	53,508	—	57,360
Other comprehensive income	—	—	—	—	6,110	6,110
Balance at December 31, 2021	8,542,097	$89,680	122,685,266	$1,280,048	$(3,375)	$1,366,353

(1)Consists of limited partnership interests held by third parties.
(2)Consists of general and limited partnership interests held by ROIC.
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,360	$34,721	$53,683
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	92,929	97,731	97,559
Amortization of deferred financing costs and mortgage premiums, net	2,383	2,219	2,076
Straight-line rent adjustment	(959)	(1,079)	(3,083)
Amortization of above and below market rent	(8,795)	(17,654)	(15,618)
Amortization relating to stock based compensation	11,030	8,914	8,567
Provisions for tenant credit losses	2,779	11,035	1,969
Other noncash interest expense	45	293	524
Gain on sale of real estate	(22,340)	—	(13,175)
Change in operating assets and liabilities:
Tenant and other receivables	(1,039)	(23,120)	543
Prepaid expenses	(597)	(1,641)	962
Accounts payable and accrued expenses	5,072	(1,096)	303
Other assets and liabilities, net	(1,536)	(3,663)	(2,271)
Net cash provided by operating activities	136,332	106,660	132,039

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(125,490)	—	(11,601)
Proceeds from sale of real estate	68,003	—	58,930
Improvements to properties	(46,242)	(36,515)	(35,177)
Proceeds on repayment of mortgage note receivable	84	8,041	250
Net cash (used in) provided by investing activities	(103,645)	(28,474)	12,402

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(716)	(577)	(551)
Proceeds from draws on credit facility	30,000	160,000	101,000
Payments on credit facility	(78,000)	(196,000)	(173,000)
Redemption of OP Units	—	(1,999)	(5,043)
Deferred financing and other costs	—	(1,162)	(2,804)
Proceeds from the issuance of OP Units in connection with issuance of common stock	69,602	—	34,162
Repurchase of OP Units	—	(8,846)	—
Registration expenditures	(740)	(567)	(478)
Distributions to OP Unitholders	(42,629)	(25,585)	(99,674)
Issuance of OP Units under the Equity Incentive Plan	428	—	1,942
OP Units withheld for employee taxes	(1,905)	(2,272)	(1,986)
Net cash used in financing activities	(23,960)	(77,008)	(146,432)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,727	1,178	(1,991)
Cash, cash equivalents and restricted cash at beginning of period	6,636	5,458	7,449
Cash, cash equivalents and restricted cash at end of period	$15,363	$6,636	$5,458

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$13,218	$4,822	$3,800
Restricted cash	2,145	1,814	1,658
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$15,363	$6,636	$5,458

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

Impact of COVID-19

The current pandemic of the coronavirus (“COVID-19”) has had a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market had come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis. These preventative measures have affected the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. For example, following the COVID-19 outbreak, grocery stores, pharmacies and retail stores were generally permitted to remain open and operational (with capacity limitations in the case of certain retail stores), restaurants in certain states such as California, Washington, and Oregon were generally limited to take-out and delivery services and outdoor-dining only or subject to capacity limitations when indoor dining was permitted, and bars, movie theaters, gyms and salons in certain states and counties were generally forced to close indoor operations for periods of time. Even as efforts to contain the pandemic, including vaccinations, have made progress, there is substantial uncertainty about the nature and degree of the continued effects of COVID-19 over time, including whether customers will re-engage with tenants to the extent they have in the past.

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2021, the statute of limitations for the tax years 2017 through and including 2020 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

The following table sets forth the dividends declared per share of ROIC’s common stock and the tax status for U.S. federal income tax purposes of such dividends declared during the year ended December 31, 2021.

Record Date	Payable Date	Total Distribution per Share	Ordinary Income per Share	Section 199A Dividends (1)	Total Capital Gain per Share	Section 1250 Recapture per Share (2)
3/26/2021	4/9/2021	$0.1100	$0.09492	$0.09492	$0.01508	$0.00436
6/18/2021	7/9/2021	$0.1100	$0.09492	$0.09492	$0.01508	$0.00436
9/17/2021	10/8/2021	$0.1100	$0.09492	$0.09492	$0.01508	$0.00436
12/17/2021	1/7/2022	$0.1100	$0.09492	$0.09492	$0.01508	$0.00436
12/23/2021	1/14/2022	$0.0700	$0.06040	$0.06040	$0.00960	$0.00278
 ______________________

(1)Represents dividends eligible for the 20% qualified business income deduction under Section 199A, and is included in “Ordinary Income per Share”
(2)Represents additional characterization of, and is included in “Total Capital Gain per Share”

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the years ended December 31, 2021 and 2020, capitalized costs related to the improvement or replacement of real estate properties were approximately $48.6 million and $38.7 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the years ended December 31, 2021, 2020 or 2019.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. For example, as a result of the COVID-19 pandemic, certain of the Company’s tenants may be unable to operate their businesses, maintain profitability and make timely rental payments to the Company under their leases which could impact the Company’s cash flows. The worsening of estimated future cash flows could result in the recognition of an impairment charge on certain of the Company’s long-lived assets. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2021 or December 31, 2020.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The allowance for doubtful accounts at December 31, 2021 and December 31, 2020 was approximately $18.4 million and $18.6 million, respectively.

Certain tenants continue to experience economic difficulties during this pandemic and may continue to seek rent relief, which may be provided in the form of rent deferrals. Tenant requests for such agreements have significantly decreased during the year ended December 31, 2021 compared to the requests received in 2020 since the onset of the COVID-19 pandemic. Under ASC 842, “Leases,” subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Due to the number of lease contracts that would require analysis to determine, on a lease by lease basis, whether such a concession is required to be accounted for as a lease modification, the FASB staff provided clarity as to an acceptable approach to accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff provided guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed in the existing lease contract, as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee, thereby not requiring entities to apply lease modification guidance to those contracts. The Company has elected to not account for such COVID-19 concessions as lease modifications. Since the onset of the COVID-19 pandemic, the Company has entered into lease concessions that deferred approximately $11.1 million of contractual amounts billed. As of December 31, 2021, approximately $5.6 million of such deferral amounts have been rebilled in accordance with the underlying agreements, of which approximately $4.8 million, or approximately 85.4% has been collected. The Company has evaluated and continues to evaluate rent relief requests on a case-by-case basis. Not all tenant requests have resulted or will ultimately result in concession agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

The unamortized balances of deferred leasing costs included in deferred charges in the Consolidated Balance Sheets as of December 31, 2021 that will be charged to future operations are as follows (in thousands):

Lease Origination Costs
2022	$4,764
2023	3,900
2024	3,086
2025	2,589
2026	2,013
Thereafter	6,784
$23,136

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

For the years ended December 31, 2021, 2020 and 2019, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units outstanding under the Equity Incentive Plan described in Note 8 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$57,360	$34,721	$53,683
Less income attributable to non-controlling interests	(3,852)	(2,707)	(4,839)
Less earnings allocated to unvested shares	(355)	(127)	(453)
Net income available for common stockholders, basic	$53,153	$31,887	$48,391
Numerator:
Net income	$57,360	$34,721	$53,683
Less earnings allocated to unvested shares	(355)	(127)	(453)
Net income available for common stockholders, diluted	$57,005	$34,594	$53,230
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	119,544,749	116,731,930	114,177,528
OP units	8,650,485	9,785,334	11,334,408
Performance-based restricted stock awards and LTIP Units	250,585	106,434	206,100
Stock options	8,079	3,299	23,450
Denominator for diluted EPS – weighted average common equivalent shares	128,453,898	126,626,997	125,741,486

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$57,360	$34,721	$53,683
Less earnings allocated to unvested shares	(355)	(127)	(453)
Net income available to unitholders, basic and diluted	$57,005	$34,594	$53,230
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	128,195,234	126,517,264	125,511,936
Performance-based restricted stock awards and LTIP Units	250,585	106,434	206,100
Stock options	8,079	3,299	23,450
Denominator for diluted earnings per unit – weighted average common equivalent units	128,453,898	126,626,997	125,741,486

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

Segment Reporting

The Company’s primary business is the ownership, management, and redevelopment of retail real estate properties. The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, defined as operating revenues (rental revenue and other income), less property and related expenses (property operating expenses and property taxes). The Company has aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes.

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following tables provides supplemental disclosures related to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$292	$324	$275
Interest paid	$55,104	$57,276	$60,319
Other non-cash investing and financing activities increase (decrease):
Intangible lease liabilities	$22,185	$—	$1,475
Interest rate swap asset	$—	$—	$(4,931)
Interest rate swap liabilities	$(6,064)	$5,646	$3,285
Accrued real estate improvement costs	$7,122	$5,346	$3,222
Equity redemption of OP Units	$6,858	$20,098	$2,632
Disposition of real estate through issuance of mortgage note	$—	$—	$13,250
Dividends and distributions payable	$24,219	$336	$399

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements and notes to conform to the current year presentation. Specifically, the Company reclassified the unamortized deferred financing costs related to its unsecured revolving credit facility from Credit facility to Deferred charges, net in the accompanying consolidated balance sheets.

2.  Real Estate Investments

The following real estate investment transactions occurred during the year ended December 31, 2021.

The Company evaluated the following acquisitions and determined that substantially all of the fair value related to each of the acquisitions were concentrated in single identifiable assets. The Company allocated the total consideration for the acquisitions to the individual assets and liabilities acquired on a relative fair value basis. All transaction costs incurred in the acquisitions were capitalized.

Property Asset Acquisitions in 2021

On September 1, 2021, the Company acquired the property known as Canyon Creek Plaza, a shopping center located in San Jose, California for an adjusted purchase price of approximately $28.1 million. Canyon Creek Plaza is approximately 65,000 square feet and is anchored by New Seasons Market. The property was acquired with cash on hand.

On October 12, 2021, the Company acquired the property known as Palomar Village, located in Temecula, California, within the greater San Diego metropolitan area, for an adjusted purchase price of approximately $32.6 million. Palomar Village is approximately 125,000 square feet and is anchored by Albertsons Supermarket and CVS Pharmacy. The property was acquired with cash on hand.

On November 10, 2021, the Company acquired the property known as South Point Plaza, a shopping center located in Everett, Washington, within the greater Seattle metropolitan area, for an adjusted purchase price of approximately $37.6 million. South Point Plaza is approximately 190,000 square feet and is anchored by Grocery Outlet, Rite Aid Pharmacy, Hobby Lobby and Pep Boys. The property was acquired with cash on hand.

On December 6, 2021, the Company acquired the property known as Olympia West Center, a shopping center located in Olympia, Washington, within the greater Seattle metropolitan market, for an adjusted purchase price of approximately $24.9 million. Olympia West Center is approximately 69,000 square feet and is anchored by Trader Joe’s and Petco. The property was acquired with cash on hand.

Additionally, during the year ended December 31, 2021, the Company acquired a single tenant parcel contiguous to one of its existing shopping centers located in Pinole, California, within the San Francisco metropolitan area, for a purchase price of approximately $2.3 million.

The financial information set forth below summarizes the Company’s purchase price allocation for property assets acquired during the year ended December 31, 2021 (in thousands):

December 31, 2021
Assets
Land	$46,958
Building and improvements	89,147
Acquired lease intangible asset	7,697
Deferred charges	3,873
Assets acquired	$147,675

Liabilities
Acquired lease intangible liability	22,185
Liabilities assumed	$22,185

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2021, for property assets acquired during the year ended December 31, 2021 (in thousands):

Year Ended
December 31, 2021
Statement of operations:
Revenues	$2,211
Net income attributable to Retail Opportunity Investments Corp.	$587

Property Dispositions in 2021

On April 21, 2021, the Company sold Euclid Shopping Center, a shopping center located in San Diego, California. The sales price of $25.8 million, less costs to sell, resulted in net proceeds of approximately $25.3 million. The Company recorded a gain on sale of real estate of approximately $9.5 million during the year ended December 31, 2021 related to this property disposition.

On August 12, 2021, the Company sold Green Valley Station, a shopping center located in Sacramento, California. The sales price of approximately $15.1 million, less costs to sell, resulted in net proceeds of approximately $14.4 million. The Company recorded a gain on sale of real estate of approximately $5.5 million during the year ended December 31, 2021 related to this property disposition.

On September 28, 2021, the Company sold Mills Shopping Center, a shopping center located in Sacramento, California. The sales price of approximately $28.8 million, less costs to sell, resulted in net proceeds of approximately $28.4 million. The Company recorded a gain on sale of real estate of approximately $7.4 million during the year ended December 31, 2021 related to this property disposition.

The Company did not have any real estate investment transactions during the year ended December 31, 2020.

Any reference to square footage or occupancy is unaudited and outside the scope of our independent registered public accounting firm’s audit of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

3.  Acquired Lease Intangibles

Intangible assets and liabilities as of December 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	December 31,
	2021	2020
Assets:
In-place leases	$67,644	$69,178
Accumulated amortization	(27,764)	(30,061)
Above-market leases	21,632	21,851
Accumulated amortization	(11,373)	(10,858)
Acquired lease intangible assets, net	$50,139	$50,110
Liabilities:
Below-market leases	$188,607	$178,009
Accumulated amortization	(51,999)	(52,213)
Acquired lease intangible liabilities, net	$136,608	$125,796

For the years ended December 31, 2021, 2020 and 2019, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities for above and below market leases was $8.8 million, $17.7 million and $15.6 million, respectively, which amounts are included in Rental revenue in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2021, 2020 and 2019, the amortization of in-place leases was $4.8 million, $7.7 million and $8.1 million, respectively, which amounts are included in Depreciation and amortization in the accompanying consolidated statements of operations and comprehensive income.

The scheduled future amortization of acquired lease intangible assets as of December 31, 2021 is as follows (in thousands):

Year Ending December 31:
2022	$6,370
2023	5,690
2024	5,019
2025	4,384
2026	3,502
Thereafter	25,174
Total future amortization of acquired lease intangible assets	$50,139

The scheduled future amortization of acquired lease intangible liabilities as of December 31, 2021 is as follows (in thousands):

Year Ending December 31:
2022	$10,624
2023	9,767
2024	9,557
2025	9,199
2026	8,887
Thereafter	88,574
Total future amortization of acquired lease intangible liabilities	$136,608

4.  Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of December 31, 2021 are summarized as follows (in thousands):

Year Ending December 31:
2022	$204,564
2023	180,874
2024	149,456
2025	121,954
2026	94,297
Thereafter	332,281
Total minimum lease payments	$1,083,426

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at December 31, 2021 and December 31, 2020, respectively, were as follows (in thousands, except interest rates):

	Maturity Date	Interest Rate	December 31,
Property			2021	2020
Casitas Plaza Shopping Center	June 2022	5.320%	$6,660	$6,835
Riverstone Marketplace	July 2022	4.960%	16,811	17,245
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	35,393	35,500
			84,864	85,580
Mortgage premiums			632	1,113
Net unamortized deferred financing costs			(142)	(184)
Total mortgage notes payable			$85,354	$86,509

The combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2022	$23,129	$1,004	$344	$24,477
2023	—	686	216	902
2024	26,000	708	72	26,780
2025	32,787	550	—	33,337
Thereafter	—	—	—	—
Total	$81,916	$2,948	$632	$85,496

Term Loan and Credit Facility

The carrying values of the Company’s unsecured term loan (the “term loan”) were as follows (in thousands):

	December 31,
	2021	2020
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,111)	(1,476)
Term loan	$298,889	$298,524

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

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2) and S&P Global Ratings (BBB-) and the Company’s investment grade rating from Fitch Ratings was upgraded to BBB from BBB- in January 2022.

As of December 31, 2021, there were no borrowings outstanding under the credit facility, compared to $48.0 million outstanding as of December 31, 2020. The net unamortized deferred financing costs, which are included in Deferred charges, net in the accompanying consolidated balance sheets, were approximately $1.9 million as of December 31, 2021 compared to approximately $2.8 million as of December 31, 2020.

The weighted average interest rates on the term loan and the credit facility during the year ended December 31, 2021 were 1.1% and 1.0%, respectively. As discussed in Note 11 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The Company had no available borrowings under the term loan at December 31, 2021. The Company had $600.0 million available to borrow under the credit facility at December 31, 2021.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	December 31,
	2021	2020
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(1,050)	(1,226)
Senior Notes Due 2027	$248,950	$248,774

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	December 31,
	2021	2020
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(366)	(443)
Senior Notes Due 2026	$199,634	$199,557

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	December 31,
	2021	2020
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,188)	(1,557)
Net unamortized deferred financing costs	(652)	(873)
Senior Notes Due 2024	$248,160	$247,570

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	December 31,
	2021	2020
Principal amount	$250,000	$250,000
Unamortized debt discount	(998)	(1,468)
Net unamortized deferred financing costs	(515)	(778)
Senior Notes Due 2023	$248,487	$247,754

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

The combined aggregate principal maturities of the Company’s unsecured senior notes payable during the next five years and thereafter are as follows (in thousands):

Principal Repayments
2022	$—
2023	250,000
2024	250,000
2025	—
2026	200,000
Thereafter	250,000
Total	$950,000

Deferred Financing Costs

The unamortized balances of deferred financing costs associated with the Company’s term loan, Senior Notes Due 2027, Senior Notes Due 2026, Senior Notes Due 2024, Senior Notes Due 2023, and mortgage notes payable included as a direct reduction from the carrying amount of the related debt instrument in the consolidated balance sheets, and the unamortized balances of deferred financing costs associated with the Company’s unsecured revolving credit facility, included in Deferred charges, net in the consolidated balance sheets as of December 31, 2021 that will be charged to future operations during the next five years and thereafter are as follows (in thousands):

Financing Costs
2022	$2,022
2023	2,008
2024	983
2025	300
2026	234
Thereafter	170
$5,717

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. As a result of the COVID-19 pandemic’s impact on the Company’s business, in 2020 the Operating Partnership entered into temporary waiver amendments for one of the covenants contained in its debt agreements. The amendments adjusted the criteria for properties eligible to be included in the unencumbered asset pool used for purposes of calculating the consolidated unencumbered leverage ratio. The temporary waiver period expired April 1, 2021. The Company was in compliance with such covenants at December 31, 2021.

6.  Preferred Stock of ROIC

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock outstanding.

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

During the three months ended December 31, 2021, ROIC sold a total of 1,261,650 shares under the Sales Agreements, which resulted in gross proceeds of approximately $23.5 million and commissions of approximately $235,000 paid to the Agents. During the year ended December 31, 2021, ROIC sold a total of 3,788,035 shares under the Sales Agreements, which resulted in gross proceeds of approximately $69.6 million and commissions of approximately $696,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the year ended December 31, 2021, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the year ended December 31, 2021, ROIC awarded 638,728 shares of restricted common stock under the Equity Incentive Plan, of which 201,726 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2024.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2021, and changes during the year ended December 31, 2021 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2020	1,048,770	$16.39
Granted	638,728	$16.38
Vested	(407,912)	$17.68
Forfeited	(126,115)	$8.68
Non-vested as of December 31, 2021	1,153,471	$16.77

As of December 31, 2021, there remained a total of approximately $10.9 million of unrecognized restricted stock compensation expense related to outstanding non-vested restricted stock grants awarded under the Equity Incentive Plan. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.7 years (irrespective of achievement of the performance conditions). The total fair value of restricted stock that vested during the years ended December 31, 2021, 2020 and 2019 was approximately $5.5 million, $6.6 million and $5.8 million, respectively.

LTIP Units

As of December 31, 2021, there remained 187,279 LTIP Units outstanding under the Equity Incentive Plan, issued at a weighted average grant date fair value of $16.27. As of December 31, 2021, compensation expense related to outstanding non-vested LTIP Units awarded under the Equity Incentive Plan was fully recognized.

Stock Based Compensation Expense

For the years ended December 31, 2021, 2020 and 2019, the amounts charged to expense for all stock based compensation arrangements totaled approximately $11.0 million, $8.9 million and $8.6 million, respectively.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Code. Under the 401K Plan, the Company made matching contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of approximately $95,000, $89,000 and $87,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

9. Capital of the Operating Partnership

As of December 31, 2021, the Operating Partnership had 131,227,363 OP Units outstanding. ROIC owned an approximate 93.5% interest in the Operating Partnership at December 31, 2021, or 122,685,266 OP Units. The remaining 8,542,097 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of December 31, 2021, subject to certain exceptions, holders are able to redeem their OP Units, at the option of ROIC, for cash or for unregistered shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the year ended December 31, 2021, ROIC received notices of redemption for a total of 423,986 OP Units. ROIC elected to redeem the 423,986 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 423,986 shares of ROIC common stock were issued.

The redemption value of outstanding OP Units owned by the limited partners as of December 31, 2021, not including ROIC, had such units been redeemed at December 31, 2021, was approximately $162.0 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding December 31, 2021, which amounted to $18.96 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and revolving credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at December 31, 2021 was approximately $251.8 million and $199.2 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at December 31, 2021 was approximately $261.3 million and $265.2 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $85.6 million with a weighted average interest rate of 3.5% as of December 31, 2021. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s current interest rate swaps as of December 31, 2021 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2021:
Liabilities
Derivative financial instruments	$—	$(3,447)	$—	$(3,447)

December 31, 2020:
Liabilities
Derivative financial instruments	$—	$(9,511)	$—	$(9,511)

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that approximately $3.4 million will be reclassified as a non-cash increase to interest expense related to the Company’s four outstanding swap arrangements and its previously cash-settled swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2021 and December 31, 2020, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	December 31, 2021 Fair Value	December 31, 2020 Fair Value
Interest rate products	Other liabilities	$(3,447)	$(9,511)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2021, 2020, and 2019, respectively (in thousands):

	Year Ended December 31,
	2021	2020	2019
Amount of gain (loss) recognized in OCI on derivatives	$216	$(9,925)	$(7,348)
Amount of loss (gain) reclassified from AOCI into interest	$5,894	$4,572	$(345)

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of December 31, 2021, the Company’s lease liability, net of approximately $17.2 million, which is included in Other liabilities in the accompanying balance sheets, and related right-to-use asset, net of approximately $15.7 million, which is included in Other assets in the accompanying balance sheets, represents all operating leases in which the Company is a lessee. As of December 31, 2021, the Company’s weighted average remaining lease term is approximately 36.4 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $1.6 million, $1.7 million, and $1.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum annual lease payments under operating leases to the lease liability as of December 31, 2021 (in thousands):

Operating Leases
2022	$1,320
2023	1,345
2024	1,351
2025	1,356
2026	1,376
Thereafter	30,276
Total undiscounted future minimum lease payments	37,024
Future minimum lease payments, discount	(19,859)
Lease liability	$17,165

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

13.  Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the years ended December 31, 2021, 2020, and 2019, the Company incurred approximately $85,000, $84,000 and $84,000, respectively, of expenses relating to the agreements which were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

14.  Subsequent Events

On February 15, 2022, the Company’s board of directors declared a cash dividend on its common stock of $0.13 per share, payable on April 8, 2022 to holders of record on March 18, 2022.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

Paramount Plaza, CA	$—	$6,347	$10,274	$798	$1,830	$7,145	$12,104	$19,249	$4,753	12/22/2009
Santa Ana Downtown Plaza, CA	—	7,895	9,890	—	4,013	7,895	13,903	21,798	4,812	1/26/2010
Meridian Valley Plaza, WA	—	1,881	4,795	—	1,930	1,881	6,725	8,606	2,813	2/1/2010
The Market at Lake Stevens, WA	—	3,087	12,397	—	379	3,087	12,776	15,863	4,575	3/16/2010
Pleasant Hill Marketplace, CA	—	6,359	6,927	—	857	6,359	7,784	14,143	2,733	4/8/2010
Happy Valley Town Center, OR	—	11,678	27,011	—	4,808	11,678	31,819	43,497	10,615	7/14/2010
Cascade Summit Town Square, OR	—	8,853	7,732	—	2,138	8,853	9,870	18,723	2,679	8/20/2010
Heritage Market Center, WA	—	6,595	17,399	—	1,063	6,595	18,462	25,057	5,957	9/23/2010
Claremont Promenade, CA	—	5,975	1,019	183	4,170	6,158	5,189	11,347	3,250	9/23/2010
Sycamore Creek, CA	—	3,747	11,584	—	473	3,747	12,057	15,804	4,710	9/30/2010
Gateway Village, CA	—	5,917	27,298	—	1,302	5,917	28,600	34,517	9,202	12/16/2010
Division Crossing, OR	—	3,706	8,327	8	5,487	3,714	13,814	17,528	5,660	12/22/2010
Halsey Crossing, OR (2)	—	—	7,773	—	7,436	—	15,209	15,209	4,826	12/22/2010
Marketplace Del Rio,CA	—	13,420	22,251	9	5,216	13,429	27,467	40,896	8,917	1/3/2011
Pinole Vista Shopping Center, CA	—	14,288	36,565	—	8,563	14,288	45,128	59,416	10,637	1/6/2011 / 8/27/2018 / 8/31/2021
Desert Springs Marketplace, CA	—	8,517	18,761	443	5,960	8,960	24,721	33,681	7,642	2/17/2011
Renaissance Towne Centre, CA	—	8,640	13,848	—	2,536	8,640	16,384	25,024	4,927	8/3/2011
Country Club Gate Center, CA	—	6,487	17,341	—	539	6,487	17,880	24,367	5,319	7/8/2011
Canyon Park Shopping Center, WA	—	9,352	15,916	—	8,255	9,352	24,171	33,523	7,991	7/29/2011
Hawks Prairie Shopping Center, WA	—	5,334	20,694	—	2,110	5,334	22,804	28,138	7,051	9/8/2011
The Kress Building, WA	—	5,693	20,866	—	5,122	5,693	25,988	31,681	8,885	9/30/2011
Hillsboro Market Center, OR (2)	—	—	17,553	—	4,630	—	22,183	22,183	7,019	11/23/2011
Gateway Shopping Center, WA (2)	—	6,242	23,462	—	713	6,242	24,175	30,417	6,693	2/16/2012
Aurora Square, WA	—	10,325	13,336	—	6,999	10,325	20,335	30,660	4,048	5/3/2012 / 5/22/2014
Marlin Cove Shopping Center, CA	—	8,815	6,797	—	2,016	8,815	8,813	17,628	3,230	5/4/2012
Seabridge Marketplace, CA	—	5,098	17,164	—	3,523	5,098	20,687	25,785	5,444	5/31/2012
The Village at Novato, CA	—	5,329	4,412	—	2,678	5,329	7,090	12,419	1,437	7/24/2012
Glendora Shopping Center, CA	—	5,847	8,758	—	273	5,847	9,031	14,878	2,896	8/1/2012
Wilsonville Old Town Square, OR	—	4,181	15,394	—	2,165	4,181	17,559	21,740	4,631	8/1/2012
Bay Plaza, CA	—	5,454	14,857	75	1,136	5,529	15,993	21,522	4,377	10/5/2012
Santa Teresa Village, CA	—	14,965	17,162	—	12,345	14,965	29,507	44,472	7,149	11/8/2012
Cypress Center West, CA	—	15,480	11,819	125	2,045	15,605	13,864	29,469	4,231	12/7/2012

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

Redondo Beach Plaza, CA	—	16,242	13,625	95	528	16,337	14,153	30,490	4,024	12/28/2012
Harbor Place Center, CA	—	16,506	10,527	—	3,659	16,506	14,186	30,692	3,050	12/28/2012
Diamond Bar Town Center, CA	—	9,540	16,795	—	3,578	9,540	20,373	29,913	6,977	2/1/2013
Bernardo Heights Plaza, CA	—	3,192	8,940	—	782	3,192	9,722	12,914	2,919	2/6/2013
Canyon Crossing, WA	—	7,941	24,659	—	2,512	7,941	27,171	35,112	8,394	4/15/2013
Diamond Hills Plaza, CA	35,393	15,458	29,353	—	2,312	15,458	31,665	47,123	7,541	4/22/2013
Granada Shopping Center, CA	—	3,673	13,459	—	3,593	3,673	17,052	20,725	3,066	6/27/2013
Hawthorne Crossings, CA	—	10,383	29,277	—	231	10,383	29,508	39,891	7,237	6/27/2013
Robinwood Shopping Center, OR	—	3,997	11,317	18	687	4,015	12,004	16,019	3,087	8/23/2013
5 Points Plaza, CA	—	17,920	36,965	—	4,584	17,920	41,549	59,469	10,289	9/27/2013
Crossroads Shopping Center, WA	—	68,366	67,756	—	29,568	68,366	97,324	165,690	24,139	9/27/2013
Peninsula Marketplace, CA	—	14,730	19,214	—	1,265	14,730	20,479	35,209	4,798	11/1/2013
Country Club Village, CA	—	9,986	26,579	—	824	9,986	27,403	37,389	6,578	11/26/2013
Plaza de la Canada, CA (2)	—	10,351	24,819	—	1,397	10,351	26,216	36,567	6,335	12/13/2013
Tigard Marketplace, OR	—	13,587	9,603	—	751	13,587	10,354	23,941	3,332	2/18/2014
Creekside Plaza, CA	—	14,807	29,476	—	6,721	14,807	36,197	51,004	7,983	2/28/2014
North Park Plaza, CA	—	13,593	17,733	—	3,221	13,593	20,954	34,547	4,431	4/30/2014
Fallbrook Shopping Center, CA (2)	—	21,232	186,197	83	8,137	21,315	194,334	215,649	42,875	6/13/2014
Moorpark Town Center, CA	—	7,063	19,694	—	94	7,063	19,788	26,851	4,328	12/4/2014
Mission Foothill Marketplace Pads, CA	—	3,996	11,051	—	576	3,996	11,627	15,623	2,102	12/4/2014
Wilsonville Town Center, OR	—	10,334	27,101	—	808	10,334	27,909	38,243	6,434	12/11/2014
Park Oaks Shopping Center, CA	—	8,527	38,064	—	385	8,527	38,449	46,976	7,949	1/6/2015
Ontario Plaza, CA	—	9,825	26,635	—	1,460	9,825	28,095	37,920	6,571	1/6/2015
Winston Manor, CA	—	10,018	9,762	—	1,798	10,018	11,560	21,578	2,595	1/7/2015
Jackson Square, CA	—	6,886	24,558	—	768	6,886	25,326	32,212	4,946	7/1/2015
Tigard Promenade, OR	—	9,844	10,843	—	249	9,844	11,092	20,936	2,200	7/28/2015
Sunnyside Village Square, OR	—	4,428	13,324	—	2,531	4,428	15,855	20,283	3,540	7/28/2015
Gateway Centre, CA	—	16,275	28,308	—	4,077	16,275	32,385	48,660	6,148	9/1/2015
Johnson Creek Center, OR	—	9,009	22,534	—	1,024	9,009	23,558	32,567	4,647	11/9/2015
Iron Horse Plaza, CA	—	8,187	39,654	11	2,817	8,198	42,471	50,669	7,612	12/4/2015
Bellevue Marketplace, WA	—	10,488	39,119	—	10,375	10,488	49,494	59,982	9,002	12/10/2015
Four Corner Square, WA	—	9,926	31,415	35	537	9,961	31,952	41,913	6,197	12/21/2015
Warner Plaza, CA	—	16,104	60,188	—	10,472	16,104	70,660	86,764	13,020	12/31/2015
Magnolia Shopping Center, CA	—	12,501	27,040	38	2,043	12,539	29,083	41,622	5,569	3/10/2016
Casitas Plaza Shopping Center, CA	6,660	10,734	22,040	—	1,751	10,734	23,791	34,525	4,175	3/10/2016
Bouquet Center, CA	—	10,040	48,362	12	903	10,052	49,265	59,317	7,960	4/28/2016
North Ranch Shopping Center, CA	—	31,522	95,916	—	2,279	31,522	98,195	129,717	15,171	6/1/2016

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

Monterey Center, CA (2)	—	1,073	10,609	—	662	1,073	11,271	12,344	1,821	7/14/2016
Rose City Center, OR (2)	—	3,637	10,301	—	(105)	3,637	10,196	13,833	1,549	9/15/2016
The Knolls, CA	—	9,726	18,299	—	84	9,726	18,383	28,109	2,954	10/3/2016
Bridle Trails Shopping Center, WA	—	11,534	20,700	—	9,625	11,534	30,325	41,859	4,943	10/17/2016
Torrey Hills Corporate Center, CA	—	5,579	3,915	—	2,584	5,579	6,499	12,078	2,593	12/6/2016
PCC Community Markets Plaza, WA	—	1,856	6,914	—	7	1,856	6,921	8,777	1,108	1/25/2017
The Terraces, CA	—	18,378	37,103	—	1,633	18,378	38,736	57,114	5,695	3/17/2017
Santa Rosa Southside Shopping Center, CA	—	5,595	24,453	—	11,234	5,595	35,687	41,282	3,857	3/24/2017
Division Center, OR	—	6,912	26,098	—	2,832	6,912	28,930	35,842	4,341	4/5/2017
Highland Hill Shopping Center, WA	—	10,511	37,825	66	502	10,577	38,327	48,904	5,408	5/9/2017
Monta Loma Plaza, CA	—	18,226	11,113	—	113	18,226	11,226	29,452	1,472	9/19/2017
Fullerton Crossroads, CA	26,000	28,512	45,419	—	729	28,512	46,148	74,660	6,087	10/11/2017
Riverstone Marketplace, WA	16,811	5,113	27,594	—	655	5,113	28,249	33,362	3,610	10/11/2017
North Lynnwood Shopping Center, WA	—	4,955	10,335	21	5,128	4,976	15,463	20,439	1,684	10/19/2017
The Village at Nellie Gail Ranch, CA	—	22,730	22,578	—	1,815	22,730	24,393	47,123	3,188	11/30/2017
Stadium Center, WA	—	1,699	17,229	45	116	1,744	17,345	19,089	1,799	2/23/2018
King City Plaza, OR	—	5,161	10,072	—	122	5,161	10,194	15,355	1,122	5/18/2018
Summerwalk Village, WA	—	4,312	7,567	—	2,846	4,312	10,413	14,725	601	12/13/2019
Canyon Creek Plaza, CA	—	13,066	13,455	—	(9)	13,066	13,446	26,512	200	9/1/2021
Palomar Village, CA	—	9,642	26,925	—	35	9,642	26,960	36,602	255	10/12/2021
South Point Plaza, WA	—	17,890	28,006	—	1	17,890	28,007	45,897	177	11/10/2021
Olympia West Center, WA	—	4,971	19,884	—	—	4,971	19,884	24,855	42	12/6/2021
	$84,864	$913,796	$2,077,678	$2,065	$272,616	$915,861	$2,350,294	$3,266,155	$510,836

a.RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES (in thousands)

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period:	$3,156,552	$3,131,841	$3,160,472
Property improvements during the year	48,570	38,913	37,985
Properties acquired during the year	136,105	—	11,601
Properties sold during the year	(61,491)	—	(69,056)
Assets written off during the year	(13,581)	(14,202)	(9,161)
Balance at end of period:	$3,266,155	$3,156,552	$3,131,841

b.RECONCILIATION OF ACCUMULATED DEPRECIATION (in thousands)

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period:	$460,165	$390,916	$329,207
Depreciation expenses	82,957	83,774	82,419
Properties sold during the year	(18,476)	—	(10,775)
Property assets fully depreciated and written off	(13,810)	(14,525)	(9,935)
Balance at end of period:	$510,836	$460,165	$390,916

(1)Depreciation and investments in building and improvements reflected in the consolidated statements of operations is calculated over the estimated useful life of the assets as follows:

Building:  39-40 years
Property Improvements:  10-20 years

(2)Property, or a portion thereof, is subject to a ground lease.

(3)The aggregate cost for Federal Income Tax Purposes for real estate was approximately $3.0 billion at December 31, 2021.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2021
(in thousands)

a.RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE (in thousands)

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period:	$4,959	$13,000	$—
Mortgage loans acquired during the current period	—	—	13,250
Repayments on mortgage note receivable	(84)	(8,041)	(250)
Balance at end of period:	$4,875	$4,959	$13,000

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

During the year ended December 31, 2021, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the year ended December 31, 2021, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Corp.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of ROIC’s management, including the Chief Executive Officer and Chief Financial Officer, ROIC conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 56 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Partnership, LP)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of ROIC, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2021.

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

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2021.

Item 11.  Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2021.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2021.

Item 14.  Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2021.

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

3.1	Articles of Amendment and Restatement (2)

3.2	Amended and Restated Bylaws (24)

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

10.35	Sales Agreement, dated February 20, 2020, by and among the Company, the Operating Partnership, the Agents and the Forward Purchasers (22)

21.1*	List of Subsidiaries of Retail Opportunity Investments Corp.

23.1*	Consent of Ernst & Young LLP for Retail Opportunity Investments Corp.

23.2*	Consent of Ernst & Young LLP for Retail Opportunity Investments Partnership, LP

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certifications pursuant to Section 1350

101 SCH	Inline XBRL Taxonomy Extension Schema Document

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	Inline Taxonomy Extension Definition Linkbase Document

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (and contained in Exhibit 101)
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
(24)Incorporated by reference to the Company’s current report on Form 8-K filed on December 15, 2021.
* Filed herewith.
** Furnished with this report.
+ Unless otherwise noted, all exhibits have File No. 001-33479.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: February 17, 2022	By: /s/ Stuart A. Tanz
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

Date: February 17, 2022	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 17, 2022	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 17, 2022	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 17, 2022	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 17, 2022	/s/ Angela K. Ho
Angela K. Ho
Director

Date: February 17, 2022	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 17, 2022	/s/ Zabrina M. Jenkins
Zabrina M. Jenkins
Director

Date: February 17, 2022	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 17, 2022	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 17, 2022	/s/ Adrienne B. Pitts
Adrienne B. Pitts
Director

Date: February 17, 2022	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 17, 2022	/s/ Eric S. Zorn
Eric S. Zorn
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner Registrant
Date: February 17, 2022	By: /s/ Stuart A. Tanz
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

Date: February 17, 2022	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 17, 2022	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 17, 2022	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 17, 2022	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 17, 2022	/s/ Angela K. Ho
Angela K. Ho
Director

Date: February 17, 2022	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 17, 2022	/s/ Zabrina M. Jenkins
Zabrina M. Jenkins
Director

Date: February 17, 2022	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 17, 2022	/s/ Charles J. Persico
Charles J. Persico
Director

Date: February 17, 2022	/s/ Adrienne B. Pitts
Adrienne B. Pitts
Director

Date: February 17, 2022	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 17, 2022	/s/ Eric S. Zorn
Eric S. Zorn
Director