Form 10-Q
period 2022-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2022-04-26
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 124,203,356 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of April 21, 2022.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2022 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of March 31, 2022, ROIC owned an approximate 93.4% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Real Estate Investments:
Land	$917,222	$915,861
Building and improvements	2,353,984	2,350,294
	3,271,206	3,266,155
Less: accumulated depreciation	524,745	510,836
	2,746,461	2,755,319
Mortgage note receivable	4,853	4,875
Real Estate Investments, net	2,751,314	2,760,194
Cash and cash equivalents	17,867	13,218
Restricted cash	2,486	2,145
Tenant and other receivables, net	54,729	55,787
Deposits	1,000	—
Acquired lease intangible assets, net	49,805	50,139
Prepaid expenses	3,794	5,337
Deferred charges, net	24,544	25,017
Other assets	16,675	17,007
Total assets	$2,922,214	$2,928,844

LIABILITIES AND EQUITY
Liabilities:
Term loan	$298,980	$298,889
Credit facility	10,000	—
Senior Notes	945,632	945,231
Mortgage notes payable	61,546	85,354
Acquired lease intangible liabilities, net	132,452	136,608
Accounts payable and accrued expenses	47,389	48,598
Tenants’ security deposits	7,368	7,231
Other liabilities	40,566	40,580
Total liabilities	1,543,933	1,562,491

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 123,732,344 and 122,685,266 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	1,590,655	1,577,837
Dividends in excess of earnings	(302,279)	(297,801)
Accumulated other comprehensive loss	(1,095)	(3,154)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,287,293	1,276,894
Non-controlling interests	90,988	89,459
Total equity	1,378,281	1,366,353
Total liabilities and equity	$2,922,214	$2,928,844
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental revenue	$75,037	$68,904
Other income	1,436	283
Total revenues	76,473	69,187

Operating expenses
Property operating	12,091	10,559
Property taxes	8,520	8,606
Depreciation and amortization	23,762	23,040
General and administrative expenses	5,240	4,375
Other expense	179	153
Total operating expenses	49,792	46,733

Operating income	26,681	22,454

Non-operating expenses
Interest expense and other finance expenses	(14,215)	(14,480)
Net income	12,466	7,974
Net income attributable to non-controlling interests	(825)	(559)
Net Income Attributable to Retail Opportunity Investments Corp.	$11,641	$7,415

Earnings per share – basic and diluted	$0.09	$0.06

Dividends per common share	$0.13	$0.11

Comprehensive income:
Net income	$12,466	$7,974
Other comprehensive income:
Unrealized swap derivative gain arising during the period	808	76
Reclassification adjustment for amortization of interest expense included in net income	1,395	1,497
Other comprehensive income:	2,203	1,573
Comprehensive income	14,669	9,547
Comprehensive income attributable to non-controlling interests	(969)	(678)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$13,700	$8,869

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2021	122,685,266	$12	$1,577,837	$(297,801)	$(3,154)	$89,459	$1,366,353
Shares issued under the Equity Incentive Plan	406,106	—	302	—	—	—	302
Shares withheld for employee taxes	(122,658)	—	(2,405)	—	—	—	(2,405)
Cancellation of restricted stock	(10,649)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,572	—	—	—	2,572
Redemption of OP Units	50,000	—	978	—	—	(978)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,668)	—	—	2,668	—
Proceeds from the issuance of common stock	724,279	—	14,211	—	—	—	14,211
Registration expenditures	—	—	(172)	—	—	—	(172)
Cash dividends ($0.13 per share)	—	—	—	(16,009)	—	(1,130)	(17,139)
Dividends payable to officers	—	—	—	(110)	—	—	(110)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	11,641	—	—	11,641
Net income attributable to non-controlling interests	—	—	—	—	—	825	825
Other comprehensive income	—	—	—	—	2,059	144	2,203
Balance at March 31, 2022	123,732,344	$12	$1,590,655	$(302,279)	$(1,095)	$90,988	$1,378,281

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2020	118,085,155	$12	$1,497,662	$(289,309)	$(8,812)	$91,606	$1,291,159
Shares issued under the Equity Incentive Plan	535,819	—	428	—	—	—	428
Shares withheld for employee taxes	(142,247)	—	(1,905)	—	—	—	(1,905)
Stock based compensation expense	—	—	1,809	—	—	254	2,063
Redemption of OP Units	98,986	—	1,439	—	—	(1,439)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	2	—	—	(2)	—
Registration expenditures	—	—	(15)	—	—	—	(15)
Cash dividends ($0.11 per share)	—	—	—	(13,041)	—	(978)	(14,019)
Dividends payable to officers	—	—	—	(48)	—	(20)	(68)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	7,415	—	—	7,415
Net income attributable to non-controlling interests	—	—	—	—	—	559	559
Other comprehensive income	—	—	—	—	1,454	119	1,573
Balance at March 31, 2021	118,577,713	$12	$1,499,420	$(294,983)	$(7,358)	$90,099	$1,287,190
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,466	$7,974
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,762	23,040
Amortization of deferred financing costs and mortgage premiums, net	543	591
Straight-line rent adjustment	(451)	(18)
Amortization of above and below market rent	(3,057)	(2,232)
Amortization relating to stock based compensation	2,572	2,063
Provisions for tenant credit losses	628	1,578
Other noncash interest (income) expense	(14)	73
Change in operating assets and liabilities:
Tenant and other receivables	777	(2,160)
Prepaid expenses	1,543	1,506
Accounts payable and accrued expenses	6,795	11,439
Other assets and liabilities, net	2,207	(304)
Net cash provided by operating activities	47,771	43,550
CASH FLOWS FROM INVESTING ACTIVITIES
Improvements to properties	(16,031)	(7,465)
Deposits on real estate acquisitions, net	(1,000)	—
Proceeds on repayment of mortgage note receivable	22	20
Net cash used in investing activities	(17,009)	(7,445)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(23,639)	(152)
Proceeds from draws on credit facility	24,000	—
Payments on credit facility	(14,000)	(34,000)
Distributions to OP Unitholders	(1,840)	—
Proceeds from the sale of common stock	14,211	—
Registration expenditures	(351)	(15)
Dividends paid to common stockholders	(22,050)	(105)
Common shares issued under the Equity Incentive Plan	302	428
Shares withheld for employee taxes	(2,405)	(1,905)
Net cash used in financing activities	(25,772)	(35,749)
Net increase in cash, cash equivalents and restricted cash	4,990	356
Cash, cash equivalents and restricted cash at beginning of period	15,363	6,636
Cash, cash equivalents and restricted cash at end of period	$20,353	$6,992

Other non-cash investing and financing activities increase (decrease):
Interest rate swap liabilities	$(2,218)	$(1,499)
Accrued real estate improvement costs	$5,840	$4,707
Equity redemption of OP Units	$978	$1,439
Dividends and distributions payable	$17,578	$14,318
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$17,867	$4,843
Restricted cash	2,486	2,149
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$20,353	$6,992

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	March 31, 2022 (unaudited)	December 31, 2021
ASSETS
Real Estate Investments:
Land	$917,222	$915,861
Building and improvements	2,353,984	2,350,294
	3,271,206	3,266,155
Less: accumulated depreciation	524,745	510,836
	2,746,461	2,755,319
Mortgage note receivable	4,853	4,875
Real Estate Investments, net	2,751,314	2,760,194
Cash and cash equivalents	17,867	13,218
Restricted cash	2,486	2,145
Tenant and other receivables, net	54,729	55,787
Deposits	1,000	—
Acquired lease intangible assets, net	49,805	50,139
Prepaid expenses	3,794	5,337
Deferred charges, net	24,544	25,017
Other assets	16,675	17,007
Total assets	$2,922,214	$2,928,844

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$298,980	$298,889
Credit facility	10,000	—
Senior Notes	945,632	945,231
Mortgage notes payable	61,546	85,354
Acquired lease intangible liabilities, net	132,452	136,608
Accounts payable and accrued expenses	47,389	48,598
Tenants’ security deposits	7,368	7,231
Other liabilities	40,566	40,580
Total liabilities	1,543,933	1,562,491

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,288,388	1,280,048
Limited partners’ capital	91,065	89,680
Accumulated other comprehensive loss	(1,172)	(3,375)
Total capital	1,378,281	1,366,353
Total liabilities and capital	$2,922,214	$2,928,844

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental revenue	$75,037	$68,904
Other income	1,436	283
Total revenues	76,473	69,187

Operating expenses
Property operating	12,091	10,559
Property taxes	8,520	8,606
Depreciation and amortization	23,762	23,040
General and administrative expenses	5,240	4,375
Other expense	179	153
Total operating expenses	49,792	46,733

Operating income	26,681	22,454

Non-operating expenses
Interest expense and other finance expenses	(14,215)	(14,480)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$12,466	$7,974

Earnings per unit - basic and diluted	$0.09	$0.06

Distributions per unit	$0.13	$0.11

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$12,466	$7,974
Other comprehensive income:
Unrealized swap derivative gain arising during the period	808	76
Reclassification adjustment for amortization of interest expense included in net income	1,395	1,497
Other comprehensive income:	2,203	1,573
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$14,669	$9,547

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive loss
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2021	8,542,097	$89,680	122,685,266	$1,280,048	$(3,375)	$1,366,353
OP Units issued under the Equity Incentive Plan	201,860	—	406,106	302	—	302
OP Units withheld for employee taxes	—	—	(122,658)	(2,405)	—	(2,405)
Cancellation of OP Units	—	—	(10,649)	—	—	—
Stock based compensation expense	—	—	—	2,572	—	2,572
Equity redemption of OP Units	(50,000)	(978)	50,000	978	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,668	—	(2,668)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	724,279	14,211	—	14,211
Registration expenditures	—	—	—	(172)	—	(172)
Cash distributions ($0.13 per unit)	—	(1,130)	—	(16,009)	—	(17,139)
Distributions payable to officers	—	—	—	(110)	—	(110)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	825	—	11,641	—	12,466
Other comprehensive income	—	—	—	—	2,203	2,203
Balance at March 31, 2022	8,693,957	$91,065	123,732,344	$1,288,388	$(1,172)	$1,378,281

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive loss
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2020	8,966,083	$92,279	118,085,155	$1,208,365	$(9,485)	$1,291,159
OP Units issued under the Equity Incentive Plan	—	—	535,819	428	—	428
OP Units withheld for employee taxes	—	—	(142,247)	(1,905)	—	(1,905)
Stock based compensation expense	—	254	—	1,809	—	2,063
Equity redemption of OP Units	(98,986)	(1,439)	98,986	1,439	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	(2)	—	2	—	—
Registration expenditures	—	—	—	(15)	—	(15)
Cash distributions ($0.11 per unit)	—	(978)	—	(13,041)	—	(14,019)
Distributions payable to officers	—	(20)	—	(48)	—	(68)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	559	—	7,415	—	7,974
Other comprehensive income	—	—	—	—	1,573	1,573
Balance at March 31, 2021	8,867,097	$90,653	118,577,713	$1,204,449	$(7,912)	$1,287,190
 _________________________________
1.Consists of limited partnership interests held by third parties.
2.Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,466	$7,974
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,762	23,040
Amortization of deferred financing costs and mortgage premiums, net	543	591
Straight-line rent adjustment	(451)	(18)
Amortization of above and below market rent	(3,057)	(2,232)
Amortization relating to stock based compensation	2,572	2,063
Provisions for tenant credit losses	628	1,578
Other noncash interest (income) expense	(14)	73
Change in operating assets and liabilities:
Tenant and other receivables	777	(2,160)
Prepaid expenses	1,543	1,506
Accounts payable and accrued expenses	6,795	11,439
Other assets and liabilities, net	2,207	(304)
Net cash provided by operating activities	47,771	43,550
CASH FLOWS FROM INVESTING ACTIVITIES
Improvements to properties	(16,031)	(7,465)
Deposits on real estate acquisitions, net	(1,000)	—
Proceeds on repayment of mortgage note receivable	22	20
Net cash used in investing activities	(17,009)	(7,445)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(23,639)	(152)
Proceeds from draws on credit facility	24,000	—
Payments on credit facility	(14,000)	(34,000)
Proceeds from the issuance of OP Units in connection with issuance of common stock	14,211	—
Registration expenditures	(351)	(15)
Distributions to OP Unitholders	(23,890)	(105)
Issuance of OP Units under the Equity Incentive Plan	302	428
OP Units withheld for employee taxes	(2,405)	(1,905)
Net cash used in financing activities	(25,772)	(35,749)
Net increase in cash, cash equivalents and restricted cash	4,990	356
Cash, cash equivalents and restricted cash at beginning of period	15,363	6,636
Cash, cash equivalents and restricted cash at end of period	$20,353	$6,992

Other non-cash investing and financing activities increase (decrease):
Interest rate swap liabilities	$(2,218)	$(1,499)
Accrued real estate improvement costs	$5,840	$4,707
Equity redemption of OP Units	$978	$1,439
Distributions payable	$17,578	$14,318

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$17,867	$4,843
Restricted cash	2,486	2,149
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$20,353	$6,992

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

Impact of COVID-19

The pandemic of the coronavirus (“COVID-19”) had a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Nearly every industry was impacted directly or indirectly, and the U.S. retail market came under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis, which impacted the operations of the Company’s tenant base to varying degrees. Even as efforts to contain the pandemic, including vaccinations, have made progress, there is ongoing uncertainty about the nature and degree of the continued effects of COVID-19 on the businesses of the Company’s tenants over time, including whether customers will re-engage with tenants to the same extent they have in the past. The extent to which the COVID-19 pandemic, including any resurgences or new variants of the virus, continues to impact the businesses of the Company’s tenants and the Company’s operations and financial condition will depend on future developments which are still uncertain and cannot be predicted with confidence.

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of March 31, 2022, the statute of limitations for the tax years 2017 through and including 2020 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the three months ended March 31, 2022 and 2021, capitalized costs related to the improvement or replacement of real estate properties were approximately $14.9 million and $6.9 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three months ended March 31, 2022 or 2021.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2022 or December 31, 2021.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The allowance for doubtful accounts at March 31, 2022 and December 31, 2021 was approximately $18.6 million and $18.4 million, respectively.

Certain tenants experienced economic difficulties throughout the COVID-19 pandemic and sought future rent relief, which was provided in the form of rent deferrals, rent abatements or other possible agreements. Under ASC 842, “Leases,” subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Due to the number of lease contracts that would require analysis to determine, on a lease by lease basis, whether such a concession is required to be accounted for as a lease modification, the FASB staff provided clarity as to an acceptable approach to accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff provided guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed in the existing lease contract, as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee, thereby not requiring entities to apply lease modification guidance to those contracts. The Company has elected to not account for such COVID-19 concessions as lease modifications. Since the onset of the COVID-19 pandemic, the Company has entered into lease concessions that deferred approximately $11.2 million of contractual amounts billed. As of March 31, 2022, approximately $6.7 million of such deferral amounts have been rebilled in accordance with the underlying agreements, of which approximately $5.7 million, or approximately 85.6%, has been collected. The Company has evaluated rent relief requests on a case-by-case basis. Not all tenant requests have resulted in concession agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

For the three months ended March 31, 2022 and 2021, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards outstanding under the Equity Incentive Plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$12,466	$7,974
Less income attributable to non-controlling interests	(825)	(559)
Less earnings allocated to unvested shares	(88)	(77)
Net income available for common stockholders, basic	$11,553	$7,338
Numerator:
Net income	$12,466	$7,974
Less earnings allocated to unvested shares	(88)	(77)
Net income available for common stockholders, diluted	$12,378	$7,897
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	122,410,238	117,740,165
OP Units	8,696,735	8,913,617
Performance-based restricted stock awards	330,337	214,625
Stock options	1,358	5,429
Denominator for diluted EPS – weighted average common equivalent shares	131,438,668	126,873,836

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$12,466	$7,974
Less earnings allocated to unvested shares	(88)	(77)
Net income available to unitholders, basic and diluted	$12,378	$7,897
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	131,106,973	126,653,782
Performance-based restricted stock awards	330,337	214,625
Stock options	1,358	5,429
Denominator for diluted earnings per unit – weighted average common equivalent units	131,438,668	126,873,836

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

Awards of stock options, time-based restricted stock grants, and performance-based restricted stock subject to operational performance goals are expensed as compensation on a straight-line basis over the requisite service period. Awards of performance-based restricted stock subject to market-indexed performance criteria are expensed as compensation under the accelerated attribution method and are recognized in income regardless of the results of the performance criteria.

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

Future minimum rents to be received under non-cancellable leases as of March 31, 2022 are summarized as follows (in thousands):

Minimum Rents
Remaining 2022	$157,147
2023	189,894
2024	158,183
2025	130,294
2026	102,947
Thereafter	367,303
Total minimum lease payments	$1,105,768

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

Mortgage Notes Payable

On March 1, 2022, the Company repaid in full the Casitas Plaza mortgage note related to Casitas Plaza Shopping Center for a total of approximately $6.6 million, without penalty, in accordance with the prepayment provisions of the note. Additionally, on March 31, 2022, the Company repaid in full the Riverstone mortgage note related to Riverstone Marketplace for a total of approximately $16.7 million without penalty, in accordance with the prepayment provisions of the note.

The mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2022 and December 31, 2021, respectively, were as follows (in thousands, except interest rates):

Property	Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
Casitas Plaza Shopping Center	June 2022	5.320%	$—	$6,660
Riverstone Marketplace	July 2022	4.960%	—	16,811
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	35,225	35,393
			$61,225	$84,864
Mortgage premiums			450	632
Net unamortized deferred financing costs			(129)	(142)
Total mortgage notes payable			$61,546	$85,354

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	March 31, 2022	December 31, 2021
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(1,020)	(1,111)
Term loan	$298,980	$298,889

The Company has an unsecured term loan (the “term loan”) with several banks under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective December 20, 2019, the Company entered into the First Amendment to First Amended and Restated Term Loan Agreement (as amended, the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from September 8, 2022 to January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility

Agreement. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

As of March 31, 2022 there was $10.0 million outstanding under the credit facility and there were no borrowings outstanding under the credit facility as of December 31, 2021. The net unamortized deferred financing costs, which are included in Deferred charges, net in the accompanying consolidated balance sheets, were approximately $1.7 million as of March 31, 2022 compared to approximately $1.9 million as of December 31, 2021.

The weighted average interest rates on the term loan and the credit facility during the three months ended March 31, 2022 were 1.2% and 1.0%, respectively. As discussed in Note 8 below, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The Company had no available borrowings under the term loan at March 31, 2022. The Company had $590.0 million available to borrow under the credit facility at March 31, 2022.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(1,006)	(1,050)
Senior Notes Due 2027	$248,994	$248,950

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(346)	(366)
Senior Notes Due 2026	$199,654	$199,634

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal amount	$250,000	$250,000
Unamortized debt discount	(1,093)	(1,188)
Net unamortized deferred financing costs	(597)	(652)
Senior Notes Due 2024	$248,310	$248,160

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal amount	$250,000	$250,000
Unamortized debt discount	(877)	(998)
Net unamortized deferred financing costs	(449)	(515)
Senior Notes Due 2023	$248,674	$248,487

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Company was in compliance with such covenants at March 31, 2022.

4. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock outstanding.

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

During the three months ended March 31, 2022, ROIC sold a total of 724,279 shares under the Sales Agreement, which resulted in gross proceeds of approximately $14.2 million and commissions of approximately $142,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the three months ended March 31, 2022, the Company did not repurchase any shares of common stock under this program.

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

In 2018, the Company adopted the Company’s Amended and Restated 2009 Equity Incentive Plan (the “Equity Incentive Plan”). The types of awards that may be granted under the Equity Incentive Plan include stock options, restricted shares, share appreciation rights, phantom shares, dividend equivalent rights and other equity-based awards. The Equity Incentive Plan has a fungible unit system that counts the number of shares of the Company’s common stock used in the issuance of full-value awards, such as restricted shares and LTIP Units (defined below), differently than the number of shares of common stock used in the issuance of stock options. A total of 22,500,000 Fungible Units (as defined in the Equity Incentive Plan) are reserved for grant under the Equity Incentive Plan and the Fungible Unit-to-full-value award conversion ratio is 6.25 to 1.0. The Equity Incentive Plan will expire on April 25, 2028.

Restricted Stock

During the three months ended March 31, 2022, ROIC awarded 574,070 shares of restricted common stock under the Equity Incentive Plan, of which 192,464 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2025.

A summary of the status of ROIC’s non-vested restricted stock awards as of March 31, 2022, and changes during the three months ended March 31, 2022 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2021	1,153,471	$16.77
Granted	574,070	$18.98
Vested	(400,420)	$16.41
Forfeited	(10,649)	$16.86
Non-vested as of March 31, 2022	1,316,472	$17.84

LTIP Units

During the three months ended March 31, 2022, 201,860 units of limited partnership interests in the Operating Partnership called LTIP Units (“LTIP Units”) vested under the Equity Incentive Plan, issued at a weighted average grant date fair value of $16.35. Vesting of the LTIP Units was based on the Company’s achievement of certain performance criteria during the performance period from January 1, 2019 to December 31, 2021. Vested LTIP Units, after achieving parity with OP Units (as described in the Operating Partnership’s Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”)), are eligible to be converted into OP Units on a one-for-one basis upon the satisfaction of conditions set forth in the Partnership Agreement. On January 18, 2022, 201,860 LTIP Units were converted by the Company into 201,860 OP Units upon satisfying such conditions. Upon conversion of LTIP Units into OP Units, holders are able to redeem their OP Units for cash or, at ROIC’s option, for shares of ROIC common stock on a one-for-one basis.

Stock Based Compensation Expense

For the three months ended March 31, 2022 and 2021, the amounts charged to expense for all stock-based compensation arrangements totaled approximately $2.6 million and $2.1 million, respectively.

7. Capital of the Operating Partnership

As of March 31, 2022, the Operating Partnership had 132,426,301 OP Units outstanding. ROIC owned an approximate 93.4% partnership interest in the Operating Partnership at March 31, 2022, or 123,732,344 OP Units. The remaining 8,693,957 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP Unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of March 31, 2022, subject to certain exceptions, holders are able to redeem their OP Units for cash or, at ROIC’s option, for shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the three months ended March 31, 2022, ROIC received a notice of redemption for 50,000 OP Units. ROIC elected to redeem the 50,000 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 50,000 shares of ROIC common stock were issued.

The redemption value of outstanding OP Units owned by the limited partners as of March 31, 2022, not including ROIC, had such units been redeemed at March 31, 2022, was approximately $166.0 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding March 31, 2022, which amounted to $19.09 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at March 31, 2022 was approximately $242.0 million and $193.0 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at March 31, 2022 was approximately $251.1 million and $254.8 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $59.8 million with a weighted average interest rate of 5.0% as of March 31, 2022. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s current interest rate swaps as of March 31, 2022 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2022:
Liabilities
Derivative financial instruments	$—	$(1,229)	$—	$(1,229)

December 31, 2021:
Liabilities
Derivative financial instruments	$—	$(3,447)	$—	$(3,447)

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that approximately $1.2 million will be reclassified as a non-cash increase to interest expense related to the Company’s four outstanding swap arrangements and its previously cash-settled swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2022 and December 31, 2021, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	March 31, 2022 Fair Value	December 31, 2021 Fair Value
Interest rate products	Other liabilities	$(1,229)	$(3,447)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Amount of gain recognized in OCI on derivatives	$808	$76
Amount of loss reclassified from AOCI into interest	$1,395	$1,497

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of March 31, 2022, the Company’s net lease liability of approximately $17.1 million, which is included in Other liabilities in the accompanying balance sheets, and related net right-to-use asset of approximately $15.5 million, which is included in Other assets in the accompanying balance sheets, represents all operating leases in which the Company is a lessee. As of March 31, 2022, the Company’s weighted average remaining lease term is approximately 36.2 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $440,000 and $375,000 for the three months ended March 31, 2022 and 2021, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum annual lease payments under operating leases to the lease liability as of March 31, 2022 (in thousands):

Operating Leases
Remaining 2022	$992
2023	1,345
2024	1,351
2025	1,356
2026	1,376
Thereafter	30,276
Total undiscounted future minimum lease payments	36,696
Future minimum lease payments, discount	(19,634)
Lease liability	$17,062

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

10. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended March 31, 2022 and 2021, the Company incurred approximately $24,000 and $21,000 of expenses, respectively, relating to the agreements. These expenses were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

11. Subsequent Events

On April 1, 2022, the Company acquired the property known as Olympia Square North, located in Olympia, Washington, within the Seattle metropolitan area, for a purchase price of approximately $18.4 million. Olympia Square North is approximately 90,000 square feet and is anchored by Albertsons Supermarket. The property was acquired with cash on hand and borrowings under the credit facility.

On April 1, 2022, the Company acquired the property known as Powell Valley Junction, located in Gresham, Oregon, within the Portland metropolitan area, for a purchase price of approximately $17.6 million. Powell Valley Junction is approximately 109,000 square feet and is anchored by Walmart Neighborhood Market. The property was acquired with cash on hand and borrowings under the credit facility.

Subsequent to March 31, 2022, ROIC settled a total of 471,012 shares under the Sales Agreement, which resulted in gross proceeds of approximately $9.2 million and commissions of approximately $92,000 paid to the Agents.

On April 25, 2022, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.13 per share and per OP Unit, payable on July 8, 2022 to holders of record on June 17, 2022.

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

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, including the ongoing impact of the COVID-19 pandemic, which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Additional factors, many of which may be influenced by the COVID-19 pandemic, that could cause actual outcomes or results to differ materially from those indicated in these statements include:

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

•the impact of economic conditions, including inflation, on our business;
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
•changes in interest rates or our credit ratings that could impact the market price of our common stock and the cost of our borrowings; and
•legislative and regulatory changes (including changes to laws governing the taxation of REITs).
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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of March 31, 2022, ROIC owned an approximate 93.4% partnership interest and other limited partners owned the remaining approximate 6.6%

partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of March 31, 2022, the Company’s portfolio consisted of 90 properties (89 retail and one office) totaling approximately 10.2 million square feet of gross leasable area (“GLA”). As of March 31, 2022, the Company’s retail portfolio was approximately 97.2% leased. During the three months ended March 31, 2022, the Company leased or renewed a total of approximately 417,000 square feet in its portfolio. The Company has committed approximately $2.5 million, or $26.92 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the three months ended March 31, 2022. The Company has committed approximately $145,000, or $1.54 per square foot, in leasing commissions, for the new leases that occurred during the three months ended March 31, 2022. Tenant improvement and leasing commission commitments for renewed leases were not material for the three months ended March 31, 2022.

Impact of COVID-19

The spread of COVID-19 had a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the west coast in which the Company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly by the COVID-19 pandemic, and the U.S. retail market came under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis, which impacted the operations of the Company’s tenant base to varying degrees. The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties and the Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. Even as efforts to contain the pandemic, including vaccinations, have made progress, there is ongoing uncertainty about the nature and degree of the continued effects of COVID-19 on the businesses of the Company’s tenants over time, including whether customers will re-engage with tenants to the same extent they have in the past. The extent to which the COVID-19 pandemic, including any resurgences or new variants of the virus, continues to impact the businesses of the Company’s tenants and the Company’s operations and financial condition will depend on future developments which are still uncertain and cannot be predicted with confidence.

As is believed to be the case with retail landlords across the U.S., the Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests. Since the onset of the COVID-19 pandemic, the Company has entered into lease concessions that deferred approximately $11.2 million of contractual amounts billed. As of March 31, 2022, approximately $6.7 million of such deferral amounts have been rebilled in accordance with the underlying agreements, of which approximately $5.7 million, or approximately 85.6%, has been collected. The Company has evaluated and continues to evaluate rent relief requests on a case-by-case basis. Not all tenant requests have resulted in concession agreements, nor is the Company foregoing its contractual rights under its lease agreements. See Note 1 of the accompanying consolidated financial statements for a discussion on how the Company accounts for COVID-19 related rent concessions.

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

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended March 31, 2022 and 2021 (in thousands):

		Three Months Ended March 31,
		2022	2021
Operating income per GAAP		$26,681	$22,454
Plus:	Depreciation and amortization	23,762	23,040
	General and administrative expenses	5,240	4,375
	Other expense	179	153
Property operating income		$55,862	$50,022

The following comparison for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, makes reference to the effect of the same-center properties. Same-center properties, which totaled 85 of the Company’s 90 properties as of March 31, 2022, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2022 related to the 85 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2022 and 2021 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended March 31, 2022
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$30,606	$(3,925)	$26,681
Plus:	Depreciation and amortization	22,018	1,744	23,762
	General and administrative expenses (1)	—	5,240	5,240
	Other expense (1)	—	179	179
Property operating income		$52,624	$3,238	$55,862
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2021 related to the 85 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2022 and 2021 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended March 31, 2021
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$26,289	$(3,835)	$22,454
Plus:	Depreciation and amortization	22,124	916	23,040
	General and administrative expenses (1)	—	4,375	4,375
	Other expense (1)	—	153	153
Property operating income		$48,413	$1,609	$50,022
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the three months ended March 31, 2022, the Company generated property operating income of approximately $55.9 million compared to property operating income of $50.0 million generated during the three months ended March 31, 2021, an increase of approximately $5.8 million. The property operating income for the 85 same-center properties increased approximately $4.2 million primarily due to an increase in base rents as a result of an increase in occupancy and re-leasing spreads and a decrease in estimated uncollectible rental revenue in the three months ended March 31, 2022. The property operating income for the non same-center properties increased approximately $1.6 million primarily due to the net increase in the number of properties the Company owned as of March 31, 2022 compared to March 31, 2021.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended March 31, 2022 of approximately $23.8 million compared to approximately $23.0 million incurred during the three months ended March 31, 2021.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $5.2 million during the three months ended March 31, 2022 compared to approximately $4.4 million during the three months ended March 31, 2021. General and administrative expenses increased approximately $865,000 primarily as a result of an increase in compensation-related expenses during the three months ended March 31, 2022.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended March 31, 2022 of approximately $14.2 million compared to approximately $14.5 million during the three months ended March 31, 2021.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net income attributable to ROIC	$11,641	$7,415
Plus: Depreciation and amortization	23,762	23,040
Funds from operations – basic	35,403	30,455
Net income attributable to non-controlling interests	825	559
Funds from operations – diluted	$36,228	$31,014

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three months ended March 31, 2022 and 2021. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 85 of the Company’s 90 properties for the three months ended March 31, 2022, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters (in thousands):

	Three Months Ended March 31,
	2022	2021
GAAP operating income	$26,681	$22,454
Depreciation and amortization	23,762	23,040
General and administrative expenses	5,240	4,375
Other expense	179	153
Straight-line rent	(451)	(18)
Amortization of above- and below-market rent	(3,057)	(2,232)
Property revenues and other expenses (1)	(324)	(129)
Total Company cash NOI	52,030	47,643
Non same-center cash NOI	(2,536)	(1,614)
Same-center cash NOI	$49,494	$46,029
______________________
(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the three months ended March 31, 2022, the Company generated same-center cash NOI of approximately $49.5 million compared to same-center cash NOI of approximately $46.0 million generated during the three months ended March 31, 2021, representing a 7.5% increase. This increase is primarily due to an increase in base rents driven by contractual rent increases and an increase in occupancy and re-leasing spreads, and a decrease in projected uncollectible rental revenue.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2022 or December 31, 2021.

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

During the three months ended March 31, 2022, the Company’s primary sources of cash were distributions from the Operating Partnership and proceeds from the issuance of common stock. As of March 31, 2022, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

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

During the three months ended March 31, 2022, ROIC sold a total of 724,279 shares under the Sales Agreement, which resulted in gross proceeds of approximately $14.2 million and commissions of approximately $142,000 paid to the Agents. The Company intends to use the net proceeds for general corporate purposes, which may include, among other things, the funding of acquisitions and additions to working capital.

For the three months ended March 31, 2022, dividends paid to stockholders totaled approximately $22.1 million. Additionally, for the three months ended March 31, 2022, distributions paid from the Operating Partnership to the non-controlling interest holders of OP Units (“OP Unitholders”) totaled approximately $1.8 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $47.8 million. For the three months ended March 31, 2021, dividends paid and payable to stockholders totaled approximately $13.1 million. Additionally, for the three months ended March 31, 2021, the distributions paid and payable from the Operating Partnership to the non-controlling interest OP Unitholders totaled approximately $1.0 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $43.6 million.

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

During the three months ended March 31, 2022, the Operating Partnership’s primary source of cash was cash flow from operations and cash contributed by ROIC from the issuance of common stock. As of March 31, 2022, the Operating Partnership has determined that it has adequate capital to meet its debt obligations and operating expenses for the next twelve months.

The Operating Partnership has an unsecured term loan (the “term loan”) with several banks under which the lenders agreed to provide a $300.0 million unsecured term loan facility. Effective December 20, 2019, the Operating Partnership entered into the First Amendment to First Amended and Restated Term Loan Agreement (as amended, the “Term Loan Agreement”) pursuant to which the maturity date of the term loan was extended from September 8, 2022 to January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Operating Partnership may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments. Borrowings under the Term Loan Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Operating Partnership, plus, as applicable, (i) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the relevant period (the “Eurodollar Rate”), or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by the Administrative Agent as its “prime rate,” and (c) the Eurodollar Rate plus 1.00%.

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks. Effective December 20, 2019, the Operating Partnership entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Operating Partnership, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Operating Partnership, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement.

As of March 31, 2022, $300.0 million and $10.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rates on the term loan and the credit facility during the three months ended March 31, 2022 were 1.2% and 1.0%, respectively. As discussed in Note 8 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk and accordingly, the swapped interest rate on the term loan is 3.0%. The Company had no available borrowings under the term loan at March 31, 2022. The Company had $590.0 million available to borrow under the credit facility at March 31, 2022.

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Company was in compliance with such covenants at March 31, 2022.

While the Operating Partnership generally intends to hold its assets as long term investments, certain of its investments may be sold in order to manage the Operating Partnership’s interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of its investments, if any, cannot be predicted with any certainty.

The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net Cash Provided by (Used in):
Operating Activities	$47,771	$43,550
Investing Activities	$(17,009)	$(7,445)
Financing Activities	$(25,772)	$(35,749)

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to approximately $47.8 million in the three months ended March 31, 2022, compared to approximately $43.6 million in the comparable period in 2021. This increase of approximately $4.2 million during the three months ended March 31, 2022 is primarily due to the increase in property operating income of approximately $5.8 million and the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to approximately $17.0 million in the three months ended March 31, 2022, compared to approximately $7.4 million in the comparable period in 2021. This increase of approximately $9.6 million for the three months ended March 31, 2022 is primarily due to an increase in payments for improvements to properties of approximately $8.6 million.

Financing Activities

Net cash flows used in financing activities amounted to approximately $25.8 million in the three months ended March 31, 2022, compared to approximately $35.7 million in the comparable period in 2021. This decrease of approximately $10.0 million for the three months ended March 31, 2022 is primarily due to the net increase in borrowings on the credit facility of $44.0 million and the increase in proceeds from the sale of common stock of approximately $14.2 million, offset by the increase in dividends and distributions paid to common shareholders and OP Unitholders of approximately $23.8 million and the increase in principal repayments on mortgages of approximately $23.5 million.

Material Cash Requirements

The following table represents the Company’s known contractual and other short-term (i.e., the next twelve months) and long-term (i.e., beyond the next twelve months) obligations as of March 31, 2022 (in thousands):

	Short-Term	Long-Term	Total
Material cash requirements:
Mortgage Notes Payable Principal (1)	$668	$60,557	$61,225
Mortgage Notes Payable Interest	2,500	4,488	6,988
Term loan (2)	—	300,000	300,000
Credit facility (3)	—	10,000	10,000
Senior Notes Due 2027 (4)	10,475	302,375	312,850
Senior Notes Due 2026 (4)	7,900	227,650	235,550
Senior Notes Due 2024 (4)	10,000	270,000	280,000
Senior Notes Due 2023 (4)	12,500	262,500	275,000
Operating lease obligations	1,328	35,368	36,696
Total	$45,371	$1,472,938	$1,518,309
__________________

(1)Does not include unamortized mortgage premium of approximately $450,000 as of March 31, 2022.
(2)For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of March 31, 2022 which was 3.0%, inclusive of the swap agreements the Company has entered into.
(3)For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the interest rate on the credit facility as of March 31, 2022 which was 1.4%
(4)Represents payments of interest only in the short-term and payments of both principal and interest in the long-term.

The short-term and long-term liquidity requirements of the Company, including the Operating Partnership and its subsidiaries, consist primarily of the material cash requirements set forth above, dividends expected to be paid to the Company’s stockholders, capital expenditures and capital required for acquisitions.

The Company, including the Operating Partnership and its subsidiaries, plans to satisfy its short-term liquidity requirements, including its material cash requirements, through operating cash flows and borrowings under the credit facility.

Historically, the Company, including the Operating Partnership and its subsidiaries, has financed its long-term liquidity requirements through operating cash flows, borrowings under the credit facility and term loan, debt refinancings, new debt, equity offerings and other capital market transactions, and/or the disposition of assets. The Company expects to continue doing so in the future. However, there can be no assurance that these sources will always be available to the Company when needed, or on terms the Company desires or that the future requirements of the Company will not be materially higher than the Company currently expects.

The Company has committed approximately $2.5 million and $145,000 in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the three months ended March 31, 2022.

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

Under the term loan, several banks acting as lenders have agreed to provide up to $300.0 million of borrowing capacity. Effective December 20, 2019, the Company entered into the Term Loan Agreement pursuant to which the maturity date of the term loan was extended from September 8, 2022 to January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Company may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments.

Under the credit facility, several banks acting as lenders have agreed to provide up to $600.0 million of borrowing capacity. Effective December 20, 2019, the Company entered into the Credit Facility Agreement pursuant to which the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions.

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

The Company plans to finance future acquisitions through a combination of cash from operations, borrowings under the credit facility, the assumption of existing mortgage debt, the issuance of OP Units, equity and debt offerings, and the potential sale of existing assets. In addition, the Company may acquire retail properties indirectly through joint ventures with third parties as a means of increasing the funds available for the acquisition of properties.

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

As of March 31, 2022, the Company had $310.0 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. See the discussion under Note 8 to the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps.

The Company entered into interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program. The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of March 31, 2022, exclusive of non-performance risk (in thousands):

Swap Notional	Less 100 basis points	Less 50 basis points	March 31, 2022 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(637)	$(464)	$(292)	$(120)	$51
$100,000	$(637)	$(464)	$(292)	$(120)	$51
$50,000	$(496)	$(409)	$(323)	$(237)	$(151)
$50,000	$(497)	$(410)	$(324)	$(238)	$(152)

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

During the three months ended March 31, 2022, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the three months ended March 31, 2022, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our risk factors during the three months ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, ROIC purchased the following:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	122,658	$19.60	—	—
February 1, 2022 to February 28, 2022	—	—	—	—
March 1, 2022 to March 31, 2022	—	—	—	—
Total	122,658	$19.60	—	—

(1)Represents shares repurchased by the Company in connection with the net share settlement to cover the minimum taxes on vesting of restricted stock issued under the Company’s Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor.(1)

3.2	Articles of Amendment and Restatement of Retail Opportunity Investments Corp.(1)

3.3	Amended and Restated Bylaws of Retail Opportunity Investments Corp.(3)

3.4
Second Amended and Restated Agreement of Limited Partnership of Retail Opportunity Investments Partnership, LP by and among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (and contained in Exhibit 101).
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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: April 26, 2022	Date: April 26, 2022

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: April 26, 2022	Date: April 26, 2022