Form 10-Q
period 2022-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2022-10-26
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 124,541,618 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of October 20, 2022.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2022 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of September 30, 2022, ROIC owned an approximate 93.6% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Real Estate Investments:
Land	$942,276	$915,861
Building and improvements	2,453,763	2,350,294
	3,396,039	3,266,155
Less: accumulated depreciation	556,930	510,836
	2,839,109	2,755,319
Mortgage note receivable	4,808	4,875
Real Estate Investments, net	2,843,917	2,760,194
Cash and cash equivalents	7,439	13,218
Restricted cash	1,997	2,145
Tenant and other receivables, net	54,177	55,787
Deposits	500	—
Acquired lease intangible assets, net	50,496	50,139
Prepaid expenses	1,504	5,337
Deferred charges, net	25,221	25,017
Other assets	16,437	17,007
Total assets	$3,001,688	$2,928,844

LIABILITIES AND EQUITY
Liabilities:
Term loan	$299,162	$298,889
Credit facility	52,000	—
Senior Notes	946,440	945,231
Mortgage notes payable	61,130	85,354
Acquired lease intangible liabilities, net	146,178	136,608
Accounts payable and accrued expenses	56,585	48,598
Tenants’ security deposits	7,525	7,231
Other liabilities	41,591	40,580
Total liabilities	1,610,611	1,562,491

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 124,541,618 and 122,685,266 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	12	12
Additional paid-in capital	1,609,588	1,577,837
Accumulated dividends in excess of earnings	(307,394)	(297,801)
Accumulated other comprehensive income (loss)	27	(3,154)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,302,233	1,276,894
Non-controlling interests	88,844	89,459
Total equity	1,391,077	1,366,353
Total liabilities and equity	$3,001,688	$2,928,844
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental revenue	$77,420	$69,907	$229,675	$208,925
Other income	618	1,478	3,061	2,377
Total revenues	78,038	71,385	232,736	211,302

Operating expenses
Property operating	12,705	11,009	37,468	32,334
Property taxes	8,876	8,564	25,812	25,502
Depreciation and amortization	24,332	22,854	72,444	69,401
General and administrative expenses	5,203	4,746	16,145	14,353
Other expense	111	147	778	631
Total operating expenses	51,227	47,320	152,647	142,221

Gain on sale of real estate	7,653	12,880	7,653	22,340

Operating income	34,464	36,945	87,742	91,421

Non-operating expenses
Interest expense and other finance expenses	(14,678)	(14,356)	(43,176)	(43,173)
Net income	19,786	22,589	44,566	48,248
Net income attributable to non-controlling interests	(1,264)	(1,494)	(2,896)	(3,254)
Net Income Attributable to Retail Opportunity Investments Corp.	$18,522	$21,095	$41,670	$44,994

Earnings per share – basic	$0.15	$0.17	$0.34	$0.38

Earnings per share – diluted	$0.15	$0.17	$0.33	$0.38

Dividends per common share	$0.15	$0.11	$0.41	$0.33

Comprehensive income:
Net income	$19,786	$22,589	$44,566	$48,248
Other comprehensive income:
Unrealized swap derivative gain (loss) arising during the period	61	(122)	1,104	(159)
Reclassification adjustment for amortization of interest expense included in net income	(27)	1,469	2,300	4,422
Other comprehensive income:	34	1,347	3,404	4,263
Comprehensive income	19,820	23,936	47,970	52,511
Comprehensive income attributable to non-controlling interests	(1,266)	(1,585)	(3,119)	(3,582)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$18,554	$22,351	$44,851	$48,929
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive (loss) income	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2021	122,685,266	$12	$1,577,837	$(297,801)	$(3,154)	$89,459	$1,366,353
Shares issued under the Equity Incentive Plan	406,106	—	302	—	—	—	302
Shares withheld for employee taxes	(122,658)	—	(2,405)	—	—	—	(2,405)
Cancellation of restricted stock	(10,649)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,572	—	—	—	2,572
Redemption of OP Units	50,000	—	978	—	—	(978)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,668)	—	—	2,668	—
Proceeds from the issuance of common stock	724,279	—	14,211	—	—	—	14,211
Registration expenditures	—	—	(172)	—	—	—	(172)
Cash dividends ($0.13 per share)	—	—	—	(16,009)	—	(1,130)	(17,139)
Dividends payable to officers	—	—	—	(110)	—	—	(110)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	11,641	—	—	11,641
Net income attributable to non-controlling interests	—	—	—	—	—	825	825
Other comprehensive income	—	—	—	—	2,059	144	2,203
Balance at March 31, 2022	123,732,344	$12	$1,590,655	$(302,279)	$(1,095)	$90,988	$1,378,281
Cancellation of restricted stock	(1,500)	—	—	—	—	—	—
Stock based compensation expense	—	—	3,028	—	—	—	3,028
Redemption of OP Units	46,840	—	917	—	—	(917)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(932)	—	—	932	—
Proceeds from the issuance of common stock	563,934	—	10,988	—	—	—	10,988
Registration expenditures	—	—	(161)	—	—	—	(161)
Cash dividends ($0.13 per share)	—	—	—	(16,164)	—	(1,126)	(17,290)
Dividends payable to officers	—	—	—	(103)	—	—	(103)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	11,507	—	—	11,507
Net income attributable to non-controlling interests	—	—	—	—	—	807	807
Other comprehensive income	—	—	—	—	1,090	77	1,167
Balance at June 30, 2022	124,341,618	$12	$1,604,495	$(307,039)	$(5)	$90,761	$1,388,224
Stock based compensation expense	—	—	3,221	—	—	—	3,221
Redemption of OP Units	200,000	—	3,176	—	—	(3,176)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(1,260)	—	—	1,260	—
Registration expenditures	—	—	(44)	—	—	—	(44)
Cash dividends ($0.15 per share)	—	—	—	(18,680)	—	(1,267)	(19,947)
Dividends payable to officers	—	—	—	(197)	—	—	(197)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	18,522	—	—	18,522
Net income attributable to non-controlling interests	—	—	—	—	—	1,264	1,264
Other comprehensive income	—	—	—	—	32	2	34
Balance at September 30, 2022	124,541,618	$12	$1,609,588	$(307,394)	$27	$88,844	$1,391,077

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

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,566	$48,248
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	72,444	69,401
Amortization of deferred financing costs and mortgage discounts and premiums, net	1,884	1,783
Straight-line rent adjustment	(2,288)	(438)
Amortization of above and below market rent	(9,218)	(6,571)
Amortization relating to stock based compensation	8,821	7,863
Provisions for tenant credit losses	1,528	2,023
Other noncash interest (income) expense	(42)	59
Gain on sale of real estate	(7,653)	(22,340)
Change in operating assets and liabilities:
Tenant and other receivables	1,545	(1,498)
Prepaid expenses	3,823	3,412
Accounts payable and accrued expenses	14,325	16,194
Other assets and liabilities, net	3,306	(2,972)
Net cash provided by operating activities	133,041	115,164
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(120,639)	(30,304)
Proceeds from sale of real estate	34,435	68,003
Improvements to properties	(44,590)	(32,390)
Deposits on real estate acquisitions, net	(500)	(1,000)
Proceeds on repayment of mortgage note receivable	67	63
Net cash (used in) provided by investing activities	(131,227)	4,372
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(23,965)	(453)
Proceeds from draws on credit facility	117,000	20,000
Payments on credit facility	(65,000)	(68,000)
Distributions to OP Unitholders	(4,096)	(1,918)
Proceeds from the sale of common stock	25,199	46,061
Registration expenditures	(553)	(500)
Dividends paid to common stockholders	(54,223)	(26,416)
Common shares issued under the Equity Incentive Plan	302	428
Shares withheld for employee taxes	(2,405)	(1,905)
Net cash used in financing activities	(7,741)	(32,703)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,927)	86,833
Cash, cash equivalents and restricted cash at beginning of period	15,363	6,636
Cash, cash equivalents and restricted cash at end of period	$9,436	$93,469

Other non-cash investing and financing activities increase (decrease):
Intangible lease liabilities	$21,823	$—
Interest rate swap liabilities	$(3,447)	$(4,204)
Accrued real estate improvement costs	$4,375	$8,206
Equity redemption of OP Units	$5,071	$6,858
Dividends and distributions payable	$20,687	$14,739
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$7,439	$91,150
Restricted cash	1,997	2,319
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$9,436	$93,469

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	September 30, 2022 (unaudited)	December 31, 2021
ASSETS
Real Estate Investments:
Land	$942,276	$915,861
Building and improvements	2,453,763	2,350,294
	3,396,039	3,266,155
Less: accumulated depreciation	556,930	510,836
	2,839,109	2,755,319
Mortgage note receivable	4,808	4,875
Real Estate Investments, net	2,843,917	2,760,194
Cash and cash equivalents	7,439	13,218
Restricted cash	1,997	2,145
Tenant and other receivables, net	54,177	55,787
Deposits	500	—
Acquired lease intangible assets, net	50,496	50,139
Prepaid expenses	1,504	5,337
Deferred charges, net	25,221	25,017
Other assets	16,437	17,007
Total assets	$3,001,688	$2,928,844

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$299,162	$298,889
Credit facility	52,000	—
Senior Notes	946,440	945,231
Mortgage notes payable	61,130	85,354
Acquired lease intangible liabilities, net	146,178	136,608
Accounts payable and accrued expenses	56,585	48,598
Tenants’ security deposits	7,525	7,231
Other liabilities	41,591	40,580
Total liabilities	1,610,611	1,562,491

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,302,206	1,280,048
Limited partners’ capital	88,842	89,680
Accumulated other comprehensive income (loss)	29	(3,375)
Total capital	1,391,077	1,366,353
Total liabilities and capital	$3,001,688	$2,928,844

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental revenue	$77,420	$69,907	$229,675	$208,925
Other income	618	1,478	3,061	2,377
Total revenues	78,038	71,385	232,736	211,302

Operating expenses
Property operating	12,705	11,009	37,468	32,334
Property taxes	8,876	8,564	25,812	25,502
Depreciation and amortization	24,332	22,854	72,444	69,401
General and administrative expenses	5,203	4,746	16,145	14,353
Other expense	111	147	778	631
Total operating expenses	51,227	47,320	152,647	142,221

Gain on sale of real estate	7,653	12,880	7,653	22,340

Operating income	34,464	36,945	87,742	91,421

Non-operating expenses
Interest expense and other finance expenses	(14,678)	(14,356)	(43,176)	(43,173)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$19,786	$22,589	$44,566	$48,248

Earnings per unit - basic	$0.15	$0.17	$0.34	$0.38

Earnings per unit - diluted	$0.15	$0.17	$0.33	$0.38

Distributions per unit	$0.15	$0.11	$0.41	$0.33

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$19,786	$22,589	$44,566	$48,248
Other comprehensive income:
Unrealized swap derivative gain (loss) arising during the period	61	(122)	1,104	(159)
Reclassification adjustment for amortization of interest expense included in net income	(27)	1,469	2,300	4,422
Other comprehensive income:	34	1,347	3,404	4,263
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$19,820	$23,936	$47,970	$52,511

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive (loss) income
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2021	8,542,097	$89,680	122,685,266	$1,280,048	$(3,375)	$1,366,353
OP Units issued under the Equity Incentive Plan	201,860	—	406,106	302	—	302
OP Units withheld for employee taxes	—	—	(122,658)	(2,405)	—	(2,405)
Cancellation of OP Units	—	—	(10,649)	—	—	—
Stock based compensation expense	—	—	—	2,572	—	2,572
Equity redemption of OP Units	(50,000)	(978)	50,000	978	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,668	—	(2,668)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	724,279	14,211	—	14,211
Registration expenditures	—	—	—	(172)	—	(172)
Cash distributions ($0.13 per unit)	—	(1,130)	—	(16,009)	—	(17,139)
Distributions payable to officers	—	—	—	(110)	—	(110)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	825	—	11,641	—	12,466
Other comprehensive income	—	—	—	—	2,203	2,203
Balance at March 31, 2022	8,693,957	$91,065	123,732,344	$1,288,388	$(1,172)	$1,378,281
Cancellation of OP Units	—	—	(1,500)	—	—	—
Stock based compensation expense	—	—	—	3,028	—	3,028
Equity redemption of OP Units	(46,840)	(917)	46,840	917	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	932	—	(932)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	563,934	10,988	—	10,988
Registration expenditures	—	—	—	(161)	—	(161)
Cash distributions ($0.13 per unit)	—	(1,126)	—	(16,164)	—	(17,290)
Distributions payable to officers	—	—	—	(103)	—	(103)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	807	—	11,507	—	12,314
Other comprehensive income	—	—	—	—	1,167	1,167
Balance at June 30, 2022	8,647,117	$90,761	124,341,618	$1,297,468	$(5)	$1,388,224
Stock based compensation expense	—	—	—	3,221	—	3,221
Equity redemption of OP Units	(200,000)	(3,176)	200,000	3,176	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	1,260	—	(1,260)	—	—
Registration expenditures	—	—	—	(44)	—	(44)
Cash distributions ($0.15 per unit)	—	(1,267)	—	(18,680)	—	(19,947)
Distributions payable to officers	—	—	—	(197)	—	(197)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,264	—	18,522	—	19,786
Other comprehensive income	—	—	—	—	34	34
Balance at September 30, 2022	8,447,117	$88,842	124,541,618	$1,302,206	$29	$1,391,077

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

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,566	$48,248
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	72,444	69,401
Amortization of deferred financing costs and mortgage discounts and premiums, net	1,884	1,783
Straight-line rent adjustment	(2,288)	(438)
Amortization of above and below market rent	(9,218)	(6,571)
Amortization relating to stock based compensation	8,821	7,863
Provisions for tenant credit losses	1,528	2,023
Other noncash interest (income) expense	(42)	59
Gain on sale of real estate	(7,653)	(22,340)
Change in operating assets and liabilities:
Tenant and other receivables	1,545	(1,498)
Prepaid expenses	3,823	3,412
Accounts payable and accrued expenses	14,325	16,194
Other assets and liabilities, net	3,306	(2,972)
Net cash provided by operating activities	133,041	115,164
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(120,639)	(30,304)
Proceeds from sale of real estate	34,435	68,003
Improvements to properties	(44,590)	(32,390)
Deposits on real estate acquisitions, net	(500)	(1,000)
Proceeds on repayment of mortgage note receivable	67	63
Net cash (used in) provided by investing activities	(131,227)	4,372
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(23,965)	(453)
Proceeds from draws on credit facility	117,000	20,000
Payments on credit facility	(65,000)	(68,000)
Proceeds from the issuance of OP Units in connection with issuance of common stock	25,199	46,061
Registration expenditures	(553)	(500)
Distributions to OP Unitholders	(58,319)	(28,334)
Issuance of OP Units under the Equity Incentive Plan	302	428
OP Units withheld for employee taxes	(2,405)	(1,905)
Net cash used in financing activities	(7,741)	(32,703)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,927)	86,833
Cash, cash equivalents and restricted cash at beginning of period	15,363	6,636
Cash, cash equivalents and restricted cash at end of period	$9,436	$93,469

Other non-cash investing and financing activities increase (decrease):
Intangible lease liabilities	$21,823	$—
Interest rate swap liabilities	$(3,447)	$(4,204)
Accrued real estate improvement costs	$4,375	$8,206
Equity redemption of OP Units	$5,071	$6,858
Distributions payable	$20,687	$14,739

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$7,439	$91,150
Restricted cash	1,997	2,319
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$9,436	$93,469

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04 “Reference Rate Reform (Topic 848).” ASU No. 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the quarter ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and nine month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2022, the statute of limitations for the tax years 2018 through and including 2021 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the nine months ended September 30, 2022 and 2021, capitalized costs related to the improvement or replacement of real estate properties were approximately $42.2 million and $35.7 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three and nine months ended September 30, 2022 or 2021.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2022 or December 31, 2021.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The allowance for doubtful accounts at September 30, 2022 and December 31, 2021 was approximately $16.8 million and $18.4 million, respectively.

Certain tenants experienced economic difficulties throughout the COVID-19 pandemic and sought future rent relief, which was provided in the form of rent deferrals, rent abatements or other possible agreements. Under ASC 842, “Leases,” subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Due to the number of lease contracts that would require analysis to determine, on a lease by lease basis, whether such a concession is required to be accounted for as a lease modification, the FASB staff provided clarity as to an acceptable approach to accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff provided guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed in the existing lease contract, as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee, thereby not requiring entities to apply lease modification guidance to those contracts. The Company has elected to not account for such COVID-19 concessions as lease modifications. Since the onset of the COVID-19 pandemic, the Company has entered into lease concessions that deferred approximately $10.9 million of contractual amounts billed. As of September 30, 2022, approximately $8.6 million of such deferral amounts have been rebilled in accordance with the underlying agreements, of which approximately $7.8 million, or approximately 91.0%, has been collected. The Company has evaluated rent relief requests on a case-by-case basis. Not all tenant requests have resulted in concession agreements, nor is the Company foregoing its contractual rights under its lease agreements.

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

For the three and nine months ended September 30, 2022 and 2021, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards outstanding under the Equity Incentive Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$19,786	$22,589	$44,566	$48,248
Less income attributable to non-controlling interests	(1,264)	(1,494)	(2,896)	(3,254)
Less earnings allocated to unvested shares	(102)	(76)	(278)	(230)
Net income available for common stockholders, basic	$18,420	$21,019	$41,392	$44,764
Numerator:
Net income	$19,786	$22,589	$44,566	$48,248
Less earnings allocated to unvested shares	(102)	(76)	(278)	(230)
Net income available for common stockholders, diluted	$19,684	$22,513	$44,288	$48,018
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	123,797,859	120,624,862	123,253,613	118,976,305
OP Units	8,462,334	8,542,097	8,606,522	8,687,012
Performance-based restricted stock awards	477,364	364,709	493,193	341,441
Stock options	913	8,492	1,164	7,585
Denominator for diluted EPS – weighted average common equivalent shares	132,738,470	129,540,160	132,354,492	128,012,343

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$19,786	$22,589	$44,566	$48,248
Less earnings allocated to unvested shares	(102)	(76)	(278)	(230)
Net income available to unitholders, basic and diluted	$19,684	$22,513	$44,288	$48,018
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	132,260,193	129,166,959	131,860,135	127,663,317
Performance-based restricted stock awards	477,364	364,709	493,193	341,441
Stock options	913	8,492	1,164	7,585
Denominator for diluted earnings per unit – weighted average common equivalent units	132,738,470	129,540,160	132,354,492	128,012,343

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

2. Real Estate Investments

The following real estate investment transactions have occurred during the nine months ended September 30, 2022.

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

On August 19, 2022, the Company acquired two properties known as Ballinger Village, located in Shoreline, Washington, within the Seattle metropolitan area, and Thomas Lake Shopping Center located in Mill Creek, Washington, within the Seattle metropolitan area, for an adjusted purchase price of approximately $29.3 million and $31.1 million, respectively. Ballinger Village is approximately 111,000 square feet and is anchored by Thriftway Supermarket and Rite Aid Pharmacy. Thomas Lake Shopping Center is approximately 111,000 square feet and is anchored by Albertsons Supermarket and Rite Aid Pharmacy. These properties were acquired by the Company using proceeds from the sale of one of its shopping centers, discussed below, as well as cash on hand and borrowings under the credit facility.

The financial information set forth below summarizes the Company’s purchase price allocation for property assets acquired during the nine months ended September 30, 2022 (in thousands):

September 30, 2022
Assets
Land	$35,240
Building and improvements	99,589
Acquired lease intangible asset	4,782
Deferred charges	2,851
Assets acquired	$142,462

Liabilities
Acquired lease intangible liability	21,823
Liabilities assumed	$21,823

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the three and nine months ended September 30, 2022, for property assets acquired during the nine months ended September 30, 2022 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Statement of operations:
Revenues	$2,198	$3,303
Net income attributable to Retail Opportunity Investments Corp.	$962	$1,372

Property Disposition

On August 19, 2022, in connection with the acquisitions of Ballinger Village and Thomas Lake Shopping Center discussed above, the Company sold Aurora Square, a shopping center located in Shoreline, Washington. The sales price of $36.2 million, less costs to sell, resulted in net proceeds of approximately $34.4 million. The Company recorded a gain on sale of real estate of approximately $7.7 million during the three and nine months ended September 30, 2022 related to this property disposition.

3. Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of September 30, 2022 are summarized as follows (in thousands):

Minimum Rents
Remaining 2022	$54,969
2023	209,099
2024	178,757
2025	150,783
2026	122,766
Thereafter	446,504
Total minimum lease payments	$1,162,878

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

Mortgage Notes Payable

On March 1, 2022, the Company repaid in full the mortgage note related to Casitas Plaza Shopping Center for a total of approximately $6.6 million, without penalty, in accordance with the prepayment provisions of the note. Additionally, on March 31, 2022, the Company repaid in full the mortgage note related to Riverstone Marketplace for a total of approximately $16.7 million without penalty, in accordance with the prepayment provisions of the note.

The mortgage notes payable collateralized by respective properties and assignment of leases at September 30, 2022 and December 31, 2021, respectively, were as follows (in thousands, except interest rates):

Property	Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
Casitas Plaza Shopping Center	June 2022	5.320%	$—	$6,660
Riverstone Marketplace	July 2022	4.960%	—	16,811
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	34,899	35,393
			$60,899	$84,864
Unamortized mortgage premiums			342	632
Net unamortized deferred financing costs			(111)	(142)
Total mortgage notes payable			$61,130	$85,354

Term Loan and Credit Facility

The carrying values of the Company’s term loan (the “term loan”) were as follows (in thousands):

	September 30, 2022	December 31, 2021
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(838)	(1,111)
Term loan	$299,162	$298,889

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

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks. Effective December 20, 2019, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement, of which the Company had none outstanding as of September 30, 2022. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

As of September 30, 2022 there was $52.0 million outstanding under the credit facility and there were no borrowings outstanding under the credit facility as of December 31, 2021. The net unamortized deferred financing costs, which are included in Deferred charges, net in the accompanying consolidated balance sheets, were approximately $1.2 million as of September 30, 2022 compared to approximately $1.9 million as of December 31, 2021.

The weighted average interest rate on the term loan during the three and nine months ended September 30, 2022 was 3.2% and 2.0%, respectively. As discussed in Note 9 below, the Company has historically used interest rate swaps to help manage its interest rate risk. The Company’s four interest rate swaps matured effective August 31, 2022, and accordingly the interest rate on the term loan was no longer effectively fixed and outstanding borrowings under the term loan became subject to a variable interest rate, as detailed above, effective September 1, 2022. The weighted average interest rate on the credit facility during the three and nine months ended September 30, 2022 was 3.1% and 2.4%, respectively. The Company had no available borrowings under the term loan at September 30, 2022. The Company had $548.0 million available to borrow under the credit facility at September 30, 2022.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(918)	(1,050)
Senior Notes Due 2027	$249,082	$248,950

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(309)	(366)
Senior Notes Due 2026	$199,691	$199,634

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal amount	$250,000	$250,000
Unamortized debt discount	(900)	(1,188)
Net unamortized deferred financing costs	(487)	(652)
Senior Notes Due 2024	$248,613	$248,160

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal amount	$250,000	$250,000
Unamortized debt discount	(628)	(998)
Net unamortized deferred financing costs	(318)	(515)
Senior Notes Due 2023	$249,054	$248,487

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Company was in compliance with such covenants at September 30, 2022.

5. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock outstanding.

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

During the three months ended September 30, 2022, ROIC did not sell any shares under the Sales Agreement. During the nine months ended September 30, 2022, ROIC sold a total of 1,288,213 shares under the Sales Agreement, which resulted in gross proceeds of approximately $25.2 million and commissions of approximately $252,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the nine months ended September 30, 2022, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the nine months ended September 30, 2022, ROIC awarded 574,070 shares of restricted common stock under the Equity Incentive Plan, of which 192,464 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2025.

A summary of the status of ROIC’s non-vested restricted stock awards as of September 30, 2022, and changes during the nine months ended September 30, 2022 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2021	1,153,471	$16.77
Granted	574,070	$18.98
Vested	(400,420)	$16.41
Forfeited	(12,149)	$17.04
Non-vested as of September 30, 2022	1,314,972	$17.84

LTIP Units

During the nine months ended September 30, 2022, 201,860 units of limited partnership interests in the Operating Partnership called LTIP Units (“LTIP Units”) vested under the Equity Incentive Plan, issued at a weighted average grant date fair value of $16.35. Vesting of the LTIP Units was based on the Company’s achievement of certain performance criteria during the performance period from January 1, 2019 to December 31, 2021. Vested LTIP Units, after achieving parity with OP Units (as described in the Operating Partnership’s Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”)), are eligible to be converted into OP Units on a one-for-one basis upon the satisfaction of conditions set forth in the Partnership Agreement. On January 18, 2022, 201,860 LTIP Units were converted by the Company into 201,860 OP Units upon satisfying such conditions. Upon conversion of LTIP Units into OP Units, holders are able to redeem their OP Units for cash or, at ROIC’s option, for shares of ROIC common stock on a one-for-one basis.

Stock Based Compensation Expense

For the three months ended September 30, 2022 and 2021, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $3.2 million and $2.6 million, respectively. For the nine months ended September 30, 2022 and 2021, the amounts charged to expense for all stock-based compensation arrangements totaled approximately $8.8 million and $7.9 million, respectively.

8. Capital of the Operating Partnership

As of September 30, 2022, the Operating Partnership had 132,988,735 OP Units outstanding. ROIC owned an approximate 93.6% partnership interest in the Operating Partnership at September 30, 2022, or 124,541,618 OP Units. The remaining 8,447,117 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP Unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of September 30, 2022, subject to certain exceptions, holders are able to redeem their OP Units for cash or, at ROIC’s option, for shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the nine months ended September 30, 2022, ROIC received notices of redemption for a total of 296,840 OP Units. ROIC elected to redeem the 296,840 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 296,840 shares of ROIC common stock were issued.

The redemption value of outstanding OP Units owned by the limited partners as of September 30, 2022, not including ROIC, had such units been redeemed at September 30, 2022, was approximately $124.5 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding September 30, 2022, which amounted to $14.74 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at September 30, 2022 was approximately $220.1 million and $179.4 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at September 30, 2022 was approximately $239.3 million and $248.2 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $56.0 million with a weighted average interest rate of 8.2% as of September 30, 2022. These fair value measurements fall within Level 3 of the fair value hierarchy.

Derivative and Hedging Activities

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has historically used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The changes in the fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuation in its entirety was classified in Level 2 of the fair value hierarchy.

The Company’s four interest rate swaps that effectively fixed the interest rate on the Company’s term loan matured effective August 31, 2022.

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

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that approximately $29,000 will be reclassified as a non-cash decrease to interest expense related to the Company’s previously cash-settled swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2022 and December 31, 2021, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	September 30, 2022 Fair Value	December 31, 2021 Fair Value
Interest rate products	Other liabilities	$—	$(3,447)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amount of gain (loss) recognized in OCI on derivatives	$61	$(122)	$1,104	$(159)
Amount of (gain) loss reclassified from AOCI into interest	$(27)	$1,469	$2,300	$4,422

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of September 30, 2022, the Company’s net lease liability of approximately $16.9 million, which is included in Other liabilities in the accompanying balance sheets, and related net right-to-use asset of approximately $15.3 million, which is included in Other assets in the accompanying balance sheets, represents all operating leases in which the Company is a lessee. As of September 30, 2022, the Company’s weighted average remaining lease term is approximately 36.0 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $406,000 and $395,000 for the three months ended September 30, 2022 and 2021, respectively and approximately $1.3 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum annual lease payments under operating leases to the lease liability as of September 30, 2022 (in thousands):

Operating Leases
Remaining 2022	$335
2023	1,345
2024	1,351
2025	1,356
2026	1,376
Thereafter	30,276
Total undiscounted future minimum lease payments	36,039
Future minimum lease payments, discount	(19,189)
Lease liability	$16,850

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

11. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended September 30, 2022 and 2021, the Company incurred approximately $23,000 and $21,000 of expenses, respectively, relating to the agreements. For the nine months ended September 30, 2022 and 2021, the Company incurred approximately $71,000 and $63,000, respectively, of expenses relating to the agreements. These expenses were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

12. Subsequent Events

On October 25, 2022, ROIC’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.15 per share and per OP Unit, payable on December 29, 2022 to holders of record on December 15, 2022.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of September 30, 2022, ROIC owned an approximate 93.6% partnership interest and other limited partners owned the remaining approximate 6.4% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of September 30, 2022, the Company’s portfolio consisted of 94 properties (93 retail and one office) totaling approximately 10.6 million square feet of gross leasable area (“GLA”). As of September 30, 2022, the Company’s retail portfolio was approximately 97.8% leased. During the nine months ended September 30, 2022, the Company leased or renewed a total of approximately 1.2 million square feet in its portfolio. The Company has committed approximately $13.5 million, or $43.64 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the nine months ended September 30, 2022. The Company has committed approximately $925,000, or $3.00 per square foot, in leasing commissions, for new leases that occurred during the nine months ended September 30, 2022. The Company has committed approximately $889,000, or $1.01 per square foot, in tenant improvements, including building and site improvements, for renewed leases that occurred during the nine months ended September 30, 2022. Leasing commission commitments for renewed leases were not material for the nine months ended September 30, 2022.

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

As is believed to be the case with retail landlords across the U.S., the Company received a number of rent relief requests from tenants, most often in the form of rent deferral requests. Since the onset of the COVID-19 pandemic, the Company has entered into lease concessions that deferred approximately $10.9 million of contractual amounts billed. As of September 30, 2022, approximately $8.6 million of such deferral amounts have been rebilled in accordance with the underlying agreements, of which approximately $7.8 million, or approximately 91.0%, has been collected. The Company has evaluated rent relief requests on a case-by-case basis. Not all tenant requests have resulted in concession agreements, nor is the Company foregoing its contractual rights under its lease agreements. See Note 1 of the accompanying consolidated financial statements for a discussion on how the Company accounts for COVID-19 related rent concessions.

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

Results of Operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended September 30, 2022 and 2021 (in thousands):

		Three Months Ended September 30,
		2022	2021
Operating income per GAAP		$34,464	$36,945
Plus:	Depreciation and amortization	24,332	22,854
	General and administrative expenses	5,203	4,746
	Other expense	111	147
Less:	Gain on sale of real estate	(7,653)	(12,880)
Property operating income		$56,457	$51,812

The following comparison for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, makes reference to the effect of the same-center properties. Same-center properties, which totaled 84 of the Company’s 94 properties as of September 30, 2022, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2022 related to the 84 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2022 and 2021 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended September 30, 2022
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$29,546	$4,918	$34,464
Plus:	Depreciation and amortization	22,052	2,280	24,332
	General and administrative expenses (1)	—	5,203	5,203
	Other expense (1)	—	111	111
Less:	Gain on sale of real estate	—	(7,653)	(7,653)
Property operating income		$51,598	$4,859	$56,457
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2021 related to the 84 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2022 and 2021 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended September 30, 2021
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$28,030	$8,915	$36,945
Plus:	Depreciation and amortization	21,852	1,002	22,854
	General and administrative expenses (1)	—	4,746	4,746
	Other expense (1)	—	147	147
Less:	Gain on sale of real estate	—	(12,880)	(12,880)
Property operating income		$49,882	$1,930	$51,812
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the three months ended September 30, 2022, the Company generated property operating income of approximately $56.5 million compared to property operating income of $51.8 million generated during the three months ended September 30, 2021, representing an increase of approximately $4.6 million. The property operating income for the 84 same-center properties increased approximately $1.7 million primarily due to an increase in base rents as a result of an increase in occupancy and re-leasing spreads, offset by a decrease in early lease termination income during the three months ended September 30, 2022. The property operating income for the non same-center properties increased approximately $2.9 million due to the net increase in the number of properties the Company owned as of September 30, 2022 compared to September 30, 2021.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended September 30, 2022 of approximately $24.3 million compared to $22.9 million incurred during the three months ended September 30, 2021.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $5.2 million during the three months ended September 30, 2022 compared to $4.7 million incurred during the three months ended September 30, 2021. General and administrative expenses increased approximately $457,000 primarily as a result of an increase in compensation-related expenses during the three months ended September 30, 2022.

Gain on sale of real estate

On August 19, 2022, in connection with the acquisitions of Ballinger Village and Thomas Lake Shopping Center, the Company sold Aurora Square, a shopping center located in Shoreline, Washington. The sales price of $36.2 million, less costs to sell, resulted in net proceeds of approximately $34.4 million. The Company recorded a gain on sale of real estate of approximately $7.7 million during the three months ended September 30, 2022 related to this property disposition. On August 12, 2021, the Company sold Green Valley Station, a shopping center located in Sacramento, California. The sales price of $15.1 million, less costs to sell, resulted in net proceeds of approximately $14.4 million. The Company recorded a gain on sale of real estate of approximately $5.5 million during the three months ended September 30, 2021 related to this property disposition. On September 28, 2021, the Company sold Mills Shopping Center, a shopping center located in Sacramento, California. The sales price of $28.8 million, less costs to sell, resulted in net proceeds of approximately $28.4 million. The Company recorded a gain on sale of real estate of approximately $7.4 million during the three months ended September 30, 2021 related to this property disposition.

Interest expense and other finance expenses

The Company incurred interest expense of approximately $14.7 million during the three months ended September 30, 2022 compared to $14.4 million incurred during the three months ended September 30, 2021.

Results of Operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the nine months ended September 30, 2022 and 2021 (in thousands):

		Nine Months Ended September 30,
		2022	2021
Operating income per GAAP		$87,742	$91,421
Plus:	Depreciation and amortization	72,444	69,401
	General and administrative expenses	16,145	14,353
	Other expense	778	631
Less:	Gain on sale of real estate	(7,653)	(22,340)
Property operating income		$169,456	$153,466

The following comparison for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, makes reference to the effect of the same-center properties. Same-center properties, which totaled 84 of the Company’s 94 properties as of September 30, 2022, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2022 related to the 84 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2022 and 2021 and consolidated into the Company’s financial statements during such periods (in thousands):

		Nine Months Ended September 30, 2022
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$90,762	$(3,020)	$87,742
Plus:	Depreciation and amortization	65,915	6,529	72,444
	General and administrative expenses (1)	—	16,145	16,145
	Other expense (1)	—	778	778
Less:	Gain on sale of real estate	—	(7,653)	(7,653)
Property operating income		$156,677	$12,779	$169,456
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2021 related to the 84 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2022 and 2021 and consolidated into the Company’s financial statements during such periods (in thousands):

		Nine Months Ended September 30, 2021
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$81,507	$9,914	$91,421
Plus:	Depreciation and amortization	66,287	3,114	69,401
	General and administrative expenses (1)	—	14,353	14,353
	Other expense (1)	—	631	631
Less:	Gain on sale of real estate	—	(22,340)	(22,340)
Property operating income		$147,794	$5,672	$153,466
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the nine months ended September 30, 2022, the Company generated property operating income of approximately $169.5 million compared to property operating income of $153.5 million generated during the nine months ended September 30, 2021, an increase of approximately $16.0 million. The property operating income for the 84 same-center properties increased approximately $8.9 million primarily due to an increase in base rents and straight-line rents as a result of an increase in occupancy and re-leasing spreads in the nine months ended September 30, 2022. The property operating income for the non same-center properties increased approximately $7.1 million primarily due to the net increase in the number of properties the Company owned as of September 30, 2022 compared to September 30, 2021.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the nine months ended September 30, 2022 of approximately $72.4 million compared to approximately $69.4 million incurred during the nine months ended September 30, 2021.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $16.1 million during the nine months ended September 30, 2022 compared to approximately $14.4 million during the nine months ended September 30, 2021. General and administrative expenses increased approximately $1.8 million primarily as a result of an increase in compensation-related expenses during the nine months ended September 30, 2022.

Gain on sale of real estate

On August 19, 2022, in connection with the acquisitions of Ballinger Village and Thomas Lake Shopping Center the Company sold Aurora Square, a shopping center located in Shoreline, Washington. The sales price of $36.2 million, less costs to sell, resulted in net proceeds of approximately $34.4 million. The Company recorded a gain on sale of real estate of approximately $7.7 million during the nine months ended September 30, 2022 related to this property disposition. On April 21, 2021, the Company sold Euclid Shopping Center, a shopping center located in San Diego, California. The sales price of $25.8 million, less costs to sell, resulted in net proceeds of approximately $25.3 million. The Company recorded a gain on sale of real estate of approximately $9.5 million during the nine months ended September 30, 2021 related to this property disposition. On August 12, 2021, the Company sold Green Valley Station, a shopping center located in Sacramento, California. The sales price of $15.1 million, less costs to sell, resulted in net proceeds of approximately $14.4 million. The Company recorded a gain on sale of real estate of approximately $5.5 million during the nine months ended September 30, 2021 related to this property disposition. On September 28, 2021, the Company sold Mills Shopping Center, a shopping center located in Sacramento, California. The sales price of $28.8 million, less costs to sell, resulted in net proceeds of approximately $28.4 million. The Company recorded a gain on sale of real estate of approximately $7.4 million during the nine months ended September 30, 2021 related to this property disposition.

Interest expense and other finance expenses

The Company incurred interest expense of approximately $43.2 million during both the nine months ended September 30, 2022 and 2021.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to ROIC	$18,522	$21,095	$41,670	$44,994
Plus: Depreciation and amortization	24,332	22,854	72,444	69,401
Less: Gain on sale of real estate	(7,653)	(12,880)	(7,653)	(22,340)
Funds from operations – basic	35,201	31,069	106,461	92,055
Net income attributable to non-controlling interests	1,264	1,494	2,896	3,254
Funds from operations – diluted	$36,465	$32,563	$109,357	$95,309

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three and nine months ended September 30, 2022 and 2021. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 84 of the Company’s 94 properties for the three and nine months ended September 30, 2022, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP operating income	$34,464	$36,945	$87,742	$91,421
Depreciation and amortization	24,332	22,854	72,444	69,401
General and administrative expenses	5,203	4,746	16,145	14,353
Other expense	111	147	778	631
Gain on sale of real estate	(7,653)	(12,880)	(7,653)	(22,340)
Straight-line rent	(922)	(126)	(2,288)	(438)
Amortization of above- and below-market rent	(2,906)	(2,125)	(9,218)	(6,571)
Property revenues and other expenses (1)	(245)	(183)	(833)	(364)
Total Company cash NOI	52,384	49,378	157,117	146,093
Non same-center cash NOI	(3,852)	(1,855)	(10,255)	(5,477)
Same-center cash NOI	$48,532	$47,523	$146,862	$140,616
______________________
(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the three months ended September 30, 2022, the Company generated same-center cash NOI of approximately $48.5 million compared to same-center cash NOI of approximately $47.5 million generated during the three months ended September 30, 2021, representing a 2.1% increase. This increase is primarily due to an increase in base rents driven by contractual rent increases and an increase in occupancy and re-leasing spreads, slightly offset by a decrease in early lease termination fee income during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company generated same-center cash NOI of approximately $146.9 million compared to same-center cash NOI of approximately $140.6 million generated during the nine months ended September 30, 2021, representing a 4.4% increase. This increase is primarily due to an increase in base rents driven by contractual rent increases and an increase in occupancy and re-leasing spreads during the nine months ended September 30, 2022.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2022 or December 31, 2021.

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

The Company is a well-known seasoned issuer with an effective shelf registration statement filed in April 2022 that allows the Company to register unspecified various classes of debt and equity securities. As circumstances warrant, the Company may issue equity from time to time on an opportunistic basis, dependent upon market conditions and available pricing. Any proceeds from such equity issuances would be contributed to the Operating Partnership. The Operating Partnership may use the proceeds to acquire additional properties, pay down debt, and for general working capital purposes.

Liquidity is a measure of the Company’s ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain its assets and operations, make distributions to its stockholders and meet other general business needs. The liquidity of the Company is dependent on the Operating Partnership’s ability to make sufficient distributions to the Company.

During the nine months ended September 30, 2022, the Company’s primary sources of cash were distributions from the Operating Partnership and proceeds from the issuance of common stock. As of September 30, 2022, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

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

During the nine months ended September 30, 2022, ROIC sold a total of 1,288,213 shares under the Sales Agreement, which resulted in gross proceeds of approximately $25.2 million and commissions of approximately $252,000 paid to the Agents. The Company intends to use the net proceeds for general corporate purposes, which may include, among other things, the funding of acquisitions and additions to working capital.

For the nine months ended September 30, 2022, dividends paid to stockholders totaled approximately $54.2 million. Additionally, for the nine months ended September 30, 2022, distributions paid from the Operating Partnership to the non-controlling interest holders of OP Units (“OP Unitholders”) totaled approximately $4.1 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $133.0 million. For the nine months ended September 30, 2021, dividends paid and payable to stockholders totaled approximately $39.8 million. Additionally, for the nine months ended September 30, 2021, the distributions paid and payable from the Operating Partnership to the non-controlling interest OP Unitholders totaled approximately $2.9 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $115.2 million.

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

During the nine months ended September 30, 2022, the Operating Partnership’s primary source of cash was cash flow from operations, proceeds from borrowings under its credit facility, proceeds from the sale of real estate and cash contributed by ROIC from the issuance of common stock. As of September 30, 2022, the Operating Partnership has determined that it has adequate capital to meet its debt obligations and operating expenses for the next twelve months.

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

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks. Effective December 20, 2019, the Operating Partnership entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Operating Partnership, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Operating Partnership, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement, of which the Company had none outstanding as of September 30, 2022.

As of September 30, 2022, $300.0 million and $52.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three and nine months ended September 30, 2022 was 3.2% and 2.0%, respectively. As discussed in Note 9 of the accompanying financial statements, the Company has historically used interest rate swaps to help manage its interest rate risk. The Company’s four interest rate swaps matured effective August 31, 2022, and accordingly the interest rate on the term loan was no longer effectively fixed and outstanding borrowings under the term loan became subject to a variable interest rate, as detailed above, effective September 1, 2022. The weighted average interest rate on the credit facility during the three and nine months ended September 30, 2022 was 3.1% and 2.4%, respectively. The Company had no available borrowings under the term loan at September 30, 2022. The Company had $548.0 million available to borrow under the credit facility at September 30, 2022.

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Company was in compliance with such covenants at September 30, 2022.

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

The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

Cash Flows

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net Cash Provided by (Used in):
Operating Activities	$133,041	$115,164
Investing Activities	$(131,227)	$4,372
Financing Activities	$(7,741)	$(32,703)

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to approximately $133.0 million in the nine months ended September 30, 2022, compared to approximately $115.2 million in the comparable period in 2021. This increase of approximately $17.9 million during the nine months ended September 30, 2022 is primarily due to the increase in property operating income of approximately $16.0 million and the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to approximately $131.2 million in the nine months ended September 30, 2022, compared to net cash flows provided by investing activities of approximately $4.4 million in the comparable period in 2021. This decrease of approximately $135.6 million for the nine months ended September 30, 2022 is primarily due to an increase in investments in real estate of approximately $90.3 million, the decrease in proceeds from the sale of real estate of approximately $33.6 million and an increase in payments for improvements to properties of approximately $12.2 million.

Financing Activities

Net cash flows used in financing activities amounted to approximately $7.7 million in the nine months ended September 30, 2022, compared to approximately $32.7 million in the comparable period in 2021. This decrease of approximately $25.0 million for the nine months ended September 30, 2022 is primarily due to the net increase in borrowings on the credit facility of $100.0 million, offset by the increase in dividends and distributions paid to common shareholders and OP Unitholders of approximately $30.0 million, the increase in principal repayments on mortgages of approximately $23.5 million and the decrease in proceeds from the sale of common stock of approximately $20.9 million.

Material Cash Requirements

The following table represents the Company’s known contractual and other short-term (i.e., the next twelve months) and long-term (i.e., beyond the next twelve months) obligations as of September 30, 2022 (in thousands):

	Short-Term	Long-Term	Total
Material cash requirements:
Mortgage Notes Payable Principal (1)	$680	$60,219	$60,899
Mortgage Notes Payable Interest	2,488	3,239	5,727
Term loan (2)	—	300,000	300,000
Credit facility (3)	—	52,000	52,000
Senior Notes Due 2027 (4)	10,475	297,138	307,613
Senior Notes Due 2026 (4)	7,900	223,700	231,600
Senior Notes Due 2024 (4)	10,000	265,000	275,000
Senior Notes Due 2023 (4)	12,500	256,250	268,750
Operating lease obligations	1,343	34,696	36,039
Total	$45,386	$1,492,242	$1,537,628
__________________

(1)Does not include unamortized mortgage premium of approximately $342,000 as of September 30, 2022.
(2)For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of September 30, 2022 which was 4.1%.
(3)For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the interest rate on the credit facility as of September 30, 2022 which was 3.5%
(4)Represents payments of interest only in the short-term and payments of both principal and interest in the long-term.

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

The Company has committed approximately $14.4 million and $950,000 in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the nine months ended September 30, 2022.

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

As a corporation that has elected to qualify as a REIT for U.S. federal income tax purposes, commencing with its taxable year ended December 31, 2010, ROIC’s future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The Company will be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make real estate-related debt investments. The Company’s interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, the Company expects to borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, the Company may use derivative financial instruments to manage interest rate risk. The Company will not use derivatives for trading or speculative purposes and will only enter into contracts with major financial institutions based on their credit rating and other factors.

As of September 30, 2022, the Company had $352.0 million of variable rate debt outstanding. The Company has historically used fixed-rate debt and interest rate swaps to manage its interest rate risk. As discussed in Note 9 of the accompanying consolidated financial statements, the Company’s four interest rate swaps matured effective August 31, 2022, and accordingly the interest rate on the term loan was no longer effectively fixed and outstanding borrowings under the term loan became subject to a variable interest rate effective September 1, 2022. A 100 basis-point increase in short-term interest rates would have increased the Company’s interest expense by approximately $567,000 for the nine months ended September 30, 2022 (after giving effect to the impact of the interest rate swaps which effectively fixed the interest rate on borrowings under the term loan at approximately 3.0% during the period from January 1, 2022 through August 31, 2022).

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

During the nine months ended September 30, 2022, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the nine months ended September 30, 2022, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes to our risk factors during the nine months ended September 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Articles of Merger between Retail Opportunity Investments Corp., a Delaware corporation, and Retail Opportunity Investments Corp., a Maryland corporation, as survivor.(1)

3.2	Articles of Amendment and Restatement of Retail Opportunity Investments Corp.(1)

3.3	Second Amended and Restated Bylaws of Retail Opportunity Investments Corp.(2)

3.4
Second Amended and Restated Agreement of Limited Partnership of Retail Opportunity Investments Partnership, LP by and among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013.(3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (and contained in Exhibit 101).
_________________________________

(1)    Incorporated by reference to the Company’s current report on Form 8-K filed on June 3, 2011.
(2)    Incorporated by reference to the Company’s current report on Form 8-K filed on September 23, 2022.
(3)    Incorporated by reference to the Company’s current report on Form 8-K filed on October 2, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: October 26, 2022	Date: October 26, 2022

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: October 26, 2022	Date: October 26, 2022