Form 10-K
period 2022-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2023-02-16
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Retail Opportunity Investments Corp.	☐
Retail Opportunity Investments Partnership, LP	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b).

Retail Opportunity Investments Corp.	☐
Retail Opportunity Investments Partnership, LP	☐

Indicate by check mark whether the registrant is a Shell Company (as defined in rule 12b-2 of the Exchange Act).

Retail Opportunity Investments Corp.	Yes	☐	No	☒
Retail Opportunity Investments Partnership, LP	Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Act:

Name of Registrant	Title of each class	Trading Symbol	Name of each exchange on which registered
Retail Opportunity Investments Corp.	Common Stock, par value $0.0001 per share	ROIC	NASDAQ
Retail Opportunity Investments Partnership, LP	None	None	None

The aggregate market value of the common equity held by non-affiliates of Retail Opportunity Investments Corp. as of June 30, 2022, the last business day of its most recently completed second fiscal quarter, was $1.9 billion (based on the closing sale price of $15.78 per share of Retail Opportunity Investments Corp. common stock on that date as reported on the NASDAQ Global Select Market).

There is no public trading market for the operating partnership units of Retail Opportunity Investments Partnership, LP. As a result the aggregate market value of common equity securities held by non-affiliates of this registrant cannot be determined.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 124,609,914 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of February 9, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Retail Opportunity Investments Corp.’s definitive proxy statement for its 2023 Annual Meeting, to be filed within 120 days after its fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY PARAGRAPH

This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which Retail Opportunity Investments Corp. is the parent company and through its wholly owned subsidiary, acts as general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP. Unless otherwise indicated or unless the context requires otherwise, all references in this report to the Operating Partnership refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of December 31, 2022, ROIC owned an approximate 93.6% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership. Through this subsidiary, ROIC has full and complete authority and control over the Operating Partnership’s business.

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

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Currently, one of the factors that could cause actual outcomes to differ materially from the Company’s forward-looking statements is the ongoing adverse effect of the COVID-19 pandemic, and federal, state, and/or local regulatory guidelines and private business actions to control it, on the Company’s financial condition, operating results and cash flows, the Company’s tenants and their customers, the use of and demand for retail space, the real estate market in which the Company operates, the U.S. economy, the global economy and the financial markets. The extent to which the COVID-19 pandemic, including any variants thereof, continues to impact the Company and its tenants will depend on future developments, which remain uncertain and cannot be predicted with confidence. Additional factors, many of which may be influenced by the COVID-19 pandemic, that could cause actual outcomes or results to differ materially from those indicated in these statements include:

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

RISK FACTORY SUMMARY

An investment in the Company’s securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

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

•The Company’s business, results of operations and financial condition have been and in the future may be adversely impacted by the COVID-19 pandemic or a future public health crisis.

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

Risks Related to the Company’s Organization and Structure

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

Item 1.  Business

Overview

Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”) commenced operations in October 2009 as a fully integrated, self-managed REIT. The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores. As of December 31, 2022, the Company’s portfolio consisted of 94 properties (93 retail and one office) totaling approximately 10.6 million square feet of gross leasable area (“GLA”). The Company is organized in a traditional umbrella partnership real estate investment trust (“UpREIT”) format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the sole general partner of, and ROIC conducts substantially all of its business through, its operating partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), together with its subsidiaries. As of December 31, 2022, ROIC owned an approximate 93.6% partnership interest and other limited partners owned the remaining 6.4% partnership interest in the Operating Partnership.

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

The Company seeks to acquire high quality, necessity-based community and neighborhood shopping centers anchored by national and regional supermarkets and drugstores that are well-leased, with stable cash flows. Additionally, the Company acquires shopping centers which it believes are candidates for attractive near-term re-tenanting or present other value-enhancement opportunities. Upon acquiring a shopping center, the Company normally commences leasing initiatives aimed at enhancing long-term value through re-leasing below-market space and improving the tenant mix.

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

Transactions During 2022

Investing Activities

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

Property Asset Dispositions

On August 19, 2022, in connection with the acquisitions of Ballinger Village and Thomas Lake Shopping Center discussed above, the Company sold Aurora Square, a shopping center located in Shoreline, Washington. The sales price of $36.2 million, less costs to sell, resulted in net proceeds of approximately $34.4 million. The Company recorded a gain on sale of real estate of approximately $7.7 million during the year ended December 31, 2022 related to this property disposition.

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

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks. Effective December 20, 2019, the Operating Partnership entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement, of which the Operating Partnership had none outstanding as of December 31, 2022. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Company was in compliance with such covenants at December 31, 2022.

As of December 31, 2022, $300.0 million and $88.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rates on the term loan and the credit facility during the year ended December 31, 2022 were 2.7% and 3.1%, respectively. As discussed in Note 11 of the accompanying financial statements, the Company has historically used interest rate swaps to help manage its interest rate risk. The Company’s four interest rate swaps matured effective August 31, 2022, and accordingly the interest rate on the term loan was no longer effectively fixed and outstanding borrowings under the term loan became subject to a variable interest rate, as detailed above, effective September 1, 2022. The Company had no available borrowings under the term loan at December 31, 2022. The Company had $512.0 million available to borrow under the credit facility at December 31, 2022.

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

ATM Equity Offering

On February 20, 2020, ROIC entered into an “at the market” sales agreement, as amended on April 27, 2022 (the “Sales Agreement”), with each of (i) KeyBanc Capital Markets Inc., BTIG, LLC, BMO Capital Markets Corp., BofA Securities, Inc., Capital One Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc., Regions Securities LLC, Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC (collectively, the “Agents”) and (ii) the Forward Purchasers (as defined below), pursuant to which ROIC may sell, from time to time, shares (any such shares, the “Primary Shares”) of ROIC’s common stock, par value $0.0001 per share (“Common Stock”), to or through the Agents and instruct certain of the Agents, acting as forward sellers (the “Forward Sellers”), to offer and sell borrowed shares (any such shares, “Forward Hedge Shares,” and collectively with the Primary Shares, the “Shares”) with the Shares to be sold under the Sales Agreement having an aggregate offering price of up to $500.0 million.

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

During the year ended December 31, 2022, ROIC sold a total of 1,288,213 shares under the Sales Agreement, which resulted in gross proceeds of approximately $25.2 million and commissions of approximately $252,000 paid to the Agents.

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

Under the Americans with Disabilities Act of 1990 (the “Americans with Disabilities Act”) all places of public accommodation are required to meet certain U.S. federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws also exist that may require modifications to properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the Americans with Disabilities Act could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature which could result in substantial capital expenditures. To the extent the Company’s properties are not in compliance, the Company may incur additional costs to comply with the Americans with Disabilities Act.

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

Employees and Human Capital Management

As of December 31, 2022, the Company had 70 employees, including 19 maintenance employees at its shopping centers and three executive officers, one of whom is also a member of its board of directors. The Company believes that its talented and committed employees are the foundation of its success and supporting employees, tenants and communities is at the heart of the Company’s business model.

Diversity and Inclusion. The Company values and advances a diverse and inclusive workplace and strives to create equal opportunities for all current and future employees. As an equal opportunity employer, the Company is committed to maintaining an equitable workplace that is free from discrimination or harassment on the basis of race, color, religion, sexual orientation, gender, gender identity or expression, national origin, age, disability, military or veteran status, genetic information, or other statuses protected by applicable federal, state, and local law. The Company does not tolerate disrespectful or inappropriate behavior, harassment, unfair treatment or retaliation of any kind, and has instituted annual diversity and inclusion training for all ROIC employees.

The Company believes that its success is dependent upon the diverse backgrounds and perspectives of its employees and directors and strives to build a culture that is collaborative, diverse, supportive and inclusive. As of December 31, 2022, approximately 50% of the Company’s employees identified as a racial or ethnic minority and approximately 70% of the Company’s employees were female. In 2020, the Company also adopted environmental, social and governance (“ESG”) metrics as part of its long-term incentive compensation plan that included holding a diversity and inclusion training for employees. Following the initial training, this is now required annually.

Training and Education. The Company supports the continual development of its employees by providing educational and training opportunities to help advance their personal and professional growth and skills, including accounting and continuing education classes, professional certifications, software training and industry workshops and seminars, in addition to diversity and inclusion training and harassment training, for both supervisors and non-supervisors.

Employee Wellness and Benefits. The physical and mental health and wellness of the Company’s employees is paramount. The Company provides employees with competitive compensation and a wide range of benefits including comprehensive medical and dental insurance coverage, short and long-term disability benefits, a 401(K) retirement program with matching, vacation, sick and personal leave, flexible work arrangements, flexible savings accounts, and other benefits.

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

ESG Highlights

2022 Green Lease Leader

•The Company was awarded the “Gold” level designation for the second year in a row by the U.S. Department of Energy’s Better Buildings Alliance and Institute for Market Transformation due to its efforts to incorporate energy efficiency, cost savings, air quality and sustainability criteria into lease agreements.

Sustainability Reporting

•The Company responded to the Global Real Estate Sustainability Benchmark for the first time in 2021.

•The Company reported in line with the Sustainability Accounting Standards Board standards and the Task Force on Climate-related Financial Disclosures, disclosing information sought by investors.

Energy Management and Clean Energy Infrastructure

•The Company continues to focus on improving energy efficiency at all of its properties and achieved a 15% year-over-year reduction (at like-for-like properties) in energy usage from 2020 to 2021.

•The Company is implementing measures such as leasing its roof space to solar companies and installing electric vehicle (“EV”) charging stations, smart irrigation controllers and LED lighting, and as of December 31, 2022, the Company has:

◦Solar agreements at nine of its properties, representing approximately 18% of its portfolio by gross leasable area.

◦65 EV charging stations at eight of its properties and has entered into agreements to add an additional 23 EV charging stations across a collective four properties within the next twelve months.

◦Installed smart irrigation controllers and monitoring systems at 17 California shopping centers located in drought-vulnerable regions.

◦Converted the common area lighting to LED at nine shopping centers.

Additional information regarding the Company’s human capital programs and initiatives is available in the Company’s ESG Report, which can be found on the Company’s website. Information on the Company’s website, including its ESG Report, is not incorporated by reference into this Annual Report on Form 10-K.

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

Real property investments are subject to varying degrees of risk. Real estate values are affected by a number of factors, including: changes in the general economic climate, local conditions (such as an oversupply of space or a reduction in demand for real estate in an area), the quality and philosophy of management, competition from other available space, the ability of the owner to provide adequate maintenance and insurance and to control variable operating costs, adverse weather conditions, natural disasters, pandemics and other public health crises, wars, terrorist activities and other factors in the areas in which the properties are located. Shopping centers, in particular, may be affected by changing perceptions of retailers or shoppers regarding the safety, convenience and attractiveness of the shopping center, increasing consumer purchases through online retail websites and catalogs, the ongoing consolidation in the retail sector and by the overall climate for the retail industry generally. Real estate values are also affected by such factors as government regulations, interest rate levels, the availability of financing and potential liability under, and changes in, environmental, zoning, tax and other laws. A significant portion of the Company’s income is derived from rental income from real property. The Company’s income, cash flow, results of operations, financial condition, liquidity and ability to service its debt obligations could be materially and adversely affected if a significant number of its tenants were unable to meet their obligations, or if it were unable to lease on economically favorable terms a significant amount of space in its properties. In the event of default by a tenant, the Company may experience delays in enforcing, and incur substantial costs to enforce, its rights as a landlord. In addition, certain significant expenditures associated with each equity investment (such as mortgage payments, real estate taxes and maintenance costs) are generally not reduced when circumstances cause a reduction in income from the investment.

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

There are many factors that can affect the value of the Company’s assets, including the state of the capital markets and the economy. Any reduction in available financing may materially and adversely affect the Company’s ability to achieve its financial objectives. Concern about the stability of the markets generally may limit the Company’s ability and the ability of its tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs. Although the Company will factor in these conditions in acquiring its assets, its long-term success depends in part on general economic conditions and the stability and dependability of the financing market for retail real estate. If the national economy or the local economies in which the Company operates were to experience uncertainty, or if general economic conditions were to worsen, the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected.

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

•timing delays due to weather, labor disruptions, supply chain disruptions, zoning or other regulatory approvals, tenant decision delays, delays in anchor approvals of redevelopment plans, where required, acts of God (such as fires, significant storms, earthquakes or floods), pandemics and other public health crises, wars, terrorist activities and other factors outside the Company’s control, which might make a project less profitable or unprofitable, or delay profitability; and

•expenditure of money and time on projects that might be significantly delayed before stabilization.

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

The Company’s shopping centers are primarily anchored by national and regional supermarkets and drug stores. The value of the retail properties the Company acquires could be materially and adversely affected if these tenants fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations. Adverse economic or other conditions may result in the closure of existing stores by tenants which may result in increased vacancies at the Company’s properties. Any periods of significant vacancies for the Company’s properties could materially and adversely impact the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

Loss of revenues from major tenants could reduce the Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders.

The Company derives significant revenues from anchor tenants such as Albertsons / Safeway Supermarkets, Kroger Supermarkets and Rite Aid Pharmacy. As of December 31, 2022, these tenants are the Company’s three largest tenants and accounted for 5.7%, 3.2% and 1.7%, respectively, of its annualized base rent on a pro-rata basis. In October 2022, Albertsons Companies, Inc., the owner of the Albertsons / Safeway brands, and The Kroger Company announced an intention to merge that is currently undergoing regulatory review. The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

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

The Company’s operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair the Company’s ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-

containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (“PCBs”) and underground storage tanks are also regulated by federal and state laws. The Company is also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. The Company could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure to contamination at or from its properties. Identification of compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to the Company. Moreover, compliance with new laws or regulations such as those related to climate change, including compliance with “green” building codes, or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by the Company.

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

These risks require continuous and likely increasing attention and other resources from the Company to, among other actions, identify and quantify these risks, upgrade and expand the Company’s technologies, systems and processes to adequately address them and provide periodic training for the Company’s employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that the Company’s efforts will be effective. Additionally, the Company relies on third-party service providers for certain aspects of the Company’s business. The Company can provide no assurance that the networks and systems that the Company’s third-party vendors have established or use will be effective. As the Company’s reliance on technology has increased, so have the risks posed to the Company’s information systems, both internal and those provided by the Company and third-party service providers.

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

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the Company’s internal IT systems, its systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in the Company’s operations could result in a material disruption to its business. The Company may also incur additional costs to remedy damages caused by such disruptions.

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

The Company’s performance depends on the economic conditions in markets in which its properties are concentrated. During the year ended December 31, 2022, the Company’s properties in California, Washington and Oregon accounted for 64%, 22% and 14%, respectively, of its consolidated property operating income. The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Washington or Oregon. Moreover, due to the geographic concentration of its properties, the Company may be disproportionately affected by general risks such as natural disasters, including major fires, floods and earthquakes, severe or inclement weather, local regulatory requirements, and acts of terrorism should such developments occur in or near the markets in California, Washington or Oregon in which the Company’s properties are located.

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

The Company’s business, results of operations and financial condition have been and may in the future be adversely impacted by the COVID-19 pandemic or a future public health crisis.
The Company derives substantially all of its revenues from rents and reimbursement payments received from tenants under lease agreements at the Company’s properties and, accordingly, the Company’s business is dependent on the ability of tenants to meet their obligations to the Company under such lease agreements. The businesses of the Company’s tenants were significantly impacted following the onset of the COVID-19 pandemic due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis, such as “shelter-in-place” or “stay-at-home” orders, mandatory business closures and restrictions on business operations, quarantines, restrictions on travel, restrictions on gatherings, and social distancing practices. These restrictions have been lifted and all of the Company’s tenants are generally operating at pre-pandemic levels; however, resurgences and the evolution of new COVID-19 variants have caused and may continue to cause additional outbreaks. A worsening of the COVID-19 pandemic, or the onset of another public health crisis, could have material and adverse effects on the Company’s business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service the Company’s debt obligations and the Company’s ability to pay dividends and other distributions to the Company’s stockholders due to, among other factors:

•the operations of the Company’s tenants could again be impacted by measures taken to prevent or alleviate a public health crisis and other factors, which could (i) adversely affect the ability of tenants to meet their obligations to the Company under lease agreements or result in tenant bankruptcies, and (ii) adversely affect the Company’s ability to collect rents, lease space and negotiate and maintain favorable rents, which could lead to a decline in occupancy and rental revenues;

•a deterioration in consumer sentiment, changes in consumer behavior in favor of e-commerce, or negative public perception of public health risks, which could result in decreased foot traffic to the Company’s properties and tenant businesses for an extended period of time, could negatively impact the Company’s tenants’ businesses and affect the ability of tenants to meet their obligations to the Company under lease agreements;

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

•the financial impacts could negatively impact the Company’s ability to pay dividends to the Company’s stockholders;

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

Certain of the Company’s tenants experienced economic difficulties as a result of the impact of the COVID-19 pandemic and sought to modify their obligations to the Company. Since the onset of the COVID-19 pandemic, the Company entered into lease concessions that deferred approximately $10.9 million of contractual amounts billed. As of December 31, 2022, approximately $9.5 million of such amount has been rebilled in accordance with the underlying agreements, of which approximately $8.5 million has been collected.

The extent to which a future public health crisis could impact the Company’s operations and those of the Company’s tenants will depend on future developments, including the scope, severity and duration of such crisis, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the crisis and any containment measures, among others, which could have a material impact on the Company’s revenues and could materially and adversely affect the Company’s business, results of operations and financial condition. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of a public health crisis.

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

The Company’s existing mortgage financing contains, and future mortgage financing may contain, customary covenants and provisions that limit the Company’s ability to pre-pay such mortgages before their scheduled maturity date or to transfer the underlying asset. Additionally, the Company’s ability to satisfy prospective mortgage lenders’ insurance requirements may be materially and adversely affected if lenders generally insist upon greater insurance coverage against certain risks than is available to the Company in the marketplace or on commercially reasonable terms. In addition, because a mortgage is secured by a lien on the underlying real property, mortgage defaults subject the Company to the risk of losing the property through foreclosure.

The Company’s access to financing may be limited and thus its ability to potentially enhance its returns may be materially and adversely affected.

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio. As of December 31, 2022, the Company’s outstanding principal mortgage indebtedness was approximately $60.7 million, and the Company may incur significant additional debt to finance future acquisition and development activities. As of December 31, 2022, the Company had $88.0 million and $300.0 million outstanding under the Company’s $600.0 million unsecured revolving credit facility and $300.0 million term loan, respectively.

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

Any reduction in available financing may materially and adversely affect the Company’s ability to achieve its financial objectives. Concern about the stability of the markets generally could adversely affect one or more private lenders and could cause one or more private lenders to be unwilling or unable to provide the Company with financing or to increase the costs of that financing. In addition, if regulatory capital requirements imposed on the Company’s private lenders change, they may be required to limit or increase the cost of financing they provide to the Company. In general, this could potentially increase the Company’s financing costs and reduce its liquidity or require it to sell assets at an inopportune time or price.

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

Interest the Company pays could reduce cash available for distributions. As of December 31, 2022, the Company had $88.0 million and $300.0 million outstanding under the Company’s $600.0 million unsecured revolving credit facility and $300.0 million term loan, respectively, that bear interest at a variable rate. In addition, the Company may incur variable rate debt in the future, including mortgage debt, borrowings under the credit facility or new credit facilities or under the term loan or new term loans. The Federal Reserve Board of Governors increased the federal funds rate several times during 2022 and has announced its intention to determine what future adjustments are appropriate, including as a result of concerns over inflation, but such changes in fiscal and monetary policies are beyond the Company’s control and are difficult to predict. Increases in interest rates would increase the Company’s interest costs, which could adversely affect the Company’s cash flow, results of operations, ability to pay principal and interest on debt and pay dividends and other distributions to its stockholders, and reduce the Company’s access to capital markets. In addition, if the Company needs to repay existing debt during periods of rising interest rates, it may be required to incur additional indebtedness at higher rates. From time to time, the Company may enter into interest rate swap agreements and other interest rate hedging contracts with the intention of lessening the impact of rising interest rates. However, increased interest rates may increase the risk that the counterparties to such agreements may not be able to fulfill their obligations under these agreements, and there can be no assurance that these arrangements will be effective in reducing the Company’s exposure to interest rate changes. These risks could materially and adversely affect the Company’s cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders. The Company’s use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose the Company to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations or that the Company could be required to fund the Company’s contractual payment obligations under such arrangements in relatively large amounts or on short notice. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate the Company from risks associated with interest rate fluctuations. There can be no assurance that the Company’s hedging activities will have the desired beneficial impact on the Company’s results of operations, liquidity and financial condition. The Company’s prior four interest rate swaps matured effective August 31, 2022, and the interest rate on the term loan was no longer effectively fixed and outstanding borrowings under the term loan became subject to a variable interest rate.

The replacement of LIBOR may affect the value of certain of the Company’s financial obligations and could affect the Company’s results of operations or financial condition.

As announced on March 5, 2021 by the ICE Benchmark Administration Limited (“IBA”) and the U.K. Financial Conduct Authority, the IBA will cease publishing the overnight, 1-month, 3-month, 6-month and 12-month settings of U.S. dollar LIBOR rates immediately after June 30, 2023. The Alternative Reference Rates Committee (“ARCC”), which was convened by the Federal Reserve Board and the New York Federal Reserve Bank, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for U.S. dollar LIBOR. The ARRC has also recommended the use of the CME Group’s computation of forward-looking SOFR term rates (“Term SOFR”), subject to certain recommended limitations on the scope of its use. In March 2022, the Adjustable Interest Rate (LIBOR) Act was enacted at the federal level in the United States, pursuant to which the Board of Governors of the Federal Reserve System has designated benchmark replacement rates based on SOFR for U.S. law governed legacy contracts that have no or insufficient fallback provisions. As of December 31, 2022, the Company had outstanding approximately $388.0 million of variable rate debt that was indexed to U.S. dollar LIBOR. There can be no assurance that any alternative rates used to determine interest on the Company’s variable rate debt, including any version of SOFR or Term SOFR, plus any spread adjustment will be economically equivalent to U.S. dollar LIBOR. In addition, market practices related to calculation conventions for replacement benchmark rates continue to develop and may vary, and inconsistent conventions may develop among financial products. Inconsistent use of replacement rates or calculation conventions among financial products could expose the Company to additional financial risks and increase the cost of any related hedging transactions. Furthermore, the transition away from U.S. dollar LIBOR may adversely impact the Company’s ability to hedge exposures to fluctuations in interest rates using derivative instruments. It is not possible to predict all consequences of the IBA’s plans to cease publishing U.S. dollar LIBOR, any related regulatory actions and the expected discontinuance of the use of U.S. dollar LIBOR as a reference rate for financial contracts. There is no guarantee that a transition from LIBOR to alternative reference rates will not result in financial market disruptions, hedging mismatches or significant increases in the Company’s borrowing costs or the costs of any related hedging, any of which could have an adverse effect on its business, results of operations, financial condition, and the market price of its common stock.

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

A downgrade in the Company’s or the Operating Partnership’s credit ratings could materially and adversely affect the Company’s business and financial condition.

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

In addition, the Company’s participation in any distribution of the assets of any of its direct or indirect subsidiaries upon the liquidation, reorganization or insolvency, is only after the claims of the creditors, including the holders of the unsecured senior notes and trade creditors, are satisfied.

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

California has enacted laws requiring public companies headquartered in California to maintain minimum female representation and to maintain minimum representation from underrepresented communities on their boards of directors. In addition, Nasdaq has enacted certain requirements concerning diversity on boards of directors. The Company is in compliance with all such requirements. However, there can be no assurance that the composition of the Company’s board will not change in the future or that the Company will be able to recruit, attract and/or retain qualified members of the board and meet such requirements in the future, which may cause certain investors to divert their holdings in the Company’s stock and expose it to penalties and/or reputational harm. California state court mandated injunctions against the implementation and enforcement of the California laws are currently in place pending further litigation and the Nasdaq requirements are also being challenged in federal court.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company maintains its executive office at 11250 El Camino Real, Suite 200, San Diego, CA 92130.

As of December 31, 2022, the Company’s portfolio consisted of 94 properties (93 retail and one office) totaling approximately 10.6 million square feet of gross leasable area. As of December 31, 2022, the Company’s retail portfolio was approximately 98.1% leased. During the year ended December 31, 2022, the Company leased or renewed a total of approximately 1.6 million square feet in its portfolio. The Company has committed approximately $22.3 million, or $50.10 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2022. The Company has committed approximately $1.2 million, or $2.66 per square foot, in leasing commissions, for the new leases that occurred during the year ended December 31, 2022. Additionally, the Company has committed approximately $1.1 million, or $0.98 per square foot, in tenant improvements for renewed leases that occurred during the year ended December 31, 2022. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2022.

The following table provides information regarding the Company’s retail properties as of December 31, 2022:

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Annual Base Rent (1)	Principal Tenants

Los Angeles metro area
Paramount Plaza	1966/2010	2009	95,062	15	100.0%	$2,024	Grocery Outlet Supermarket, 99¢ Only Stores, Rite Aid Pharmacy
Claremont Promenade	1982/2011	2010	92,215	22	87.0%	2,173	Super King Supermarket
Gateway Village	2003/2005	2010	96,959	28	96.9%	2,959	Sprouts Market
Seabridge Marketplace	2006	2012	98,348	23	95.8%	1,945	Safeway (Vons) Supermarket
Glendora Shopping Center	1992/2012	2012	106,535	22	97.3%	1,502	Albertsons Supermarket
Redondo Beach Plaza	1993/2004	2012	110,509	17	100.0%	2,415	Safeway (Vons) Supermarket, Petco
Diamond Bar Town Center	1981	2013	100,342	22	99.1%	2,442	Walmart Neighborhood Market, Crunch Fitness
Diamond Hills Plaza	1973/2008	2013	139,472	42	99.1%	4,181	H-Mart Supermarket, Planet Fitness
Plaza de la Cañada	1968/2010	2013	100,425	12	97.3%	2,634	Gelson’s Supermarket, TJ Maxx, Rite Aid Pharmacy
Fallbrook Shopping Center	1966/1986/ 2003/2015	2014	755,299	46	98.8%	13,663	Sprouts Market, Trader Joes, Kroger (Ralph’s) Supermarket (2), TJ Maxx
Moorpark Town Center	1984/2014	2014	133,547	22	92.6%	2,058	Kroger (Ralph’s) Supermarket, CVS Pharmacy
Ontario Plaza	1999	2015	150,149	24	96.4%	2,421	El Super Supermarket, Rite Aid Pharmacy
Park Oaks Shopping Center	1959/2005	2015	110,092	29	95.7%	2,743	Safeway (Vons) Supermarket, Dollar Tree
Warner Plaza	1974/2017	2015	110,918	66	97.9%	4,601	Sprouts Market, Kroger (Ralph’s) Supermarket (2), Rite Aid Pharmacy (2)
Magnolia Shopping Center	1962/1972/ 1987/2016	2016	116,089	23	96.8%	2,356	Kroger (Ralph’s) Supermarket
Casitas Plaza Shopping Center	1972/1982	2016	105,118	26	99.2%	1,944	Albertsons Supermarket, CVS Pharmacy
Bouquet Center	1985	2016	148,903	28	97.3%	3,804	Safeway (Vons) Supermarket, CVS Pharmacy, Ross Dress For Less
North Ranch Shopping Center	1977/1990	2016	146,444	35	92.0%	4,694	Kroger (Ralph’s) Supermarket, Trader Joe’s, Rite Aid Pharmacy, Petco
The Knolls	2000/2016	2016	52,021	6	96.2%	1,385	Trader Joe’s, Pet Food Express
The Terraces	1958/1970/ 1989	2017	172,922	28	94.0%	3,636	Trader Joe’s, Marshall’s, LA Fitness

Seattle metro area
Meridian Valley Plaza	1978/2011	2010	51,597	16	100.0%	899	Kroger (QFC) Supermarket

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Annual Base Rent (1)	Principal Tenants

The Market at Lake Stevens	2000	2010	74,130	9	100.0%	1,697	Albertsons (Haggen) Supermarket
Canyon Park Shopping Center	1980/2012	2011	123,592	24	100.0%	2,656	PCC Community Markets, Rite Aid Pharmacy, Petco
Hawks Prairie Shopping Center	1988/2012	2011	157,529	24	100.0%	1,998	Safeway Supermarket, Dollar Tree, Big Lots, Ace Hardware
The Kress Building	1924/2005	2011	74,616	5	70.0%	1,297	IGA Supermarket, TJMaxx
Gateway Shopping Center	2007	2012	104,298	20	100.0%	2,672	WinCo Foods (2), Rite Aid Pharmacy, Ross Dress For Less
Canyon Crossing	2009	2013	120,398	26	97.0%	2,846	Safeway Supermarket
Crossroads Shopping Center	1962/2004/ 2015	2010/2013	473,131	99	100.0%	12,922	Kroger (QFC) Supermarket, Dick’s Sporting Goods, Edgeworks Climbing
Bellevue Marketplace	1971/1982/ 2017	2015	113,758	20	100.0%	3,697	Asian Family Market
Four Corner Square	1983/2015	2015	119,531	29	100.0%	2,672	Grocery Outlet Supermarket, Walgreens, Johnsons Home & Garden
Bridle Trails Shopping Center	1980/1984/ 1987	2016	110,257	31	100.0%	2,461	Grocery Outlet Supermarket, Rite Aid (Bartell) Pharmacy, Dollar Tree
PCC Community Markets Plaza	1981/2007	2017	34,459	1	100.0%	690	PCC Community Markets
Highland Hill Shopping Center	1956/1989/ 2006	2017	163,926	18	97.6%	2,991	WinCo Foods, LA Fitness, Dollar Tree, Petco
North Lynnwood Shopping Center	1963/1965/ 2003	2017	63,606	11	100.0%	1,138	Grocery Outlet Supermarket, Dollar Tree
Stadium Center	1926/2016	2018	48,888	7	100.0%	1,097	Thriftway Supermarket
Summerwalk Village	2015	2019	60,343	11	100.0%	935	Walmart Neighborhood Market
South Point Plaza	1986/2008	2021	189,960	25	100.0%	2,380	Grocery Outlet Supermarket, Rite Aid Pharmacy, Hobby Lobby, Pep Boys
Olympia West Center	1980/1995	2021	69,212	7	100.0%	1,544	Trader Joe’s, Petco
Olympia Square North	1988/2022	2022	89,884	10	100.0%	1,126	Albertsons Supermarket, Crunch Fitness
Thomas Lake Shopping Center	1998/2013	2022	111,311	12	100.0%	2,013	Albertsons Supermarket, Rite Aid Pharmacy
Ballinger Village	1960	2022	110,849	21	97.7%	2,326	Thriftway Supermarket, Rite Aid Pharmacy

Portland metro area
Happy Valley Town Center	2007	2010	138,397	38	100.0%	4,032	New Seasons Market
Wilsonville Old Town Square	2011	2010/2012	49,937	20	100.0%	1,937	Kroger (Fred Meyer) Supermarket (2)
Cascade Summit Town Square	2000	2010	94,934	27	100.0%	2,090	Safeway Supermarket, U.S. Postal Service
Heritage Market Center	2000	2010	107,468	20	100.0%	1,905	Safeway Supermarket, Dollar Tree
Division Crossing	1992	2010	103,561	20	100.0%	1,332	Rite Aid Pharmacy, Ross Dress For Less, Ace Hardware
Halsey Crossing	1992	2010	99,428	19	100.0%	1,499	24 Hour Fitness, Dollar Tree
Hillsboro Market Center	2002	2011	156,021	23	100.0%	2,720	Albertsons Supermarket, Dollar Tree, Ace Hardware
Robinwood Shopping Center	1980/2012	2013	70,831	16	100.0%	1,154	Walmart Neighborhood Market
Tigard Marketplace	1988/2005	2014	136,889	19	100.0%	2,271	H-Mart Supermarket, Bi-Mart
Wilsonville Town Center	1991/1996	2014	167,829	38	99.1%	3,060	Safeway Supermarket, Rite Aid Pharmacy, Dollar Tree
Tigard Promenade	1996	2015	88,043	15	97.7%	1,498	Safeway Supermarket, Petco
Sunnyside Village Square	1997	2015	92,278	14	100.0%	1,678	Grocery Outlet Supermarket, Snap Fitness, Ace Hardware
Johnson Creek Center	2003/2009	2015	108,588	15	100.0%	2,333	Trader Joe’s, Walgreens, Sportsman's Warehouse
Rose City Center	1993/2012	2016	60,680	3	100.0%	833	Safeway Supermarket
Division Center	1987/2014	2017	118,122	26	100.0%	2,124	Grocery Outlet Supermarket, Rite Aid Pharmacy, Petco

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Annual Base Rent (1)	Principal Tenants

Riverstone Marketplace	2004	2017	95,774	24	100.0%	2,391	Kroger (QFC) Supermarket
King City Plaza	1970/1980/ 1990	2018	62,676	20	100.0%	1,031	Grocery Outlet Supermarket, Anytime Fitness
Powell Valley Junction	1992/2002	2022	108,639	10	100.0%	1,237	Walmart Neighborhood Market

San Francisco metro area
Pleasant Hill Marketplace	1980	2010	69,715	3	100.0%	1,524	Total Wine and More, Buy Buy Baby, Basset Furniture
Pinole Vista Shopping Center	1981/2012	2011	141,093	29	97.4%	3,156	Save Mart (Lucky California) Supermarket, Planet Fitness
Country Club Gate Center	1974/2012	2011	109,331	33	98.4%	2,406	Save Mart (Lucky California) Supermarket, Rite Aid Pharmacy
Marlin Cove Shopping Center	1972/2001	2012	73,943	24	98.7%	2,617	99 Ranch Market
The Village at Novato	2006	2012	20,081	4	100.0%	600	Trader Joe’s
Santa Teresa Village	1979/2013	2012	131,263	38	97.9%	3,294	Grocery Outlet Supermarket, Dollar Tree, MedVet Silicon Valley
Granada Shopping Center	1962/1994	2013	71,525	16	100.0%	1,544	Save Mart (Lucky California) Supermarket
Country Club Village	1995	2013	111,093	22	96.5%	2,202	Walmart Neighborhood Market, CVS Pharmacy
North Park Plaza	1997	2014	76,697	17	97.3%	2,685	H-Mart Supermarket
Winston Manor	1977/1988/ 2011/2015	2015	49,852	15	94.0%	1,763	Grocery Outlet Supermarket
Jackson Square	1972/1997	2015	114,220	17	96.1%	2,444	Safeway Supermarket, CVS Pharmacy, 24 Hour Fitness
Gateway Centre	1996	2015	112,553	21	91.7%	2,519	Save Mart (Lucky California) Supermarket, Walgreens
Iron Horse Plaza	1999	2015	61,915	11	100.0%	2,305	Lunardi’s Market
Monterey Center	2007	2016	25,626	10	100.0%	1,091	Trader Joe’s
Santa Rosa Southside Shopping Center	1984	2017	88,606	10	100.0%	1,837	REI, Cost Plus World Market, DSW
Monta Loma Plaza	1973/2010	2017	49,694	11	100.0%	1,614	Safeway Supermarket
Canyon Creek Plaza	2000/2018	2021	64,662	24	98.0%	2,152	New Seasons Market
Village Oaks Shopping Center	1984	2022	79,875	18	97.9%	1,442	Save Mart (Lucky California) Supermarket, Rite Aid Pharmacy (2)

Orange County metro area
Santa Ana Downtown Plaza	1987/2010	2010	105,536	30	98.9%	2,429	Kroger (Food 4 Less) Supermarket, Marshall’s
Sycamore Creek	2008	2010	74,198	17	98.2%	1,919	Safeway (Vons) Supermarket, CVS Pharmacy (2)
Desert Springs Marketplace	1994/2013	2011	113,718	20	95.7%	2,838	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Cypress Center West	1970/1978/ 2014	2012	112,080	32	98.4%	2,170	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Harbor Place Center	1994	2012	122,636	10	94.5%	1,784	AA Supermarket, Ross Dress For Less, AutoZone Mega Hub
5 Points Plaza	1962/2012/ 2015	2013	161,214	39	99.7%	4,741	Trader Joe’s
Peninsula Marketplace	2000	2013	95,416	14	99.0%	2,515	Kroger (Ralph’s) Supermarket, Planet Fitness
Fullerton Crossroads	1977/1997/ 2011	2017	219,899	26	100.0%	3,682	Kroger (Ralph’s) Supermarket, Kohl’s, Jo-Ann Fabrics and Crafts
The Village at Nellie Gail Ranch	1897/2015	2017	89,041	24	98.2%	3,100	Smart & Final Extra Supermarket

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Annual Base Rent (1)	Principal Tenants

San Diego metro area
Marketplace Del Rio	1990/2004	2011	183,787	44	95.7%	3,594	Stater Brothers Supermarket, Walgreens, Planet Fitness
Renaissance Towne Centre	1991/2011	2011	52,866	30	98.2%	2,696	CVS Pharmacy
Bay Plaza	1986/2013	2012	73,324	30	98.0%	2,268	Seafood City Supermarket
Bernardo Heights Plaza	1983/2006	2013	37,729	5	100.0%	985	Sprouts Market
Hawthorne Crossings	1993/1999	2013	141,288	20	100.0%	3,554	Mitsuwa Supermarket, Ross Dress For Less, Staples
Creekside Plaza	1993/2005	2014	133,914	26	97.9%	3,367	Stater Brothers Supermarket, AMC Theatres
Palomar Village	1989/2019	2021	125,130	29	98.4%	2,130	Albertsons Supermarket, CVS Pharmacy
Total Properties			10,560,259	2,048	98.1%	$233,729
_______________

(1)Annual base rent (“ABR”) is equal to the annualized cash rent for all leases in place as of December 31, 2022 (including initial cash rent for new leases).
(2)Retailer is not a tenant of the Company.

As illustrated by the following tables, the Company’s shopping centers are substantially diversified by both tenant mix and by the staggering of its major tenant lease expirations. For the year ended December 31, 2022, no single tenant comprised more than 5.7% of the total annual base rent of the Company’s portfolio.

The following table sets forth a summary schedule of the Company’s ten largest tenants by percent of total annual base rent, as of December 31, 2022:

Tenant	Number of Leases	% of Total ABR (1)
Albertsons / Safeway Supermarkets	21	5.7%
Kroger Supermarkets	11	3.2%
Rite Aid Pharmacy	16	1.7%
Save Mart Supermarkets	5	1.5%
Trader Joe’s	9	1.4%
Grocery Outlet Supermarkets	10	1.3%
JP Morgan Chase	21	1.3%
Sprouts Markets	4	1.2%
H-Mart Supermarkets	3	1.1%
Marshall’s / TJMaxx	5	1.1%
	105	19.5%
___________________

(1)ABR is equal to the annualized cash rent for all leases in place as of December 31, 2022 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place across the Company’s total retail portfolio at December 31, 2022 (dollars in thousands):

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	ABR (2)	% of Total ABR
2023	282	859,159	$24,088	10.3%
2024	310	1,140,492	28,611	12.2%
2025	298	1,344,776	29,825	12.8%
2026	301	1,413,335	30,516	13.1%
2027	300	1,151,001	27,460	11.8%
2028	174	1,354,128	27,980	11.9%
2029	76	661,918	13,554	5.8%
2030	58	409,444	9,379	4.0%
2031	69	541,583	11,245	4.9%
2032	72	443,020	10,180	4.3%
Thereafter	108	1,034,914	20,891	8.9%
Total	2,048	10,353,770	$233,729	100%
___________________

(1)Assumes no tenants exercise renewal options or cancellation options.
(2)ABR is equal to the annualized cash rent for all leases in place as of December 31, 2022 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place with the Company’s retail anchor tenants at December 31, 2022 (dollars in thousands). Anchor tenants are tenants with leases occupying at least 15,000 square feet or more.

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	ABR (2)	% of Total ABR
2023	13	393,214	$7,720	3.3%
2024	14	496,577	7,997	3.4%
2025	22	724,936	10,256	4.4%
2026	24	784,371	10,203	4.4%
2027	14	460,659	5,364	2.3%
2028	27	947,961	15,064	6.4%
2029	13	463,575	7,301	3.1%
2030	7	242,126	3,828	1.6%
2031	10	336,035	5,047	2.2%
2032	7	236,380	3,463	1.5%
Thereafter	22	744,966	11,687	5.0%
Total	173	5,830,800	$87,930	37.6%
____________________

(1)Assumes no tenants exercise renewal or cancellation options.
(2)ABR is equal to the annualized cash rent for all leases in place as of December 31, 2022 (including initial cash rent for new leases).

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

Holders

As of February 9, 2023, ROIC had 63 registered holders. Such information was obtained through the registrar and transfer agent.

Operating Partnership

As of December 31, 2022, the Operating Partnership had 49 registered holders, including Retail Opportunity Investments GP, LLC.

Stockholder Return Performance

The above graph compares the cumulative total return on the Company’s common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the National Association of Real Estate Investment Trusts Equity Index (“FTSE NAREIT Equity REITs”) from December 31, 2017 through December 31, 2022. The stock price performance graph assumes that an investor invested $100 in each of ROIC and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of ROIC’s shares of common stock.

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Retail Opportunity Investments Corp.	$100.00	$83.06	$96.64	$74.44	$112.13	$88.99
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
FTSE NAREIT Equity REITs	$100.00	$95.96	$123.46	$117.14	$165.51	$124.22

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of December 31, 2022, ROIC owned an approximate 93.6% partnership interest and other limited partners owned the remaining approximate 6.4% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of December 31, 2022, the Company’s portfolio consisted of 94 properties (93 retail and one office) totaling approximately 10.6 million square feet of GLA. As of December 31, 2022, the Company’s retail portfolio was approximately 98.1% leased. During the year ended December 31, 2022, the Company leased and renewed approximately 446,000 and 1.2 million square feet, respectively, in its portfolio.

The table below provides a reconciliation of beginning of year vacant space to end of year vacant space for its retail portfolio as of December 31, 2022:

Vacant Space Square Footage
Vacant space at December 31, 2021	249,108
Square footage vacated	151,851
Vacant space in acquired properties	19,514
Square footage leased	(224,125)
Vacant space at December 31, 2022	196,348

The Company has committed approximately $22.3 million, or $50.10 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2022. The Company has committed approximately $1.2 million, or $2.66 per square foot, in leasing commissions for the new leases that occurred during the year ended December 31, 2022. Additionally, the Company has committed approximately $1.1 million, or $0.98 per square foot, in tenant improvements, including building and site improvements, for the renewed leases that occurred during the year ended December 31, 2022. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2022.

Impact of COVID-19

Certain of the Company’s tenants experienced economic difficulties as a result of the COVID-19 pandemic and the Company received a number of rent relief requests from tenants, most often in the form of rent deferral requests. Since the onset of the COVID-19 pandemic, the Company entered into lease concessions that deferred approximately $10.9 million of contractual amounts billed. As of December 31, 2022, approximately $9.5 million of such deferral amounts have been rebilled in accordance with the underlying agreements, of which approximately $8.5 million, or approximately 89.7%, has been collected. The Company evaluated rent relief requests on a case-by-case basis and not all tenant requests resulted in concession agreements, nor did the Company forego its contractual rights under its lease agreements. See Note 1 of the accompanying consolidated financial statements for a discussion on how the Company accounts for COVID-19 related rent concessions.

Results of Operations

At December 31, 2022, the Company had 94 properties (93 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because the properties are located in densely populated areas and are leased to retailers that provide necessity-based, non-discretionary goods and services, the nature of its investments provides for relatively stable revenue flows. The Company has a strong capital structure with manageable debt as of December 31, 2022. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

Property operating income is used by management to evaluate and compare the operating performance of the Company’s properties, to determine trends in earnings and to compute the fair value of the Company’s properties as this measure is not affected by the cost of the Company’s funding, the impact of depreciation and amortization expenses, gains or losses from the acquisition and sale of operating real estate assets, general and administrative expenses or other gains and losses that relate to the ownership of its properties. The Company believes the exclusion of these items from net income is useful because the resulting measure captures the actual revenue generated and actual expenses incurred in operating the Company’s properties as well as trends in occupancy rates, rental rates and operating costs.

Property operating income is a measure of the operating performance of the Company’s properties but does not measure the Company’s performance as a whole. Property operating income is therefore not a substitute for net income or operating income as computed in accordance with GAAP.

For the Company’s discussion related to the results of operations and liquidity and capital resources for fiscal year 2020, including certain comparisons of results for fiscal year 2021 to fiscal year 2020, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in its fiscal 2021 Form 10-K, filed with the Securities and Exchange Commission on February 17, 2022.

Results of Operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Property Operating Income

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to consolidated property operating income for the years ended December 31, 2022 and 2021 (in thousands):

		Year Ended December 31,
		2022	2021
Operating income per GAAP		$114,685	$114,895
Plus:	Depreciation and amortization	97,494	92,929
	General and administrative expenses	21,735	19,654
	Other expense	960	860
Less:	Gain on sale of real estate	(7,653)	(22,340)
Property operating income		$227,221	$205,998

The following comparison for the year ended December 31, 2022 compared to the year ended December 31, 2021, makes reference to the effect of the same-center properties. Same-center properties, which totaled 84 of the Company’s 94 properties as of December 31, 2022, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2022 related to the 84 same-center properties owned by the Company during the entirety of both the years ended December 31, 2022 and 2021 and consolidated into the Company’s financial statements during such periods (in thousands):

		Year Ended December 31, 2022
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$121,075	$(6,390)	$114,685
Plus:	Depreciation and amortization	88,014	9,480	97,494
	General and administrative expenses (1)	—	21,735	21,735
	Other expense (1)	—	960	960
Less:	Gain on sale of real estate	—	(7,653)	(7,653)
Property operating income		$209,089	$18,132	$227,221
______________________

(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2021 related to the 84 same-center properties owned by the Company during the entirety of both the years ended December 31, 2022 and 2021 and consolidated into the Company’s financial statements during such periods (in thousands):

		Year Ended December 31, 2021
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$109,657	$5,238	$114,895
Plus:	Depreciation and amortization	88,288	4,641	92,929
	General and administrative expenses (1)	—	19,654	19,654
	Other expense (1)	—	860	860
Less:	Gain on sale of real estate	—	(22,340)	(22,340)
Property operating income		$197,945	$8,053	$205,998
______________________

(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the year ended December 31, 2022, the Company generated property operating income of approximately $227.2 million compared to property operating income of $206.0 million generated during the year ended December 31, 2021, representing an increase of approximately $21.2 million. The property operating income for the 84 same-center properties increased approximately $11.1 million primarily due to an increase in base rents and straight-line rents as a result of an increase in occupancy and re-leasing spreads in the year ended December 31, 2022. The property operating income for the non same-center properties increased approximately $10.1 million primarily due to the net increase in the number of properties the Company owned as of December 31, 2022 compared to December 31, 2021.

Depreciation and amortization

The Company incurred depreciation and amortization expenses of approximately $97.5 million during the year ended December 31, 2022 compared to $92.9 million incurred during the year ended December 31, 2021. Depreciation expense increased approximately $4.6 million primarily due to the net increase in the number of properties the Company owned as of December 31, 2022 compared to December 31, 2021.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $21.7 million during the year ended December 31, 2022 compared to $19.7 million incurred during the year ended December 31, 2021. General and administrative expenses increased approximately $2.1 million primarily as a result of an increase in compensation-related and leasing-related expenses incurred during the year ended December 31, 2022.

Gain on sale of real estate

On August 19, 2022, in connection with the acquisitions of Ballinger Village and Thomas Lake Shopping Center, the Company sold Aurora Square, a shopping center located in Shoreline, Washington. The sales price of $36.2 million, less costs to sell, resulted in net proceeds of approximately $34.4 million. The Company recorded a gain on sale of real estate of approximately $7.7 million during the year ended December 31, 2022 related to this property disposition. During the year ended December 31, 2021, the Company sold three properties. The total sales price of approximately $69.7 million, less costs to sell, resulted in net proceeds of approximately $68.0 million. The Company recorded gains on sale of real estate of approximately $22.3 million during the year ended December 31, 2021 related to these property dispositions.

Interest expense and other finance expenses

The Company incurred approximately $59.2 million of interest expense and other finance expenses during the year ended December 31, 2022 compared to approximately $57.5 million incurred during the year ended December 31, 2021. Interest expense and other finance expenses increased approximately $1.7 million primarily due to the increase in interest rates during the year ended December 31, 2022 as well as an increase in borrowings on the credit facility when compared to the year ended December 31, 2021. The U.S. Federal Reserve raised the federal funds rate multiple times during the year ended December 31, 2022 and market interest rates have increased significantly. It is expected that the U.S. Federal Reserve may continue to increase the federal funds rate during 2023. Should the U.S. Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates. Accordingly, the Company anticipates an increase in interest expense during the year ended December 31, 2023 compared to the year ended December 31, 2022.

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

However, FFO:

•does not represent cash flows from operating activities in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events in the determination of net income); and

•should not be considered an alternative to net income as an indication of the Company’s performance.

FFO as defined by the Company may not be comparable to similarly titled items reported by other REITs due to possible differences in the application of the NAREIT definition used by such REITs.

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net income attributable to ROIC	$51,869	$53,508
Plus: Depreciation and amortization	97,494	92,929
Less: Gain on sale of real estate	(7,653)	(22,340)
Funds from operations – basic	141,710	124,097
Net income attributable to non-controlling interests	3,591	3,852
Funds from operations – diluted	$145,301	$127,949

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2022 and 2021. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 84 of the Company’s 94 properties as of December 31, 2022, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters (in thousands):

	Year Ended December 31,
	2022	2021
GAAP operating income	$114,685	$114,895
Depreciation and amortization	97,494	92,929
General and administrative expenses	21,735	19,654
Other expense	960	860
Gain on sale of real estate	(7,653)	(22,340)
Straight-line rent	(2,715)	(959)
Amortization of above- and below-market rent	(11,947)	(8,795)
Property revenues and other expenses (1)	(1,331)	(614)
Total Company cash NOI	211,228	195,630
Non same-center cash NOI	(14,545)	(7,574)
Same-center cash NOI	$196,683	$188,056
______________________

(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the year ended December 31, 2022, the Company generated same-center cash NOI of approximately $196.7 million compared to same-center cash NOI of approximately $188.1 million generated during the year ended December 31, 2021, representing a 4.6% increase. This increase is primarily due to an increase in base rents driven by contractual rent increases and an increase in occupancy and re-leasing spreads during the year ended December 31, 2022.

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

Real Estate Investments

Land, buildings, property improvements, furniture/fixtures and tenant improvements are recorded at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over its estimated useful lives.

The Company recognizes the acquisition of real estate properties, including acquired tangible assets (consisting of land, buildings and improvements) and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases) at their fair value (for acquisitions meeting the definition of a business) and relative fair value (for acquisitions not meeting the definition of a business). Acquired lease intangible assets include above-market leases and acquired in-place leases, and Acquired lease intangible liabilities represent below-market leases in the accompanying consolidated balance sheets. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if it were vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases. The value of in-place leases is amortized to expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.

The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation. These assessments have a direct impact on the Company’s net income.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	39-40 years
Property Improvements	10-20 years
Furniture/Fixtures	3-10 years
Tenant Improvements	Shorter of lease term or its useful life

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2022.

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

During the year ended December 31, 2022, the Company’s primary sources of cash were distributions from the Operating Partnership and proceeds from the issuance of common stock. As of December 31, 2022, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

On February 20, 2020, ROIC entered into an “at the market” sales agreement, as amended on April 27, 2022 (the “Sales Agreement”), with each of (i) KeyBanc Capital Markets Inc., BTIG, LLC, BMO Capital Markets Corp., BofA Securities, Inc., Capital One Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Raymond James &

Associates, Inc., Regions Securities LLC, Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC (collectively, the “Agents”) and (ii) the Forward Purchasers (as defined below), pursuant to which ROIC may sell, from time to time, shares (any such shares, the “Primary Shares”) of ROIC’s common stock, par value $0.0001 per share (“Common Stock”), to or through the Agents and instruct certain of the Agents, acting as forward sellers (the “Forward Sellers”), to offer and sell borrowed shares (any such shares, “Forward Hedge Shares,” and collectively with the Primary Shares, the “Shares”) with the Shares to be sold under the Sales Agreement having an aggregate offering price of up to $500.0 million.

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

During the year ended December 31, 2022, ROIC sold a total of 1,288,213 shares under the Sales Agreement, which resulted in gross proceeds of approximately $25.2 million and commissions of approximately $252,000 paid to the Agents. The Company intends to use the net proceeds for general corporate purposes, which may include, among other things, the funding of acquisitions and additions to working capital.

For the year ended December 31, 2022, dividends paid and payable to stockholders totaled approximately $92.4 million. Additionally, for the year ended December 31, 2022, distributions paid and payable from the Operating Partnership to the non-controlling interest OP Unitholders totaled approximately $6.6 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $149.0 million. For the year ended December 31, 2021, dividends paid and payable to stockholders totaled approximately $62.2 million. Additionally, for the year ended December 31, 2021, distributions paid and payable from the Operating Partnership to the non-controlling interest OP Unitholders totaled approximately $4.7 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $136.3 million.

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

During the year ended December 31, 2022, the Operating Partnership’s primary source of cash was cash flow from operations, proceeds from borrowings under its credit facility, proceeds from the sale of real estate and cash contributed by ROIC from the issuance of common stock. As of December 31, 2022, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

The Operating Partnership has an unsecured revolving credit facility with several banks. Effective December 20, 2019, the Operating Partnership entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank, National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement, of which the Operating Partnership had none outstanding as of December 31, 2022.

As of December 31, 2022, $300.0 million and $88.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rates on the term loan and the credit facility during the year ended December 31, 2022 were 2.7% and 3.1%, respectively. As discussed in Note 11 of the accompanying financial statements, the Operating Partnership has historically used interest rate swaps to help manage its interest rate risk. The Company’s four interest rate swaps matured effective August 31, 2022, and accordingly the interest rate on the term loan was no longer effectively fixed and outstanding borrowings under the term loan became subject to a variable interest rate, as detailed above, effective September 1, 2022. The Operating Partnership had no available borrowings under the term loan at December 31, 2022. The Operating Partnership had $512.0 million available to borrow under the credit facility at December 31, 2022.

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2022.

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

The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

Cash Flows

The following table summarizes, for the periods indicated, selected items in the Company’s consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2022	2021
Net Cash Provided by (Used in):
Operating activities	$149,023	$136,332
Investing activities	$(144,692)	$(103,645)
Financing activities	$(12,235)	$(23,960)

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to approximately $149.0 million during the year ended December 31, 2022, compared to approximately $136.3 million in the comparable period in 2021. This increase of approximately $12.7 million during the year ended December 31, 2022 is primarily due to the increase in property operating income of approximately $21.2 million, offset by the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to approximately $144.7 million during the year ended December 31, 2022, compared to approximately $103.6 million in the comparable period in 2021. This increase of approximately $41.0 million during the year ended December 31, 2022 is primarily due to the decrease in proceeds from the sale of real estate of approximately $33.6 million, the increase in payments for improvements to properties of approximately $11.8 million, slightly offset by the decrease in investments in real estate of approximately $4.9 million.

Financing Activities

Net cash flows used in financing activities amounted to approximately $12.2 million during the year ended December 31, 2022, compared to approximately $24.0 million in the comparable period in 2021. This decrease of approximately $11.7 million for the year ended December 31, 2022 is primarily due to the net increase in borrowings on the credit facility of $136.0 million, offset by the increase in dividend and distribution payments of approximately $55.6 million, the decrease in proceeds from the sale of common stock of approximately $44.4 million and the increase in principal repayments on mortgages of approximately $23.4 million.

Material Cash Requirements

The following table represents the Company’s known contractual and other short-term (i.e., the next twelve months) and long-term (i.e., beyond the next twelve months) obligations as of December 31, 2022 (in thousands):

	Short-Term	Long-Term	Total
Material cash requirements:
Mortgage Notes Payable Principal (1)	$686	$60,045	$60,731
Mortgage Notes Payable Interest	2,482	2,618	5,100
Term loan (2)	—	300,000	300,000
Credit facility (3)	—	88,000	88,000
Senior Notes Due 2027 (4)	10,475	291,900	302,375
Senior Notes Due 2026 (4)	7,900	223,700	231,600
Senior Notes Due 2024 (4)	10,000	260,000	270,000
Senior Notes Due 2023 (4)	262,500	—	262,500
Operating lease obligations	1,345	34,359	35,704
Total	$295,388	$1,260,622	$1,556,010
__________________

(1)Does not include unamortized mortgage premium of approximately $288,000 as of December 31, 2022.
(2)For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of December 31, 2022 which was 5.4%.
(3)For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the interest rate on the credit facility as of December 31, 2022 which was 5.2%
(4)Represents payments of interest only in the short-term and payments of both principal and interest in the long-term.

The short-term and long-term liquidity requirements of the Company, including the Operating Partnership and its subsidiaries, consist primarily of the material cash requirements set forth above, dividends expected to be paid to the Company’s stockholders, capital expenditures and capital required for acquisitions.

The Company, including the Operating Partnership and its subsidiaries, plans to satisfy its short-term liquidity requirements, including its material cash requirements, through operating cash flows, debt refinancings, potential asset sales and/or borrowings under its credit facility.

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

The Company has committed approximately $23.5 million and $1.2 million in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the year ended December 31, 2022.

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

Under the term loan, several banks acting as lenders have agreed to provide up to $300.0 million of borrowing capacity. Effective December 20, 2019, the Operating Partnership entered into the Term Loan Agreement pursuant to which the maturity date of the term loan was extended from September 8, 2022 to January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Operating Partnership may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders for the additional commitments.

Under the credit facility, several banks acting as lenders have agreed to provide up to $600.0 million of borrowing capacity. Effective December 20, 2019, the Operating Partnership entered into the Credit Facility Agreement pursuant to which the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions.

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

As of December 31, 2022, the Company had $388.0 million of variable rate debt outstanding. The Company has historically used fixed-rate debt and interest rate swaps to manage its interest rate risk. As discussed in Note 11 of the accompanying consolidated financial statements, the Company’s four interest rate swaps matured effective August 31, 2022, and accordingly the interest rate on the term loan was no longer effectively fixed and outstanding borrowings under the term loan became subject to a variable interest rate effective September 1, 2022. A 100 basis-point increase in short-term interest rates would have increased the Company’s interest expense by approximately $1.5 million for the year ended December 31, 2022 (after giving effect to the impact of the interest rate swaps which effectively fixed the interest rate on borrowings under the term loan at approximately 3.0% during the period from January 1, 2022 through August 31, 2022).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of real estate investments
Description of the Matter
At December 31, 2022, the Company’s real estate investments totaled $2.8 billion. As discussed in Note 1 of the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the real estate investments are not expected to be recovered through future undiscounted cash flows. The Company did not identify any assets that were impaired at December 31, 2022.

Auditing management’s assessment of impairment is challenging due to the high degree of subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset. The significant inputs used in the assessment included capitalization rates, current and estimated future cash flows associated with each property, which were based on market information including, where applicable, market rental rates, leasing trends, occupancy trends, and other quantitative and qualitative factors.
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
Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present at any given property by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. In addition, we reviewed the bad debt reserves analysis and rent rolls for any tenants with large reserved balances or upcoming lease expirations, in addition to reviewing various industry market surveys that indicate potential tenants with deteriorating credit quality to determine if they occupied a substantial portion of any particular property.
Property asset acquisitions
Description of the Matter
In 2022, the Company acquired five assets, for a combined purchase price of approximately $120.6 million. As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company accounted for these purchases as asset acquisitions in accordance with the authoritative accounting guidance on acquisitions and business combinations. The Company’s methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on relative fair values. For acquired operating real estate properties, the purchase price is allocated to land and buildings, intangible assets such as in-place leases, and intangible liabilities assumed, if any.

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

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2010.
San Diego, California
February 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Retail Opportunity Investments Corp.

Opinion on Internal Control over Financial Reporting

We have audited Retail Opportunity Investments Corp.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Retail Opportunity Investments Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Retail Opportunity Investments Corp. as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedules listed in the Index at Item 8 and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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
February 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Retail Opportunity Investments Partnership, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Partnership, LP (the “Operating Partnership”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, Partners’ capital, and cash flows for each of the three years in the period ended December 31, 2022 and the related notes and financial statement schedules listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of real estate investments
Description of the Matter
At December 31, 2022, the Operating Partnership’s real estate investments totaled $2.8 billion. As discussed in Note 1 of the consolidated financial statements, the Operating Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the real estate investments are not expected to be recovered through future undiscounted cash flows. The Operating Partnership did not identify any assets that were impaired at December 31, 2022.

Auditing management’s assessment of impairment is challenging due to the high degree of subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Operating Partnership to evaluate the recoverability of the asset. The significant inputs used in the assessment included capitalization rates, current and estimated future cash flows associated with each property, which were based on market information including, where applicable, market rental rates, leasing trends, occupancy trends, and other quantitative and qualitative factors.
How We Addressed the Matter in Our Audit	We obtained an understanding of management’s process to identify indicators of impairment, including the qualitative and quantitative analysis and related inputs and assumptions used in performing the analyses. We evaluated the design and tested the operating effectiveness of the controls that address the identification of indicators of impairment, in addition to controls around the quantitative assessment of impairment. For example, we tested controls over the Operating Partnership’s process to estimate the fair value of its real estate assets and to assess the recoverability of each investment, including controls over management’s development and review of the significant inputs and assumptions described above used in the quantitative assessment.
Our testing of the Operating Partnership’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present at any given property by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. In addition, we reviewed the bad debt reserves analysis and rent rolls for any tenants with large reserved balances or upcoming lease expirations, in addition to reviewing various industry market surveys that indicate potential tenants with deteriorating credit quality to determine if they occupied a substantial portion of any particular property.
Property asset acquisitions
Description of the Matter
In 2022, the Operating Partnership acquired five assets, for a combined purchase price of approximately $120.6 million. As discussed in Note 1 and Note 2 to the consolidated financial statements, the Operating Partnership accounted for these purchases as asset acquisitions in accordance with the authoritative accounting guidance on acquisitions and business combinations. The Operating Partnership’s methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on relative fair values. For acquired operating real estate properties, the purchase price is allocated to land and buildings, intangible assets such as in-place leases, and intangible liabilities assumed, if any.

Auditing the Operating Partnership’s accounting for its acquisitions was complex and highly judgmental due to the significant judgment required in determining estimated fair values of the acquired land and buildings, intangible assets such as in-place leases, and intangible liabilities. The significant judgment was primarily due to (1) the judgmental nature of inputs, including discount rate, capitalization rates, cost multipliers and various market assumptions such as market rental rates, and (2) the complexity of the models used to allocate the value to the components of properties acquired could have a material effect on the Operating Partnership’s net income due to the differing depreciable and amortizable lives of each component and the classification of the related depreciation or amortization expense in the Operating Partnership’s consolidated statements of operations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s process for determining and reviewing the key inputs and assumptions used in estimating the fair value of acquired assets and liabilities and allocating fair value to the various components. For example, we tested controls over the valuation of acquired land, buildings and intangible assets, including the valuation models and underlying assumptions used to develop such estimates.

Our testing of the Operating Partnership’s accounting for its acquisitions included, among other procedures, reading the purchase agreement and testing the values allocated to the assets acquired and liabilities assumed by evaluating the valuation methods and significant assumptions used by management. For example, our real estate valuation specialists assisted us in evaluating the methodologies used by the Operating Partnership and testing the consistency of the selected discount rates, capitalization rates, and various market assumptions such as market rental rates with external market data sources. Additionally, we evaluated the completeness and accuracy of the underlying data supporting the determination of various inputs. Also, with the assistance of our specialists, we evaluated the incorporation of the key assumptions in the aforementioned models and tested such models for clerical accuracy.

/s/ Ernst & Young LLP
We have served as the Operating Partnership’s auditor since 2013.
San Diego, California
February 16, 2023

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Real Estate Investments:
Land	$958,236	$915,861
Building and improvements	2,452,857	2,350,294
	3,411,093	3,266,155
Less: accumulated depreciation	578,593	510,836
	2,832,500	2,755,319
Mortgage note receivable	4,786	4,875
Real Estate Investments, net	2,837,286	2,760,194
Cash and cash equivalents	5,598	13,218
Restricted cash	1,861	2,145
Tenant and other receivables, net	57,546	55,787
Deposits	500	—
Acquired lease intangible assets, net	52,428	50,139
Prepaid expenses	5,957	5,337
Deferred charges, net	26,683	25,017
Other assets	16,420	17,007
Total assets	$3,004,279	$2,928,844

LIABILITIES AND EQUITY
Liabilities:
Term loan	$299,253	$298,889
Credit facility	88,000	—
Senior Notes	946,849	945,231
Mortgage notes payable	60,917	85,354
Acquired lease intangible liabilities, net	152,117	136,608
Accounts payable and accrued expenses	22,885	48,598
Tenants’ security deposits	7,701	7,231
Other liabilities	41,959	40,580
Total liabilities	1,619,681	1,562,491

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 124,538,811 and 122,685,266 shares issued and outstanding at December 31, 2022 and 2021, respectively	12	12
Additional paid-in capital	1,612,126	1,577,837
Accumulated dividends in excess of earnings	(315,984)	(297,801)
Accumulated other comprehensive income (loss)	14	(3,154)
Total Retail Opportunity Investments Corp. stockholders’ equity	1,296,168	1,276,894
Non-controlling interests	88,430	89,459
Total equity	1,384,598	1,366,353
Total liabilities and equity	$3,004,279	$2,928,844

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Rental revenue	$308,960	$280,924	$280,388
Other income	3,969	3,176	3,726
Total revenues	312,929	284,100	284,114

Operating expenses
Property operating	51,057	44,439	41,050
Property taxes	34,651	33,663	33,288
Depreciation and amortization	97,494	92,929	97,731
General and administrative expenses	21,735	19,654	16,755
Other expense	960	860	843
Total operating expenses	205,897	191,545	189,667

Gain on sale of real estate	7,653	22,340	—

Operating income	114,685	114,895	94,447

Non-operating expenses
Interest expense and other finance expenses	(59,225)	(57,535)	(59,726)
Net income	55,460	57,360	34,721
Net income attributable to non-controlling interests	(3,591)	(3,852)	(2,707)
Net Income Attributable to Retail Opportunity Investments Corp.	$51,869	$53,508	$32,014

Earnings per share – basic and diluted	$0.42	$0.44	$0.27

Dividends per common share	$0.56	$0.51	$0.20

Comprehensive income:
Net income	$55,460	$57,360	$34,721
Other comprehensive income (loss):
Unrealized swap derivative gain (loss) arising during the period	1,104	216	(9,925)
Reclassification adjustment for amortization of interest expense included in net income	2,286	5,894	4,572
Other comprehensive income (loss):	3,390	6,110	(5,353)
Comprehensive income	58,850	63,470	29,368
Comprehensive income attributable to non-controlling interests	(3,813)	(4,304)	(2,034)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$55,037	$59,166	$27,334

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive (loss) income	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2019	116,496,016	$12	$1,481,466	$(297,998)	$(4,132)	$112,480	$1,291,828
Shares issued under the Equity Incentive Plan	428,170	—	—	—	—	—	—
Shares withheld for employee taxes	(128,614)	—	(2,272)	—	—	—	(2,272)
Cancellation of restricted stock	(4,899)	—	—	—	—	—	—
Stock based compensation expense	—	—	8,098	—	—	816	8,914
Redemption of OP Units	1,968,350	—	20,098	—	—	(20,098)	—
Cash redemption for non-controlling interests	—	—	—	—	—	(1,999)	(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(570)	—	—	570	—
Repurchase of common stock	(673,868)	—	(8,846)	—	—	—	(8,846)
Registration expenditures	—	—	(312)	—	—	—	(312)
Cash dividends ($0.20 per share)	—	—	—	(23,273)	—	(2,187)	(25,460)
Dividends payable to officers	—	—	—	(52)	—	(10)	(62)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	32,014	—	—	32,014
Net income attributable to non-controlling interests	—	—	—	—	—	2,707	2,707
Other comprehensive loss	—	—	—	—	(4,680)	(673)	(5,353)
Balance at December 31, 2020	118,085,155	$12	$1,497,662	$(289,309)	$(8,812)	$91,606	$1,291,159
Shares issued under the Equity Incentive Plan	535,819	—	428	—	—	—	428
Shares withheld for employee taxes	(142,247)	—	(1,905)	—	—	—	(1,905)
Cancellation of restricted stock	(5,482)	—	—	—	—	—	—
Stock based compensation expense	—	—	9,735	—	—	1,295	11,030
Redemption of OP Units	423,986	—	6,858	—	—	(6,858)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(3,625)	—	—	3,625	—
Proceeds from the issuance of common stock	3,788,035	—	69,602	—	—	—	69,602
Registration expenditures	—	—	(918)	—	—	—	(918)
Cash dividends ($0.51 per share)	—	—	—	(61,717)	—	(4,395)	(66,112)
Dividends payable to officers	—	—	—	(283)	—	(118)	(401)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	53,508	—	—	53,508
Net income attributable to non-controlling interests	—	—	—	—	—	3,852	3,852
Other comprehensive income	—	—	—	—	5,658	452	6,110
Balance at December 31, 2021	122,685,266	$12	$1,577,837	$(297,801)	$(3,154)	$89,459	$1,366,353
Shares issued under the Equity Incentive Plan	406,106	—	302	—	—	—	302
Shares withheld for employee taxes	(123,466)	—	(2,416)	—	—	—	(2,416)
Cancellation of restricted stock	(14,148)	—	—	—	—	—	—
Stock based compensation expense	—	—	11,949	—	—	—	11,949
Redemption of OP Units	296,840	—	5,071	—	—	(5,071)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(5,017)	—	—	5,017	—
Proceeds from the issuance of common stock	1,288,213	—	25,199	—	—	—	25,199
Registration expenditures	—	—	(799)	—	—	—	(799)
Cash dividends ($0.56 per share)	—	—	—	(69,533)	—	(4,788)	(74,321)
Dividends payable to officers	—	—	—	(519)	—	—	(519)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	51,869	—	—	51,869
Net income attributable to non-controlling interests	—	—	—	—	—	3,591	3,591
Other comprehensive income	—	—	—	—	3,168	222	3,390
Balance at December 31, 2022	124,538,811	$12	$1,612,126	$(315,984)	$14	$88,430	$1,384,598

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,460	$57,360	$34,721
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97,494	92,929	97,731
Amortization of deferred financing costs and mortgage discounts and premiums, net	2,559	2,383	2,219
Straight-line rent adjustment	(2,715)	(959)	(1,079)
Amortization of above and below market rent	(11,947)	(8,795)	(17,654)
Amortization relating to stock based compensation	11,949	11,030	8,914
Provisions for tenant credit losses	2,034	2,779	11,035
Other noncash interest (income) expense	(57)	45	293
Gain on sale of real estate	(7,653)	(22,340)	—
Change in operating assets and liabilities:
Tenant and other receivables	(1,976)	(1,039)	(23,120)
Prepaid expenses	(630)	(597)	(1,641)
Accounts payable and accrued expenses	1,242	5,072	(1,096)
Other assets and liabilities, net	3,263	(1,536)	(3,663)
Net cash provided by operating activities	149,023	136,332	106,660

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(120,639)	(125,490)	—
Proceeds from sale of real estate	34,435	68,003	—
Improvements to properties	(58,077)	(46,242)	(36,515)
Deposits on real estate acquisitions, net	(500)	—	—
Proceeds on repayment of mortgage note receivable	89	84	8,041
Net cash used in investing activities	(144,692)	(103,645)	(28,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(24,133)	(716)	(577)
Proceeds from draws on credit facility	168,000	30,000	160,000
Payments on credit facility	(80,000)	(78,000)	(196,000)
Redemption of OP Units	—	—	(1,999)
Distributions to OP Unitholders	(6,628)	(2,857)	(2,187)
Deferred financing and other costs	—	—	(1,162)
Proceeds from the sale of common stock	25,199	69,602	—
Repurchase of common stock	—	—	(8,846)
Registration expenditures	(976)	(740)	(567)
Dividends paid to common stockholders	(91,583)	(39,772)	(23,398)
Common shares issued under the Equity Incentive Plan	302	428	—
Shares withheld for employee taxes	(2,416)	(1,905)	(2,272)
Net cash used in financing activities	(12,235)	(23,960)	(77,008)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,904)	8,727	1,178
Cash, cash equivalents and restricted cash at beginning of period	15,363	6,636	5,458
Cash, cash equivalents and restricted cash at end of period	$7,459	$15,363	$6,636

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$5,598	$13,218	$4,822
Restricted cash	1,861	2,145	1,814
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$7,459	$15,363	$6,636

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	December 31, 2022	December 31, 2021
ASSETS
Real Estate Investments:
Land	$958,236	$915,861
Building and improvements	2,452,857	2,350,294
	3,411,093	3,266,155
Less: accumulated depreciation	578,593	510,836
	2,832,500	2,755,319
Mortgage note receivable	4,786	4,875
Real Estate Investments, net	2,837,286	2,760,194
Cash and cash equivalents	5,598	13,218
Restricted cash	1,861	2,145
Tenant and other receivables, net	57,546	55,787
Deposits	500	—
Acquired lease intangible assets, net	52,428	50,139
Prepaid expenses	5,957	5,337
Deferred charges, net	26,683	25,017
Other assets	16,420	17,007
Total assets	$3,004,279	$2,928,844

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$299,253	$298,889
Credit facility	88,000	—
Senior Notes	946,849	945,231
Mortgage notes payable	60,917	85,354
Acquired lease intangible liabilities, net	152,117	136,608
Accounts payable and accrued expenses	22,885	48,598
Tenants’ security deposits	7,701	7,231
Other liabilities	41,959	40,580
Total liabilities	1,619,681	1,562,491

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,296,154	1,280,048
Limited partners’ capital	88,429	89,680
Accumulated other comprehensive income (loss)	15	(3,375)
Total capital	1,384,598	1,366,353
Total liabilities and capital	$3,004,279	$2,928,844

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Revenues
Rental revenue	$308,960	$280,924	$280,388
Other income	3,969	3,176	3,726
Total revenues	312,929	284,100	284,114

Operating expenses
Property operating	51,057	44,439	41,050
Property taxes	34,651	33,663	33,288
Depreciation and amortization	97,494	92,929	97,731
General and administrative expenses	21,735	19,654	16,755
Other expense	960	860	843
Total operating expenses	205,897	191,545	189,667

Gain on sale of real estate	7,653	22,340	—

Operating income	114,685	114,895	94,447
Non-operating expenses
Interest expense and other finance expenses	(59,225)	(57,535)	(59,726)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$55,460	$57,360	$34,721

Earnings per unit - basic and diluted	$0.42	$0.44	$0.27

Distributions per unit	$0.56	$0.51	$0.20

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$55,460	$57,360	$34,721
Other comprehensive income (loss):
Unrealized swap derivative gain (loss) arising during the period	1,104	216	(9,925)
Reclassification adjustment for amortization of interest expense included in net income	2,286	5,894	4,572
Other comprehensive income (loss):	3,390	6,110	(5,353)
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$58,850	$63,470	$29,368

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive (loss) income
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2019	11,051,090	$112,480	116,496,016	$1,183,480	$(4,132)	$1,291,828
OP Units issued under the Equity Incentive Plan	—	—	428,170	—	—	—
OP Units withheld for employee taxes	—	—	(128,614)	(2,272)	—	(2,272)
Cancellation of OP Units	—	—	(4,899)	—	—	—
Stock based compensation expense	—	816	—	8,098	—	8,914
Equity redemption of OP Units	(1,968,350)	(20,098)	1,968,350	20,098	—	—
Cash redemption of OP Units	(116,657)	(1,999)	—	—		(1,999)
Adjustment to non-controlling interests ownership in Operating Partnership	—	570	—	(570)	—	—
Repurchase of OP Units	—	—	(673,868)	(8,846)	—	(8,846)
Registration expenditures	—	—	—	(312)	—	(312)
Cash distributions ($0.20 per unit)	—	(2,187)	—	(23,273)	—	(25,460)
Distributions payable to officers	—	(10)	—	(52)	—	(62)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	2,707	—	32,014	—	34,721
Other comprehensive loss	—	—	—	—	(5,353)	(5,353)
Balance at December 31, 2020	8,966,083	$92,279	118,085,155	$1,208,365	$(9,485)	$1,291,159
OP Units issued under the Equity Incentive Plan	—	—	535,819	428	—	428
OP Units withheld for employee taxes	—	—	(142,247)	(1,905)	—	(1,905)
Cancellation of OP Units	—	—	(5,482)	—	—	—
Stock based compensation expense	—	1,295	—	9,735	—	11,030
Equity redemption of OP Units	(423,986)	(6,858)	423,986	6,858	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	3,625	—	(3,625)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	3,788,035	69,602	—	69,602
Registration expenditures	—	—	—	(918)	—	(918)
Cash distributions ($0.51 per unit)	—	(4,395)	—	(61,717)	—	(66,112)
Distributions payable to officers	—	(118)	—	(283)	—	(401)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	3,852	—	53,508	—	57,360
Other comprehensive income	—	—	—	—	6,110	6,110
Balance at December 31, 2021	8,542,097	$89,680	122,685,266	$1,280,048	$(3,375)	$1,366,353
OP Units issued under the Equity Incentive Plan	201,860	—	406,106	302	—	302
OP Units withheld for employee taxes	—	—	(123,466)	(2,416)	—	(2,416)
Cancellation of OP Units	—	—	(14,148)	—	—	—
Stock based compensation expense	—	—	—	11,949	—	11,949
Equity redemption of OP Units	(296,840)	(5,071)	296,840	5,071	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	5,017	—	(5,017)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	1,288,213	25,199	—	25,199
Registration expenditures	—	—	—	(799)	—	(799)
Cash distributions ($0.56 per unit)	—	(4,788)	—	(69,533)	—	(74,321)
Distributions payable to officers	—	—	—	(519)	—	(519)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	3,591	—	51,869	—	55,460
Other comprehensive income	—	—	—	—	3,390	3,390
Balance at December 31, 2022	8,447,117	$88,429	124,538,811	$1,296,154	$15	$1,384,598

(1)Consists of limited partnership interests held by third parties.
(2)Consists of general and limited partnership interests held by ROIC.
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,460	$57,360	$34,721
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97,494	92,929	97,731
Amortization of deferred financing costs and mortgage discounts and premiums, net	2,559	2,383	2,219
Straight-line rent adjustment	(2,715)	(959)	(1,079)
Amortization of above and below market rent	(11,947)	(8,795)	(17,654)
Amortization relating to stock based compensation	11,949	11,030	8,914
Provisions for tenant credit losses	2,034	2,779	11,035
Other noncash interest (income) expense	(57)	45	293
Gain on sale of real estate	(7,653)	(22,340)	—
Change in operating assets and liabilities:
Tenant and other receivables	(1,976)	(1,039)	(23,120)
Prepaid expenses	(630)	(597)	(1,641)
Accounts payable and accrued expenses	1,242	5,072	(1,096)
Other assets and liabilities, net	3,263	(1,536)	(3,663)
Net cash provided by operating activities	149,023	136,332	106,660

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(120,639)	(125,490)	—
Proceeds from sale of real estate	34,435	68,003	—
Improvements to properties	(58,077)	(46,242)	(36,515)
Deposits on real estate acquisitions, net	(500)	—	—
Proceeds on repayment of mortgage note receivable	89	84	8,041
Net cash used in investing activities	(144,692)	(103,645)	(28,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(24,133)	(716)	(577)
Proceeds from draws on credit facility	168,000	30,000	160,000
Payments on credit facility	(80,000)	(78,000)	(196,000)
Redemption of OP Units	—	—	(1,999)
Deferred financing and other costs	—	—	(1,162)
Proceeds from the issuance of OP Units in connection with issuance of common stock	25,199	69,602	—
Repurchase of OP Units	—	—	(8,846)
Registration expenditures	(976)	(740)	(567)
Distributions to OP Unitholders	(98,211)	(42,629)	(25,585)
Issuance of OP Units under the Equity Incentive Plan	302	428	—
OP Units withheld for employee taxes	(2,416)	(1,905)	(2,272)
Net cash used in financing activities	(12,235)	(23,960)	(77,008)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,904)	8,727	1,178
Cash, cash equivalents and restricted cash at beginning of period	15,363	6,636	5,458
Cash, cash equivalents and restricted cash at end of period	$7,459	$15,363	$6,636

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$5,598	$13,218	$4,822
Restricted cash	1,861	2,145	1,814
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$7,459	$15,363	$6,636

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

In December 2022, the FASB issued ASU No. 2022-06 “Deferral of the Sunset Date of Topic 848” which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. ASU No. 2022-06 is effective immediately for all companies. ASU No. 2022-06 had no impact on the Company’s consolidated financial statements for the year ended December 31, 2022.

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

A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheets and modify the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. The most significant assumptions and estimates relate to the recoverability of assets to be held and used, purchase price allocations, depreciable lives, revenue recognition and the collectability of tenant receivables, other receivables, notes receivables, and the valuation of performance-based restricted stock, LTIP Units (as defined below), and derivatives. Actual results could differ from these estimates.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2022, the statute of limitations for the tax years 2018 through and including 2021 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

The following table sets forth the dividends declared per share of ROIC’s common stock and the tax status for U.S. federal income tax purposes of such dividends declared during the year ended December 31, 2022.

Record Date	Payable Date	Total Distribution per Share	Ordinary Income per Share	Section 199A Dividends (1)
3/18/2022	4/8/2022	$0.1300	$0.1300	$0.1300
6/17/2022	7/8/2022	$0.1300	$0.1300	$0.1300
9/16/2022	10/7/2022	$0.1500	$0.1500	$0.1500
12/15/2022	12/29/2022	$0.1500	$0.1500	$0.1500
 ______________________

(1)Represents dividends eligible for the 20% qualified business income deduction under Section 199A, and is included in “Ordinary Income per Share”

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the years ended December 31, 2022 and 2021, capitalized costs related to the improvement or replacement of real estate properties were approximately $55.1 million and $48.6 million, respectively.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if it were vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases is amortized to base rental income, over the terms of the respective leases including option periods, if applicable. The value of in-place leases is amortized to expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the years ended December 31, 2022, 2021 or 2020.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2022 or December 31, 2021.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The allowance for doubtful accounts at December 31, 2022 and December 31, 2021 was approximately $15.7 million and $18.4 million, respectively.

Certain of the Company’s tenants experienced economic difficulties as a result of the COVID-19 pandemic and sought future rent relief, which was provided in the form of rent deferrals and rent abatements. Under ASC 842, “Leases,” subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Due to the number of lease contracts that would require analysis to determine, on a lease by lease basis, whether such a concession is required to be accounted for as a lease modification, the FASB staff provided clarity as to an acceptable approach to accounting for lease concessions related to the effects of the COVID-19 pandemic. The FASB staff provided guidance that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under ASC 842 as though enforceable rights and obligations for those concessions existed in the existing lease contract, as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee, thereby not requiring entities to apply lease modification guidance to those contracts. The Company elected to not account for such COVID-19 concessions as lease modifications. Since the onset of the COVID-19 pandemic, the Company entered into lease concessions that deferred approximately $10.9 million of contractual amounts billed. As of December 31, 2022, approximately $9.5 million of such deferral amounts have been rebilled in accordance with the underlying agreements, of which approximately $8.5 million, or approximately 89.7% has been collected. The Company evaluated rent relief requests on a case-by-case basis and not all tenant requests resulted in concession agreements, nor did the Company forego its contractual rights under its lease agreements.

Depreciation and Amortization

The Company uses the straight-line method for depreciation and amortization. Buildings are depreciated over estimated useful lives which the Company estimates to be 39 to 40 years. Property improvements are depreciated over estimated useful lives that range from 10 to 20 years. Furniture and fixtures are depreciated over estimated useful lives that range from 3 to 10 years. Tenant improvements are amortized over the shorter of the life of the related leases or their useful life.

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

The unamortized balances of deferred leasing costs included in deferred charges in the Consolidated Balance Sheets as of December 31, 2022 that will be charged to future operations are as follows (in thousands):

Lease Origination Costs
2023	$4,679
2024	3,758
2025	3,191
2026	2,599
2027	2,173
Thereafter	9,283
$25,683

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

For the years ended December 31, 2022, 2021 and 2020, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive non-forfeitable dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units (defined below) outstanding under the Equity Incentive Plan described in Note 8 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$55,460	$57,360	$34,721
Less income attributable to non-controlling interests	(3,591)	(3,852)	(2,707)
Less earnings allocated to participating securities	(378)	(355)	(127)
Net income available for common stockholders, basic	$51,491	$53,153	$31,887
Numerator:
Net income	$55,460	$57,360	$34,721
Less earnings allocated to participating securities	(378)	(355)	(127)
Net income available for common stockholders, diluted	$55,082	$57,005	$34,594
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	123,394,745	119,544,749	116,731,930
OP Units	8,566,343	8,650,485	9,785,334
Performance-based restricted stock awards and LTIP Units	323,027	250,585	106,434
Stock options	820	8,079	3,299
Denominator for diluted EPS – weighted average common equivalent shares	132,284,935	128,453,898	126,626,997

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$55,460	$57,360	$34,721
Less earnings allocated to participating securities	(378)	(355)	(127)
Net income available to unitholders, basic and diluted	$55,082	$57,005	$34,594
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	131,961,088	128,195,234	126,517,264
Performance-based restricted stock awards and LTIP Units	323,027	250,585	106,434
Stock options	820	8,079	3,299
Denominator for diluted earnings per unit – weighted average common equivalent units	132,284,935	128,453,898	126,626,997

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following tables provides supplemental disclosures related to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$386	$292	$324
Interest paid	$56,642	$55,104	$57,276
Other non-cash investing and financing activities increase (decrease):
Intangible lease liabilities	$30,981	$21,563	$—
Interest rate swap liabilities	$(3,447)	$(6,064)	$5,646
Accrued real estate improvement costs	$3,670	$7,122	$5,346
Equity redemption of OP Units	$5,071	$6,858	$20,098
Dividends and distributions payable	$849	$24,219	$336

2.  Real Estate Investments

The following real estate investment transactions occurred during the years ended December 31, 2022 and December 31, 2021.

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

Property Asset Acquisitions in 2022

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

Property Asset Acquisitions in 2021

During the year ended December 31, 2021, the Company acquired four properties with a total of approximately 449,000 square feet as well as a single tenant parcel contiguous to one of its existing shopping centers for a total adjusted purchase price of approximately $125.5 million.

The financial information set forth below summarizes the Company’s purchase price allocation for property assets acquired during the years ended December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Assets
Land	$51,150	$48,272
Building and improvements	86,263	85,125
Acquired lease intangible asset	8,745	9,240
Deferred charges	5,462	4,416
Assets acquired	$151,620	$147,053

Liabilities
Acquired lease intangible liability	30,981	21,563
Liabilities assumed	$30,981	$21,563

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2022, for property assets acquired during the year ended December 31, 2022 (in thousands):

Year Ended
December 31, 2022
Statement of operations:
Revenues	$6,450
Net income attributable to Retail Opportunity Investments Corp.	$2,261

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2021, for property assets acquired during the year ended December 31, 2021 (in thousands):

Year Ended
December 31, 2021
Statement of operations:
Revenues	$2,211
Net income attributable to Retail Opportunity Investments Corp.	$587

Property Dispositions in 2022

On August 19, 2022, in connection with the acquisitions of Ballinger Village and Thomas Lake Shopping Center discussed above, the Company sold Aurora Square, a shopping center located in Shoreline, Washington. The sales price of $36.2 million, less costs to sell, resulted in net proceeds of approximately $34.4 million. The Company recorded a gain on sale of real estate of approximately $7.7 million during the year ended December 31, 2022 related to this property disposition.

Property Dispositions in 2021

During the year ended December 31, 2021, the Company sold three properties. The total sales price of approximately $69.7 million, less costs to sell, resulted in net proceeds of approximately $68.0 million. The Company recorded gains on sale of real estate of approximately $22.3 million during the year ended December 31, 2021 related to these property dispositions.

Any reference to square footage or occupancy is unaudited and outside the scope of the Company’s independent registered public accounting firm’s audit of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

3.  Acquired Lease Intangibles

Intangible assets and liabilities as of December 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	December 31,
	2022	2021
Assets:
In-place leases	$70,133	$67,644
Accumulated amortization	(27,405)	(27,764)
Above-market leases	21,307	21,632
Accumulated amortization	(11,607)	(11,373)
Acquired lease intangible assets, net	$52,428	$50,139
Liabilities:
Below-market leases	$205,421	$188,607
Accumulated amortization	(53,304)	(51,999)
Acquired lease intangible liabilities, net	$152,117	$136,608

For the years ended December 31, 2022, 2021 and 2020, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities for above- and below-market leases was $11.9 million, $8.8 million and $17.7 million, respectively, which amounts are included in Rental revenue in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2022, 2021 and 2020, the amortization of in-place leases was $5.9 million, $4.8 million and $7.7 million, respectively, which amounts are included in Depreciation and amortization in the accompanying consolidated statements of operations and comprehensive income.

The scheduled future amortization of acquired lease intangible assets as of December 31, 2022 is as follows (in thousands):

Year Ending December 31:
2023	$7,086
2024	5,827
2025	4,969
2026	4,084
2027	3,430
Thereafter	27,032
Total future amortization of acquired lease intangible assets	$52,428

The scheduled future amortization of acquired lease intangible liabilities as of December 31, 2022 is as follows (in thousands):

Year Ending December 31:
2023	$12,144
2024	11,741
2025	11,036
2026	10,168
2027	9,531
Thereafter	97,497
Total future amortization of acquired lease intangible liabilities	$152,117

4.  Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of December 31, 2022 are summarized as follows (in thousands):

Year Ending December 31:
2023	$215,035
2024	188,185
2025	160,405
2026	132,296
2027	103,100
Thereafter	373,243
Total minimum lease payments	$1,172,264

5.  Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s unsecured term loan, unsecured revolving credit facility, carve-out guarantees on property-level debt, and the Senior Notes. Costs incurred in obtaining long-term financing are amortized ratably over the related debt agreement. The amortization of deferred financing costs is included in Interest expense and other finance expenses in the consolidated statements of operations and comprehensive income.

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at December 31, 2022 and December 31, 2021, respectively, were as follows (in thousands, except interest rates):

	Maturity Date	Interest Rate	December 31,
Property			2022	2021
Casitas Plaza Shopping Center	June 2022	5.320%	$—	$6,660
Riverstone Marketplace	July 2022	4.960%	—	16,811
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	34,731	35,393
			60,731	84,864
Unamortized mortgage premiums			288	632
Net unamortized deferred financing costs			(102)	(142)
Total mortgage notes payable			$60,917	$85,354

The combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2023	$—	$686	$216	$902
2024	26,000	708	72	26,780
2025	32,787	550	—	33,337
Thereafter	—	—	—	—
Total	$58,787	$1,944	$288	$61,019

Term Loan and Credit Facility

The carrying values of the Company’s unsecured term loan (the “term loan”) were as follows (in thousands):

	December 31,
	2022	2021
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(747)	(1,111)
Term loan	$299,253	$298,889

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

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks. Effective December 20, 2019, the Operating Partnership entered into the First Amendment to Second Amended and Restated Credit Agreement (as amended, the “Credit Facility Agreement”) pursuant to which the borrowing capacity under the credit facility is $600.0 million and the maturity date of the credit facility was extended from September 8, 2021 to February 20, 2024, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the credit facility up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Borrowings under the Credit Facility Agreement accrue interest on the outstanding principal amount at a rate equal to an applicable rate based on the credit rating level of the Company, plus, as applicable, (i) the Eurodollar Rate, or (ii) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the rate of interest announced by KeyBank National Association as its “prime rate,” and (c) the Eurodollar Rate plus 0.90%. Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement, of which the Operating Partnership had none outstanding as of December 31, 2022. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

As of December 31, 2022, $88.0 million was outstanding under the credit facility, compared to no borrowings outstanding as of December 31, 2021. The net unamortized deferred financing costs, which are included in Deferred charges, net in the accompanying consolidated balance sheets, were approximately $1.0 million as of December 31, 2022 compared to approximately $1.9 million as of December 31, 2021.

The weighted average interest rate on the term loan during the year ended December 31, 2022 was 2.7%. As discussed in Note 11 of the accompanying financial statements below, the Company has historically used interest rate swaps to help manage its interest rate risk. The Company’s four interest rate swaps matured effective August 31, 2022, and accordingly the interest rate on the term loan was no longer effectively fixed and outstanding borrowings under the term loan became subject to a variable interest rate, as detailed above, effective September 1, 2022. The weighted average interest rate on the credit facility during the year ended December 31, 2022 was 3.1%. The Company had no available borrowings under the term loan at December 31, 2022. The Company had $512.0 million available to borrow under the credit facility at December 31, 2022.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	December 31,
	2022	2021
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(874)	(1,050)
Senior Notes Due 2027	$249,126	$248,950

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	December 31,
	2022	2021
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(289)	(366)
Senior Notes Due 2026	$199,711	$199,634

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	December 31,
	2022	2021
Principal amount	$250,000	$250,000
Unamortized debt discount	(802)	(1,188)
Net unamortized deferred financing costs	(432)	(652)
Senior Notes Due 2024	$248,766	$248,160

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	December 31,
	2022	2021
Principal amount	$250,000	$250,000
Unamortized debt discount	(502)	(998)
Net unamortized deferred financing costs	(252)	(515)
Senior Notes Due 2023	$249,246	$248,487

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

The combined aggregate principal maturities of the Company’s unsecured senior notes payable during the next five years and thereafter are as follows (in thousands):

Principal Repayments
2023	$250,000
2024	250,000
2025	—
2026	200,000
2027	250,000
Thereafter	—
Total	$950,000

Deferred Financing Costs

The unamortized balances of deferred financing costs associated with the Company’s term loan, Senior Notes Due 2027, Senior Notes Due 2026, Senior Notes Due 2024, Senior Notes Due 2023, and mortgage notes payable, included as a direct reduction from the carrying amount of the related debt instrument in the consolidated balance sheets, and the unamortized balances of deferred financing costs associated with the Company’s unsecured revolving credit facility, included in Deferred charges, net in the consolidated balance sheets as of December 31, 2022 that will be charged to future operations during the next five years and thereafter are as follows (in thousands):

Financing Costs
2023	$2,008
2024	984
2025	300
2026	234
2027	170
Thereafter	—
$3,696

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Company was in compliance with such covenants at December 31, 2022.

6.  Preferred Stock of ROIC

The Company is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock outstanding.

7.  Common Stock of ROIC

ATM

On February 20, 2020, ROIC entered into an “at the market” sales agreement, as amended on April 27, 2022 (the “Sales Agreement”), with each of (i) KeyBanc Capital Markets Inc., BTIG, LLC, BMO Capital Markets Corp., BofA Securities, Inc., Capital One Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc., Regions Securities LLC, Robert W. Baird & Co. Incorporated and Wells Fargo Securities, LLC (collectively, the “Agents”) and (ii) the Forward Purchasers (as defined below), pursuant to which ROIC may sell, from time to time, shares (any such shares, the “Primary Shares”) of ROIC’s common stock, par value $0.0001 per share (“Common Stock”), to or through the Agents and instruct certain of the Agents, acting as forward sellers (the “Forward Sellers”), to offer and sell borrowed shares (any such shares, “Forward Hedge Shares,” and collectively with the Primary Shares, the “Shares”) with the Shares to be sold under the Sales Agreement having an aggregate offering price of up to $500.0 million.

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

During the three months ended December 31, 2022, ROIC did not sell any shares under the Sales Agreement. During the year ended December 31, 2022, ROIC sold a total of 1,288,213 shares under the Sales Agreement, which resulted in gross proceeds of approximately $25.2 million and commissions of approximately $252,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the year ended December 31, 2022, the Company did not repurchase any shares of common stock under this program.

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

On April 25, 2022, the Company adopted the Company’s Second Amended and Restated 2009 Equity Incentive Plan (the “Equity Incentive Plan”) that amended and restated the Amended and Restated 2009 Equity Incentive Plan (the “Prior Plan”). The types of awards that may be granted under the Equity Incentive Plan include stock options, restricted shares, share appreciation rights, phantom shares, dividend equivalent rights and other equity-based awards. The Equity Incentive Plan has a fungible unit system that counts the number of shares of the Company’s common stock used in the issuance of full-value awards, such as restricted shares and LTIP Units, differently than the number of shares of common stock used in the issuance of stock options. A total of 10,954,694 Fungible Units (as defined in the Equity Incentive Plan) are reserved for grant under the Equity Incentive Plan. The 10,954,694 Fungible Units represent a maximum of 5,002,143 shares of the Company’s common stock that could be granted pursuant to the Equity Incentive Plan as full-value awards, such as restricted shares, based on the 2.19 to 1.0 Fungible Unit-to-full-value award conversion ratio. A maximum of 10,954,694 shares of the Company’s common stock may be issued pursuant to the Equity Incentive Plan if all grants made under the Equity Incentive Plan are granted as stock options, based on a 1.0 to 1.0 Fungible Unit-to-stock option award conversion ratio. The Equity Incentive Plan will expire on April 25, 2032.

The Company has made under the Prior Plan, and may make under the Equity Incentive Plan, certain awards in the form of a separate series of units of limited partnership interests in its Operating Partnership called LTIP Units. LTIP Units can be granted either as free-standing awards or in tandem with other awards under the Equity Incentive Plan. The LTIP Units are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, achievement of pre-established operational performance goals and market-indexed performance criteria. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units, in accordance with the Partnership Agreement) are ultimately redeemable for cash or at ROIC’s option, for shares of ROIC common stock on a one-for-one basis.

Restricted Stock

During the year ended December 31, 2022, ROIC awarded 574,070 shares of restricted common stock under the Prior Plan, of which 192,464 shares are performance-based grants and the remainder of the shares are time-based grants. The performance-based grants vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2025.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2022, and changes during the year ended December 31, 2022 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2021	1,153,471	$16.77
Vested	(402,795)	$16.42
Granted	574,070	$18.98
Forfeited	(14,148)	$17.11
Non-vested as of December 31, 2022	1,310,598	$17.85

As of December 31, 2022, there remained a total of approximately $11.5 million of unrecognized restricted stock compensation expense related to outstanding non-vested restricted stock grants awarded under the Prior Plan. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.7 years (irrespective of achievement of the performance conditions). The total fair value of restricted stock that vested during the years ended December 31, 2022, 2021 and 2020 was approximately $7.9 million, $5.5 million and $6.6 million, respectively.

LTIP Units

During the year ended December 31, 2022, 201,860 LTIP Units vested under the Prior Plan, issued at a weighted average grant date fair value of $16.35. Vesting of the LTIP Units was based on the Company’s achievement of certain performance criteria during the performance period from January 1, 2019 to December 31, 2021. Vested LTIP Units, after achieving parity with OP Units (as described in the Operating Partnership’s Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”)), are eligible to be converted into OP Units on a one-for-one basis upon the satisfaction of conditions set forth in the Partnership Agreement. On January 18, 2022, 201,860 LTIP Units were converted by the Company into 201,860 OP Units upon satisfying such conditions. Upon conversion of LTIP Units into OP Units, holders are able to redeem their OP Units for cash or, at ROIC’s option, for shares of ROIC common stock on a one-for-one basis.

Stock Based Compensation Expense

For the years ended December 31, 2022, 2021 and 2020, the amounts charged to expense for all stock based compensation arrangements totaled approximately $11.9 million, $11.0 million and $8.9 million, respectively.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Code. Under the 401K Plan, the Company made matching contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of approximately $97,000, $95,000 and $89,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

9. Capital of the Operating Partnership

As of December 31, 2022, the Operating Partnership had 132,985,928 OP Units outstanding. ROIC owned an approximate 93.6% interest in the Operating Partnership at December 31, 2022, or 124,538,811 OP Units. The remaining 8,447,117 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP Unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of December 31, 2022, subject to certain exceptions, holders are able to redeem their OP Units for cash or, at ROIC’s option, for shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the year ended December 31, 2022, ROIC received notices of redemption for a total of 296,840 OP Units. ROIC elected to redeem the 296,840 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 296,840 shares of ROIC common stock were issued.

The redemption value of outstanding OP Units owned by the limited partners as of December 31, 2022, not including ROIC, had such units been redeemed at December 31, 2022, was approximately $126.8 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding December 31, 2022, which amounted to $15.01 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly LIBOR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at December 31, 2022 was approximately $223.3 million and $181.8 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at December 31, 2022 was approximately $241.5 million and $248.8 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $57.5 million with a weighted average interest rate of 7.3% as of December 31, 2022. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in AOCI at the cash settlement amount, and will be reclassified to interest expense as interest expense is recognized on the hedged debt. During the next twelve months, the Company estimates that approximately $15,000 will be reclassified as a non-cash decrease to interest expense related to the Company’s previously cash-settled swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2022 and December 31, 2021, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	December 31, 2022 Fair Value	December 31, 2021 Fair Value
Interest rate products	Other liabilities	$—	$(3,447)

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2022, 2021, and 2020, respectively (in thousands):

	Year Ended December 31,
	2022	2021	2020
Amount of gain (loss) recognized in OCI on derivatives	$1,104	$216	$(9,925)
Amount of loss reclassified from AOCI into interest	$2,286	$5,894	$4,572

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of December 31, 2022, the Company’s net lease liability of approximately $16.7 million, which is included in Other liabilities in the accompanying balance sheets, and related net right-to-use asset of approximately $15.1 million, which is included in Other assets in the accompanying balance sheets, represents all operating leases in which the Company is a lessee. As of December 31, 2022, the Company’s weighted average remaining lease term is approximately 35.8 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $1.7 million, $1.6 million, and $1.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum annual lease payments under operating leases to the lease liability as of December 31, 2022 (in thousands):

Operating Leases
2023	$1,345
2024	1,351
2025	1,356
2026	1,376
2027	1,404
Thereafter	28,872
Total undiscounted future minimum lease payments	35,704
Future minimum lease payments, discount	(18,968)
Lease liability	$16,736

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

13.  Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the years ended December 31, 2022, 2021, and 2020, the Company incurred approximately $95,000, $85,000 and $84,000, respectively, of expenses relating to the agreements which were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

14.  Subsequent Events

On February 14, 2023, the Company’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.15 per share and per OP Unit, payable on April 7, 2023 to holders of record on March 17, 2023.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

Paramount Plaza, CA	$—	$6,347	$10,274	$822	$1,414	$7,169	$11,688	$18,857	$4,744	12/22/2009
Santa Ana Downtown Plaza, CA	—	7,895	9,890	—	4,018	7,895	13,908	21,803	5,249	1/26/2010
Meridian Valley Plaza, WA	—	1,881	4,795	—	1,543	1,881	6,338	8,219	2,750	2/1/2010
The Market at Lake Stevens, WA	—	3,087	12,397	—	(348)	3,087	12,049	15,136	4,137	3/16/2010
Pleasant Hill Marketplace, CA	—	6,359	6,927	—	842	6,359	7,769	14,128	3,009	4/8/2010
Happy Valley Town Center, OR	—	11,678	27,011	—	4,950	11,678	31,961	43,639	11,817	7/14/2010
Cascade Summit Town Square, OR	—	8,853	7,732	—	2,653	8,853	10,385	19,238	3,233	8/20/2010
Heritage Market Center, WA	—	6,595	17,399	—	1,969	6,595	19,368	25,963	6,647	9/23/2010
Claremont Promenade, CA	—	5,975	1,019	183	4,009	6,158	5,028	11,186	3,256	9/23/2010
Sycamore Creek, CA	—	3,747	11,584	—	383	3,747	11,967	15,714	4,861	9/30/2010
Gateway Village, CA	—	5,917	27,298	—	1,149	5,917	28,447	34,364	10,021	12/16/2010
Division Crossing, OR	—	3,706	8,327	8	5,601	3,714	13,928	17,642	6,341	12/22/2010
Halsey Crossing, OR (2)	—	—	7,773	—	7,668	—	15,441	15,441	5,553	12/22/2010
Marketplace Del Rio, CA	—	13,420	22,251	9	7,482	13,429	29,733	43,162	9,397	1/3/2011
Pinole Vista Shopping Center, CA	—	14,288	36,565	—	9,702	14,288	46,267	60,555	12,295	1/6/2011
Desert Springs Marketplace, CA	—	8,517	18,761	443	6,551	8,960	25,312	34,272	8,432	2/17/2011
Renaissance Towne Centre, CA	—	8,640	13,848	—	3,214	8,640	17,062	25,702	5,612	8/3/2011
Country Club Gate Center, CA	—	6,487	17,341	—	1,008	6,487	18,349	24,836	5,786	7/8/2011
Canyon Park Shopping Center, WA	—	9,352	15,916	—	8,307	9,352	24,223	33,575	9,127	7/29/2011
Hawks Prairie Shopping Center, WA	—	5,334	20,694	—	4,265	5,334	24,959	30,293	7,937	9/8/2011
The Kress Building, WA	—	5,693	20,866	—	3,252	5,693	24,118	29,811	7,800	9/30/2011
Hillsboro Market Center, OR (2)	—	—	17,553	—	4,683	—	22,236	22,236	8,079	11/23/2011
Gateway Shopping Center, WA (2)	—	6,242	23,462	—	966	6,242	24,428	30,670	7,506	2/16/2012
Marlin Cove Shopping Center, CA	—	8,815	6,797	—	1,999	8,815	8,796	17,611	3,603	5/4/2012
Seabridge Marketplace, CA	—	5,098	17,164	—	4,122	5,098	21,286	26,384	6,027	5/31/2012
The Village at Novato, CA	—	5,329	4,412	—	2,971	5,329	7,383	12,712	1,605	7/24/2012
Glendora Shopping Center, CA	—	5,847	8,758	12	416	5,859	9,174	15,033	3,196	8/1/2012
Wilsonville Old Town Square, OR	—	4,181	15,394	—	2,674	4,181	18,068	22,249	5,248	2010/2012
Bay Plaza, CA	—	5,454	14,857	75	1,164	5,529	16,021	21,550	4,915	10/5/2012
Santa Teresa Village, CA	—	14,965	17,162	—	14,803	14,965	31,965	46,930	8,126	11/8/2012
Cypress Center West, CA	—	15,480	11,819	125	2,160	15,605	13,979	29,584	4,684	12/7/2012
Redondo Beach Plaza, CA	—	16,242	13,625	120	558	16,362	14,183	30,545	4,498	12/28/2012
Harbor Place Center, CA	—	16,506	10,527	—	6,115	16,506	16,642	33,148	3,693	12/28/2012

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

Diamond Bar Town Center, CA	—	9,540	16,795	—	4,452	9,540	21,247	30,787	7,800	2/1/2013
Bernardo Heights Plaza, CA	—	3,192	8,940	—	573	3,192	9,513	12,705	3,041	2/6/2013
Canyon Crossing, WA	—	7,941	24,659	—	2,238	7,941	26,897	34,838	9,081	4/15/2013
Diamond Hills Plaza, CA	34,731	15,458	29,353	—	4,377	15,458	33,730	49,188	8,563	4/22/2013
Granada Shopping Center, CA	—	3,673	13,459	—	6,615	3,673	20,074	23,747	3,533	6/27/2013
Hawthorne Crossings, CA	—	10,383	29,277	—	355	10,383	29,632	40,015	7,978	6/27/2013
Robinwood Shopping Center, OR	—	3,997	11,317	18	565	4,015	11,882	15,897	3,344	8/23/2013
5 Points Plaza, CA	—	17,920	36,965	—	5,310	17,920	42,275	60,195	11,320	9/27/2013
Crossroads Shopping Center, WA	—	68,366	67,756	—	36,687	68,366	104,443	172,809	27,962	2010/2013
Peninsula Marketplace, CA	—	14,730	19,214	—	1,225	14,730	20,439	35,169	5,343	11/1/2013
Country Club Village, CA	—	9,986	26,579	—	1,084	9,986	27,663	37,649	7,433	11/26/2013
Plaza de la Canada, CA (2)	—	10,351	24,819	—	1,300	10,351	26,119	36,470	6,861	12/13/2013
Tigard Marketplace, OR	—	13,587	9,603	—	308	13,587	9,911	23,498	3,278	2/18/2014
Creekside Plaza, CA	—	14,807	29,476	—	7,401	14,807	36,877	51,684	9,217	2/28/2014
North Park Plaza, CA	—	13,593	17,733	—	3,323	13,593	21,056	34,649	5,289	4/30/2014
Fallbrook Shopping Center, CA (2)	—	21,232	186,197	83	7,907	21,315	194,104	215,419	48,129	6/13/2014
Moorpark Town Center, CA	—	7,063	19,694	—	629	7,063	20,323	27,386	4,721	12/4/2014
Mission Foothill Marketplace Pads, CA	—	3,996	11,051	14	617	4,010	11,668	15,678	2,460	12/4/2014
Wilsonville Town Center, OR	—	10,334	27,101	—	1,698	10,334	28,799	39,133	7,334	12/11/2014
Park Oaks Shopping Center, CA	—	8,527	38,064	—	381	8,527	38,445	46,972	9,068	1/6/2015
Ontario Plaza, CA	—	9,825	26,635	—	1,384	9,825	28,019	37,844	7,435	1/6/2015
Winston Manor, CA	—	10,018	9,762	—	1,944	10,018	11,706	21,724	3,023	1/7/2015
Jackson Square, CA	—	6,886	24,558	—	863	6,886	25,421	32,307	5,752	7/1/2015
Tigard Promenade, OR	—	9,844	10,843	—	291	9,844	11,134	20,978	2,477	7/28/2015
Sunnyside Village Square, OR	—	4,428	13,324	—	2,531	4,428	15,855	20,283	4,235	7/28/2015
Gateway Centre, CA	—	16,275	28,308	—	3,682	16,275	31,990	48,265	6,751	9/1/2015
Johnson Creek Center, OR	—	9,009	22,534	—	1,115	9,009	23,649	32,658	5,449	11/9/2015
Iron Horse Plaza, CA	—	8,187	39,654	11	2,964	8,198	42,618	50,816	9,095	12/4/2015
Bellevue Marketplace, WA	—	10,488	39,119	—	10,434	10,488	49,553	60,041	10,781	12/10/2015
Four Corner Square, WA	—	9,926	31,415	36	490	9,962	31,905	41,867	7,153	12/21/2015
Warner Plaza, CA	—	16,104	60,188	—	11,209	16,104	71,397	87,501	14,881	12/31/2015
Magnolia Shopping Center, CA	—	12,501	27,040	154	1,998	12,655	29,038	41,693	6,280	3/10/2016
Casitas Plaza Shopping Center, CA	—	10,734	22,040	—	1,505	10,734	23,545	34,279	4,658	3/10/2016
Bouquet Center, CA	—	10,040	48,362	18	887	10,058	49,249	59,307	9,275	4/28/2016
North Ranch Shopping Center, CA	—	31,522	95,916	—	2,676	31,522	98,592	130,114	18,037	6/1/2016
Monterey Center, CA (2)	—	1,073	10,609	—	679	1,073	11,288	12,361	2,212	7/14/2016
Rose City Center, OR (2)	—	3,637	10,301	—	(105)	3,637	10,196	13,833	1,840	9/15/2016

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

The Knolls, CA	—	9,726	18,299	—	121	9,726	18,420	28,146	3,486	10/3/2016
Bridle Trails Shopping Center, WA	—	11,534	20,700	—	9,704	11,534	30,404	41,938	6,253	10/17/2016
Torrey Hills Corporate Center, CA	—	5,579	3,915	—	2,011	5,579	5,926	11,505	2,636	12/6/2016
PCC Community Markets Plaza, WA	—	1,856	6,914	—	7	1,856	6,921	8,777	1,334	1/25/2017
The Terraces, CA	—	18,378	37,103	—	1,690	18,378	38,793	57,171	6,811	3/17/2017
Santa Rosa Southside Shopping Center, CA	—	5,595	24,453	—	11,994	5,595	36,447	42,042	5,324	3/24/2017
Division Center, OR	—	6,912	26,098	—	7,157	6,912	33,255	40,167	5,323	4/5/2017
Highland Hill Shopping Center, WA	—	10,511	37,825	66	2,908	10,577	40,733	51,310	6,409	5/9/2017
Monta Loma Plaza, CA	—	18,226	11,113	—	215	18,226	11,328	29,554	1,810	9/19/2017
Fullerton Crossroads, CA	26,000	28,512	45,419	—	1,062	28,512	46,481	74,993	7,542	10/11/2017
Riverstone Marketplace, WA	—	5,113	27,594	—	789	5,113	28,383	33,496	4,501	10/11/2017
North Lynnwood Shopping Center, WA	—	4,955	10,335	21	5,189	4,976	15,524	20,500	2,452	10/19/2017
The Village at Nellie Gail Ranch, CA	—	22,730	22,578	—	1,924	22,730	24,502	47,232	4,066	11/30/2017
Stadium Center, WA	—	1,699	17,229	45	116	1,744	17,345	19,089	2,272	2/23/2018
King City Plaza, OR	—	5,161	10,072	—	460	5,161	10,532	15,693	1,445	5/18/2018
Summerwalk Village, WA	—	4,312	7,567	—	3,012	4,312	10,579	14,891	973	12/13/2019
Canyon Creek Plaza, CA	—	13,067	13,455	—	24	13,067	13,479	26,546	783	9/1/2021
Palomar Village, CA	—	9,642	26,925	—	1,014	9,642	27,939	37,581	1,289	10/12/2021
South Point Plaza, WA	—	18,465	25,491	3	2,175	18,468	27,666	46,134	1,258	11/10/2021
Olympia West Center, WA	—	5,716	18,378	—	17	5,716	18,395	24,111	744	12/6/2021
Powell Valley Junction, OR	—	6,334	15,685	—	599	6,334	16,284	22,618	367	4/1/2022
Olympia Square North, WA	—	6,005	15,999	—	4	6,005	16,003	22,008	391	4/1/2022
Village Oaks Shopping Center, CA	—	10,757	19,626	—	166	10,757	19,792	30,549	387	5/17/2022
Thomas Lake Shopping Center, WA	—	16,380	18,685	—	3	16,380	18,688	35,068	245	8/19/2022
Ballinger Village, WA	—	11,696	16,268	6	57	11,702	16,325	28,027	219	8/19/2022
	$60,731	$955,964	$2,146,584	$2,272	$306,273	$958,236	$2,452,857	$3,411,093	$578,593

a.RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES (in thousands)

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period:	$3,266,155	$3,156,552	$3,131,841
Property improvements during the year	55,086	48,570	38,913
Properties acquired during the year	134,706	136,105	—
Properties sold during the year	(30,995)	(61,491)	—
Assets written off during the year	(13,859)	(13,581)	(14,202)
Balance at end of period:	$3,411,093	$3,266,155	$3,156,552

b.RECONCILIATION OF ACCUMULATED DEPRECIATION (in thousands)

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period:	$510,836	$460,165	$390,916
Depreciation expenses	86,354	82,957	83,774
Properties sold during the year	(4,112)	(18,476)	—
Property assets fully depreciated and written off	(14,485)	(13,810)	(14,525)
Balance at end of period:	$578,593	$510,836	$460,165

(1)Depreciation and investments in building and improvements reflected in the consolidated statements of operations is calculated over the estimated useful life of the assets as follows:

Building:  39-40 years
Property Improvements:  10-20 years

(2)Property, or a portion thereof, is subject to a ground lease.

(3)The aggregate cost for Federal Income Tax Purposes for real estate was approximately $3.1 billion at December 31, 2022.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2022
(in thousands)

a.RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE (in thousands)

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of period:	$4,875	$4,959	$13,000
Repayments on mortgage note receivable	(89)	(84)	(8,041)
Balance at end of period:	$4,786	$4,875	$4,959

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

During the year ended December 31, 2022, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the year ended December 31, 2022, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Corp.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of ROIC’s management, including the Chief Executive Officer and Chief Financial Officer, ROIC conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 54 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Partnership, LP)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of ROIC, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2022.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2022.

Item 11.  Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2022.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2022.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2022.

Item 14.  Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2022.

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

3.1	Articles of Amendment and Restatement (2)

3.2	Second Amended and Restated Bylaws (25)

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

4.7	Description of Securities (21)

10.1	2009 Equity Incentive Plan (1)

10.2	Amended and Restated 2009 Equity Incentive Plan (19)

10.3	Second Amended and Restated 2009 Equity Incentive Plan (24)

10.4	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan and Amended and Restated 2009 Equity Incentive Plan (1)

10.5	Form of Option Award Agreement under 2009 Equity Incentive Plan and Amended and Restated 2009 Equity Incentive Plan (1)

10.6	Letter Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of April 2, 2012 (3)

10.7	Letter Agreement, by and between Retail Opportunity Investments Corp. and Laurie Sneve, dated as of October 24, 2012 (4)

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

10.10	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of September 27, 2013 (5)

10.11	Registration Rights Agreement, by and among Retail Opportunity Investments Corp. and the holders named therein, dated as of September 27, 2013 (5)

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

10.27
Second Amendment to First Amended and Restated Term Loan Agreement, dated as of July 29, 2020, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, and the other lenders party thereto (23)

10.28
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

10.30
Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 29, 2020, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, and the other lenders party thereto (23)

10.31
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

10.33
Third Amendment, dated as of July 29, 2020 to the Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (23)

10.34	Note Purchase Agreement, dated as of November 10, 2017, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and the purchasers named therein (18)

10.35
First Amendment, dated as of July 29, 2020 to the Note Purchase Agreement, dated as of November 10, 2017, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (23)

10.36	Sales Agreement, dated February 20, 2020, by and among the Company, the Operating Partnership, the Agents and the Forward Purchasers (22)

21.1*	List of Subsidiaries of Retail Opportunity Investments Corp.

23.1*	Consent of Ernst & Young LLP for Retail Opportunity Investments Corp.

23.2*	Consent of Ernst & Young LLP for Retail Opportunity Investments Partnership, LP

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certifications pursuant to Section 1350

101 SCH	Inline XBRL Taxonomy Extension Schema Document

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	Inline Taxonomy Extension Definition Linkbase Document

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (and contained in Exhibit 101)
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
(24)Incorporated by reference to the Company’s current report on Form 8-K filed on April 26, 2022.
(25)Incorporated by reference to the Company’s current report on Form 8-K filed on September 23, 2022.
* Filed herewith.
** Furnished with this report.
+ Unless otherwise noted, all exhibits have File No. 001-33479.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: February 16, 2023	By: /s/ Stuart A. Tanz
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

Date: February 16, 2023	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 16, 2023	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 16, 2023	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 16, 2023	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 16, 2023	/s/ Angela K. Ho
Angela K. Ho
Director

Date: February 16, 2023	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 16, 2023	/s/ Zabrina M. Jenkins
Zabrina M. Jenkins
Director

Date: February 16, 2023	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 16, 2023	/s/ Adrienne B. Pitts
Adrienne B. Pitts
Director

Date: February 16, 2023	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 16, 2023	/s/ Eric S. Zorn
Eric S. Zorn
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner Registrant
Date: February 16, 2023	By: /s/ Stuart A. Tanz
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

Date: February 16, 2023	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 16, 2023	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 16, 2023	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 16, 2023	/s/ Laurie A. Sneve
Laurie A. Sneve
Chief Accounting Officer

Date: February 16, 2023	/s/ Angela K. Ho
Angela K. Ho
Director

Date: February 16, 2023	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 16, 2023	/s/ Zabrina M. Jenkins
Zabrina M. Jenkins
Director

Date: February 16, 2023	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 16, 2023	/s/ Adrienne B. Pitts
Adrienne B. Pitts
Director

Date: February 16, 2023	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 16, 2023	/s/ Eric S. Zorn
Eric S. Zorn
Director