Form 10-Q
period 2023-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2023-04-26
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 126,024,887 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of April 20, 2023.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2023 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of March 31, 2023, ROIC owned an approximate 93.6% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Real Estate Investments:
Land	$958,300	$958,236
Building and improvements	2,455,644	2,452,857
	3,413,944	3,411,093
Less: accumulated depreciation	593,277	578,593
	2,820,667	2,832,500
Mortgage note receivable	4,764	4,786
Real Estate Investments, net	2,825,431	2,837,286
Cash and cash equivalents	11,536	5,598
Restricted cash	2,132	1,861
Tenant and other receivables, net	59,298	57,546
Deposits	500	500
Acquired lease intangible assets, net	50,410	52,428
Prepaid expenses	4,219	5,957
Deferred charges, net	31,576	26,683
Other assets	16,411	16,420
Total assets	$3,001,513	$3,004,279

LIABILITIES AND EQUITY
Liabilities:
Term loan	$299,344	$299,253
Credit facility	67,000	88,000
Senior Notes	947,260	946,849
Mortgage notes payable	60,699	60,917
Acquired lease intangible liabilities, net	148,769	152,117
Accounts payable and accrued expenses	54,628	22,885
Tenants’ security deposits	7,832	7,701
Other liabilities	43,087	41,959
Total liabilities	1,628,619	1,619,681

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 125,024,887 and 124,538,811 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	1,612,150	1,612,126
Accumulated dividends in excess of earnings	(326,686)	(315,984)
Accumulated other comprehensive income	9	14
Total Retail Opportunity Investments Corp. stockholders’ equity	1,285,485	1,296,168
Non-controlling interests	87,409	88,430
Total equity	1,372,894	1,384,598
Total liabilities and equity	$3,001,513	$3,004,279
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental revenue	$78,999	$75,037
Other income	297	1,436
Total revenues	79,296	76,473

Operating expenses
Property operating	14,202	12,091
Property taxes	8,844	8,520
Depreciation and amortization	25,104	23,762
General and administrative expenses	5,320	5,240
Other expense	172	179
Total operating expenses	53,642	49,792

Operating income	25,654	26,681

Non-operating expenses
Interest expense and other finance expenses	(16,958)	(14,215)
Net income	8,696	12,466
Net income attributable to non-controlling interests	(554)	(825)
Net Income Attributable to Retail Opportunity Investments Corp.	$8,142	$11,641

Earnings per share – basic and diluted	$0.06	$0.09

Dividends per common share	$0.15	$0.13

Comprehensive income:
Net income	$8,696	$12,466
Other comprehensive (loss) income:
Unrealized swap derivative gain arising during the period	11	808
Reclassification adjustment for amortization of interest expense included in net income	(16)	1,395
Other comprehensive (loss) income:	(5)	2,203
Comprehensive income	8,691	14,669
Comprehensive income attributable to non-controlling interests	(554)	(969)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$8,137	$13,700
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive income	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2022	124,538,811	$12	$1,612,126	$(315,984)	$14	$88,430	$1,384,598
Shares issued under the Equity Incentive Plan	697,691	—	32	—	—	—	32
Shares withheld for employee taxes	(211,615)	—	(3,181)	—	—	—	(3,181)
Stock based compensation expense	—	—	2,840	—	—	87	2,927
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	343	—	—	(343)	—
Registration expenditures	—	—	(10)	—	—	—	(10)
Cash dividends ($0.15 per share)	—	—	—	(18,753)	—	(1,267)	(20,020)
Dividends payable to officers	—	—	—	(91)	—	(52)	(143)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	8,142	—	—	8,142
Net income attributable to non-controlling interests	—	—	—	—	—	554	554
Other comprehensive loss	—	—	—	—	(5)	—	(5)
Balance at March 31, 2023	125,024,887	$12	$1,612,150	$(326,686)	$9	$87,409	$1,372,894

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive loss	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2021	122,685,266	$12	$1,577,837	$(297,801)	$(3,154)	$89,459	$1,366,353
Shares issued under the Equity Incentive Plan	406,106	—	302	—	—	—	302
Shares withheld for employee taxes	(122,658)	—	(2,405)	—	—	—	(2,405)
Cancellation of restricted stock	(10,649)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,572	—	—	—	2,572
Redemption of OP Units	50,000	—	978	—	—	(978)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,668)	—	—	2,668	—
Proceeds from the issuance of common stock	724,279	—	14,211	—	—	—	14,211
Registration expenditures	—	—	(172)	—	—	—	(172)
Cash dividends ($0.13 per share)	—	—	—	(16,009)	—	(1,130)	(17,139)
Dividends payable to officers	—	—	—	(110)	—	—	(110)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	11,641	—	—	11,641
Net income attributable to non-controlling interests	—	—	—	—	—	825	825
Other comprehensive income	—	—	—	—	2,059	144	2,203
Balance at March 31, 2022	123,732,344	$12	$1,590,655	$(302,279)	$(1,095)	$90,988	$1,378,281

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,696	$12,466
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,104	23,762
Amortization of deferred financing costs and mortgage discounts and premiums, net	742	543
Straight-line rent adjustment	(347)	(451)
Amortization of above and below market rent	(2,864)	(3,057)
Amortization relating to stock based compensation	2,927	2,572
Provisions for tenant credit losses	1,023	628
Other noncash interest income	(14)	(14)
Change in operating assets and liabilities:
Tenant and other receivables	(2,503)	777
Prepaid expenses	1,738	1,543
Accounts payable and accrued expenses	9,278	6,795
Other assets and liabilities, net	667	2,207
Net cash provided by operating activities	44,447	47,771
CASH FLOWS FROM INVESTING ACTIVITIES
Improvements to properties	(8,026)	(16,031)
Deposits on real estate acquisitions, net	—	(1,000)
Proceeds on repayment of mortgage note receivable	22	22
Net cash used in investing activities	(8,004)	(17,009)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(174)	(23,639)
Proceeds from draws on credit facility	2,000	24,000
Payments on credit facility	(23,000)	(14,000)
Distributions to OP Unitholders	—	(1,840)
Deferred financing and other costs	(5,604)	—
Proceeds from the sale of common stock	—	14,211
Registration expenditures	(10)	(351)
Dividends paid to common stockholders	(297)	(22,050)
Common shares issued under the Equity Incentive Plan	32	302
Shares withheld for employee taxes	(3,181)	(2,405)
Net cash used in financing activities	(30,234)	(25,772)
Net increase in cash, cash equivalents and restricted cash	6,209	4,990
Cash, cash equivalents and restricted cash at beginning of period	7,459	15,363
Cash, cash equivalents and restricted cash at end of period	$13,668	$20,353

Other non-cash investing and financing activities increase (decrease):
Interest rate swap asset	$211	$—
Interest rate swap liability	$203	$(2,218)
Accrued real estate improvement costs	$5,937	$5,840
Equity redemption of OP Units	$—	$978
Dividends and distributions payable	$20,714	$17,578

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$11,536	$17,867
Restricted cash	2,132	2,486
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$13,668	$20,353

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	March 31, 2023 (unaudited)	December 31, 2022
ASSETS
Real Estate Investments:
Land	$958,300	$958,236
Building and improvements	2,455,644	2,452,857
	3,413,944	3,411,093
Less: accumulated depreciation	593,277	578,593
	2,820,667	2,832,500
Mortgage note receivable	4,764	4,786
Real Estate Investments, net	2,825,431	2,837,286
Cash and cash equivalents	11,536	5,598
Restricted cash	2,132	1,861
Tenant and other receivables, net	59,298	57,546
Deposits	500	500
Acquired lease intangible assets, net	50,410	52,428
Prepaid expenses	4,219	5,957
Deferred charges, net	31,576	26,683
Other assets	16,411	16,420
Total assets	$3,001,513	$3,004,279

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$299,344	$299,253
Credit facility	67,000	88,000
Senior Notes	947,260	946,849
Mortgage notes payable	60,699	60,917
Acquired lease intangible liabilities, net	148,769	152,117
Accounts payable and accrued expenses	54,628	22,885
Tenants’ security deposits	7,832	7,701
Other liabilities	43,087	41,959
Total liabilities	1,628,619	1,619,681

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,285,476	1,296,154
Limited partners’ capital	87,408	88,429
Accumulated other comprehensive income	10	15
Total capital	1,372,894	1,384,598
Total liabilities and capital	$3,001,513	$3,004,279

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental revenue	$78,999	$75,037
Other income	297	1,436
Total revenues	79,296	76,473

Operating expenses
Property operating	14,202	12,091
Property taxes	8,844	8,520
Depreciation and amortization	25,104	23,762
General and administrative expenses	5,320	5,240
Other expense	172	179
Total operating expenses	53,642	49,792

Operating income	25,654	26,681

Non-operating expenses
Interest expense and other finance expenses	(16,958)	(14,215)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$8,696	$12,466

Earnings per unit - basic and diluted	$0.06	$0.09

Distributions per unit	$0.15	$0.13

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$8,696	$12,466
Other comprehensive (loss) income:
Unrealized swap derivative gain arising during the period	11	808
Reclassification adjustment for amortization of interest expense included in net income	(16)	1,395
Other comprehensive (loss) income:	(5)	2,203
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$8,691	$14,669

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital (continued)
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive income
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2022	8,447,117	$88,429	124,538,811	$1,296,154	$15	$1,384,598
OP Units issued under the Equity Incentive Plan	—	—	697,691	32	—	32
OP Units withheld for employee taxes	—	—	(211,615)	(3,181)	—	(3,181)
Stock based compensation expense	—	87	—	2,840	—	2,927
Adjustment to non-controlling interests ownership in Operating Partnership	—	(343)	—	343	—	—
Registration expenditures	—	—	—	(10)	—	(10)
Cash distributions ($0.15 per unit)	—	(1,267)	—	(18,753)	—	(20,020)
Distributions payable to officers	—	(52)	—	(91)	—	(143)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	554	—	8,142	—	8,696
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 31, 2023	8,447,117	$87,408	125,024,887	$1,285,476	$10	$1,372,894

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive loss
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2021	8,542,097	$89,680	122,685,266	$1,280,048	$(3,375)	$1,366,353
OP Units issued under the Equity Incentive Plan	201,860	—	406,106	302	—	302
OP Units withheld for employee taxes	—	—	(122,658)	(2,405)	—	(2,405)
Cancellation of OP Units	—	—	(10,649)	—	—	—
Stock based compensation expense	—	—	—	2,572	—	2,572
Equity redemption of OP Units	(50,000)	(978)	50,000	978	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,668	—	(2,668)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	724,279	14,211	—	14,211
Registration expenditures	—	—	—	(172)	—	(172)
Cash distributions ($0.13 per unit)	—	(1,130)	—	(16,009)	—	(17,139)
Distributions payable to officers	—	—	—	(110)	—	(110)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	825	—	11,641	—	12,466
Other comprehensive income	—	—	—	—	2,203	2,203
Balance at March 31, 2022	8,693,957	$91,065	123,732,344	$1,288,388	$(1,172)	$1,378,281
 _________________________________
1.Consists of limited partnership interests held by third parties.
2.Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,696	$12,466
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,104	23,762
Amortization of deferred financing costs and mortgage discounts and premiums, net	742	543
Straight-line rent adjustment	(347)	(451)
Amortization of above and below market rent	(2,864)	(3,057)
Amortization relating to stock based compensation	2,927	2,572
Provisions for tenant credit losses	1,023	628
Other noncash interest income	(14)	(14)
Change in operating assets and liabilities:
Tenant and other receivables	(2,503)	777
Prepaid expenses	1,738	1,543
Accounts payable and accrued expenses	9,278	6,795
Other assets and liabilities, net	667	2,207
Net cash provided by operating activities	44,447	47,771
CASH FLOWS FROM INVESTING ACTIVITIES
Improvements to properties	(8,026)	(16,031)
Deposits on real estate acquisitions, net	—	(1,000)
Proceeds on repayment of mortgage note receivable	22	22
Net cash used in investing activities	(8,004)	(17,009)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(174)	(23,639)
Proceeds from draws on credit facility	2,000	24,000
Payments on credit facility	(23,000)	(14,000)
Deferred financing and other costs	(5,604)	—
Proceeds from the issuance of OP Units in connection with issuance of common stock	—	14,211
Registration expenditures	(10)	(351)
Distributions to OP Unitholders	(297)	(23,890)
Issuance of OP Units under the Equity Incentive Plan	32	302
OP Units withheld for employee taxes	(3,181)	(2,405)
Net cash used in financing activities	(30,234)	(25,772)
Net increase in cash, cash equivalents and restricted cash	6,209	4,990
Cash, cash equivalents and restricted cash at beginning of period	7,459	15,363
Cash, cash equivalents and restricted cash at end of period	$13,668	$20,353

Other non-cash investing and financing activities increase (decrease):
Interest rate swap asset	$211	$—
Interest rate swap liability	$203	$(2,218)
Accrued real estate improvement costs	$5,937	$5,840
Equity redemption of OP Units	$—	$978
Distributions payable	$20,714	$17,578

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$11,536	$17,867
Restricted cash	2,132	2,486
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$13,668	$20,353

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of March 31, 2023, the statute of limitations for the tax years 2018 through and including 2021 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the three months ended March 31, 2023 and 2022, capitalized costs related to the improvement or replacement of real estate properties were approximately $10.4 million and $14.9 million, respectively.

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

The Company recognizes the acquisition of real estate properties, including acquired tangible assets (consisting of land, buildings and improvements) and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases) at their fair value (for acquisitions meeting the definition of a business) and relative fair value (for acquisitions not meeting the definition of a business). The relative fair values used to allocate the cost of an asset acquisition are determined using the same methodologies and assumptions the Company utilizes to determine fair value in a business combination. Substantially all of the Company’s acquisitions are accounted for as asset acquisitions.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if it were vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases including option periods, if applicable. The value of in-place leases is amortized to expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three months ended March 31, 2023 or 2022.

Sales of real estate are recognized only when it is determined that the Company will collect substantially all of the consideration to which it is entitled, possession and other attributes of ownership have been transferred to the buyer and the Company has no controlling financial interest. The application of these criteria can be complex and requires the Company to make assumptions.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2023 or December 31, 2022.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The allowance for doubtful accounts at March 31, 2023 and December 31, 2022 was approximately $16.3 million and $15.7 million, respectively.

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

For the three months ended March 31, 2023 and 2022, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive non-forfeitable dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units (as defined below) outstanding under the Equity Incentive Plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$8,696	$12,466
Less income attributable to non-controlling interests	(554)	(825)
Less earnings allocated to participating securities	(120)	(88)
Net income available for common stockholders, basic	$8,022	$11,553
Numerator:
Net income	$8,696	$12,466
Less earnings allocated to participating securities	(120)	(88)
Net income available for common stockholders, diluted	$8,576	$12,378
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	124,227,368	122,410,238
OP Units	8,447,117	8,696,735
Performance-based restricted stock awards and LTIP Units	332,934	330,337
Stock options	—	1,358
Denominator for diluted EPS – weighted average common equivalent shares	133,007,419	131,438,668

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$8,696	$12,466
Less earnings allocated to participating securities	(120)	(88)
Net income available to unitholders, basic and diluted	$8,576	$12,378
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	132,674,485	131,106,973
Performance-based restricted stock awards and LTIP Units	332,934	330,337
Stock options	—	1,358
Denominator for diluted earnings per unit – weighted average common equivalent units	133,007,419	131,438,668

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

Derivatives

The Company records all derivatives on the balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged forecasted transactions in a cash flow hedge. When the Company terminates a derivative for which cash flow hedging was being applied, the balance, which was recorded in Other comprehensive income, is amortized to interest expense over the remaining contractual term of the derivative as long as the hedged forecasted transactions continue to be probable of occurring. Amounts paid, or received, to cash settle interest rate derivatives prior to their maturity date are recorded in Accumulated other comprehensive income (“AOCI”) at the cash settlement amount, and are reclassified to interest expense as interest expense is recognized on the hedged debt. The Company includes cash payments made to terminate interest rate derivatives as an operating activity on the statement of cash flows, given the nature of the underlying cash flows that the derivative was hedging.

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

Future minimum rents to be received under non-cancellable leases as of March 31, 2023 are summarized as follows (in thousands):

Minimum Rents
Remaining 2023	$165,813
2024	201,391
2025	173,873
2026	145,487
2027	116,024
Thereafter	403,241
Total minimum lease payments	$1,205,829

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2023 and December 31, 2022, respectively, were as follows (in thousands, except interest rates):

Property	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
Fullerton Crossroads	April 2024	4.728%	$26,000	$26,000
Diamond Hills Plaza	October 2025	3.550%	34,557	34,731
			$60,557	$60,731
Unamortized mortgage premiums			234	288
Net unamortized deferred financing costs			(92)	(102)
Total mortgage notes payable			$60,699	$60,917

Term Loan and Credit Facility

The carrying values of the Company’s unsecured term loan (the “term loan”) were as follows (in thousands):

	March 31, 2023	December 31, 2022
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(656)	(747)
Term loan	$299,344	$299,253

The Operating Partnership has an unsecured term loan (the “term loan”) with several banks. Effective March 2, 2023, the Operating Partnership entered into a Third Amendment to the First Amended and Restated Term Loan Agreement, dated as of September 8, 2017, as amended (the “Term Loan Agreement”). Under the Term Loan Agreement, the lenders agreed to provide $300.0 million of unsecured borrowings. The maturity date of the term loan is January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Operating Partnership may from time to time request increased aggregate commitments of $200.0 million if certain conditions are met, including the consent of the lenders to the additional commitments.

Under the Term Loan Agreement, Secured Overnight Financing Rate (“SOFR”) based loans bear interest at Daily Simple SOFR or Term SOFR plus an index adjustment of 0.10% plus an applicable rate based on the credit rating of the Company (currently 1.0%). Base Rate Loans bear interest at a rate equal to an applicable rate based on the credit rating of the Company (currently 0.0%) plus the greater of (i) the Federal Funds Rate plus 0.50%, (ii) the rate publicly announced by KeyBank

National Association as its “prime rate,” and (iii) one month Adjusted Term SOFR plus 1.0%. Capitalized terms used in this paragraph but not otherwise defined herein have the meanings set forth in the Term Loan Agreement.

The Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks. Effective March 2, 2023, the Operating Partnership entered into a Third Amendment to the Second Amended and Restated Credit Agreement, dated as of September 8, 2017 (as amended, the “Credit Facility Agreement”). Under the Credit Facility Agreement, the Operating Partnership has borrowing capacity of up to $600.0 million. The maturity date under the Credit Facility Agreement is March 2, 2027, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement maintains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the Credit Facility Agreement up to an aggregate of $1.2 billion, subject to lender consents and other conditions.

Under the Credit Facility Agreement, SOFR based loans bear interest at Daily Simple SOFR or Term SOFR plus an index adjustment of 0.10% plus an applicable rate based on the credit rating of the Company (currently 0.85%). Base Rate Loans and Swing Line Loans bear interest at a rate equal to an applicable rate based on the credit rating of the Company (currently 0.0%) plus the greater of (i) the Federal Funds Rate plus 0.50%, (ii) the rate publicly announced by KeyBank National Association as its “prime rate,” and (iii) one month Adjusted Term SOFR plus 1.0%. Capitalized terms used in this paragraph but not otherwise defined herein have the meanings set forth in the Credit Facility Agreement.

Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement, of which the Operating Partnership had $150,000 outstanding as of March 31, 2023. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

As of March 31, 2023, $67.0 million was outstanding under the credit facility compared to $88.0 million borrowings outstanding as of December 31, 2022. The net unamortized deferred financing costs, which are included in Deferred charges, net in the accompanying consolidated balance sheets, were approximately $6.4 million as of March 31, 2023 compared to approximately $1.0 million as of December 31, 2022.

The weighted average interest rate on the term loan during the three months ended March 31, 2023 was 5.6%. As discussed in Note 8 of the accompanying financial statements, the Company uses interest rate swaps to help manage its interest rate risk. Effective March 31, 2023, $150.0 million of the Company’s $300.0 million term loan was swapped at a blended interest rate of 5.4%. The weighted average interest rate on the credit facility during the three months ended March 31, 2023 was 5.4%. The Company had no amounts available to borrow under the term loan at March 31, 2023. The Company had $533.0 million available to borrow under the credit facility at March 31, 2023.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(830)	(874)
Senior Notes Due 2027	$249,170	$249,126

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(268)	(289)
Senior Notes Due 2026	$199,732	$199,711

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$250,000	$250,000
Unamortized debt discount	(704)	(802)
Net unamortized deferred financing costs	(377)	(432)
Senior Notes Due 2024	$248,919	$248,766

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$250,000	$250,000
Unamortized debt discount	(375)	(502)
Net unamortized deferred financing costs	(186)	(252)
Senior Notes Due 2023	$249,439	$249,246

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Company was in compliance with such covenants at March 31, 2023.

4. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock outstanding.

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

During the three months ended March 31, 2023, ROIC did not sell any shares under the Sales Agreement.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the three months ended March 31, 2023, the Company did not repurchase any shares of common stock under this program.

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

The Company has made under both the Equity Incentive Plan and the Prior Plan certain awards in the form of a separate series of units of limited partnership interests in its Operating Partnership called LTIP Units. LTIP Units can be granted either as free-standing awards or in tandem with other awards under the Equity Incentive Plan. The LTIP Units are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, achievement of pre-established operational performance goals and market-indexed performance criteria. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units, in accordance with the Partnership Agreement) are ultimately redeemable for cash or at ROIC’s option, for shares of ROIC common stock on a one-for-one basis.

Restricted Stock

During the three months ended March 31, 2023, ROIC awarded 502,953 shares of time-based restricted common stock under the Equity Incentive Plan.

A summary of the status of the Company’s non-vested restricted stock awards as of March 31, 2023, and changes during the three months ended March 31, 2023 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2022	1,310,598	$17.85
Vested	(622,923)	$17.38
Granted	502,953	$14.57
Non-vested as of March 31, 2023	1,190,628	$16.71

LTIP Units

During the three months ended March 31, 2023, ROIC awarded 245,972 LTIP Units under the Equity Incentive Plan. The LTIP Units vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2026. The LTIP Units were issued at a weighted average grant date fair value of $14.97.

Stock Based Compensation Expense

For the three months ended March 31, 2023 and 2022, the amounts charged to expense for all stock-based compensation arrangements totaled approximately $2.9 million and $2.6 million, respectively.

7. Capital of the Operating Partnership

As of March 31, 2023, the Operating Partnership had 133,472,004 OP Units outstanding. ROIC owned an approximate 93.6% partnership interest in the Operating Partnership at March 31, 2023, or 125,024,887 OP Units. The remaining 8,447,117 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP Unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of March 31, 2023, subject to certain exceptions, holders are able to redeem their OP Units for cash or, at ROIC’s option, for shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

The redemption value of outstanding OP Units owned by the limited partners as of March 31, 2023, not including ROIC, had such units been redeemed at March 31, 2023, was approximately $110.0 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding March 31, 2023, which amounted to $13.02 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly SOFR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at March 31, 2023 was approximately $224.6 million and $183.0 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at March 31, 2023 was approximately $242.9 million and $247.9 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $57.5 million with a weighted average interest rate of 7.8% as of March 31, 2023. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s current interest rate swaps as of March 31, 2023 (in thousands):

Swap Counterparty	Notional Amount	Effective Date	Maturity Date
Wells Fargo	$100,000	3/31/2023	8/31/2024
U.S. Bank	$50,000	3/31/2023	8/31/2024

The changes in the fair value of derivatives that are designated as cash flow hedges are recorded in AOCI and are subsequently reclassified into earnings during the period in which the hedged forecasted transaction affects earnings.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2023:
Assets
Derivative financial instruments	$—	$211	$—	$211
Liabilities
Derivative financial instruments	$—	$(203)	$—	$(203)

During the next twelve months, the Company estimates that approximately $401,000 will be reclassified as a non-cash decrease to interest expense related to the Company’s two outstanding swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2023 and December 31, 2022, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	March 31, 2023 Fair Value	December 31, 2022 Fair Value
Interest rate products	Other assets	$211	$—
Interest rate products	Other liabilities	$(203)	$—

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
	2023	2022
Amount of gain recognized in OCI on derivatives	$11	$808
Amount of (gain) loss reclassified from AOCI into interest	$(16)	$1,395

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of March 31, 2023, the Company’s net lease liability of approximately $16.8 million, which is included in Other liabilities in the accompanying balance sheets, and related net right-to-use asset of approximately $15.2 million, which is included in Other assets in the accompanying balance sheets, represents all operating leases in which the Company is a lessee. As of March 31, 2023, the Company’s weighted average remaining lease term is approximately 35.6 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $401,000 and $440,000 for the three months ended March 31, 2023 and 2022, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum annual lease payments under operating leases to the lease liability as of March 31, 2023 (in thousands):

Operating Leases
Remaining 2023	$1,019
2024	1,364
2025	1,369
2026	1,389
2027	1,417
Thereafter	29,041
Total undiscounted future minimum lease payments	35,599
Future minimum lease payments, discount	(18,813)
Lease liability	$16,786

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

10. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended March 31, 2023 and 2022, the Company incurred approximately $23,000 and $24,000, respectively, of expenses relating to the agreements which were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

11. Subsequent Events

Subsequent to March 31, 2023, ROIC received a notice of redemption for a total of 1,000,000 OP Units. ROIC elected to redeem the 1,000,000 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 1,000,000 shares of ROIC common stock were issued.

On April 25, 2023, the Company’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.15 per share and per OP Unit, payable on July 7, 2023 to holders of record on June 16, 2023.

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

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results or outcomes to differ materially from those contained in the forward-looking statements. Additional factors that could cause actual outcomes or results to differ materially from those indicated in these statements include:

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of March 31, 2023, ROIC owned an approximate 93.6% partnership interest and other limited partners owned the remaining approximate 6.4% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of March 31, 2023, the Company’s portfolio consisted of 94 properties (93 retail and one office) totaling approximately 10.6 million square feet of gross leasable area (“GLA”). As of March 31, 2023, the Company’s retail portfolio was approximately 98.3% leased. During the three months ended March 31, 2023, the Company leased or renewed a total of approximately 559,000 square feet in its portfolio. The Company has committed approximately $1.8 million, or $38.59 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the three months ended March 31, 2023. The Company has committed approximately $156,000, or $3.30 per square foot, in leasing commissions, for new leases that occurred during the three months ended March 31, 2023. Tenant improvement and leasing commission commitments for renewed leases were not material for the three months ended March 31, 2023.

Results of Operations

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

Results of Operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended March 31, 2023 and 2022 (in thousands):

		Three Months Ended March 31,
		2023	2022
Operating income per GAAP		$25,654	$26,681
Plus:	Depreciation and amortization	25,104	23,762
	General and administrative expenses	5,320	5,240
	Other expense	172	179
Property operating income		$56,250	$55,862

The following comparison for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 94 properties as of March 31, 2023, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters and one property that is currently planned for redevelopment and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2023 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2023 and 2022 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended March 31, 2023
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$29,844	$(4,190)	$25,654
Plus:	Depreciation and amortization	23,528	1,576	25,104
	General and administrative expenses (1)	—	5,320	5,320
	Other expense (1)	—	172	172
Property operating income		$53,372	$2,878	$56,250
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2022 related to the 87 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2023 and 2022 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended March 31, 2022
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$31,452	$(4,771)	$26,681
Plus:	Depreciation and amortization	23,080	682	23,762
	General and administrative expenses (1)	—	5,240	5,240
	Other expense (1)	—	179	179
Property operating income		$54,532	$1,330	$55,862
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the three months ended March 31, 2023, the Company generated property operating income of approximately $56.3 million compared to property operating income of approximately $55.9 million generated during the three months ended March 31, 2022, an increase of approximately $388,000. The property operating income for the 87 same-center properties decreased approximately $1.2 million primarily due to early lease termination income received during the three months ended March 31, 2022 for which there was none received during the three months ended March 31, 2023, and an increase in property operating expenses. These amounts were slightly offset by an increase in base rents as a result of an increase in occupancy in the three months ended March 31, 2023. The property operating income for the non same-center properties increased approximately $1.5 million primarily due to the net increase in the number of properties the Company owned as of March 31, 2023 compared to March 31, 2022.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended March 31, 2023 of approximately $25.1 million compared to approximately $23.8 million incurred during the three months ended March 31, 2022.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $5.3 million during the three months ended March 31, 2023 compared to approximately $5.2 million during the three months ended March 31, 2022.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended March 31, 2023 of approximately $17.0 million compared to approximately $14.2 million during the three months ended March 31, 2022. Interest expense increased approximately $2.7 million primarily due to the increase in interest rates during the three months ended March 31, 2023. The U.S. Federal Reserve raised the federal funds rate during the three months ended March 31, 2023 and market interest rates have increased significantly compared to the three months ended March 31, 2022. It is expected that the U.S. Federal Reserve may continue to increase the federal funds rate during 2023. Should the U.S. Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net income attributable to ROIC	$8,142	$11,641
Plus: Depreciation and amortization	25,104	23,762
Funds from operations – basic	33,246	35,403
Net income attributable to non-controlling interests	554	825
Funds from operations – diluted	$33,800	$36,228

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three months ended March 31, 2023 and 2022. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 94 properties for the three months ended March 31, 2023, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate office headquarters and one property that is currently planned for redevelopment and is no longer being managed as a retail asset (in thousands):

	Three Months Ended March 31,
	2023	2022
GAAP operating income	$25,654	$26,681
Depreciation and amortization	25,104	23,762
General and administrative expenses	5,320	5,240
Other expense	172	179
Straight-line rent	(347)	(451)
Amortization of above- and below-market rent	(2,864)	(3,057)
Property revenues and other expenses (1)	5	(96)
Total Company cash NOI	53,044	52,258
Non same-center cash NOI	(2,426)	(1,291)
Same-center cash NOI	$50,618	$50,967
______________________
(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the three months ended March 31, 2023, the Company generated same-center cash NOI of approximately $50.6 million compared to same-center cash NOI of approximately $51.0 million generated during the three months ended March 31, 2022, representing a 0.7% decrease. This decrease is primarily due to early lease termination income received during the three months ended March 31, 2022 for which there was none received during the three months ended March 31, 2023, and an increase in property operating expenses. These amounts were slightly offset by an increase in base rents as a result of an increase in occupancy in the three months ended March 31, 2023.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on a quarterly analysis of the risk of loss on specific accounts. The analysis places particular emphasis on past-due accounts and considers information such as the nature and age of the receivables, tenant creditworthiness, current economic trends, the payment history of the tenants or other debtors, the financial condition of the tenants and any guarantors and management’s assessment of their ability to meet their lease obligations, the basis for any disputes and the status of related negotiations, among other things.

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

The Company recognizes the acquisition of real estate properties, including acquired tangible assets (consisting of land, buildings and improvements) and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases) at their fair value (for acquisitions meeting the definition of a business) and relative fair value (for acquisitions not meeting the definition of a business). The relative fair values used to allocate the cost of an asset acquisition are determined using the same methodologies and assumptions the Company utilizes to determine fair values in a business combination. Acquired lease intangible assets include above-market leases and acquired in-place leases, and Acquired lease intangible liabilities represent below-market leases in the accompanying consolidated balance sheets. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if it were vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases associated with the original lease term is amortized to rental income, over the terms of the respective leases including option periods, if applicable. The value of in-place leases is amortized to expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2023 or December 31, 2022.

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

During the three months ended March 31, 2023, the Company’s primary source of cash was distributions from the Operating Partnership. As of March 31, 2023, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

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

During the three months ended March 31, 2023, ROIC did not sell any shares under the Sales Agreement.

For the three months ended March 31, 2023, dividends paid and payable to stockholders totaled approximately $19.7 million. Additionally, for the three months ended March 31, 2023, distributions paid and payable from the Operating Partnership to the non-controlling interest holders of OP Units (“OP Unitholders”) totaled approximately $1.3 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $44.4 million. For the three months ended March 31, 2022, dividends paid to stockholders totaled approximately $22.1 million. Additionally, for the three months ended March 31, 2022, the distributions paid from the Operating Partnership to the OP Unitholders totaled approximately $1.8 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $47.8 million.

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

During the three months ended March 31, 2023, the Operating Partnership’s primary sources of cash were cash flows from operations and proceeds from borrowings under its credit facility. As of March 31, 2023, the Operating Partnership has determined that it has adequate capital to meet its debt obligations and operating expenses for the next twelve months.

The Operating Partnership has an unsecured term loan (the “term loan”) with several banks acting as lenders. Effective March 2, 2023, the Operating Partnership entered into a Third Amendment to the First Amended and Restated Term Loan Agreement, dated as of September 8, 2017, as amended (the “Term Loan Agreement”). Under the Term Loan Agreement, the lenders agreed to provide $300.0 million of unsecured borrowings. The maturity date of the term loan is January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Operating Partnership may from time to time request increased aggregate commitments of $200.0 million if certain conditions are met, including the consent of the lenders to the additional commitments. Additionally the Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks. Effective March 2, 2023, the Operating Partnership entered into a Third Amendment to the Second Amended and Restated Credit Agreement, dated as of September 8, 2017, (as amended, the “Credit Facility Agreement”). Under the Credit Facility Agreement, the Operating Partnership has borrowing capacity of up to $600.0 million. The maturity date under the Credit Facility Agreement is March 2, 2027, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement maintains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the Credit Facility Agreement up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Refer to Note 3 of the accompanying financial statements for certain quantitative details related to the interest accrual calculations on outstanding principal amounts for both the Term Loan Agreement and Credit Facility Agreement.

As of March 31, 2023, $300.0 million and $67.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three months ended March 31, 2023 was 5.6%. As discussed in Note 8 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk. Effective March 31, 2023, $150.0 million of the Company’s $300.0 million term loan was swapped at a blended interest rate of 5.4%. The weighted average interest rate on the credit facility during the three months ended March 31, 2023 was 5.4%. The Company had no amounts available to borrow under the term loan at March 31, 2023. The Company had $533.0 million available to borrow under the credit facility at March 31, 2023.

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at March 31, 2023.

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

The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

Cash Flows

The following table summarizes, for the periods indicated, selected items in the Company’s consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net Cash Provided by (Used in):
Operating Activities	$44,447	$47,771
Investing Activities	$(8,004)	$(17,009)
Financing Activities	$(30,234)	$(25,772)

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to approximately $44.4 million in the three months ended March 31, 2023, compared to approximately $47.8 million in the comparable period in 2022. This decrease of approximately $3.3 million during the three months ended March 31, 2023 is primarily related to the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to approximately $8.0 million in the three months ended March 31, 2023, compared to approximately $17.0 million in the comparable period in 2022. This decrease of approximately $9.0 million for the three months ended March 31, 2023 is primarily due to a decrease in payments for improvements to properties of approximately $8.0 million and a decrease in deposits on real estate acquisitions of approximately $1.0 million.

Financing Activities

Net cash flows used in financing activities amounted to approximately $30.2 million in the three months ended March 31, 2023, compared to approximately $25.8 million in the comparable period in 2022. This increase of approximately $4.5 million for the three months ended March 31, 2023 is primarily due to the net increase in paydowns on the credit facility of $31.0 million, the decrease in proceeds from the sale of common stock of approximately $14.2 million and the increase in deferred financing costs of approximately $5.6 million related to the Credit Facility Agreement. These fluctuations were offset by the decrease in dividends and distributions paid to common stockholders and OP Unitholders of approximately $23.6 million and the decrease in principal repayments on mortgages of approximately $23.5 million.

Material Cash Requirements

The following table represents the Company’s known contractual and other short-term (i.e., the next twelve months) and long-term (i.e., beyond the next twelve months) obligations as of March 31, 2023 (in thousands):

	Short-Term	Long-Term	Total
Material cash requirements:
Mortgage Notes Payable Principal (1)	$689	$59,868	$60,557
Mortgage Notes Payable Interest	2,479	2,009	4,488
Term loan (2)	—	300,000	300,000
Credit facility (3)	—	67,000	67,000
Senior Notes Due 2027 (4)	10,475	291,900	302,375
Senior Notes Due 2026 (4)	7,900	219,750	227,650
Senior Notes Due 2024 (4)	10,000	260,000	270,000
Senior Notes Due 2023 (5)	262,500	—	262,500
Operating lease obligations	1,359	34,240	35,599
Total	$295,402	$1,234,767	$1,530,169
__________________

(1)Does not include unamortized mortgage premium of approximately $234,000 as of March 31, 2023.
(2)For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of March 31, 2023, which was 5.6%, inclusive of the $150.0 million swap agreements the Company entered into effective March 31, 2023.
(3)For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the interest rate on the credit facility as of March 31, 2023, which was 5.6%.
(4)Represents payments of interest only in the short-term and payments of both principal and interest in the long-term.
(5)Represents payments of both principal and interest in the short-term.

The short-term and long-term liquidity requirements of the Company, including the Operating Partnership and its subsidiaries, consist primarily of the material cash requirements set forth above, dividends expected to be paid to the Company’s stockholders, capital expenditures and capital required for acquisitions.

The Company, including the Operating Partnership and its subsidiaries, plans to satisfy its short-term liquidity requirements, including its material cash requirements, through operating cash flows, debt refinancings, potential asset sales and/or borrowings under the credit facility.

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

The Company has committed approximately $1.9 million and $160,000 in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the three months ended March 31, 2023.

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

Under the Term Loan Agreement, several banks acting as lenders agreed to provide $300.0 million of unsecured borrowings. The maturity date of the term loan is January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Operating Partnership may from time to time request increased aggregate commitments of $200.0 million under certain conditions set forth in the Term Loan Agreement, including the consent of the lenders to the additional commitments.

Under the Credit Facility Agreement, the Operating Partnership has borrowing capacity on the credit facility of up to $600.0 million. The maturity date under the Credit Facility Agreement is March 2, 2027, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement maintains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the Credit Facility Agreement up to an aggregate of $1.2 billion, subject to lender consents and other conditions.

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

As of March 31, 2023, the Company had $367.0 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. The Company entered into interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 8 of the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps. The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of March 31, 2023, exclusive of non-performance risk (in thousands):

Swap Notional	Less 100 basis points	Less 50 basis points	March 31, 2023 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(1,518)	$(858)	$(204)	$444	$1,086
$50,000	$(444)	$(115)	$211	$534	$854

See Note 8 of the accompanying consolidated financial statements for a discussion on how the Company values derivative financial instruments. The Company calculates the value of its interest rate swaps based upon the present value of the future cash flows expected to be paid and received on each leg of the swap. The cash flows on the fixed leg of the swap are agreed to at inception and the cash flows on the floating leg of a swap change over time as interest rates change. To estimate the floating cash flows at each valuation date, the Company utilizes a forward curve which is constructed using SOFR fixings, SOFR futures, and SOFR OIS swap rates, which are observable in the market. Both the fixed and floating legs’ cash flows are discounted at market discount factors. For purposes of adjusting its derivative valuations, the Company incorporates the nonperformance risk for both itself and its counterparties to these contracts based upon management’s estimates of credit spreads, credit default swap spreads (if available) or IHS Markit ratings in order to derive a curve that considers the term structure of credit.

A 100 basis-point increase in short-term interest rates would have increased the Company’s interest expense by approximately $951,000 for the three months ended March 31, 2023.

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

During the three months ended March 31, 2023, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the three months ended March 31, 2023, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our risk factors during the three months ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, ROIC purchased the following:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	211,615	$15.03	—	—
February 1, 2023 to February 28, 2023	—	—	—	—
March 1, 2023 to March 31, 2023	—	—	—	—
Total	211,615	$15.03	—	—

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (and contained in Exhibit 101).
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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: April 26, 2023	Date: April 26, 2023

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: April 26, 2023	Date: April 26, 2023