Form 10-Q
period 2023-06-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2023-07-26
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 126,003,795 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of July 20, 2023.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended June 30, 2023 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of June 30, 2023, ROIC owned an approximate 94.4% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Real Estate Investments:
Land	$958,397	$958,236
Building and improvements	2,467,962	2,452,857
	3,426,359	3,411,093
Less: accumulated depreciation	615,501	578,593
	2,810,858	2,832,500
Mortgage note receivable	4,741	4,786
Real Estate Investments, net	2,815,599	2,837,286
Cash and cash equivalents	5,296	5,598
Restricted cash	2,069	1,861
Tenant and other receivables, net	57,336	57,546
Deposits	—	500
Acquired lease intangible assets, net	48,564	52,428
Prepaid expenses	2,251	5,957
Deferred charges, net	30,011	26,683
Other assets	17,433	16,420
Total assets	$2,978,559	$3,004,279

LIABILITIES AND EQUITY
Liabilities:
Term loan	$299,435	$299,253
Credit facility	63,000	88,000
Senior Notes	947,673	946,849
Mortgage notes payable	60,486	60,917
Acquired lease intangible liabilities, net	145,685	152,117
Accounts payable and accrued expenses	43,733	22,885
Tenants’ security deposits	7,894	7,701
Other liabilities	42,722	41,959
Total liabilities	1,610,628	1,619,681

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 126,003,795 and 124,538,811 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	13	12
Additional paid-in capital	1,625,667	1,612,126
Accumulated dividends in excess of earnings	(335,755)	(315,984)
Accumulated other comprehensive income	1,337	14
Total Retail Opportunity Investments Corp. stockholders’ equity	1,291,262	1,296,168
Non-controlling interests	76,669	88,430
Total equity	1,367,931	1,384,598
Total liabilities and equity	$2,978,559	$3,004,279
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$79,630	$77,218	$158,629	$152,255
Other income	2,410	1,007	2,707	2,443
Total revenues	82,040	78,225	161,336	154,698

Operating expenses
Property operating	13,581	12,672	27,783	24,763
Property taxes	8,924	8,416	17,768	16,936
Depreciation and amortization	25,126	24,350	50,230	48,112
General and administrative expenses	5,776	5,702	11,096	10,942
Other expense	482	488	654	667
Total operating expenses	53,889	51,628	107,531	101,420

Operating income	28,151	26,597	53,805	53,278

Non-operating expenses
Interest expense and other finance expenses	(17,633)	(14,283)	(34,591)	(28,498)
Net income	10,518	12,314	19,214	24,780
Net income attributable to non-controlling interests	(589)	(807)	(1,143)	(1,632)
Net Income Attributable to Retail Opportunity Investments Corp.	$9,929	$11,507	$18,071	$23,148

Earnings per share – basic and diluted	$0.08	$0.09	$0.14	$0.19

Dividends per common share	$0.15	$0.13	$0.30	$0.26

Comprehensive income:
Net income	$10,518	$12,314	$19,214	$24,780
Other comprehensive income:
Unrealized swap derivative gain arising during the period	1,657	235	1,668	1,043
Reclassification adjustment for amortization of interest expense included in net income	(251)	932	(267)	2,327
Other comprehensive income:	1,406	1,167	1,401	3,370
Comprehensive income	11,924	13,481	20,615	28,150
Comprehensive income attributable to non-controlling interests	(667)	(884)	(1,221)	(1,853)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$11,257	$12,597	$19,394	$26,297

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive income (loss)	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2022	124,538,811	$12	$1,612,126	$(315,984)	$14	$88,430	$1,384,598
Shares issued under the Equity Incentive Plan	697,691	—	32	—	—	—	32
Shares withheld for employee taxes	(211,615)	—	(3,181)	—	—	—	(3,181)
Stock based compensation expense	—	—	2,840	—	—	87	2,927
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	343	—	—	(343)	—
Registration expenditures	—	—	(10)	—	—	—	(10)
Cash dividends ($0.15 per share)	—	—	—	(18,753)	—	(1,267)	(20,020)
Dividends payable to officers	—	—	—	(91)	—	(52)	(143)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	8,142	—	—	8,142
Net income attributable to non-controlling interests	—	—	—	—	—	554	554
Other comprehensive loss	—	—	—	—	(5)	—	(5)
Balance at March 31, 2023	125,024,887	$12	$1,612,150	$(326,686)	$9	$87,409	$1,372,894
Shares issued under the Equity Incentive Plan	1,000	—	—	—	—	—	—
Shares withheld for employee taxes	(8,667)	—	(110)	—	—	—	(110)
Cancellation of restricted stock	(23,425)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,761	—	—	669	3,430
Redemption of OP Units	1,010,000	1	13,388	—	—	(13,389)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(2,486)	—	—	2,486	—
Registration expenditures	—	—	(36)	—	—	—	(36)
Cash dividends ($0.15 per share)	—	—	—	(18,899)	—	(1,116)	(20,015)
Dividends payable to officers	—	—	—	(99)	—	(57)	(156)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	9,929	—	—	9,929
Net income attributable to non-controlling interests	—	—	—	—	—	589	589
Other comprehensive income	—	—	—	—	1,328	78	1,406
Balance at June 30, 2023	126,003,795	$13	$1,625,667	$(335,755)	$1,337	$76,669	$1,367,931

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

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,214	$24,780
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50,230	48,112
Amortization of deferred financing costs and mortgage discounts and premiums, net	1,836	1,213
Straight-line rent adjustment	(1,326)	(1,366)
Amortization of above and below market rent	(5,473)	(6,311)
Amortization relating to stock based compensation	6,357	5,600
Provisions for tenant credit losses	2,009	849
Other noncash interest income	(15)	(28)
Change in operating assets and liabilities:
Tenant and other receivables	(618)	3,486
Prepaid expenses	3,707	3,387
Accounts payable and accrued expenses	(3,124)	(4,574)
Other assets and liabilities, net	375	2,332
Net cash provided by operating activities	73,172	77,480
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	—	(60,205)
Improvements to properties	(19,132)	(29,074)
Deposits on real estate acquisitions, net	500	—
Proceeds on repayment of mortgage note receivable	45	44
Net cash used in investing activities	(18,587)	(89,235)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(342)	(23,801)
Proceeds from draws on credit facility	48,000	94,000
Payments on credit facility	(73,000)	(48,000)
Distributions to OP Unitholders	(1,267)	(2,970)
Deferred financing and other costs	(5,716)	—
Proceeds from the sale of common stock	—	25,199
Registration expenditures	(46)	(512)
Dividends paid to common stockholders	(19,049)	(38,059)
Common shares issued under the Equity Incentive Plan	32	302
Shares withheld for employee taxes	(3,291)	(2,405)
Net cash (used in) provided by financing activities	(54,679)	3,754
Net decrease in cash, cash equivalents and restricted cash	(94)	(8,001)
Cash, cash equivalents and restricted cash at beginning of period	7,459	15,363
Cash, cash equivalents and restricted cash at end of period	$7,365	$7,362

Other non-cash investing and financing activities:
Increase in intangible lease liabilities	$—	$12,959
Increase in interest rate swap asset	$1,417	$63
Decrease in interest rate swap liability	$—	$(3,336)
Accrued real estate improvement costs	$7,426	$8,117
Equity redemption of OP Units	$13,389	$1,895
Dividends and distributions payable	$20,868	$17,830

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$5,296	$5,632
Restricted cash	2,069	1,730
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$7,365	$7,362
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Real Estate Investments:
Land	$958,397	$958,236
Building and improvements	2,467,962	2,452,857
	3,426,359	3,411,093
Less: accumulated depreciation	615,501	578,593
	2,810,858	2,832,500
Mortgage note receivable	4,741	4,786
Real Estate Investments, net	2,815,599	2,837,286
Cash and cash equivalents	5,296	5,598
Restricted cash	2,069	1,861
Tenant and other receivables, net	57,336	57,546
Deposits	—	500
Acquired lease intangible assets, net	48,564	52,428
Prepaid expenses	2,251	5,957
Deferred charges, net	30,011	26,683
Other assets	17,433	16,420
Total assets	$2,978,559	$3,004,279

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$299,435	$299,253
Credit facility	63,000	88,000
Senior Notes	947,673	946,849
Mortgage notes payable	60,486	60,917
Acquired lease intangible liabilities, net	145,685	152,117
Accounts payable and accrued expenses	43,733	22,885
Tenants’ security deposits	7,894	7,701
Other liabilities	42,722	41,959
Total liabilities	1,610,628	1,619,681

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,289,925	1,296,154
Limited partners’ capital	76,590	88,429
Accumulated other comprehensive income	1,416	15
Total capital	1,367,931	1,384,598
Total liabilities and capital	$2,978,559	$3,004,279

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental revenue	$79,630	$77,218	$158,629	$152,255
Other income	2,410	1,007	2,707	2,443
Total revenues	82,040	78,225	161,336	154,698

Operating expenses
Property operating	13,581	12,672	27,783	24,763
Property taxes	8,924	8,416	17,768	16,936
Depreciation and amortization	25,126	24,350	50,230	48,112
General and administrative expenses	5,776	5,702	11,096	10,942
Other expense	482	488	654	667
Total operating expenses	53,889	51,628	107,531	101,420

Operating income	28,151	26,597	53,805	53,278

Non-operating expenses
Interest expense and other finance expenses	(17,633)	(14,283)	(34,591)	(28,498)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$10,518	$12,314	$19,214	$24,780

Earnings per unit - basic and diluted	$0.08	$0.09	$0.14	$0.19

Distributions per unit	$0.15	$0.13	$0.30	$0.26

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$10,518	$12,314	$19,214	$24,780
Other comprehensive income:
Unrealized swap derivative gain arising during the period	1,657	235	1,668	1,043
Reclassification adjustment for amortization of interest expense included in net income	(251)	932	(267)	2,327
Other comprehensive income:	1,406	1,167	1,401	3,370
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$11,924	$13,481	$20,615	$28,150

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive income (loss)
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2022	8,447,117	$88,429	124,538,811	$1,296,154	$15	$1,384,598
OP Units issued under the Equity Incentive Plan	—	—	697,691	32	—	32
OP Units withheld for employee taxes	—	—	(211,615)	(3,181)	—	(3,181)
Stock based compensation expense	—	87	—	2,840	—	2,927
Adjustment to non-controlling interests ownership in Operating Partnership	—	(343)	—	343	—	—
Registration expenditures	—	—	—	(10)	—	(10)
Cash distributions ($0.15 per unit)	—	(1,267)	—	(18,753)	—	(20,020)
Distributions payable to officers	—	(52)	—	(91)	—	(143)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	554	—	8,142	—	8,696
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 31, 2023	8,447,117	$87,408	125,024,887	$1,285,476	$10	$1,372,894
OP Units issued under the Equity Incentive Plan	—	—	1,000	—	—	—
OP Units withheld for employee taxes	—	—	(8,667)	(110)	—	(110)
Cancellation of OP Units	—	—	(23,425)	—	—	—
Stock based compensation expense	—	669	—	2,761	—	3,430
Equity redemption of OP Units	(1,010,000)	(13,389)	1,010,000	13,389	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	2,486	—	(2,486)	—	—
Registration expenditures	—	—	—	(36)	—	(36)
Cash distributions ($0.15 per unit)	—	(1,116)	—	(18,899)	—	(20,015)
Distributions payable to officers	—	(57)	—	(99)	—	(156)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	589	—	9,929	—	10,518
Other comprehensive income	—	—	—	—	1,406	1,406
Balance at June 30, 2023	7,437,117	$76,590	126,003,795	$1,289,925	$1,416	$1,367,931

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

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,214	$24,780
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50,230	48,112
Amortization of deferred financing costs and mortgage discounts and premiums, net	1,836	1,213
Straight-line rent adjustment	(1,326)	(1,366)
Amortization of above and below market rent	(5,473)	(6,311)
Amortization relating to stock based compensation	6,357	5,600
Provisions for tenant credit losses	2,009	849
Other noncash interest income	(15)	(28)
Change in operating assets and liabilities:
Tenant and other receivables	(618)	3,486
Prepaid expenses	3,707	3,387
Accounts payable and accrued expenses	(3,124)	(4,574)
Other assets and liabilities, net	375	2,332
Net cash provided by operating activities	73,172	77,480
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	—	(60,205)
Improvements to properties	(19,132)	(29,074)
Deposits on real estate acquisitions, net	500	—
Proceeds on repayment of mortgage note receivable	45	44
Net cash used in investing activities	(18,587)	(89,235)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(342)	(23,801)
Proceeds from draws on credit facility	48,000	94,000
Payments on credit facility	(73,000)	(48,000)
Deferred financing and other costs	(5,716)	—
Proceeds from the issuance of OP Units in connection with issuance of common stock	—	25,199
Registration expenditures	(46)	(512)
Distributions to OP Unitholders	(20,316)	(41,029)
Issuance of OP Units under the Equity Incentive Plan	32	302
OP Units withheld for employee taxes	(3,291)	(2,405)
Net cash (used in) provided by financing activities	(54,679)	3,754
Net decrease in cash, cash equivalents and restricted cash	(94)	(8,001)
Cash, cash equivalents and restricted cash at beginning of period	7,459	15,363
Cash, cash equivalents and restricted cash at end of period	$7,365	$7,362

Other non-cash investing and financing activities:
Increase in intangible lease liabilities	$—	$12,959
Increase in interest rate swap asset	$1,417	$63
Decrease in interest rate swap liability	$—	$(3,336)
Accrued real estate improvement costs	$7,426	$8,117
Equity redemption of OP Units	$13,389	$1,895
Distributions payable	$20,868	$17,830

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$5,296	$5,632
Restricted cash	2,069	1,730
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$7,365	$7,362

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and six month periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of June 30, 2023, the statute of limitations for the tax years 2018 through and including 2021 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the six months ended June 30, 2023 and 2022, capitalized costs related to the improvement or replacement of real estate properties were approximately $23.0 million and $30.9 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three and six months ended June 30, 2023 or 2022.

Sales of real estate are recognized only when it is determined that the Company will collect substantially all of the consideration to which it is entitled, possession and other attributes of ownership have been transferred to the buyer and the Company has no controlling financial interest. The application of these criteria can be complex and requires the Company to make assumptions.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at June 30, 2023 or December 31, 2022.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The allowance for doubtful accounts at June 30, 2023 and December 31, 2022 was approximately $16.7 million and $15.7 million, respectively.

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

For the three and six months ended June 30, 2023 and 2022, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive non-forfeitable dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units (as defined below) outstanding under the Equity Incentive Plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$10,518	$12,314	$19,214	$24,780
Less income attributable to non-controlling interests	(589)	(807)	(1,143)	(1,632)
Less earnings allocated to participating securities	(112)	(88)	(232)	(176)
Net income available for common stockholders, basic	$9,817	$11,419	$17,839	$22,972
Numerator:
Net income	$10,518	$12,314	$19,214	$24,780
Less earnings allocated to participating securities	(112)	(88)	(232)	(176)
Net income available for common stockholders, diluted	$10,406	$12,226	$18,982	$24,604
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	125,125,235	123,537,494	124,678,781	122,976,980
OP Units	7,561,622	8,663,073	8,001,924	8,679,811
Performance-based restricted stock awards and LTIP Units	356,972	378,819	388,030	383,592
Stock options	—	1,200	—	1,281
Denominator for diluted EPS – weighted average common equivalent shares	133,043,829	132,580,586	133,068,735	132,041,664

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$10,518	$12,314	$19,214	$24,780
Less earnings allocated to participating securities	(112)	(88)	(232)	(176)
Net income available to unitholders, basic and diluted	$10,406	$12,226	$18,982	$24,604
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	132,686,857	132,200,567	132,680,705	131,656,791
Performance-based restricted stock awards and LTIP Units	356,972	378,819	388,030	383,592
Stock options	—	1,200	—	1,281
Denominator for diluted earnings per unit – weighted average common equivalent units	133,043,829	132,580,586	133,068,735	132,041,664

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

Future minimum rents to be received under non-cancellable leases as of June 30, 2023 are summarized as follows (in thousands):

Minimum Rents
Remaining 2023	$112,783
2024	210,954
2025	184,862
2026	156,362
2027	126,757
Thereafter	445,896
Total minimum lease payments	$1,237,614

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at June 30, 2023 and December 31, 2022, respectively, were as follows (in thousands, except interest rates):

Property	Maturity Date	Interest Rate	June 30, 2023	December 31, 2022
Fullerton Crossroads	April 2024	4.728%	$26,000	$26,000
Diamond Hills Plaza	October 2025	3.550%	34,389	34,731
			$60,389	$60,731
Unamortized mortgage premiums			180	288
Net unamortized deferred financing costs			(83)	(102)
Total mortgage notes payable			$60,486	$60,917

Term Loan and Credit Facility

The carrying values of the Company’s unsecured term loan (the “term loan”) were as follows (in thousands):

	June 30, 2023	December 31, 2022
Term loan	$300,000	$300,000
Net unamortized deferred financing costs	(565)	(747)
Term loan	$299,435	$299,253

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

Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement, of which the Operating Partnership had $150,000 outstanding as of June 30, 2023. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

As of June 30, 2023, $63.0 million was outstanding under the credit facility compared to $88.0 million borrowings outstanding as of December 31, 2022. The net unamortized deferred financing costs, which are included in Deferred charges, net in the accompanying consolidated balance sheets, were approximately $5.8 million as of June 30, 2023 compared to approximately $1.0 million as of December 31, 2022.

The weighted average interest rate on the term loan during the three and six months ended June 30, 2023 was 6.1% and 5.8%, respectively. As discussed in Note 8 of the accompanying financial statements, the Company uses interest rate swaps to help manage its interest rate risk. Effective March 31, 2023, $150.0 million of the Company’s $300.0 million term loan was swapped at a blended interest rate of 5.4%. The weighted average interest rate on the credit facility during the three and six months ended June 30, 2023 was 5.9% and 5.7%, respectively. The Company had no amounts available to borrow under the term loan at June 30, 2023. The Company had $537.0 million available to borrow under the credit facility at June 30, 2023.

Senior Notes Due 2027

The carrying value of the Company’s unsecured Senior Notes Due 2027 is as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal amount	$250,000	$250,000
Net unamortized deferred financing costs	(786)	(874)
Senior Notes Due 2027	$249,214	$249,126

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

Senior Notes Due 2026

The carrying value of the Company’s unsecured Senior Notes Due 2026 is as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal amount	$200,000	$200,000
Net unamortized deferred financing costs	(250)	(289)
Senior Notes Due 2026	$199,750	$199,711

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

Senior Notes Due 2024

The carrying value of the Company’s unsecured Senior Notes Due 2024 is as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal amount	$250,000	$250,000
Unamortized debt discount	(604)	(802)
Net unamortized deferred financing costs	(322)	(432)
Senior Notes Due 2024	$249,074	$248,766

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

Senior Notes Due 2023

The carrying value of the Company’s unsecured Senior Notes Due 2023 is as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal amount	$250,000	$250,000
Unamortized debt discount	(245)	(502)
Net unamortized deferred financing costs	(120)	(252)
Senior Notes Due 2023	$249,635	$249,246

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Company was in compliance with such covenants at June 30, 2023.

4. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock outstanding.

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

During the three and six months ended June 30, 2023, ROIC did not sell any shares under the Sales Agreement.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the six months ended June 30, 2023, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the six months ended June 30, 2023, ROIC awarded 503,953 shares of time-based restricted common stock under the Equity Incentive Plan.

A summary of the status of the Company’s non-vested restricted stock awards as of June 30, 2023, and changes during the six months ended June 30, 2023 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2022	1,310,598	$17.85
Vested	(649,161)	$17.22
Granted	503,953	$14.57
Forfeited	(23,425)	$14.41
Non-vested as of June 30, 2023	1,141,965	$16.74

LTIP Units

During the six months ended June 30, 2023, ROIC awarded 245,972 LTIP Units under the Equity Incentive Plan. The LTIP Units vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2026. The LTIP Units were issued at a weighted average grant date fair value of $14.97.

Stock Based Compensation Expense

For the three months ended June 30, 2023 and 2022, the amounts charged to expenses for all stock-based compensation arrangements totaled approximately $3.4 million and $3.0 million, respectively. For the six months ended June 30, 2023 and 2022, the amounts charged to expense for all stock-based compensation arrangements totaled approximately $6.4 million and $5.6 million, respectively.

7. Capital of the Operating Partnership

As of June 30, 2023, the Operating Partnership had 133,440,912 OP Units outstanding. ROIC owned an approximate 94.4% partnership interest in the Operating Partnership at June 30, 2023, or 126,003,795 OP Units. The remaining 7,437,117 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP Unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of June 30, 2023, subject to certain exceptions, holders are able to redeem their OP Units for cash or, at ROIC’s option, for shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the six months ended June 30, 2023, ROIC received notices of redemption for a total of 1,010,000 OP Units. ROIC elected to redeem the 1,010,000 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 1,010,000 shares of ROIC common stock were issued.

The redemption value of outstanding OP Units owned by the limited partners as of June 30, 2023, not including ROIC, had such units been redeemed at June 30, 2023, was approximately $99.0 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding June 30, 2023, which amounted to $13.31 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly SOFR contracts. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 at June 30, 2023 was approximately $220.6 million and $180.9 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. The fair value of the outstanding Senior Notes Due 2024 and Senior Notes Due 2023 at June 30, 2023 was approximately $239.7 million and $247.5 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $57.4 million with a weighted average interest rate of 8.4% as of June 30, 2023. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s current interest rate swaps as of June 30, 2023 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2023:
Assets
Derivative financial instruments	$—	$1,417	$—	$1,417

During the next twelve months, the Company estimates that approximately $1.3 million will be reclassified as a non-cash decrease to interest expense related to the Company’s two outstanding swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of June 30, 2023 and December 31, 2022, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	June 30, 2023 Fair Value	December 31, 2022 Fair Value
Interest rate products	Other assets	$1,417	$—

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2023 and 2022, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amount of gain recognized in OCI on derivatives	$1,657	$235	$1,668	$1,043
Amount of (gain) loss reclassified from AOCI into interest	$(251)	$932	$(267)	$2,327

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of June 30, 2023, the Company’s net lease liability of approximately $16.7 million, which is included in Other liabilities in the accompanying balance sheets, and related net right-to-use asset of approximately $15.0 million, which is included in Other assets in the accompanying balance sheets, represents all operating leases in which the Company is a lessee. As of June 30, 2023, the Company’s weighted average remaining lease term is approximately 35.5 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $502,000 and $413,000 for the three months ended June 30, 2023 and 2022, respectively, and approximately $903,000 and $853,000 for the six months ended June 30, 2023 and 2022, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum annual lease payments under operating leases to the lease liability as of June 30, 2023 (in thousands):

Operating Leases
Remaining 2023	$680
2024	1,364
2025	1,369
2026	1,389
2027	1,417
Thereafter	29,041
Total undiscounted future minimum lease payments	35,260
Future minimum lease payments, discount	(18,594)
Lease liability	$16,666

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

10. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended June 30, 2023 and 2022, the Company incurred approximately $24,000 and $23,000, respectively, of expenses relating to the agreements. For the six months ended June 30, 2023 and 2022, the Company incurred approximately $47,000 and $48,000, respectively, of expenses relating to the agreements. These expenses were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

11. Subsequent Events

On July 25, 2023, the Company’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.15 per share and per OP Unit, payable on October 6, 2023 to holders of record on September 15, 2023.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of June 30, 2023, ROIC owned an approximate 94.4% partnership interest and other limited partners owned the remaining approximate 5.6% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of June 30, 2023, the Company’s portfolio consisted of 94 properties (93 retail and one office) totaling approximately 10.6 million square feet of gross leasable area (“GLA”). As of June 30, 2023, the Company’s retail portfolio was approximately 98.3% leased. During the six months ended June 30, 2023, the Company leased or renewed a total of approximately 989,000 square feet in its portfolio. The Company has committed approximately $5.9 million, or $43.09 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the six months ended June 30, 2023. The Company has committed approximately $577,000, or $4.23 per square foot, in leasing commissions, for new leases that occurred during the six months ended June 30, 2023. The Company has committed approximately $344,000, or $0.40 per square foot, in tenant improvements, including building and site improvements, for renewed leases that occurred during the six months ended June 30, 2023. Leasing commission commitments for renewed leases were not material for the six months ended June 30, 2023.

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

Results of Operations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended June 30, 2023 and 2022 (in thousands):

		Three Months Ended June 30,
		2023	2022
Operating income per GAAP		$28,151	$26,597
Plus:	Depreciation and amortization	25,126	24,350
	General and administrative expenses	5,776	5,702
	Other expense	482	488
Property operating income		$59,535	$57,137

The following comparison for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, makes reference to the effect of the same-center properties. Same-center properties, which totaled 89 of the Company’s 94 properties as of June 30, 2023, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate headquarters and one property that is currently planned for redevelopment and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended June 30, 2023 related to the 89 same-center properties owned by the Company during the entirety of both the three months ended June 30, 2023 and 2022 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended June 30, 2023
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$33,051	$(4,900)	$28,151
Plus:	Depreciation and amortization	23,942	1,184	25,126
	General and administrative expenses (1)	—	5,776	5,776
	Other expense (1)	—	482	482
Property operating income		$56,993	$2,542	$59,535
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended June 30, 2022 related to the 89 same-center properties owned by the Company during the entirety of both the three months ended June 30, 2023 and 2022 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended June 30, 2022
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$31,957	$(5,360)	$26,597
Plus:	Depreciation and amortization	23,592	758	24,350
	General and administrative expenses (1)	—	5,702	5,702
	Other expense (1)	—	488	488
Property operating income		$55,549	$1,588	$57,137
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the three months ended June 30, 2023, the Company generated property operating income of approximately $59.5 million compared to property operating income of $57.1 million generated during the three months ended June 30, 2022, representing an increase of approximately $2.4 million. The property operating income for the 89 same-center properties increased approximately $1.4 million primarily due to an increase in base rents as a result of higher occupancy and an increase in early lease termination fee income received, offset by an increase in estimated uncollectible revenue during the three months ended June 30, 2023. The property operating income for the non same-center properties increased approximately $1.0 million due to the net increase in the number of properties the Company owned as of June 30, 2023 compared to June 30, 2022.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended June 30, 2023 of approximately $25.1 million compared to $24.4 million incurred during the three months ended June 30, 2022.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $5.8 million during the three months ended June 30, 2023 compared to $5.7 million incurred during the three months ended June 30, 2022.

Interest expense and other finance expenses

The Company incurred interest expense of approximately $17.6 million during the three months ended June 30, 2023 compared to $14.3 million incurred during the three months ended June 30, 2022. Interest expense increased approximately $3.4 million primarily due to the cumulative increase in interest rates up to and including the three months ended June 30, 2023. The U.S. Federal Reserve raised the federal funds rate during the three months ended June 30, 2023 and market interest rates have increased significantly compared to the three months ended June 30, 2022. The U.S. Federal Reserve may continue to increase the federal funds rate in the near term. Should the U.S. Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates.

Results of Operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the six months ended June 30, 2023 and 2022 (in thousands):

		Six Months Ended June 30,
		2023	2022
Operating income per GAAP		$53,805	$53,278
Plus:	Depreciation and amortization	50,230	48,112
	General and administrative expenses	11,096	10,942
	Other expense	654	667
Property operating income		$115,785	$112,999

The following comparison for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 94 properties as of June 30, 2023, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate headquarters and one property that is currently planned for redevelopment and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the six months ended June 30, 2023 related to the 87 same-center properties owned by the Company during the entirety of both the six months ended June 30, 2023 and 2022 and consolidated into the Company’s financial statements during such periods (in thousands):

		Six Months Ended June 30, 2023
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$62,591	$(8,786)	$53,805
Plus:	Depreciation and amortization	47,148	3,082	50,230
	General and administrative expenses (1)	—	11,096	11,096
	Other expense (1)	—	654	654
Property operating income		$109,739	$6,046	$115,785
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the six months ended June 30, 2022 related to the 87 same-center properties owned by the Company during the entirety of both the six months ended June 30, 2023 and 2022 and consolidated into the Company’s financial statements during such periods (in thousands):

		Six Months Ended June 30, 2022
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$63,044	$(9,766)	$53,278
Plus:	Depreciation and amortization	46,358	1,754	48,112
	General and administrative expenses (1)	—	10,942	10,942
	Other expense (1)	—	667	667
Property operating income		$109,402	$3,597	$112,999
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the six months ended June 30, 2023, the Company generated property operating income of approximately $115.8 million compared to property operating income of approximately $113.0 million generated during the six months ended June 30, 2022, representing an increase of approximately $2.8 million. The property operating income for the 87 same-center properties increased approximately $337,000 primarily due to an increase in base rents as a result of higher occupancy, offset by an increase in estimated uncollectible revenue in the six months ended June 30, 2023. The property operating income for the non same-center properties increased approximately $2.4 million primarily due to the net increase in the number of properties the Company owned as of June 30, 2023 compared to June 30, 2022.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the six months ended June 30, 2023 of approximately $50.2 million compared to approximately $48.1 million incurred during the six months ended June 30, 2022.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $11.1 million during the six months ended June 30, 2023 compared to approximately $10.9 million during the six months ended June 30, 2022.

Interest expense and other finance expenses

The Company incurred interest expense during the six months ended June 30, 2023 of approximately $34.6 million compared to approximately $28.5 million during the six months ended June 30, 2022. Interest expense increased approximately $6.1 million primarily due to the increase in interest rates during the six months ended June 30, 2023. The U.S. Federal Reserve raised the federal funds rate during the six months ended June 30, 2023 and market interest rates have increased significantly compared to the six months ended June 30, 2022. The U.S. Federal Reserve may continue to increase the federal funds rate in the near term. Should the U.S. Federal Reserve continue to raise rates in the future, this will likely result in further increases in market interest rates.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to ROIC	$9,929	$11,507	$18,071	$23,148
Plus: Depreciation and amortization	25,126	24,350	50,230	48,112
Funds from operations – basic	35,055	35,857	68,301	71,260
Net income attributable to non-controlling interests	589	807	1,143	1,632
Funds from operations – diluted	$35,644	$36,664	$69,444	$72,892

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three and six months ended June 30, 2023 and 2022. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 89 and 87 of the Company’s 94 properties for the three and six months ended June 30, 2023, respectively, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate headquarters and one property that is currently planned for redevelopment and is no longer being managed as a retail asset (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP operating income	$28,151	$26,597	$53,805	$53,278
Depreciation and amortization	25,126	24,350	50,230	48,112
General and administrative expenses	5,776	5,702	11,096	10,942
Other expense	482	488	654	667
Straight-line rent	(979)	(915)	(1,326)	(1,366)
Amortization of above- and below-market rent	(2,609)	(3,254)	(5,473)	(6,311)
Property revenues and other expenses (1)	(634)	(32)	(629)	(129)
Total Company cash NOI	55,313	52,936	108,357	105,193
Non same-center cash NOI	(2,155)	(1,450)	(5,046)	(3,244)
Same-center cash NOI	$53,158	$51,486	$103,311	$101,949
______________________
(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the three months ended June 30, 2023, the Company generated same-center cash NOI of approximately $53.2 million compared to same-center cash NOI of approximately $51.5 million generated during the three months ended June 30, 2022, representing a 3.2% increase. This increase is primarily due to an increase in base rents as a result of higher occupancy and an increase in early lease termination fee income received, offset by an increase in estimated uncollectible revenue during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company generated same-center cash NOI of approximately $103.3 million compared to same-center cash NOI of approximately $101.9 million generated during the six months ended June 30, 2022, representing a 1.3% increase. This increase is primarily due to an increase in base rents as a result of higher occupancy, offset by an increase in estimated uncollectible revenue during the six months ended June 30, 2023.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at June 30, 2023 or December 31, 2022.

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

During the six months ended June 30, 2023, the Company’s primary source of cash was distributions from the Operating Partnership. As of June 30, 2023, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

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

During the six months ended June 30, 2023, ROIC did not sell any shares under the Sales Agreement.

For the six months ended June 30, 2023, dividends paid and payable to stockholders totaled approximately $38.7 million. Additionally, for the six months ended June 30, 2023, distributions paid and payable from the Operating Partnership to the non-controlling interest holders of OP Units (“OP Unitholders”) totaled approximately $2.5 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $73.2 million. For the six months ended June 30, 2022, dividends paid to stockholders totaled approximately $38.1 million. Additionally, for the six months ended June 30, 2022, distributions paid from the Operating Partnership to the OP Unitholders totaled approximately $3.0 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $77.5 million.

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

During the six months ended June 30, 2023, the Operating Partnership’s primary sources of cash were cash flows from operations. As of June 30, 2023, the Operating Partnership has determined that it has adequate capital to meet its debt obligations and operating expenses for the next twelve months.

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

As of June 30, 2023, $300.0 million and $63.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three and six months ended June 30, 2023 was 6.1% and 5.8%, respectively. As discussed in Note 8 of the accompanying financial statements, the Company uses interest rate swaps to manage its interest rate risk. Effective March 31, 2023, $150.0 million of the Company’s $300.0 million term loan was swapped at a blended interest rate of 5.4%. The weighted average interest rate on the credit facility during the three and six months ended June 30, 2023 was 5.9% and 5.7%, respectively. The Company had no amounts available to borrow under the term loan at June 30, 2023. The Company had $537.0 million available to borrow under the credit facility at June 30, 2023.

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at June 30, 2023.

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

The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

Cash Flows

The following table summarizes, for the periods indicated, selected items in the Company’s consolidated statements of cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net Cash Provided by (Used in):
Operating Activities	$73,172	$77,480
Investing Activities	$(18,587)	$(89,235)
Financing Activities	$(54,679)	$3,754

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to approximately $73.2 million in the six months ended June 30, 2023, compared to approximately $77.5 million in the comparable period in 2022. This decrease of approximately $4.3 million during the six months ended June 30, 2023 is primarily related to the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to approximately $18.6 million in the six months ended June 30, 2023, compared to approximately $89.2 million in the comparable period in 2022. This decrease of approximately $70.6 million for the six months ended June 30, 2023 is primarily due to a decrease in investments in real estate of approximately $60.2 million and a decrease in payments for improvements to properties of approximately $9.9 million.

Financing Activities

Net cash flows used in financing activities amounted to approximately $54.7 million in the six months ended June 30, 2023, compared to net cash flows provided by financing activities of approximately $3.8 million in the comparable period in 2022. This increase in cash flows used in financing activities of approximately $58.4 million for the six months ended June 30, 2023 is primarily due to the net paydowns on the credit facility of $25.0 million, versus the net borrowings on the credit facility of $46.0 million in the prior year comparative period, and the increase in deferred financing costs of approximately $5.7 million related to the Credit Facility Agreement. Additionally, there were $25.2 million in proceeds from the sale of common stock received during the six months ended June 30, 2022 for which there were no proceeds received during 2023. These net increases were offset by the decrease in principal repayments on mortgages of approximately $23.5 million and the decrease in dividends and distributions paid to common stockholders and OP Unitholders of approximately $20.7 million.

Material Cash Requirements

The following table represents the Company’s known contractual and other short-term (i.e., the next twelve months) and long-term (i.e., beyond the next twelve months) obligations as of June 30, 2023 (in thousands):

	Short-Term	Long-Term	Total
Material cash requirements:
Mortgage Notes Payable Principal (1)	$26,695	$33,694	$60,389
Mortgage Notes Payable Interest	2,264	1,596	3,860
Term loan (2)	—	300,000	300,000
Credit facility (3)	—	63,000	63,000
Senior Notes Due 2027 (4)	10,475	286,663	297,138
Senior Notes Due 2026 (4)	7,900	219,750	227,650
Senior Notes Due 2024 (4)	10,000	255,000	265,000
Senior Notes Due 2023 (5)	256,250	—	256,250
Operating lease obligations	1,361	33,899	35,260
Total	$314,945	$1,193,602	$1,508,547
__________________

(1)Does not include unamortized mortgage premium of approximately $180,000 as of June 30, 2023.
(2)For the purpose of the above table, the Company has assumed that borrowings under the term loan accrue interest at the interest rate on the term loan as of June 30, 2023, which was 5.8%, inclusive of the $150.0 million swap agreements the Company entered into effective March 31, 2023.
(3)For the purpose of the above table, the Company has assumed that borrowings under the credit facility accrue interest at the interest rate on the credit facility as of June 30, 2023, which was 6.1%.
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

The Company has committed approximately $6.2 million and $580,000 in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the six months ended June 30, 2023.

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

As of June 30, 2023, the Company had $363.0 million of variable rate debt outstanding. The Company has primarily used fixed-rate debt and interest rate swaps to manage its interest rate risk. The Company entered into interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 8 of the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps. The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of June 30, 2023, exclusive of non-performance risk (in thousands):

Swap Notional	Less 100 basis points	Less 50 basis points	June 30, 2023 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(283)	$248	$774	$1,297	$1,816
$50,000	$119	$383	$645	$906	$1,165

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

A 100 basis-point increase in short-term interest rates would have increased the Company’s interest expense by approximately $1.5 million for the six months ended June 30, 2023.

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

During the six months ended June 30, 2023, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the six months ended June 30, 2023, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our risk factors during the six months ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, ROIC purchased the following:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	919	$13.11	—	—
May 1, 2023 to May 31, 2023	7,748	$12.64	—	—
June 1, 2023 to June 30, 2023	—	—	—	—
Total	8,667	$12.69	—	—

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (and contained in Exhibit 101).
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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: July 26, 2023	Date: July 26, 2023

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: July 26, 2023	Date: July 26, 2023