Form 10-K
period 2023-12-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2024-02-15
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the common equity held by non-affiliates of Retail Opportunity Investments Corp. as of June 30, 2023, the last business day of its most recently completed second fiscal quarter, was $1.7 billion (based on the closing sale price of $13.51 per share of Retail Opportunity Investments Corp. common stock on that date as reported on the NASDAQ Global Select Market).

There is no public trading market for the operating partnership units of Retail Opportunity Investments Partnership, LP. As a result the aggregate market value of common equity securities held by non-affiliates of this registrant cannot be determined.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 127,004,828 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of February 8, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Retail Opportunity Investments Corp.’s definitive proxy statement for its 2024 Annual Meeting, to be filed within 120 days after its fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY PARAGRAPH

This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”) of which Retail Opportunity Investments Corp. is the parent company and through its wholly owned subsidiary, acts as general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including Retail Opportunity Investments Partnership, LP. Unless otherwise indicated or unless the context requires otherwise, all references in this report to the Operating Partnership refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of December 31, 2023, ROIC owned an approximate 94.4% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership. Through this subsidiary, ROIC has full and complete authority and control over the Operating Partnership’s business.

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

•the Company’s use of debt as part of its financing strategy and its ability to make payments or to comply with any covenants under its unsecured senior notes, its unsecured credit facilities or other debt facilities it currently has or subsequently obtains;

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

•The Company’s business, results of operations and financial condition have been and in the future may be adversely impacted by a pandemic or a public health crisis.

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

Item 1.  Business

Overview

Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”) commenced operations in October 2009 as a fully integrated, self-managed REIT. The Company specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores. As of December 31, 2023, the Company’s portfolio consisted of 95 properties (94 retail and one office) totaling approximately 10.7 million square feet of gross leasable area (“GLA”). The Company is organized in a traditional umbrella partnership real estate investment trust (“UpREIT”) format pursuant to which Retail Opportunity Investments GP, LLC, its wholly-owned subsidiary, serves as the sole general partner of, and ROIC conducts substantially all of its business through, its operating partnership, Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), together with its subsidiaries. As of December 31, 2023, ROIC owned an approximate 94.4% partnership interest and other limited partners owned the remaining 5.6% partnership interest in the Operating Partnership.

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

The Company seeks to acquire high quality, necessity-based community and neighborhood shopping centers anchored by national and regional supermarkets and drugstores that are well-leased, with stable cash flows. Additionally, the Company acquires shopping centers which it believes are candidates for attractive near-term re-tenanting or present other value-

enhancement opportunities. Upon acquiring a shopping center, the Company normally commences leasing initiatives aimed at enhancing long-term value through re-leasing below-market space and improving the tenant mix.

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

Transactions During 2023

Investing Activities

Property Asset Acquisitions

On December 1, 2023, the Company acquired the property known as Foothill Plaza, located in La Verne, California, within the Los Angeles metropolitan area, for an adjusted purchase price of approximately $21.9 million. Foothill Plaza is approximately 65,000 square feet and is anchored by Sprouts Market. The property was acquired with cash on hand.

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

Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement, of which the Operating Partnership had $150,000 outstanding as of December 31, 2023. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Company was in compliance with such covenants at December 31, 2023.

As of December 31, 2023, $200.0 million and $75.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rates on the term loan and the credit facility during the year ended December 31, 2023 were 6.1% and 5.9%, respectively. As discussed in Note 11 of the accompanying consolidated financial statements, the Company uses interest rate swaps to help manage its interest rate risk. Effective March 31, 2023, $150.0 million of the Company’s term loan was swapped at a blended interest rate of 5.4%. The Company had no amounts available to borrow under the term loan at December 31, 2023. The Company had approximately $525.0 million available to borrow under the credit facility at December 31, 2023.

On September 21, 2023, the Operating Partnership completed a registered underwritten public offering of $350.0 million aggregate principal amount of 6.75% Senior Notes due 2028 (the “Senior Notes Due 2028”). The Senior Notes Due 2028 pay interest semi-annually on April 15 and October 15, commencing on April 15, 2024, and mature on October 15, 2028, unless redeemed earlier by the Operating Partnership. ROIC fully and unconditionally guarantees the Operating Partnership’s obligations under the Senior Notes Due 2028 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. Proceeds from this offering were used to pay down $100.0 million of borrowings under the term loan on September 21, 2023. The remaining proceeds from this offering, along with borrowings under the credit facility, were used for the repayment of the Operating Partnership’s $250.0 million aggregate principal amount of 5.00% Senior Notes due 2023 (the “Senior Notes Due 2023”) on December 15, 2023.

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

During the year ended December 31, 2023, ROIC sold a total of 904,290 shares under the Sales Agreement, which resulted in gross proceeds of approximately $12.8 million and commissions of approximately $128,000 paid to the Agents.

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

Employees and Human Capital Management

As of December 31, 2023, the Company had 71 employees, including 19 maintenance employees at its shopping centers, one non-executive Chairman of its board of directors and three executive officers, one of whom is also a member of its board of directors. The Company believes that its talented and committed employees are the foundation of its success and supporting employees, tenants and communities is at the heart of the Company’s business model.

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

The Company believes that its success is dependent upon the diverse backgrounds and perspectives of its employees and directors and strives to build a culture that is collaborative, diverse, supportive and inclusive. As of December 31, 2023, approximately 46% of the Company’s employees identified as a racial or ethnic minority and approximately 68% of the Company’s employees were female. In 2020, the Company also adopted environmental, social and governance (“ESG”) metrics as part of its long-term incentive compensation plan that included holding a diversity and inclusion training for employees. Following the initial training, this is now required annually.

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

ESG Highlights

2023 Green Lease Leader

•The Company was awarded the “Gold” level designation for the third year in a row by the U.S. Department of Energy’s Better Buildings Alliance and Institute for Market Transformation due to its efforts to incorporate energy efficiency, cost savings, air quality and sustainability criteria into lease agreements.

Sustainability Reporting

•The Company has participated in GRESB (formerly known as Global Real Estate Sustainability Benchmark) since 2021.

•The Company reported in line with the Sustainability Accounting Standards Board standards and the Task Force on Climate-related Financial Disclosures, disclosing information sought by investors.

Energy Management and Clean Energy Infrastructure

•The Company continues to focus on improving energy efficiency at all of its properties and achieved a 7% year-over-year reduction (at like-for-like properties) in energy usage from 2021 to 2022.

•The Company is implementing measures such as leasing its roof space to solar companies and installing electric vehicle (“EV”) charging stations, smart irrigation controllers and LED lighting, and as of December 31, 2023, the Company has:

◦Solar agreements at twelve of its properties, representing approximately 20% of its portfolio by gross leasable area.

◦70 EV charging stations at nine of its properties and has entered into agreements to add an additional 137 EV charging stations across its portfolio within the next twelve months.

◦Installed smart irrigation controllers and monitoring systems at 34 California shopping centers.

◦37 shopping centers have common area lighting that has been converted to LED.

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

The Company derives significant revenues from anchor tenants such as Albertsons / Safeway Supermarkets, Kroger Supermarkets and Save Mart Supermarkets. As of December 31, 2023, these tenants are the Company’s three largest tenants and accounted for 5.6%, 3.3% and 1.5%, respectively, of its annualized base rent on a pro-rata basis. In October 2022, Albertsons Companies, Inc., the owner of the Albertsons / Safeway brands, and The Kroger Company announced an intention to merge that is currently undergoing regulatory review. As of December 31, 2023, the Company is unable to assess the impact that the proposed merger might have on the Company’s financial condition or operations. Further, in October 2023, Rite Aid filed for Chapter 11 bankruptcy protection. As of December 31, 2023, Rite Aid accounted for 1.4% of the Company’s annualized base rent on a pro-rata basis, and accordingly, the Company does not expect its bankruptcy to have a material impact on the Company’s financial condition or operations. The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by the loss of revenues in the event a major tenant becomes bankrupt or insolvent, experiences a downturn in its business, materially defaults on its leases, does not renew its leases as they expire, or renews at lower rental rates.

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

The Company’s operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment, including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused the release. The presence of contamination or the failure to remediate contamination may impair the Company’s ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls and underground storage tanks are also regulated by federal and state laws. The Company is also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. The Company could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or tanks or related claims arising out of environmental contamination or human exposure to contamination at or from its properties. Identification of compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, discovery of additional sites, human exposure to the contamination or changes in cleanup or compliance requirements could result in significant costs to the Company. Moreover, compliance with new laws or regulations such as those related to climate change, including compliance with “green” building codes, or more stringent laws or regulations or stricter interpretations of existing laws may require material expenditures by the Company.

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

The Company’s performance depends on the economic conditions in markets in which its properties are concentrated. During the year ended December 31, 2023, the Company’s properties in California, Washington and Oregon accounted for 65%, 22% and 13%, respectively, of its consolidated property operating income. The Company’s income, cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders could be materially and adversely affected by this geographic concentration if market conditions, such as an oversupply of space or a reduction in demand for real estate in an area, deteriorate in California, Washington or Oregon. Moreover, due to the geographic concentration of its properties, the Company may be disproportionately affected by general risks such as natural disasters, including major fires, floods and earthquakes, severe or inclement weather, pandemics and other public health crises, local regulatory requirements, and acts of terrorism should such developments occur in or near the markets in California, Washington or Oregon in which the Company’s properties are located.

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

The Company’s business, results of operations and financial condition have been and may in the future be adversely impacted by a pandemic or a public health crisis.

The Company derives substantially all of its revenues from rents and reimbursement payments received from tenants under lease agreements at the Company’s properties and, accordingly, the Company’s business is dependent on the ability of tenants to meet their obligations to the Company under such lease agreements. The businesses of the Company’s tenants have been in the past and may be in the future significantly impacted following the onset of a pandemic or public health crises due to numerous factors, including preventive measures taken by local, state and federal authorities to alleviate the public health crisis. The onset of a pandemic or public health crisis, could have material and adverse effects on the Company’s business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service the Company’s debt obligations and the Company’s ability to pay dividends and other distributions to the Company’s stockholders due to, among other factors:

•the operations of the Company’s tenants could again be impacted by measures taken to prevent or alleviate a pandemic or a public health crisis and other factors, which could (i) adversely affect the ability of tenants to meet their obligations to the Company under lease agreements or result in tenant bankruptcies, and (ii) adversely affect the Company’s ability to collect rents, lease space and negotiate and maintain favorable rents, which could lead to a decline in occupancy and rental revenues;

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

The extent to which a future pandemic or public health crisis could impact the Company’s operations and those of the Company’s tenants will depend on future developments, including the scope, severity and duration of such crisis, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the crisis and any containment measures, among others, which could have a material impact on the Company’s revenues and could materially and adversely affect the Company’s business, results of operations and financial condition. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of a pandemic or public health crisis.

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

The Company intends, when appropriate, to employ prudent amounts of leverage and use debt as a means of providing additional funds for the acquisition of its assets and the diversification of its portfolio. As of December 31, 2023, the Company’s outstanding principal mortgage indebtedness was approximately $60.0 million, and the Company may incur significant additional debt to finance future acquisition and development activities. As of December 31, 2023, the Company had $75.0 million and $200.0 million outstanding under the Company’s $600.0 million unsecured revolving credit facility and $300.0 million term loan, respectively.

In addition, the Operating Partnership issued $350.0 million aggregate principal amount of unsecured senior notes in September 2023 (the “Senior Notes Due 2028”), $250.0 million aggregate principal amount of unsecured senior notes in December 2017 (the “Senior Notes Due 2027”), $200.0 million aggregate principal amount of unsecured senior notes in September 2016 (the “Senior Notes Due 2026”), and $250.0 million aggregate principal amount of unsecured senior notes in December 2014 (the “Senior Notes Due 2024” and collectively with the Senior Notes Due 2026, the Senior Notes Due 2027 and the Senior Notes Due 2028, the “Senior Notes”), each of which were fully and unconditionally guaranteed by ROIC.

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

Interest the Company pays could reduce cash available for distributions. As of December 31, 2023, the Company had $75.0 million and $200.0 million outstanding under the Company’s $600.0 million unsecured revolving credit facility and $300.0 million term loan, respectively, that bear interest at a variable rate. In addition, the Company may incur variable rate debt in the future, including mortgage debt, borrowings under the credit facility or new credit facilities or under the term loan or new term loans. The Federal Reserve Board of Governors increased the federal funds rate several times during 2022 and 2023 and has announced its intention to determine what future adjustments are appropriate, including as a result of concerns over inflation, but such changes in fiscal and monetary policies are beyond the Company’s control and are difficult to predict. Increases in interest rates would increase the Company’s interest costs, which could adversely affect the Company’s cash flow, results of operations, ability to pay principal and interest on debt and pay dividends and other distributions to its stockholders, and reduce the Company’s access to capital markets. In addition, if the Company needs to repay existing debt during periods of rising interest rates, it may be required to incur additional indebtedness at higher rates. From time to time, the Company may enter into interest rate swap agreements and other interest rate hedging contracts with the intention of lessening the impact of rising interest rates. However, increased interest rates may increase the risk that the counterparties to such agreements may not be able to fulfill their obligations under these agreements, and there can be no assurance that these arrangements will be effective in reducing the Company’s exposure to interest rate changes. These risks could materially and adversely affect the Company’s cash flow, results of operations, financial condition, liquidity, the ability to service its debt obligations, the market price of its common stock and its ability to pay dividends and other distributions to its stockholders. The Company’s use of interest rate hedging arrangements to manage risk associated with interest rate volatility may expose the Company to additional risks, including a risk that a counterparty to a hedging arrangement may fail to honor its obligations or that the Company could be required to fund the Company’s contractual payment obligations under such arrangements in relatively large amounts or on short notice. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate the Company from risks associated with interest rate fluctuations. There can be no assurance that the Company’s hedging activities will have the desired beneficial impact on the Company’s results of operations, liquidity and financial condition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Management of cybersecurity risks is a component of the Company’s overall risk management strategy. The Company relies on information technology, communication networks, enterprise applications, accounting and financial platforms, and related systems in the operation of its business. The Company’s operations also rely on the secure collection, storage, transmission and processing of proprietary, confidential and sensitive data. The Company’s cybersecurity risk management strategy is designed to support the Company in identifying, protecting, detecting, responding to, and recovering from cybersecurity threats and incidents with the intention of protecting the confidentiality, integrity, and availability of such systems and data.

The Company’s cybersecurity program is managed by a dedicated Director of Information Technology. The Company’s Director of IT has more than 25 years of experience in the design and implementation of IT infrastructure, including cybersecurity features, and holds a variety of relevant certifications. The Company has also engaged a third-party IT expert to assist the Company’s in-house IT function in managing cybersecurity risks and evaluating, monitoring and testing the Company’s cybersecurity program.

The Company has implemented and maintains various information security processes designed to identify, assess and manage risks from cybersecurity threats to its computer networks, communication systems, hardware and software and its critical data and confidential information. These include conducting scans of the threat environment and conducting vulnerability assessments. The Company has also implemented and maintains various technical and physical measures to mitigate material risks from cybersecurity threats including incident detection and response, disaster recovery and business continuity plans, internal controls within the Company’s accounting and financial reporting functions, data encryption, network security and access controls, including multi-factor authentication, as well as physical security. The Company also conducts cybersecurity awareness training annually for employees and provides cybersecurity updates during regularly scheduled meetings, that occur at a minimum monthly, throughout the year. These updates are designed to educate employees and to raise awareness of cybersecurity threats to reduce vulnerability as well as to encourage consideration of cybersecurity risks across all Company functions.

Given the ever-changing cyber risk landscape the Company continues to evolve its oversight process. During the year ended December 31, 2023, the Company conducted an assessment in accordance with the National Institute of Standards and Technology (NIST) Cybersecurity Framework and is in the process of implementing additional policies and procedures to further enhance the Company’s cybersecurity practices.

The Company conducts annual reviews of third-party hosted applications where sensitive Company data is shared. The owners of such applications are required to document user access reviews at least annually and provide the Company with a System and Organization Controls (SOC) 1 report. The Company’s assessment of risks associated with the use of third-party providers is part of its overall cybersecurity risk management strategy.

The Company is not aware of any risks from cybersecurity threats, including any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect the Company, including its business, results of operations or financial condition. Refer to Item 1A. Risk Factors in this annual report on Form 10-K, specifically “The Company faces risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of its information technology (“IT”) networks and related systems,” for additional discussion about cybersecurity-related risks.

Governance

The Company’s board of directors has overall responsibility for the Company’s strategy and risk management, including material risks related to cybersecurity threats. The audit committee provides oversight of the Company’s cybersecurity, information security and technology risk exposures, including the steps management has taken to identify, assess, monitor and control cybersecurity risks.

The day-to-day management of the Company’s cybersecurity program is led by a dedicated Director of IT. The Director of IT provides regular updates to the Company’s senior management team through briefings on cybersecurity matters, including potential cybersecurity threats and incidents. This ensures that the highest levels of management are made aware of potential cybersecurity threats and any material cybersecurity matters are promptly escalated to the audit committee and Company’s board of directors if necessary.

The Director of IT and senior management team provide quarterly reports, or more frequently as necessary, to the audit committee. These reports include updates on the Company’s cybersecurity strategy, the status of projects to strengthen the Company’s cybersecurity systems, and the emerging threat landscape. The audit committee reports to the Company’s board of directors quarterly, or more frequently as necessary, regarding its activities, including those related to cybersecurity.

Item 2.  Properties

The Company maintains its executive office at 11250 El Camino Real, Suite 200, San Diego, CA 92130.

As of December 31, 2023, the Company’s portfolio consisted of 95 properties (94 retail and one office) totaling approximately 10.7 million square feet of gross leasable area. As of December 31, 2023, the Company’s retail portfolio, excluding one shopping center that is currently planned for redevelopment and is no longer being managed as a retail asset, was approximately 97.7% leased.

The following table provides information regarding the Company’s retail portfolio as of December 31, 2023:

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Annual Base Rent (1)	Principal Tenants

Los Angeles metro area
Paramount Plaza	1966/2010	2009	95,062	14	98.5%	$1,983	Grocery Outlet Supermarket, 99¢ Only Stores, Rite Aid Pharmacy
Claremont Promenade	1982/2011	2010	92,177	23	84.8%	2,139	Super King Supermarket
Gateway Village	2003/2005	2010	96,959	27	89.5%	2,824	Sprouts Market
Seabridge Marketplace	2006	2012	98,348	21	89.3%	1,828	Safeway (Vons) Supermarket
Glendora Shopping Center	1992/2012	2012	106,535	23	100.0%	1,552	Albertsons Supermarket
Redondo Beach Plaza	1993/2004	2012	110,509	16	98.9%	2,453	Safeway (Vons) Supermarket, Petco
Diamond Bar Town Center	1981	2013	100,342	23	100.0%	2,513	Walmart Neighborhood Market, Crunch Fitness
Diamond Hills Plaza	1973/2008	2013	139,455	42	99.9%	4,281	H-Mart Supermarket, Planet Fitness
Plaza de la Cañada	1968/2010	2013	100,425	13	100.0%	2,803	Gelson’s Supermarket, TJ Maxx, Rite Aid Pharmacy
Fallbrook Shopping Center	1966/1986/ 2003/2015	2014	755,164	50	99.5%	14,325	Sprouts Market, Trader Joes, Kroger (Ralph’s) Supermarket*, TJ Maxx
Moorpark Town Center	1984/2014	2014	133,547	21	91.9%	2,067	Kroger (Ralph’s) Supermarket, CVS Pharmacy
Ontario Plaza	1999	2015	150,149	25	97.2%	2,470	El Super Supermarket, Rite Aid Pharmacy
Park Oaks Shopping Center	1959/2005	2015	110,092	30	95.2%	2,793	Safeway (Vons) Supermarket, Dollar Tree
Warner Plaza	1974/2017	2015	110,918	65	95.8%	4,673	Sprouts Market, Kroger (Ralph’s) Supermarket*, Rite Aid Pharmacy*
Magnolia Shopping Center	1962/1972/ 1987/2016	2016	116,089	26	100.0%	2,589	Kroger (Ralph’s) Supermarket
Casitas Plaza Shopping Center	1972/1982	2016	105,118	27	100.0%	2,009	Albertsons Supermarket, CVS Pharmacy
Bouquet Center	1985	2016	148,903	29	98.4%	3,869	Safeway (Vons) Supermarket, CVS Pharmacy, Ross Dress For Less
North Ranch Shopping Center	1977/1990	2016	146,444	33	89.7%	4,905	Kroger (Ralph’s) Supermarket, Trader Joe’s, Planet Fitness
The Knolls	2000/2016	2016	51,858	7	100.0%	1,453	Trader Joe’s, Pet Food Express
The Terraces	1958/1970/ 1989	2017	172,922	28	93.1%	3,670	Trader Joe’s, Marshall’s, LA Fitness
Foothill Plaza	1974	2023	64,514	11	100.0%	1,523	Sprouts Market

Seattle metro area
Meridian Valley Plaza	1978/2011	2010	51,597	15	98.1%	921	Kroger (QFC) Supermarket
The Market at Lake Stevens	2000	2010	74,130	9	100.0%	1,706	Albertsons (Haggen) Supermarket
Canyon Park Shopping Center	1980/2012	2011	123,592	24	100.0%	2,693	PCC Community Market, Rite Aid Pharmacy, Petco
Hawks Prairie Shopping Center	1988/2012	2011	157,529	24	100.0%	2,053	Safeway Supermarket, Dollar Tree, Big Lots, Ace Hardware
Gateway Shopping Center	2007	2012	104,298	20	100.0%	2,729	WinCo Foods*, Rite Aid Pharmacy, Ross Dress For Less
Canyon Crossing	2009	2013	120,398	27	100.0%	2,949	Safeway Supermarket
Crossroads Shopping Center	1962/2004/ 2015	2010/2013	473,131	96	99.3%	12,868	Kroger (QFC) Supermarket, Dick’s Sporting Goods, Edgeworks Climbing
Bellevue Marketplace	1971/1982/ 2017	2015	113,758	19	100.0%	3,766	Asian Family Market
Four Corner Square	1983/2015	2015	119,531	29	100.0%	2,775	Grocery Outlet Supermarket, Walgreens, Johnsons Home & Garden
Bridle Trails Shopping Center	1980/1984/ 1987	2016	110,257	31	100.0%	2,548	Grocery Outlet Supermarket, Rite Aid (Bartell) Pharmacy, Dollar Tree
PCC Community Markets Plaza	1981/2007	2017	34,459	1	100.0%	759	PCC Community Market

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Annual Base Rent (1)	Principal Tenants

Highland Hill Shopping Center	1956/1989/ 2006	2017	163,926	20	100.0%	3,112	WinCo Foods, LA Fitness, Dollar Tree, Petco
North Lynnwood Shopping Center	1963/1965/ 2003	2017	63,606	10	92.9%	1,041	Grocery Outlet Supermarket, Dollar Tree
Stadium Center	1926/2016	2018	48,888	7	100.0%	1,124	Thriftway Supermarket
Summerwalk Village	2015	2019	61,545	11	100.0%	989	Walmart Neighborhood Market
South Point Plaza	1986/2008	2021	189,960	23	89.3%	2,276	Grocery Outlet Supermarket, Hobby Lobby, Pep Boys
Olympia West Center	1980/1995	2021	69,212	6	91.5%	1,435	Trader Joe’s, Petco
Olympia Square North	1988/2022	2022	89,884	10	100.0%	1,099	Albertsons Supermarket
Thomas Lake Shopping Center	1998/2013	2022	111,311	11	84.1%	1,709	Albertsons Supermarket
Ballinger Village	1960	2022	112,228	24	100.0%	2,519	Thriftway Supermarket, Rite Aid Pharmacy

Portland metro area
Happy Valley Town Center	2007	2010	138,397	38	100.0%	4,181	New Seasons Market
Wilsonville Old Town Square	2011	2010/2012	49,780	19	100.0%	2,023	Kroger (Fred Meyer) Supermarket*
Cascade Summit Town Square	2000	2010	94,934	26	100.0%	2,112	Safeway Supermarket, U.S. Postal Service
Heritage Market Center	2000	2010	107,468	20	100.0%	1,898	Safeway Supermarket, Dollar Tree
Division Crossing	1992	2010	103,561	19	73.5%	1,120	Ross Dress For Less, Ace Hardware
Halsey Crossing	1992	2010	99,428	19	100.0%	1,511	24 Hour Fitness, Dollar Tree
Hillsboro Market Center	2002	2011	156,021	23	100.0%	2,753	Albertsons Supermarket, Dollar Tree, Ace Hardware
Robinwood Shopping Center	1980/2012	2013	70,831	16	100.0%	1,185	Walmart Neighborhood Market
Tigard Marketplace	1988/2005	2014	136,889	19	100.0%	2,315	H-Mart Supermarket, Bi-Mart
Wilsonville Town Center	1991/1996	2014	167,829	39	100.0%	3,122	Safeway Supermarket, Rite Aid Pharmacy, Dollar Tree
Tigard Promenade	1996	2015	88,043	16	100.0%	1,610	Safeway Supermarket, Petco
Sunnyside Village Square	1997	2015	92,278	14	100.0%	1,698	Grocery Outlet Supermarket, Snap Fitness, Ace Hardware
Johnson Creek Center	2003/2009	2015	108,588	15	100.0%	2,379	Trader Joe’s, Walgreens, Sportsman's Warehouse
Rose City Center	1993/2012	2016	60,680	3	100.0%	805	Safeway Supermarket
Division Center	1987/2014	2017	123,072	24	99.0%	2,285	Grocery Outlet Supermarket, Rite Aid Pharmacy, Petco
Riverstone Marketplace	2004	2017	95,774	24	100.0%	2,425	Kroger (QFC) Supermarket
King City Plaza	1970/1980/ 1990	2018	62,676	18	99.2%	1,026	Grocery Outlet Supermarket, Anytime Fitness
Powell Valley Junction	1992/2002	2022	108,639	10	100.0%	1,176	Walmart Neighborhood Market, Planet Fitness

San Francisco metro area
Pleasant Hill Marketplace	1980	2010	69,715	3	100.0%	1,524	Total Wine and More, Basset Furniture
Pinole Vista Shopping Center	1981/2012	2011	141,093	29	98.1%	3,237	Save Mart (Lucky California) Supermarket, Planet Fitness
Country Club Gate Center	1974/2012	2011	109,331	34	98.7%	2,411	Save Mart (Lucky California) Supermarket, Rite Aid Pharmacy
Marlin Cove Shopping Center	1972/2001	2012	73,943	25	95.9%	2,561	99 Ranch Market
The Village at Novato	2006	2012	20,081	3	78.3%	458	Trader Joe’s
Santa Teresa Village	1979/2013	2012	131,263	38	97.9%	3,397	Grocery Outlet Supermarket, Dollar Tree, MedVet
Granada Shopping Center	1962/1994	2013	71,525	16	100.0%	1,568	Save Mart (Lucky California) Supermarket
Country Club Village	1995	2013	111,093	22	97.9%	2,269	Walmart Neighborhood Market, CVS Pharmacy

Property	Year Completed/ Renovated	Year Acquired	Gross Leasable Sq. Feet	Number of Tenants	% Leased	Annual Base Rent (1)	Principal Tenants

North Park Plaza	1997	2014	76,697	18	100.0%	2,851	H-Mart Supermarket
Winston Manor	1977/1988/ 2011/2015	2015	49,852	15	96.4%	1,849	Grocery Outlet Supermarket
Jackson Square	1972/1997	2015	114,220	18	99.1%	2,452	Safeway Supermarket, CVS Pharmacy, 24 Hour Fitness
Gateway Centre	1996	2015	112,553	23	95.5%	2,731	Save Mart (Lucky California) Supermarket, Dollar Tree
Iron Horse Plaza	1999	2015	61,915	10	100.0%	2,432	Lunardi’s Market
Monterey Center	2007	2016	25,626	9	100.0%	1,118	Trader Joe’s
Santa Rosa Southside Shopping Center	1984	2017	88,606	10	100.0%	1,874	REI, World Market, DSW
Monta Loma Plaza	1973/2010	2017	48,078	12	100.0%	1,580	Safeway Supermarket
Canyon Creek Plaza	2000/2018	2021	64,662	25	98.2%	2,192	New Seasons Market
Village Oaks Shopping Center	1984	2022	79,875	18	97.9%	1,493	Save Mart (Lucky California) Supermarket

Orange County metro area
Santa Ana Downtown Plaza	1987/2010	2010	105,536	30	98.3%	2,448	Kroger (Food 4 Less) Supermarket, Marshall’s
Sycamore Creek	2008	2010	74,198	18	100.0%	1,975	Safeway (Vons) Supermarket, CVS Pharmacy*
Desert Springs Marketplace	1994/2013	2011	113,718	20	97.0%	2,892	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Cypress Center West	1970/1978/ 2014	2012	112,080	30	92.7%	2,187	Kroger (Ralph’s) Supermarket, Rite Aid Pharmacy
Harbor Place Center	1994	2012	123,836	11	94.5%	1,862	AA Supermarket, Ross Dress For Less, AutoZone Mega Hub
5 Points Plaza	1962/2012/ 2015	2013	161,170	38	99.2%	4,822	Trader Joe’s
Peninsula Marketplace	2000	2013	95,416	15	100.0%	2,580	Kroger (Ralph’s) Supermarket, Planet Fitness
Fullerton Crossroads	1977/1997/ 2011	2017	219,899	26	97.7%	3,529	Kroger (Ralph’s) Supermarket, Kohl’s, Jo-Ann Fabrics and Crafts
The Village at Nellie Gail Ranch	1897/2015	2017	89,041	25	100.0%	3,174	Smart & Final Extra Supermarket

San Diego metro area
Marketplace Del Rio	1990/2004	2011	183,787	45	98.0%	3,733	Stater Brothers Supermarket, Walgreens, Planet Fitness
Renaissance Towne Centre	1991/2011	2011	52,866	31	99.1%	2,800	CVS Pharmacy
Bay Plaza	1986/2013	2012	73,324	27	93.6%	2,134	Seafood City Supermarket
Bernardo Heights Plaza	1983/2006	2013	37,729	5	100.0%	987	Sprouts Market
Hawthorne Crossings	1993/1999	2013	141,288	20	100.0%	3,638	Mitsuwa Supermarket, Ross Dress For Less, Staples
Creekside Plaza	1993/2005	2014	133,914	27	99.2%	3,502	Stater Brothers Supermarket, AMC Theatres
Palomar Village	1989/2019	2021	125,130	28	98.4%	2,149	Albertsons Supermarket, CVS Pharmacy
Total Retail Portfolio			10,556,718	2,057	97.7%	$237,826
_______________

(1)Annual base rent (“ABR”) is equal to the annualized cash rent for all leases in place as of December 31, 2023 (including initial cash rent for new leases).
* Retailer is not a tenant of the Company.

As illustrated by the following tables, the Company’s shopping centers are substantially diversified by both tenant mix and by the staggering of its major tenant lease expirations. For the year ended December 31, 2023, no single tenant comprised more than 5.6% of the total annual base rent of the Company’s portfolio.

The following table sets forth a summary schedule of the Company’s ten largest tenants by percent of total annual base rent, as of December 31, 2023:

Tenant	Number of Leases	% of Total ABR (1)
Albertsons / Safeway Supermarkets	21	5.6%
Kroger Supermarkets	11	3.3%
Save Mart Supermarkets	5	1.5%
Trader Joe’s	9	1.4%
Rite Aid Pharmacy	12	1.4%
Sprouts Markets	5	1.4%
Grocery Outlet Supermarkets	10	1.3%
JP Morgan Chase	20	1.3%
H-Mart Supermarkets	3	1.1%
Ross Dress For Less	6	1.1%
Total	102	19.4%
___________________

(1)ABR is equal to the annualized cash rent for all leases in place as of December 31, 2023 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place across the Company’s total retail portfolio at December 31, 2023 (dollars in thousands):

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	ABR (2)	% of Total ABR
2024	264	764,668	$19,236	8.1%
2025	310	1,302,980	28,699	12.0%
2026	319	1,437,841	31,799	13.4%
2027	303	1,117,767	27,532	11.5%
2028	313	1,661,508	41,616	17.5%
2029	163	1,036,151	23,582	9.9%
2030	70	611,843	13,732	5.8%
2031	66	511,751	10,847	4.6%
2032	77	493,347	11,142	4.7%
2033	77	507,053	11,038	4.7%
Thereafter	95	859,900	18,603	7.8%
Total	2,057	10,304,809	$237,826	100.0%
___________________

(1)Assumes no tenants exercise renewal options or cancellation options.
(2)ABR is equal to the annualized cash rent for all leases in place as of December 31, 2023 (including initial cash rent for new leases).

The following table sets forth a summary schedule of the annual lease expirations for leases in place with the Company’s retail anchor tenants at December 31, 2023 (dollars in thousands). Anchor tenants are tenants with leases occupying at least 15,000 square feet or more.

Year of Expiration	Number of Leases Expiring (1)	Leased Square Footage	ABR (2)	% of Total ABR
2024	7	280,724	$3,293	1.4%
2025	22	707,944	9,595	4.0%
2026	23	765,259	10,148	4.3%
2027	13	433,197	5,137	2.1%
2028	30	1,003,754	18,850	7.9%
2029	19	643,471	11,221	4.7%
2030	12	435,628	7,622	3.2%
2031	11	335,269	5,207	2.2%
2032	8	266,426	3,975	1.7%
2033	9	279,734	3,933	1.7%
Thereafter	15	589,340	9,569	4.0%
Total	169	5,740,746	$88,550	37.2%
____________________

(1)Assumes no tenants exercise renewal or cancellation options.
(2)ABR is equal to the annualized cash rent for all leases in place as of December 31, 2023 (including initial cash rent for new leases).

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

Holders

As of February 8, 2024, ROIC had 67 registered holders. Such information was obtained through the registrar and transfer agent.

Operating Partnership

As of December 31, 2023, the Operating Partnership had 48 registered holders, including Retail Opportunity Investments GP, LLC.

Stockholder Return Performance

The above graph compares the cumulative total return on the Company’s common stock with that of the Standard and Poor’s 500 Stock Index (“S&P 500”) and the National Association of Real Estate Investment Trusts Equity Index (“FTSE NAREIT Equity REITs”) from December 31, 2018 through December 31, 2023. The stock price performance graph assumes that an investor invested $100 in each of ROIC and the indices, and the reinvestment of any dividends. The comparisons in the graph are provided in accordance with the SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of ROIC’s shares of common stock.

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Retail Opportunity Investments Corp.	$100.00	$116.35	$89.62	$135.00	$107.14	$104.48
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
FTSE NAREIT Equity REITs	$100.00	$128.65	$122.12	$172.52	$129.53	$144.14

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of December 31, 2023, ROIC owned an approximate 94.4% partnership interest and other limited partners owned the remaining approximate 5.6% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of December 31, 2023, the Company’s portfolio consisted of 95 properties (94 retail and one office) totaling approximately 10.7 million square feet of GLA. As of December 31, 2023, the Company’s retail portfolio, excluding one shopping center that is currently planned for redevelopment and is no longer being managed as a retail asset, was approximately 97.7% leased. During the year ended December 31, 2023, the Company leased and renewed approximately 382,000 and 1.3 million square feet, respectively, in its portfolio.

The table below provides a reconciliation of beginning of year vacant space to end of year vacant space for its retail portfolio as of December 31, 2023:

Vacant Space Square Footage
Vacant space at December 31, 2022	196,348
Square footage vacated	189,509
Vacant space at shopping center planned for redevelopment	(22,413)
Square footage leased	(120,339)
Vacant space at December 31, 2023	243,105

The Company has committed approximately $15.3 million, or $40.15 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the year ended December 31, 2023. The Company has committed approximately $1.4 million, or $3.57 per square foot, in leasing commissions for the new leases that occurred during the year ended December 31, 2023. Additionally, the Company has committed approximately $1.4 million, or $1.07 per square foot, in tenant improvements, including building and site improvements, for the renewed leases that occurred during the year ended December 31, 2023. Leasing commission commitments for renewed leases were not material for the year ended December 31, 2023.

Results of Operations

At December 31, 2023, the Company had 95 properties (94 retail and one office), all of which are consolidated in the accompanying financial statements. The Company believes, because the properties are located in densely populated areas and are leased to retailers that provide necessity-based, non-discretionary goods and services, the nature of its investments provides for relatively stable revenue flows. The Company has a strong capital structure with manageable debt as of December 31, 2023. The Company expects to continue to actively explore acquisition opportunities consistent with its business strategy.

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

For the Company’s discussion related to the results of operations and liquidity and capital resources for fiscal year 2021, including certain comparisons of results for fiscal year 2022 to fiscal year 2021, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in its fiscal 2022 Form 10-K, filed with the Securities and Exchange Commission on February 16, 2023.

Results of Operations for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Property Operating Income

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to consolidated property operating income for the years ended December 31, 2023 and 2022 (in thousands):

		Year Ended December 31,
		2023	2022
Operating income per GAAP		$109,843	$114,685
Plus:	Depreciation and amortization	104,227	97,494
	General and administrative expenses	21,854	21,735
	Other expense	1,209	960
Less:	Gain on sale of real estate	—	(7,653)
Property operating income		$237,133	$227,221

The following comparison for the year ended December 31, 2023 compared to the year ended December 31, 2022, makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 95 properties as of December 31, 2023, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate headquarters and one property that is currently planned for redevelopment and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2023 related to the 87 same-center properties owned by the Company during the entirety of both the years ended December 31, 2023 and 2022 and consolidated into the Company’s financial statements during such periods (in thousands):

		Year Ended December 31, 2023
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$127,375	$(17,532)	$109,843
Plus:	Depreciation and amortization	96,082	8,145	104,227
	General and administrative expenses (1)	—	21,854	21,854
	Other expense (1)	—	1,209	1,209
Property operating income		$223,457	$13,676	$237,133
______________________

(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income in accordance with GAAP to property operating income for the year ended December 31, 2022 related to the 87 same-center properties owned by the Company during the entirety of both the years ended December 31, 2023 and 2022 and consolidated into the Company’s financial statements during such periods (in thousands):

		Year Ended December 31, 2022
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$124,862	$(10,177)	$114,685
Plus:	Depreciation and amortization	92,861	4,633	97,494
	General and administrative expenses (1)	—	21,735	21,735
	Other expense (1)	—	960	960
Less:	Gain on sale of real estate	—	(7,653)	(7,653)
Property operating income		$217,723	$9,498	$227,221
______________________

(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the year ended December 31, 2023, the Company generated property operating income of approximately $237.1 million compared to property operating income of approximately $227.2 million generated during the year ended December 31, 2022, representing an increase of approximately $9.9 million. The property operating income for the 87 same-center properties increased approximately $5.7 million primarily due to an increase in base rents driven by contractual rent increases and re-leasing spreads, as well as an increase in early lease termination fee income and lease settlement income received in the year ended December 31, 2023. These increases were offset by an increase in estimated uncollectible revenue and a decrease in the amortization of above- and below-market rent in the year ended December 31, 2023. The property operating income for the non same-center properties increased approximately $4.2 million primarily as a result of the net increase in the number of properties owned by the Company in 2023 as compared to 2022, as well as the timing of those acquisitions and dispositions.

Depreciation and amortization

The Company incurred depreciation and amortization expenses of approximately $104.2 million during the year ended December 31, 2023 compared to approximately $97.5 million incurred during the year ended December 31, 2022. Depreciation and amortization expenses increased approximately $6.7 million primarily as a result of the net increase in the number of properties owned by the Company in 2023 as compared to 2022, as well as the timing of those acquisitions and dispositions.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $21.9 million during the year ended December 31, 2023 compared to approximately $21.7 million incurred during the year ended December 31, 2022.

Gain on sale of real estate

On August 19, 2022, in connection with the acquisition of two properties, the Company sold Aurora Square, a shopping center located in Shoreline, Washington. The sales price of $36.2 million, less costs to sell, resulted in net proceeds of approximately $34.4 million. The Company recorded a gain on sale of real estate of approximately $7.7 million during the year ended December 31, 2022 related to this property disposition. There were no property sales during the year ended December 31, 2023.

Interest expense and other finance expenses

The Company incurred interest expense and other finance expenses of approximately $73.2 million during the year ended December 31, 2023 compared to approximately $59.2 million incurred during the year ended December 31, 2022. Interest expense and other finance expenses increased approximately $14.0 million during the year ended December 31, 2023, primarily due to the increase in interest rates and the increase in interest incurred on the Company’s Senior Notes Due 2028. The U.S. Federal Reserve has raised the federal funds rate multiple times during the years ended December 31, 2023 and 2022, and accordingly, market interest rates have increased significantly. It is expected that the U.S. Federal Reserve may decrease the federal funds rate during 2024. Should the U.S. Federal Reserve decrease rates in the future, this will likely result in decreases in market interest rates. However, even with decreased market interest rates, the Company anticipates an increase in interest expense during the year ended December 31, 2024 as compared to the year ended December 31, 2023, due to the incremental interest expected to be incurred on the Company’s Senior Notes Due 2028.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net income attributable to ROIC	$34,534	$51,869
Plus: Depreciation and amortization	104,227	97,494
Less: Gain on sale of real estate	—	(7,653)
Funds from operations – basic	138,761	141,710
Net income attributable to non-controlling interests	2,120	3,591
Funds from operations – diluted	$140,881	$145,301

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the years ended December 31, 2023 and 2022. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 87 of the Company’s 95 properties as of December 31, 2023, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate headquarters and one property that is currently planned for redevelopment and is no longer being managed as a retail asset (in thousands):

	Year Ended December 31,
	2023	2022
GAAP operating income	$109,843	$114,685
Depreciation and amortization	104,227	97,494
General and administrative expenses	21,854	21,735
Other expense	1,209	960
Gain on sale of real estate	—	(7,653)
Straight-line rent	(1,855)	(2,715)
Amortization of above- and below-market rent	(11,172)	(11,947)
Property revenues and other expenses (1)	(572)	(474)
Total Company cash NOI	223,534	212,085
Non same-center cash NOI	(12,178)	(8,226)
Same-center cash NOI	$211,356	$203,859
______________________

(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the year ended December 31, 2023, the Company generated same-center cash NOI of approximately $211.4 million compared to same-center cash NOI of approximately $203.9 million generated during the year ended December 31, 2022, representing a 3.7% increase. This increase of approximately $7.5 million is primarily due to an increase in base rents driven by contractual rent increases and re-leasing spreads, as well as an increase in early lease termination fee income and lease settlement income received, offset by an increase in estimated uncollectible revenue during the year ended December 31, 2023.

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

The Company recognizes the acquisition of real estate properties, including acquired tangible assets (consisting of land, buildings and improvements) and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases) at their relative fair value (for acquisitions not meeting the definition of a business) and fair value (for acquisitions meeting the definition of a business). The relative fair values used to allocate the cost of an asset acquisition are determined using the same methodologies and assumptions the Company utilizes to determine fair values in a business combination. Acquired lease intangible assets include above-market leases and acquired in-place leases, and Acquired lease intangible liabilities represent below-market leases in the accompanying consolidated balance sheets. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if it were vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases associated with the original lease term and option period, if applicable, is amortized to Rental revenue over the terms of the respective leases including option periods. The value of in-place leases is amortized to Depreciation expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2023.

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

During the year ended December 31, 2023, the Company’s primary sources of cash were distributions from the Operating Partnership and proceeds from the issuance of common stock. As of December 31, 2023, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

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

During the year ended December 31, 2023, ROIC sold a total of 904,290 shares under the Sales Agreement, which resulted in gross proceeds of approximately $12.8 million and commissions of approximately $128,000 paid to the Agents. The Company intends to use the net proceeds for general corporate purposes, which may include, among other things, the funding of acquisitions and additions to working capital.

For the year ended December 31, 2023, dividends paid and payable to stockholders totaled approximately $76.6 million. Additionally, for the year ended December 31, 2023, distributions paid and payable from the Operating Partnership to the non-controlling interest holders of OP Units (“OP Unitholders”) totaled approximately $4.8 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $147.5 million. For the year ended December 31, 2022, dividends paid and payable to stockholders totaled approximately $92.4 million. Additionally, for the year ended December 31, 2022, distributions paid from the Operating Partnership to the non-controlling interest OP Unitholders totaled approximately $6.6 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $149.0 million.

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

During the year ended December 31, 2023, the Operating Partnership’s primary sources of cash were proceeds from the issuance of unsecured senior notes, cash flows from operations and cash contributed by ROIC from the issuance of common stock. As of December 31, 2023, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

The Operating Partnership has an unsecured term loan (the “term loan”) with several banks acting as lenders. Effective March 2, 2023, the Operating Partnership entered into a Third Amendment to the First Amended and Restated Term Loan Agreement, dated as of September 8, 2017, as amended (the “Term Loan Agreement”). Under the Term Loan Agreement, the lenders agreed to provide $300.0 million of unsecured borrowings. The maturity date of the term loan is January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Operating Partnership may from time to time request increased aggregate commitments of $200.0 million if certain conditions are met, including the consent of the lenders to the additional commitments. Additionally, the Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks. Effective March 2, 2023, the Operating Partnership entered into a Third Amendment to the Second Amended and Restated Credit Agreement, dated as of September 8, 2017, (as amended, the “Credit Facility Agreement”). Under the Credit Facility Agreement, the Operating Partnership has borrowing capacity of up to $600.0 million. The maturity date under the Credit Facility Agreement is March 2, 2027, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the Credit Facility Agreement up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Refer to Note 5 of the accompanying consolidated financial statements for certain quantitative details related to the interest accrual calculations on outstanding principal amounts for both the Term Loan Agreement and Credit Facility Agreement.

As of December 31, 2023, $200.0 million and $75.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan and the credit facility during the year ended December 31, 2023 was 6.1% and 5.9%, respectively. As discussed in Note 11 of the accompanying consolidated financial statements, the Operating Partnership uses interest rate swaps to manage its interest rate risk. Effective March 31, 2023, $150.0 million of the Operating Partnership’s term loan was swapped at a blended interest rate of 5.4%. The Operating Partnership had no amounts available to borrow under the term loan at December 31, 2023. The Operating Partnership had approximately $525.0 million available to borrow under the credit facility at December 31, 2023.

On September 21, 2023, the Operating Partnership completed a registered underwritten public offering of $350.0 million aggregate principal amount of 6.75% Senior Notes due 2028. The Senior Notes Due 2028 pay interest semi-annually on April 15 and October 15, commencing on April 15, 2024, and mature on October 15, 2028, unless redeemed earlier by the Operating Partnership. ROIC fully and unconditionally guarantees the Operating Partnership’s obligations under the Senior Notes Due 2028 on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. Proceeds from this offering were used to pay down $100.0 million of borrowings under the term loan on September 21, 2023. The remaining proceeds from this offering, along with borrowings under the credit facility, were used for the repayment of the Operating Partnership’s $250.0 million Senior Notes Due 2023 on December 15, 2023.

Further, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in each of December 2017 and December 2014 and $200.0 million aggregate principal amount of unsecured senior notes in September 2016, each of which were fully and unconditionally guaranteed by the Company.

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2023.

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

The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

Cash Flows

The following table summarizes, for the periods indicated, selected items in the Company’s consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Net Cash Provided by (Used in):
Operating Activities	$147,478	$149,023
Investing Activities	$(70,791)	$(144,692)
Financing Activities	$(75,728)	$(12,235)

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to approximately $147.5 million during the year ended December 31, 2023, compared to approximately $149.0 million in the comparable period in 2022. This decrease of approximately $1.5 million during the year ended December 31, 2023 is primarily due to the increase in interest expense and the timing and collections of working capital accounts, offset by the increase in property operating income of approximately $9.9 million.

Investing Activities

Net cash flows used in investing activities amounted to approximately $70.8 million during the year ended December 31, 2023, compared to approximately $144.7 million in the comparable period in 2022. This decrease of approximately $73.9 million during the year ended December 31, 2023 is primarily due to the decrease in investments in real estate of approximately $98.9 million and the decrease in payments for improvements to properties of approximately $8.5 million, offset by the decrease in proceeds from the sale of real estate of approximately $34.4 million.

Financing Activities

Net cash flows used in financing activities amounted to approximately $75.7 million during the year ended December 31, 2023, compared to approximately $12.2 million in the comparable period in 2022. This increase of approximately $63.5 million for the year ended December 31, 2023 is primarily due to the repayment of unsecured senior notes of $250.0 million, the net increase in pay downs on the credit facility of $101.0 million, the pay down on the term loan of $100.0 million, the decrease in proceeds from the sale of common stock of approximately $12.4 million, and the increase in deferred financing costs of approximately $9.2 million related to the Credit Facility Agreement and the Senior Notes Due 2028. These fluctuations were offset by the increase in net proceeds from the issuance of unsecured senior notes of approximately $348.3 million, the decrease in dividend and distribution payments of approximately $37.9 million and the decrease in principal repayments on mortgages of approximately $23.4 million.

Material Cash Requirements

The following table represents the Company’s known contractual and other short-term (i.e., the next twelve months) and long-term (i.e., beyond the next twelve months) obligations as of December 31, 2023 (in thousands):

	Short-Term	Long-Term	Total
Material cash requirements:
Mortgage Notes Payable Principal (1)	$26,708	$33,337	$60,045
Mortgage Notes Payable Interest	1,627	991	2,618
Term loan (2)	—	200,000	200,000
Credit facility (3)	—	75,000	75,000
Senior Notes Due 2028 (4)	25,266	444,434	469,700
Senior Notes Due 2027 (4)	10,475	281,425	291,900
Senior Notes Due 2026 (4)	7,900	215,800	223,700
Senior Notes Due 2024 (5)	260,000	—	260,000
Operating lease obligations	1,364	33,217	34,581
Total	$333,340	$1,284,204	$1,617,544
__________________

(1)Does not include unamortized mortgage premium of approximately $72,000 as of December 31, 2023.
(2)The floating rate term loan accrues interest at the current rate of 5.7% as of December 31, 2023, which is inclusive of the $150.0 million swap agreements the Company entered into effective March 31, 2023.
(3)The floating rate credit facility accrues interest at the current rate of 6.3% as of December 31, 2023.
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

The Company has committed approximately $16.8 million and $1.4 million in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the year ended December 31, 2023.

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

Further, the Operating Partnership issued $250.0 million aggregate principal amount of unsecured senior notes in each of December 2017 and December 2014 and $200.0 million aggregate principal amount of unsecured senior notes in September 2016, each of which were fully and unconditionally guaranteed by the Company.

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

As of December 31, 2023, the Company had $275.0 million of variable rate debt outstanding. The Company primarily uses fixed-rate debt and interest rate swaps to manage its interest rate risk. The Company entered into interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 11 of the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps. The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of December 31, 2023, exclusive of non-performance risk (in thousands):

Swap Notional	Less 100 basis points	Less 50 basis points	December 31, 2023 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(281)	$8	$296	$583	$868
$50,000	$9	$153	$297	$440	$582

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

A 100 basis-point increase in short-term interest rates would have increased the Company’s interest expense by approximately $2.2 million for the year ended December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and the Board of Directors of Retail Opportunity Investments Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of real estate investments
Description of the Matter
At December 31, 2023, the Company’s real estate investments totaled $2.8 billion. As discussed in Note 1 of the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a real estate investment may not be recoverable. The Company did not identify any assets that were impaired at December 31, 2023.

Auditing management’s assessment of impairment is challenging due to the high degree of auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset. The significant inputs used in the assessment included capitalization rates and cash flows associated with each property, which were based on market information or property-specific factors including, where applicable, occupancy trends and other factors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s real estate impairment assessment process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators, including controls over management’s development and review of the significant inputs and assumptions described above used in the assessment.
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
San Diego, California
February 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Retail Opportunity Investments Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Retail Opportunity Investments Corp.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Retail Opportunity Investments Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedules listed in the Index at Item 8 and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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
February 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of Retail Opportunity Investments Partnership, LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Retail Opportunity Investments Partnership, LP (the “Operating Partnership”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedules listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of real estate investments
Description of the Matter
At December 31, 2023, the Operating Partnership’s real estate investments totaled $2.8 billion. As discussed in Note 1 of the consolidated financial statements, the Operating Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a real estate investment may not be recoverable. The Operating Partnership did not identify any assets that were impaired at December 31, 2023.

Auditing management’s assessment of impairment is challenging due to the high degree of auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Operating Partnership to evaluate the recoverability of the asset. The significant inputs used in the assessment included capitalization rates and cash flows associated with each property, which were based on market information or property-specific factors including, where applicable, occupancy trends and other factors.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s real estate impairment assessment process. For example, we tested controls over management’s process for identifying and evaluating potential impairment indicators, including controls over management’s development and review of the significant inputs and assumptions described above used in the assessment.
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
San Diego, California
February 15, 2024

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Real Estate Investments:
Land	$967,251	$958,236
Building and improvements	2,500,647	2,452,857
	3,467,898	3,411,093
Less: accumulated depreciation	654,543	578,593
	2,813,355	2,832,500
Mortgage note receivable	4,694	4,786
Real Estate Investments, net	2,818,049	2,837,286
Cash and cash equivalents	6,302	5,598
Restricted cash	2,116	1,861
Tenant and other receivables, net	61,193	57,546
Deposits	—	500
Acquired lease intangible assets, net	42,791	52,428
Prepaid expenses	3,354	5,957
Deferred charges, net	27,294	26,683
Other assets	16,541	16,420
Total assets	$2,977,640	$3,004,279

LIABILITIES AND EQUITY
Liabilities:
Term loan	$199,745	$299,253
Credit facility	75,000	88,000
Senior Notes	1,043,593	946,849
Mortgage notes payable	60,052	60,917
Acquired lease intangible liabilities, net	137,820	152,117
Accounts payable and accrued expenses	50,598	22,885
Tenants’ security deposits	8,205	7,701
Other liabilities	39,420	41,959
Total liabilities	1,614,433	1,619,681

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 126,904,085 and 124,538,811 shares issued and outstanding at December 31, 2023 and 2022, respectively	13	12
Additional paid-in capital	1,643,908	1,612,126
Accumulated dividends in excess of earnings	(357,160)	(315,984)
Accumulated other comprehensive income	559	14
Total Retail Opportunity Investments Corp. stockholders’ equity	1,287,320	1,296,168
Non-controlling interests	75,887	88,430
Total equity	1,363,207	1,384,598
Total liabilities and equity	$2,977,640	$3,004,279

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Rental revenue	$319,056	$308,960	$280,924
Other income	8,676	3,969	3,176
Total revenues	327,732	312,929	284,100

Operating expenses
Property operating	55,166	51,057	44,439
Property taxes	35,433	34,651	33,663
Depreciation and amortization	104,227	97,494	92,929
General and administrative expenses	21,854	21,735	19,654
Other expense	1,209	960	860
Total operating expenses	217,889	205,897	191,545

Gain on sale of real estate	—	7,653	22,340

Operating income	109,843	114,685	114,895

Non-operating expenses
Interest expense and other finance expenses	(73,189)	(59,225)	(57,535)
Net income	36,654	55,460	57,360
Net income attributable to non-controlling interests	(2,120)	(3,591)	(3,852)
Net Income Attributable to Retail Opportunity Investments Corp.	$34,534	$51,869	$53,508

Earnings per share – basic and diluted	$0.27	$0.42	$0.44

Dividends per common share	$0.60	$0.56	$0.51

Comprehensive income:
Net income	$36,654	$55,460	$57,360
Other comprehensive income:
Unrealized swap derivative gain arising during the period	1,582	1,104	216
Reclassification adjustment for amortization to interest expense included in net income	(1,005)	2,286	5,894
Other comprehensive income:	577	3,390	6,110
Comprehensive income	37,231	58,850	63,470
Comprehensive income attributable to non-controlling interests	(2,152)	(3,813)	(4,304)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$35,079	$55,037	$59,166

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive (loss) income	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2020	118,085,155	$12	$1,497,662	$(289,309)	$(8,812)	$91,606	$1,291,159
Shares issued under the Equity Incentive Plan	535,819	—	428	—	—	—	428
Shares withheld for employee taxes	(142,247)	—	(1,905)	—	—	—	(1,905)
Cancellation of restricted stock	(5,482)	—	—	—	—	—	—
Stock based compensation expense	—	—	9,735	—	—	1,295	11,030
Redemption of OP Units	423,986	—	6,858	—	—	(6,858)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(3,625)	—	—	3,625	—
Proceeds from the issuance of common stock	3,788,035	—	69,602	—	—	—	69,602
Registration expenditures	—	—	(918)	—	—	—	(918)
Cash dividends ($0.51 per share)	—	—	—	(61,717)	—	(4,395)	(66,112)
Dividends payable to officers	—	—	—	(283)	—	(118)	(401)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	53,508	—	—	53,508
Net income attributable to non-controlling interests	—	—	—	—	—	3,852	3,852
Other comprehensive income	—	—	—	—	5,658	452	6,110
Balance at December 31, 2021	122,685,266	$12	$1,577,837	$(297,801)	$(3,154)	$89,459	$1,366,353
Shares issued under the Equity Incentive Plan	406,106	—	302	—	—	—	302
Shares withheld for employee taxes	(123,466)	—	(2,416)	—	—	—	(2,416)
Cancellation of restricted stock	(14,148)	—	—	—	—	—	—
Stock based compensation expense	—	—	11,949	—	—	—	11,949
Redemption of OP Units	296,840	—	5,071	—	—	(5,071)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(5,017)	—	—	5,017	—
Proceeds from the issuance of common stock	1,288,213	—	25,199	—	—	—	25,199
Registration expenditures	—	—	(799)	—	—	—	(799)
Cash dividends ($0.56 per share)	—	—	—	(69,533)	—	(4,788)	(74,321)
Dividends payable to officers	—	—	—	(519)	—	—	(519)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	51,869	—	—	51,869
Net income attributable to non-controlling interests	—	—	—	—	—	3,591	3,591
Other comprehensive income	—	—	—	—	3,168	222	3,390
Balance at December 31, 2022	124,538,811	$12	$1,612,126	$(315,984)	$14	$88,430	$1,384,598
Shares issued under the Equity Incentive Plan	700,691	—	32	—	—	—	32
Shares withheld for employee taxes	(220,282)	—	(3,291)	—	—	—	(3,291)
Cancellation of restricted stock	(29,425)	—	—	—	—	—	—
Stock based compensation expense	—	—	10,899	—	—	1,813	12,712
Redemption of OP Units	1,010,000	1	13,388	—	—	(13,389)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(1,680)	—	—	1,680	—
Proceeds from the issuance of common stock	904,290	—	12,828	—	—	—	12,828
Registration expenditures	—	—	(394)	—	—	—	(394)
Cash dividends ($0.60 per share)	—	—	—	(75,450)	—	(4,614)	(80,064)
Dividends payable to officers	—	—	—	(260)	—	(185)	(445)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	34,534	—	—	34,534
Net income attributable to non-controlling interests	—	—	—	—	—	2,120	2,120
Other comprehensive income	—	—	—	—	545	32	577
Balance at December 31, 2023	126,904,085	$13	$1,643,908	$(357,160)	$559	$75,887	$1,363,207

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,654	$55,460	$57,360
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	104,227	97,494	92,929
Amortization of deferred financing costs and mortgage discounts and premiums, net	3,920	2,559	2,383
Straight-line rent adjustment	(1,855)	(2,715)	(959)
Amortization of above-market and below-market rent	(11,172)	(11,947)	(8,795)
Amortization relating to stock based compensation	12,712	11,949	11,030
Provisions for tenant credit losses	3,369	2,034	2,779
Other noncash interest (income) expense	(15)	(57)	45
Gain on sale of real estate	—	(7,653)	(22,340)
Change in operating assets and liabilities:
Tenant and other receivables	(5,453)	(1,976)	(1,039)
Prepaid expenses	2,604	(630)	(597)
Accounts payable and accrued expenses	5,566	1,242	5,072
Other assets and liabilities, net	(3,079)	3,263	(1,536)
Net cash provided by operating activities	147,478	149,023	136,332

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(21,758)	(120,639)	(125,490)
Proceeds from sale of real estate	—	34,435	68,003
Improvements to properties	(49,625)	(58,077)	(46,242)
Deposits on real estate acquisitions	500	(500)	—
Proceeds on repayment of mortgage note receivable	92	89	84
Net cash used in investing activities	(70,791)	(144,692)	(103,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(686)	(24,133)	(716)
Payments on term loan	(100,000)	—	—
Proceeds from draws on credit facility	168,000	168,000	30,000
Payments on credit facility	(181,000)	(80,000)	(78,000)
Proceeds from issuance of Senior Notes	348,289	—	—
Repayment of Senior Notes	(250,000)	—	—
Distributions to OP Unitholders	(3,498)	(6,628)	(2,857)
Deferred financing and other costs	(9,160)	—	—
Proceeds from the sale of common stock	12,828	25,199	69,602
Registration expenditures	(394)	(976)	(740)
Dividends paid to common stockholders	(56,848)	(91,583)	(39,772)
Common shares issued under the Equity Incentive Plan	32	302	428
Shares withheld for employee taxes	(3,291)	(2,416)	(1,905)
Net cash used in financing activities	(75,728)	(12,235)	(23,960)
Net increase (decrease) in cash, cash equivalents and restricted cash	959	(7,904)	8,727
Cash, cash equivalents and restricted cash at beginning of period	7,459	15,363	6,636
Cash, cash equivalents and restricted cash at end of period	$8,418	$7,459	$15,363

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$6,302	$5,598	$13,218
Restricted cash	2,116	1,861	2,145
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$8,418	$7,459	$15,363

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	December 31, 2023	December 31, 2022
ASSETS
Real Estate Investments:
Land	$967,251	$958,236
Building and improvements	2,500,647	2,452,857
	3,467,898	3,411,093
Less: accumulated depreciation	654,543	578,593
	2,813,355	2,832,500
Mortgage note receivable	4,694	4,786
Real Estate Investments, net	2,818,049	2,837,286
Cash and cash equivalents	6,302	5,598
Restricted cash	2,116	1,861
Tenant and other receivables, net	61,193	57,546
Deposits	—	500
Acquired lease intangible assets, net	42,791	52,428
Prepaid expenses	3,354	5,957
Deferred charges, net	27,294	26,683
Other assets	16,541	16,420
Total assets	$2,977,640	$3,004,279

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$199,745	$299,253
Credit facility	75,000	88,000
Senior Notes	1,043,593	946,849
Mortgage notes payable	60,052	60,917
Acquired lease intangible liabilities, net	137,820	152,117
Accounts payable and accrued expenses	50,598	22,885
Tenants’ security deposits	8,205	7,701
Other liabilities	39,420	41,959
Total liabilities	1,614,433	1,619,681

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,286,761	1,296,154
Limited partners’ capital	75,854	88,429
Accumulated other comprehensive income	592	15
Total capital	1,363,207	1,384,598
Total liabilities and capital	$2,977,640	$3,004,279

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Revenues
Rental revenue	$319,056	$308,960	$280,924
Other income	8,676	3,969	3,176
Total revenues	327,732	312,929	284,100

Operating expenses
Property operating	55,166	51,057	44,439
Property taxes	35,433	34,651	33,663
Depreciation and amortization	104,227	97,494	92,929
General and administrative expenses	21,854	21,735	19,654
Other expense	1,209	960	860
Total operating expenses	217,889	205,897	191,545

Gain on sale of real estate	—	7,653	22,340

Operating income	109,843	114,685	114,895

Non-operating expenses
Interest expense and other finance expenses	(73,189)	(59,225)	(57,535)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$36,654	$55,460	$57,360

Earnings per unit - basic and diluted	$0.27	$0.42	$0.44

Distributions per unit	$0.60	$0.56	$0.51

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$36,654	$55,460	$57,360
Other comprehensive income:
Unrealized swap derivative gain arising during the period	1,582	1,104	216
Reclassification adjustment for amortization to interest expense included in net income	(1,005)	2,286	5,894
Other comprehensive income:	577	3,390	6,110
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$37,231	$58,850	$63,470

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive (loss) income
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2020	8,966,083	$92,279	118,085,155	$1,208,365	$(9,485)	$1,291,159
OP Units issued under the Equity Incentive Plan	—	—	535,819	428	—	428
OP Units withheld for employee taxes	—	—	(142,247)	(1,905)	—	(1,905)
Cancellation of OP Units	—	—	(5,482)	—	—	—
Stock based compensation expense	—	1,295	—	9,735	—	11,030
Equity redemption of OP Units	(423,986)	(6,858)	423,986	6,858	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	3,625	—	(3,625)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	3,788,035	69,602	—	69,602
Registration expenditures	—	—	—	(918)	—	(918)
Cash distributions ($0.51 per unit)	—	(4,395)	—	(61,717)	—	(66,112)
Distributions payable to officers	—	(118)	—	(283)	—	(401)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	3,852	—	53,508	—	57,360
Other comprehensive income	—	—	—	—	6,110	6,110
Balance at December 31, 2021	8,542,097	$89,680	122,685,266	$1,280,048	$(3,375)	$1,366,353
OP Units issued under the Equity Incentive Plan	201,860	—	406,106	302	—	302
OP Units withheld for employee taxes	—	—	(123,466)	(2,416)	—	(2,416)
Cancellation of OP Units	—	—	(14,148)	—	—	—
Stock based compensation expense	—	—	—	11,949	—	11,949
Equity redemption of OP Units	(296,840)	(5,071)	296,840	5,071	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	5,017	—	(5,017)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	1,288,213	25,199	—	25,199
Registration expenditures	—	—	—	(799)	—	(799)
Cash distributions ($0.56 per unit)	—	(4,788)	—	(69,533)	—	(74,321)
Distributions payable to officers	—	—	—	(519)	—	(519)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	3,591	—	51,869	—	55,460
Other comprehensive income	—	—	—	—	3,390	3,390
Balance at December 31, 2022	8,447,117	$88,429	124,538,811	$1,296,154	$15	$1,384,598
OP Units issued under the Equity Incentive Plan	—	—	700,691	32	—	32
OP Units withheld for employee taxes	—	—	(220,282)	(3,291)	—	(3,291)
Cancellation of OP Units	—	—	(29,425)	—	—	—
Stock based compensation expense	—	1,813	—	10,899	—	12,712
Equity redemption of OP Units	(1,010,000)	(13,389)	1,010,000	13,389	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	1,680	—	(1,680)	—	—
Issuance of OP Units in connection with sale of common stock	—	—	904,290	12,828	—	12,828
Registration expenditures	—	—	—	(394)	—	(394)
Cash distributions ($0.60 per unit)	—	(4,614)	—	(75,450)	—	(80,064)
Distributions payable to officers	—	(185)	—	(260)	—	(445)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	2,120	—	34,534	—	36,654
Other comprehensive income	—	—	—	—	577	577
Balance at December 31, 2023	7,437,117	$75,854	126,904,085	$1,286,761	$592	$1,363,207

(1)Consists of limited partnership interests held by third parties.
(2)Consists of general and limited partnership interests held by ROIC.
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,654	$55,460	$57,360
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	104,227	97,494	92,929
Amortization of deferred financing costs and mortgage discounts and premiums, net	3,920	2,559	2,383
Straight-line rent adjustment	(1,855)	(2,715)	(959)
Amortization of above-market and below-market rent	(11,172)	(11,947)	(8,795)
Amortization relating to stock based compensation	12,712	11,949	11,030
Provisions for tenant credit losses	3,369	2,034	2,779
Other noncash interest (income) expense	(15)	(57)	45
Gain on sale of real estate	—	(7,653)	(22,340)
Change in operating assets and liabilities:
Tenant and other receivables	(5,453)	(1,976)	(1,039)
Prepaid expenses	2,604	(630)	(597)
Accounts payable and accrued expenses	5,566	1,242	5,072
Other assets and liabilities, net	(3,079)	3,263	(1,536)
Net cash provided by operating activities	147,478	149,023	136,332

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(21,758)	(120,639)	(125,490)
Proceeds from sale of real estate	—	34,435	68,003
Improvements to properties	(49,625)	(58,077)	(46,242)
Deposits on real estate acquisitions	500	(500)	—
Proceeds on repayment of mortgage note receivable	92	89	84
Net cash used in investing activities	(70,791)	(144,692)	(103,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(686)	(24,133)	(716)
Payments on term loan	(100,000)	—	—
Proceeds from draws on credit facility	168,000	168,000	30,000
Payments on credit facility	(181,000)	(80,000)	(78,000)
Proceeds from issuance of Senior Notes	348,289	—	—
Repayment of Senior Notes	(250,000)	—	—
Deferred financing and other costs	(9,160)	—	—
Proceeds from the issuance of OP Units in connection with issuance of common stock	12,828	25,199	69,602
Registration expenditures	(394)	(976)	(740)
Distributions to OP Unitholders	(60,346)	(98,211)	(42,629)
Issuance of OP Units under the Equity Incentive Plan	32	302	428
OP Units withheld for employee taxes	(3,291)	(2,416)	(1,905)
Net cash used in financing activities	(75,728)	(12,235)	(23,960)
Net increase (decrease) in cash, cash equivalents and restricted cash	959	(7,904)	8,727
Cash, cash equivalents and restricted cash at beginning of period	7,459	15,363	6,636
Cash, cash equivalents and restricted cash at end of period	$8,418	$7,459	$15,363

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$6,302	$5,598	$13,218
Restricted cash	2,116	1,861	2,145
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$8,418	$7,459	$15,363

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

The Company follows the Financial Accounting Standards Board (“FASB”) guidance for determining whether an entity is a VIE and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Company has concluded that the Operating Partnership is a VIE, and because they have both the power and the rights to control the Operating Partnership, they are the primary beneficiary and are required to continue to consolidate the Operating Partnership.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of December 31, 2023, the statute of limitations for the tax years 2019 through and including 2022 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

The following table sets forth the dividends declared per share of ROIC’s common stock and the tax status for U.S. federal income tax purposes of such dividends declared during the year ended December 31, 2023.

Record Date	Payable Date	Total Distribution per Share	Ordinary Income per Share	Section 199A Dividends (1)
3/17/2023	4/7/2023	$0.1500	$0.1500	$0.1500
6/16/2023	7/7/2023	$0.1500	$0.1500	$0.1500
9/15/2023	10/6/2023	$0.1500	$0.1500	$0.1500
12/15/2023	1/5/2024	$0.1500	$0.1500	$0.1500
 ______________________

(1)Represents dividends eligible for the 20% qualified business income deduction under Section 199A, and is included in “Ordinary Income per Share”

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the years ended December 31, 2023 and 2022, capitalized costs related to the improvement or replacement of real estate properties were approximately $50.9 million and $55.1 million, respectively.

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

The Company recognizes the acquisition of real estate properties, including acquired tangible assets (consisting of land, buildings and improvements) and acquired intangible assets and liabilities (consisting of above-market and below-market leases and acquired in-place leases) at their relative fair value (for acquisitions not meeting the definition of a business) and fair value (for acquisitions meeting the definition of a business). The relative fair values used to allocate the cost of an asset acquisition are determined using the same methodologies and assumptions the Company utilizes to determine fair value in a business combination. Substantially all of the Company’s acquisitions are accounted for as asset acquisitions.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if it were vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases associated with the original lease term and option periods, if applicable, is amortized to Rental revenue over the terms of the respective leases including option periods. The value of in-place leases is amortized to Depreciation expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the years ended December 31, 2023, 2022 or 2021.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at December 31, 2023 or December 31, 2022.

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

Revenue Recognition and Collectability

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The allowance for doubtful accounts at December 31, 2023 and December 31, 2022 was approximately $17.4 million and $15.7 million, respectively.

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

The unamortized balances of deferred leasing costs included in deferred charges in the Consolidated Balance Sheets as of December 31, 2023 that will be charged to future operations are as follows (in thousands):

Lease Origination Costs
2024	$3,956
2025	3,413
2026	2,807
2027	2,355
2028	1,994
Thereafter	7,762
Total	$22,287

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

For the years ended December 31, 2023, 2022 and 2021, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive non-forfeitable dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units (as defined below) outstanding under the Equity Incentive Plan described in Note 8 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$36,654	$55,460	$57,360
Less income attributable to non-controlling interests	(2,120)	(3,591)	(3,852)
Less earnings allocated to participating securities	(455)	(378)	(355)
Net income available for common stockholders, basic	$34,079	$51,491	$53,153
Numerator:
Net income	$36,654	$55,460	$57,360
Less earnings allocated to participating securities	(455)	(378)	(355)
Net income available for common stockholders, diluted	$36,199	$55,082	$57,005
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	124,999,568	123,394,745	119,544,749
OP Units	7,717,199	8,566,343	8,650,485
Performance-based restricted stock awards and LTIP Units	148,163	323,027	250,585
Stock options	—	820	8,079
Denominator for diluted EPS – weighted average common equivalent shares	132,864,930	132,284,935	128,453,898

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$36,654	$55,460	$57,360
Less earnings allocated to participating securities	(455)	(378)	(355)
Net income available to unitholders, basic and diluted	$36,199	$55,082	$57,005
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	132,716,767	131,961,088	128,195,234
Performance-based restricted stock awards and LTIP Units	148,163	323,027	250,585
Stock options	—	820	8,079
Denominator for diluted earnings per unit – weighted average common equivalent units	132,864,930	132,284,935	128,453,898

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 8.

The Company accounts for its stock-based compensation plan based on the FASB guidance which requires that compensation expense be recognized based on the fair value of the stock awards less forfeitures. Restricted stock grants vest based upon the completion of a service period (“time-based restricted stock grants”) and/or the Company meeting certain pre-established operational performance goals and market-indexed financial performance criteria (“performance-based restricted stock grants”). Accordingly, if such vesting criteria are not met, the Company accounts for forfeitures as they occur. Time-based restricted stock grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based restricted stock grants subject to market-indexed performance criteria, a Monte Carlo valuation model is used, taking into account the underlying contingency risks associated with the performance criteria. All other performance-

based restricted stock grants are valued according to the market price of the Company’s common stock at the date of grant. It is the Company’s policy to grant options with an exercise price equal to the quoted closing market price of stock on the grant date.

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

Consolidated Statements of Cash Flows - Supplemental Disclosures

The following tables provides supplemental disclosures related to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash activities:
Cash paid on gross receipts and income for federal and state purposes	$315	$386	$292
Interest paid	$63,192	$56,642	$55,104
Other non-cash investing and financing activities:
Increase in intangible lease liabilities	$—	$30,981	$21,563
Increase in interest rate swap asset	$592	$—	$—
Decrease in interest rate swap liability	$—	$(3,447)	$(6,064)
Accrued real estate improvement costs	$5,372	$3,670	$7,122
Equity redemption of OP Units	$13,389	$5,071	$6,858
Dividends and distributions payable	$21,011	$849	$24,219

2.  Real Estate Investments

The following real estate investment transactions occurred during the years ended December 31, 2023 and December 31, 2022.

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

Property Asset Acquisitions in 2023

On December 1, 2023, the Company acquired the property known as Foothill Plaza, located in La Verne, California, within the Los Angeles metropolitan area, for an adjusted purchase price of approximately $21.9 million. Foothill Plaza is approximately 65,000 square feet and is anchored by Sprouts Market. The property was acquired with cash on hand.

Property Asset Acquisitions in 2022

During the year ended December 31, 2022, the Company acquired five properties with a total of approximately 502,000 square feet for a total adjusted purchase price of approximately $120.6 million.

The financial information set forth below summarizes the Company’s purchase price allocation for property assets acquired during the years ended December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Assets
Land	$8,748	$51,150
Building and improvements	13,122	86,263
Acquired lease intangible asset	—	8,745
Deferred charges	—	5,462
Assets acquired	$21,870	$151,620

Liabilities
Acquired lease intangible liability	—	30,981
Liabilities assumed	$—	$30,981

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2023, for the property asset acquired during the year ended December 31, 2023 (in thousands):

Year Ended
December 31, 2023
Statement of operations:
Revenues	$163
Net income attributable to Retail Opportunity Investments Corp.	$93

The following table summarizes the operating results included in the Company’s historical consolidated statement of operations for the year ended December 31, 2022, for property assets acquired during the year ended December 31, 2022 (in thousands):

Year Ended
December 31, 2022
Statement of operations:
Revenues	$6,450
Net income attributable to Retail Opportunity Investments Corp.	$2,261

Property Dispositions in 2022

During the year ended December 31, 2022, the Company sold one property. The total sales price of approximately $36.2 million, less costs to sell, resulted in net proceeds of approximately $34.4 million. The Company recorded a gain on sale of real estate of approximately $7.7 million during the year ended December 31, 2022 related to this property disposition. The Company did not have any property dispositions during the year ended December 31, 2023.

Any reference to square footage or occupancy is unaudited and outside the scope of the Company’s independent registered public accounting firm’s audit of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

3.  Acquired Lease Intangibles

Intangible assets and liabilities as of December 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	December 31,
	2023	2022
Assets:
In-place leases	$65,300	$70,133
Accumulated amortization	(29,084)	(27,405)
Above-market leases	17,543	21,307
Accumulated amortization	(10,968)	(11,607)
Acquired lease intangible assets, net	$42,791	$52,428
Liabilities:
Below-market leases	$191,294	$205,421
Accumulated amortization	(53,474)	(53,304)
Acquired lease intangible liabilities, net	$137,820	$152,117

For the years ended December 31, 2023, 2022 and 2021, the net amortization of acquired lease intangible assets and acquired lease intangible liabilities for above- and below-market leases was $11.2 million, $11.9 million and $8.8 million, respectively, which amounts are included in Rental revenue in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2023, 2022 and 2021, the amortization of in-place leases was $6.5 million, $5.9 million and $4.8 million, respectively, which amounts are included in Depreciation and amortization in the accompanying consolidated statements of operations and comprehensive income.

The scheduled future amortization of acquired lease intangible assets as of December 31, 2023 is as follows (in thousands):

Year Ending December 31:
2024	$5,550
2025	4,687
2026	3,802
2027	3,150
2028	2,864
Thereafter	22,738
Total future amortization of acquired lease intangible assets	$42,791

The scheduled future amortization of acquired lease intangible liabilities as of December 31, 2023 is as follows (in thousands):

Year Ending December 31:
2024	$11,474
2025	10,893
2026	10,031
2027	9,347
2028	8,969
Thereafter	87,106
Total future amortization of acquired lease intangible liabilities	$137,820

4.  Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of December 31, 2023 are summarized as follows (in thousands):

Year Ending December 31:
2024	$223,572
2025	200,817
2026	172,190
2027	142,175
2028	109,621
Thereafter	370,075
Total minimum lease payments	$1,218,450

5.  Mortgage Notes Payable, Credit Facilities and Senior Notes

ROIC does not hold any indebtedness. All debt is held directly or indirectly by the Operating Partnership; however, ROIC has guaranteed the Operating Partnership’s unsecured term loan, unsecured revolving credit facility, carve-out guarantees on property-level debt, and the Senior Notes. Costs incurred in obtaining long-term financing are amortized ratably over the related debt agreement. The amortization of deferred financing costs and debt discounts is included in Interest expense and other finance expenses in the consolidated statements of operations and comprehensive income.

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at December 31, 2023 and December 31, 2022, respectively, were as follows (in thousands, except interest rates):

	Maturity Date	Interest Rate	December 31,
Property			2023	2022
Fullerton Crossroads	April 2024	4.728%	26,000	26,000
Diamond Hills Plaza	October 2025	3.550%	34,045	34,731
			60,045	60,731
Unamortized mortgage premiums			72	288
Net unamortized deferred financing costs			(65)	(102)
Total mortgage notes payable			$60,052	$60,917

The combined aggregate principal maturities of mortgage notes payable during the next five years and thereafter are as follows (in thousands):

	Principal Repayments	Scheduled Amortization	Mortgage Premium	Total
2024	$26,000	$708	$72	$26,780
2025	32,787	550	—	33,337
Thereafter	—	—	—	—
Total	$58,787	$1,258	$72	$60,117

Term Loan and Credit Facility

The carrying values of the Operating Partnership’s unsecured term loan (the “term loan”) were as follows (in thousands):

	December 31,
	2023	2022
Term loan	$200,000	$300,000
Net unamortized deferred financing costs	(255)	(747)
Term loan	$199,745	$299,253

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

Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company, currently 0.20%, and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement, of which the Operating Partnership had $150,000 outstanding as of December 31, 2023. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

As of December 31, 2023, $75.0 million was outstanding under the credit facility, compared to $88.0 million outstanding as of December 31, 2022. The net unamortized deferred financing costs, which are included in Deferred charges, net in the accompanying consolidated balance sheets, were approximately $5.0 million as of December 31, 2023 compared to approximately $1.0 million as of December 31, 2022.

The weighted average interest rate on the term loan during the year ended December 31, 2023 was 6.1%. As discussed in Note 11 of the accompanying consolidated financial statements, the Company uses interest rate swaps to help manage its interest rate risk. Effective March 31, 2023, $150.0 million of the Company’s term loan was swapped at a blended interest rate of 5.4%. The weighted average interest rate on the credit facility during the year ended December 31, 2023 was 5.9%. The Company had no amounts available to borrow under the term loan at December 31, 2023. The Company had approximately $525.0 million available to borrow under the credit facility at December 31, 2023.

Senior Notes

The Operating Partnership issued $350.0 million aggregate principal amount of unsecured senior notes in September 2023 (the “Senior Notes Due 2028”), $250.0 million aggregate principal amount of unsecured senior notes in December 2017 (the “Senior Notes Due 2027”), $200.0 million aggregate principal amount of unsecured senior notes in September 2016 (the “Senior Notes Due 2026”), and $250.0 million aggregate principal amount of unsecured senior notes in December 2014 (the “Senior Notes Due 2024” and collectively with the Senior Notes Due 2026, the Senior Notes Due 2027 and the Senior Notes Due 2028, the “Senior Notes”).

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

On September 21, 2023, the Operating Partnership completed a registered underwritten public offering of $350.0 million aggregate principal amount of 6.75% Senior Notes due 2028. Proceeds from the Senior Notes Due 2028 were used to pay down $100.0 million of borrowings under the term loan on September 21, 2023. The remaining proceeds from this offering, along with borrowings under the credit facility, were used for the repayment of the Operating Partnership’s $250.0 million Senior Notes Due 2023 on December 15, 2023.

The Operating Partnership completed registered underwritten public offerings for the Senior Notes Due 2028 and the Senior Notes Due 2024 and completed private placements for the Senior Notes Due 2027 and the Senior Notes Due 2026. The Senior Notes are the Operating Partnership’s senior unsecured obligations that rank equally in right of payment with the Operating Partnership’s other unsecured indebtedness, and effectively junior to (i) all of the indebtedness and other liabilities, whether secured or unsecured, and any preferred equity of the Operating Partnership’s subsidiaries, and (ii) all of the Operating Partnership’s indebtedness that is secured by its assets, to the extent of the value of the collateral securing such indebtedness outstanding. ROIC fully and unconditionally guarantees the Operating Partnership’s obligations under the Senior Notes on a senior unsecured basis, including the due and punctual payment of principal of, and premium, if any, and interest on, the notes, whether at stated maturity, upon acceleration, notice of redemption or otherwise. ROIC’s guarantees are senior unsecured obligations of ROIC and rank equally in right of payment with all other senior unsecured indebtedness of ROIC. ROIC’s guarantees of the Senior Notes are effectively subordinated in right of payment to all liabilities, whether secured or unsecured, and any preferred equity of ROIC’s subsidiaries (including the Operating Partnership and any entity ROIC accounts for under the equity method of accounting).

The carrying value of the Operating Partnership’s Senior Notes are as follows (in thousands):

	December 31,
	2023	2022
Principal amount	$1,050,000	$950,000
Unamortized debt discount	(2,033)	(1,304)
Net unamortized deferred financing costs	(4,374)	(1,847)
Senior Notes	$1,043,593	$946,849

The combined aggregate principal maturities of the Operating Partnership’s unsecured senior notes payable during the next five years and thereafter are as follows (in thousands):

Principal Repayments
2024	$250,000
2025	—
2026	200,000
2027	250,000
2028	350,000
Thereafter	—
Total	$1,050,000

Deferred Financing Costs and Debt Discounts

The unamortized balances of deferred financing costs and discounts associated with the term loan, Senior Notes Due 2028, Senior Notes Due 2027, Senior Notes Due 2026, Senior Notes Due 2024, and mortgage notes payable, included as a direct reduction from the carrying amount of the related debt instrument in the consolidated balance sheets, and the unamortized balances of deferred financing costs associated with the credit facility, included in Deferred charges, net in the consolidated balance sheets as of December 31, 2023 that will be charged to future operations during the next five years and thereafter are as follows (in thousands):

Financing Costs
2024	$3,703
2025	2,873
2026	2,836
2027	1,479
2028	843
Thereafter	—
Total	$11,734

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at December 31, 2023.

6.  Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of December 31, 2023 and December 31, 2022, there were no shares of preferred stock outstanding.

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

For both the three months and year ended December 31, 2023, ROIC sold a total of 904,290 shares under the Sales Agreement, which resulted in gross proceeds of approximately $12.8 million and commissions of approximately $128,000 paid to the Agents.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the year ended December 31, 2023, the Company did not repurchase any shares of common stock under this program.

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

The Company has made, under both the Equity Incentive Plan and the Prior Plan, certain awards in the form of a separate series of units of limited partnership interests in its Operating Partnership called LTIP Units. LTIP Units can be granted either as free-standing awards or in tandem with other awards under the Equity Incentive Plan. The LTIP Units are subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, achievement of pre-established operational performance goals and market-indexed performance criteria. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units, in accordance with the Partnership Agreement) are ultimately redeemable for cash or at ROIC’s option, for shares of ROIC common stock on a one-for-one basis.

Restricted Stock

During the year ended December 31, 2023, ROIC awarded 505,953 shares of time-based restricted common stock under the Equity Incentive Plan.

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2023, and changes during the year ended December 31, 2023 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2022	1,310,598	$17.85
Vested	(649,161)	$17.22
Granted	505,953	$14.56
Forfeited	(29,425)	$14.43
Non-vested as of December 31, 2023	1,137,965	$16.74

As of December 31, 2023, there remained a total of approximately $7.6 million of unrecognized restricted stock compensation expense related to outstanding non-vested restricted stock grants awarded under the Prior Plan. Restricted stock compensation is expected to be expensed over a remaining weighted average period of 1.5 years (irrespective of achievement of the performance conditions). The total fair value of restricted stock that vested during the years ended December 31, 2023, 2022 and 2021 was approximately $9.7 million, $7.9 million and $5.5 million, respectively.

LTIP Units

During the year ended December 31, 2023, ROIC awarded 245,972 LTIP Units under the Equity Incentive Plan. The LTIP Units vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2026. The LTIP Units were issued at a weighted average grant date fair value of $14.97. Vested LTIP Units, after achieving parity with OP Units (as described in the Operating Partnership’s Second Amended and Restated Agreement of Limited Partnership, as amended (the “Partnership Agreement”)), are eligible to be converted into OP Units on a one-for-one basis upon the satisfaction of conditions set forth in the Partnership Agreement. Upon conversion of LTIP Units into OP Units, holders are able to redeem their OP Units for cash or, at ROIC’s option, for shares of ROIC common stock on a one-for-one basis.

As of December 31, 2023, there remained a total of approximately $3.6 million of unrecognized compensation expense related to outstanding non-vested LTIPs awarded under the Equity Incentive Plan. LTIP Unit compensation is expected to be expensed over a remaining weighted average period of 2.0 years.

Stock Based Compensation Expense

For the years ended December 31, 2023, 2022 and 2021, the amounts charged to expense for all stock based compensation arrangements totaled approximately $12.7 million, $11.9 million and $11.0 million, respectively.

Profit Sharing and Savings Plan

During 2011, the Company established a profit sharing and savings plan (the “401K Plan”), which permits eligible employees to defer a portion of their compensation in accordance with the Code. Under the 401K Plan, the Company made matching contributions on behalf of eligible employees. The Company made contributions to the 401K Plan of approximately $103,000, $97,000 and $95,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

9. Capital of the Operating Partnership

As of December 31, 2023, the Operating Partnership had 134,341,202 OP Units outstanding. ROIC owned an approximate 94.4% partnership interest in the Operating Partnership at December 31, 2023, or 126,904,085 OP Units. The remaining 7,437,117 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP Unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of December 31, 2023, subject to certain exceptions, holders are able to redeem their OP Units for cash or, at ROIC’s option, for shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the year ended December 31, 2023, ROIC received notices of redemption for a total of 1,010,000 OP Units. ROIC elected to redeem the 1,010,000 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 1,010,000 shares of ROIC common stock were issued.

The redemption value of outstanding OP Units owned by the limited partners as of December 31, 2023, not including ROIC, had such units been redeemed at December 31, 2023, was approximately $104.3 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding December 31, 2023, which amounted to $14.02 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly SOFR contracts. The fair value of the outstanding Senior Notes Due 2028 and Senior Notes Due 2024 as of December 31, 2023 was approximately $368.0 million and $246.5 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 as of December 31, 2023 was approximately $230.1 million and $187.5 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $59.3 million with a weighted average interest rate of 7.5% as of December 31, 2023. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s current interest rate swaps as of December 31, 2023 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2023:
Assets
Derivative financial instruments	$—	$592	$—	$592

During the next twelve months, the Company estimates that approximately $592,000 will be reclassified as a non-cash decrease to interest expense related to the Company’s two outstanding swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of December 31, 2023 and December 31, 2022, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	December 31, 2023 Fair Value	December 31, 2022 Fair Value
Interest rate products	Other assets	$592	$—

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2023, 2022, and 2021, respectively (in thousands):

	Year Ended December 31,
	2023	2022	2021
Amount of gain recognized in OCI on derivatives	$1,582	$1,104	$216
Amount of (gain) loss reclassified from AOCI into interest	$(1,005)	$2,286	$5,894

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of December 31, 2023, the Company’s net lease liability of approximately $16.4 million, which is included in Other liabilities in the accompanying consolidated balance sheets, and related net right-to-use asset of approximately $14.7 million, which is included in Other assets in the accompanying consolidated balance sheets, represents all operating leases in which the Company is a lessee. As of December 31, 2023, the Company’s weighted average remaining lease term is approximately 35.2 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $1.8 million, $1.7 million, and $1.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum annual lease payments under operating leases to the lease liability as of December 31, 2023 (in thousands):

Operating Leases
2024	$1,364
2025	1,369
2026	1,389
2027	1,417
2028	1,446
Thereafter	27,596
Total undiscounted future minimum lease payments	34,581
Future minimum lease payments, discount	(18,159)
Lease liability	$16,422

Tax Protection Agreements

In connection with certain acquisitions from September 2013 through March 2017, the Company entered into Tax Protection Agreements with certain limited partners of the Operating Partnership. The Tax Protection Agreements require the Company, subject to certain exceptions, to indemnify the respective sellers receiving OP Units against certain tax liabilities incurred by them, as calculated pursuant to the respective Tax Protection Agreements, for a period of 12 years (with respect to Tax Protection Agreements entered into in September 2013), or 10 years (with respect to Tax Protection Agreements entered into from December 2014 through March 2017) from the date of the Tax Protection Agreements. In the unlikely event that the Company were to trigger the tax protection provisions under these agreements, the Company would be required to pay damages in the amount of the taxes owed by these limited partners (plus additional damages in the amount of the taxes incurred as a result of such payment).

13.  Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the years ended December 31, 2023, 2022, and 2021, the Company incurred approximately $96,000, $95,000 and $85,000, respectively, of expenses relating to the agreements which were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

14.  Subsequent Events

On February 13, 2024, the Company’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.15 per share and per OP Unit, payable on April 5, 2024 to holders of record on March 15, 2024.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

Paramount Plaza, CA	$—	$6,347	$10,274	$930	$1,456	$7,277	$11,730	$19,007	$5,045	12/22/2009
Santa Ana Downtown Plaza, CA	—	7,895	9,890	—	3,733	7,895	13,623	21,518	5,244	1/26/2010
Meridian Valley Plaza, WA	—	1,881	4,795	—	1,633	1,881	6,428	8,309	3,073	2/1/2010
The Market at Lake Stevens, WA	—	3,087	12,397	—	(321)	3,087	12,076	15,163	4,480	3/16/2010
Pleasant Hill Marketplace, CA	—	6,359	6,927	—	869	6,359	7,796	14,155	3,300	4/8/2010
Happy Valley Town Center, OR	—	11,678	27,011	—	4,889	11,678	31,900	43,578	12,680	7/14/2010
Cascade Summit Town Square, OR	—	8,853	7,732	—	3,486	8,853	11,218	20,071	3,692	8/20/2010
Heritage Market Center, WA	—	6,595	17,399	—	2,181	6,595	19,580	26,175	7,356	9/23/2010
Claremont Promenade, CA	—	5,975	1,019	183	4,439	6,158	5,458	11,616	3,162	9/23/2010
Sycamore Creek, CA	—	3,747	11,584	—	552	3,747	12,136	15,883	5,217	9/30/2010
Gateway Village, CA	—	5,917	27,298	—	1,270	5,917	28,568	34,485	10,974	12/16/2010
Division Crossing, OR	—	3,706	8,327	8	5,950	3,714	14,277	17,991	7,043	12/22/2010
Halsey Crossing, OR (2)	—	—	7,773	—	7,985	—	15,758	15,758	6,300	12/22/2010
Marketplace Del Rio, CA	—	13,420	22,251	9	8,115	13,429	30,366	43,795	10,527	1/3/2011
Pinole Vista Shopping Center, CA	—	14,288	36,565	—	10,780	14,288	47,345	61,633	13,841	1/6/2011
Desert Springs Marketplace, CA	—	8,517	18,761	443	8,343	8,960	27,104	36,064	9,490	2/17/2011
Renaissance Towne Centre, CA	—	8,640	13,848	—	3,433	8,640	17,281	25,921	6,273	8/3/2011
Country Club Gate Center, CA	—	6,487	17,341	—	1,200	6,487	18,541	25,028	6,424	7/8/2011
Canyon Park Shopping Center, WA	—	9,352	15,916	—	8,531	9,352	24,447	33,799	10,264	7/29/2011
Hawks Prairie Shopping Center, WA	—	5,334	20,694	—	4,277	5,334	24,971	30,305	8,876	9/8/2011
The Kress Building, WA	—	5,693	20,866	—	3,336	5,693	24,202	29,895	8,552	9/30/2011
Hillsboro Market Center, OR (2)	—	—	17,553	—	4,589	—	22,142	22,142	8,983	11/23/2011
Gateway Shopping Center, WA (2)	—	6,242	23,462	—	1,071	6,242	24,533	30,775	8,282	2/16/2012
Marlin Cove Shopping Center, CA	—	8,815	6,797	—	1,633	8,815	8,430	17,245	3,551	5/4/2012
Seabridge Marketplace, CA	—	5,098	17,164	—	4,289	5,098	21,453	26,551	6,699	5/31/2012
The Village at Novato, CA	—	5,329	4,412	—	3,389	5,329	7,801	13,130	1,772	7/24/2012
Glendora Shopping Center, CA	—	5,847	8,758	12	(80)	5,859	8,678	14,537	2,956	8/1/2012
Wilsonville Old Town Square, OR	—	4,181	15,394	—	2,063	4,181	17,457	21,638	5,483	2010/2012
Bay Plaza, CA	—	5,454	14,857	75	1,440	5,529	16,297	21,826	5,364	10/5/2012
Santa Teresa Village, CA	—	14,965	17,162	—	14,850	14,965	32,012	46,977	9,665	11/8/2012
Cypress Center West, CA	—	15,480	11,819	134	2,172	15,614	13,991	29,605	4,778	12/7/2012
Redondo Beach Plaza, CA	—	16,242	13,625	150	129	16,392	13,754	30,146	4,229	12/28/2012
Harbor Place Center, CA	—	16,506	10,527	—	13,147	16,506	23,674	40,180	4,540	12/28/2012

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

Diamond Bar Town Center, CA	—	9,540	16,795	3	4,534	9,543	21,329	30,872	8,683	2/1/2013
Bernardo Heights Plaza, CA	—	3,192	8,940	—	873	3,192	9,813	13,005	3,396	2/6/2013
Canyon Crossing, WA	—	7,941	24,659	—	2,288	7,941	26,947	34,888	10,038	4/15/2013
Diamond Hills Plaza, CA	34,045	15,458	29,353	—	4,309	15,458	33,662	49,120	9,684	4/22/2013
Granada Shopping Center, CA	—	3,673	13,459	—	6,771	3,673	20,230	23,903	4,260	6/27/2013
Hawthorne Crossings, CA	—	10,383	29,277	—	513	10,383	29,790	40,173	8,906	6/27/2013
Robinwood Shopping Center, OR	—	3,997	11,317	18	780	4,015	12,097	16,112	3,744	8/23/2013
5 Points Plaza, CA	—	17,920	36,965	—	7,433	17,920	44,398	62,318	12,785	9/27/2013
Crossroads Shopping Center, WA	—	68,366	67,756	—	44,835	68,366	112,591	180,957	32,303	2010/2013
Peninsula Marketplace, CA	—	14,730	19,214	—	1,470	14,730	20,684	35,414	6,044	11/1/2013
Country Club Village, CA	—	9,986	26,579	—	1,285	9,986	27,864	37,850	8,314	11/26/2013
Plaza de la Canada, CA (2)	—	10,351	24,819	—	1,424	10,351	26,243	36,594	7,714	12/13/2013
Tigard Marketplace, OR	—	13,520	9,603	—	243	13,520	9,846	23,366	3,631	2/18/2014
Creekside Plaza, CA	—	14,807	29,476	—	8,302	14,807	37,778	52,585	10,595	2/28/2014
North Park Plaza, CA	—	13,593	17,733	—	3,796	13,593	21,529	35,122	6,017	4/30/2014
Fallbrook Shopping Center, CA (2)	—	21,232	186,197	83	8,718	21,315	194,915	216,230	53,208	6/13/2014
Moorpark Town Center, CA	—	7,063	19,694	—	770	7,063	20,464	27,527	5,455	12/4/2014
Mission Foothill Marketplace Pads, CA	—	3,996	11,051	14	884	4,010	11,935	15,945	2,831	12/4/2014
Wilsonville Town Center, OR	—	10,334	27,101	—	1,426	10,334	28,527	38,861	7,903	12/11/2014
Park Oaks Shopping Center, CA	—	8,527	38,064	—	612	8,527	38,676	47,203	10,186	1/6/2015
Ontario Plaza, CA	—	9,825	26,635	—	1,043	9,825	27,678	37,503	7,814	1/6/2015
Winston Manor, CA	—	10,018	9,762	—	2,290	10,018	12,052	22,070	3,456	1/7/2015
Jackson Square, CA	—	6,886	24,558	—	995	6,886	25,553	32,439	6,611	7/1/2015
Tigard Promenade, OR	—	9,844	10,843	—	389	9,844	11,232	21,076	2,795	7/28/2015
Sunnyside Village Square, OR	—	4,428	13,324	—	2,541	4,428	15,865	20,293	4,871	7/28/2015
Gateway Centre, CA	—	16,275	28,308	—	3,949	16,275	32,257	48,532	7,799	9/1/2015
Johnson Creek Center, OR	—	9,009	22,534	—	1,081	9,009	23,615	32,624	5,986	11/9/2015
Iron Horse Plaza, CA	—	8,187	39,654	11	2,765	8,198	42,419	50,617	10,212	12/4/2015
Bellevue Marketplace, WA	—	10,488	39,119	—	11,084	10,488	50,203	60,691	12,096	12/10/2015
Four Corner Square, WA	—	9,926	31,415	38	(6)	9,964	31,409	41,373	7,634	12/21/2015
Warner Plaza, CA	—	16,104	60,188	—	12,742	16,104	72,930	89,034	17,511	12/31/2015
Magnolia Shopping Center, CA	—	12,501	27,040	250	2,073	12,751	29,113	41,864	6,987	3/10/2016
Casitas Plaza Shopping Center, CA	—	10,734	22,040	—	1,703	10,734	23,743	34,477	5,440	3/10/2016
Bouquet Center, CA	—	10,040	48,362	37	911	10,077	49,273	59,350	10,691	4/28/2016
North Ranch Shopping Center, CA	—	31,522	95,916	—	4,750	31,522	100,666	132,188	20,950	6/1/2016
Monterey Center, CA (2)	—	1,073	10,609	—	746	1,073	11,355	12,428	2,590	7/14/2016
Rose City Center, OR (2)	—	3,637	10,301	—	(105)	3,637	10,196	13,833	2,130	9/15/2016

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Amount at Which Carried at Close of Period
Description and Location	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total (a)	Accumulated Depreciation (b) (1)	Date of Acquisition

The Knolls, CA	—	9,726	18,299	—	155	9,726	18,454	28,180	4,068	10/3/2016
Bridle Trails Shopping Center, WA	—	11,534	20,700	—	9,721	11,534	30,421	41,955	7,571	10/17/2016
Torrey Hills Corporate Center, CA	—	5,579	3,915	—	135	5,579	4,050	9,629	936	12/6/2016
PCC Community Markets Plaza, WA (2)	—	1,856	6,914	—	7	1,856	6,921	8,777	1,559	1/25/2017
The Terraces, CA	—	18,378	37,103	—	1,748	18,378	38,851	57,229	8,092	3/17/2017
Santa Rosa Southside Shopping Center, CA	—	5,595	24,453	—	12,088	5,595	36,541	42,136	6,847	3/24/2017
Division Center, OR	—	6,912	26,098	—	8,921	6,912	35,019	41,931	6,205	4/5/2017
Highland Hill Shopping Center, WA	—	10,511	37,825	70	2,979	10,581	40,804	51,385	7,371	5/9/2017
Monta Loma Plaza, CA	—	18,226	11,113	—	205	18,226	11,318	29,544	2,156	9/19/2017
Fullerton Crossroads, CA	26,000	28,512	45,419	—	1,532	28,512	46,951	75,463	8,933	10/11/2017
Riverstone Marketplace, WA	—	5,113	27,594	—	598	5,113	28,192	33,305	5,104	10/11/2017
North Lynnwood Shopping Center, WA	—	4,955	10,335	21	5,368	4,976	15,703	20,679	3,291	10/19/2017
The Village at Nellie Gail Ranch, CA	—	22,730	22,578	—	2,131	22,730	24,709	47,439	4,969	11/30/2017
Stadium Center, WA	—	1,699	17,229	74	91	1,773	17,320	19,093	2,737	2/23/2018
King City Plaza, OR	—	5,161	10,072	—	1,385	5,161	11,457	16,618	1,812	5/18/2018
Summerwalk Village, WA	—	4,312	7,567	—	3,157	4,312	10,724	15,036	1,349	12/13/2019
Canyon Creek Plaza, CA	—	13,067	13,455	—	50	13,067	13,505	26,572	1,348	9/1/2021
Palomar Village, CA	—	9,642	26,925	—	1,325	9,642	28,250	37,892	2,341	10/12/2021
South Point Plaza, WA	—	18,465	25,491	3	1,093	18,468	26,584	45,052	2,385	11/10/2021
Olympia West Center, WA	—	5,714	18,378	—	(67)	5,714	18,311	24,025	1,311	12/6/2021
Powell Valley Junction, OR	—	6,335	15,685	—	1,629	6,335	17,314	23,649	930	4/1/2022
Olympia Square North, WA	—	6,005	15,999	—	(6)	6,005	15,993	21,998	893	4/1/2022
Village Oaks Shopping Center, CA	—	10,757	19,626	—	455	10,757	20,081	30,838	1,085	5/17/2022
Thomas Lake Shopping Center, WA	—	16,383	18,685	—	(258)	16,383	18,427	34,810	927	8/19/2022
Ballinger Village, WA	—	11,699	16,268	35	1,453	11,734	17,721	29,455	910	8/19/2022
Foothill Plaza, CA	—	8,748	13,122	—	—	8,748	13,122	21,870	28	12/1/2023
Total	$60,045	$964,650	$2,159,706	$2,601	$340,941	$967,251	$2,500,647	$3,467,898	$654,543

a.RECONCILIATION OF REAL ESTATE – OWNED SUBJECT TO OPERATING LEASES (in thousands)

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period:	$3,411,093	$3,266,155	$3,156,552
Property improvements during the year	50,850	55,086	48,570
Properties acquired during the year	21,870	134,706	136,105
Properties sold during the year	—	(30,995)	(61,491)
Assets written off during the year	(15,915)	(13,859)	(13,581)
Balance at end of period:	$3,467,898	$3,411,093	$3,266,155

b.RECONCILIATION OF ACCUMULATED DEPRECIATION (in thousands)

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period:	$578,593	$510,836	$460,165
Depreciation expenses	92,040	86,354	82,957
Properties sold during the year	—	(4,112)	(18,476)
Property assets fully depreciated and written off	(16,090)	(14,485)	(13,810)
Balance at end of period:	$654,543	$578,593	$510,836

(1)Depreciation and investments in building and improvements reflected in the consolidated statements of operations is calculated over the estimated useful life of the assets as follows:

Building:  39-40 years
Property Improvements:  10-20 years

(2)Property, or a portion thereof, is subject to a ground lease.

(3)The aggregate cost for Federal Income Tax Purposes for real estate was approximately $3.2 billion at December 31, 2023.

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE
December 31, 2023
(in thousands)

a.RECONCILIATION OF MORTGAGE LOANS ON REAL ESTATE (in thousands)

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period:	$4,786	$4,875	$4,959
Repayments on mortgage note receivable	(92)	(89)	(84)
Balance at end of period:	$4,694	$4,786	$4,875

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

During the year ended December 31, 2023, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the year ended December 31, 2023, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Corp.)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of ROIC’s management, including the Chief Executive Officer and Chief Financial Officer, ROIC conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which appears on page 53 of this Annual Report on Form 10-K.

Management’s Report on Internal Control over Financial Reporting (Retail Opportunity Investments Partnership, LP)

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of ROIC, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, Management concluded that its internal control over financial reporting was effective as of December 31, 2023.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2023.

Item 11.  Executive Compensation

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2023.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2023.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2023.

Item 14.  Principal Accounting Fees and Services

Information required by this Item is hereby incorporated by reference to the material appearing in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders to be filed within 120 days after December 31, 2023.

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

3.1	Articles of Amendment and Restatement (2)

3.2	Second Amended and Restated Bylaws (22)

3.3
Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, by and among Retail Opportunity Investments GP, LLC as general partner, Retail Opportunity Investments Corp. and the other limited partners thereto, dated as of September 27, 2013 (4)

3.4	Second Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 4, 2015 (8)

3.5	Third Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 10, 2015 (8)

3.6	Fourth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of December 31, 2015 (8)

3.7	Fifth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of March 10, 2016 (9)

3.8	Sixth Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of March 24, 2017 (12)

3.9	Seventh Amendment to the Second Amended and Restated Limited Partnership Agreement of Retail Opportunity Investments Partnership, LP, dated as of October 11, 2017 (14)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Common Stock Certificate (1)

4.3	Indenture, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and Wells Fargo Bank, National Association, dated as of December 9, 2013 (5)

4.4
Second Supplemental Indenture, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and Wells Fargo Bank, National Association (including Form of 4.000% Senior Notes due 2024 of Retail Opportunity Investments Partnership, LP, guaranteed by Retail Opportunity Investments Corp.), dated as of December 3, 2014 (6)

4.5
Third Supplemental Indenture, dated as of September 21, 2023, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (including Form of 6.750% Senior Notes due 2028) (26)

4.6*	Description of Securities

10.1	2009 Equity Incentive Plan (1)

10.2	Amended and Restated 2009 Equity Incentive Plan (17)

10.3	Second Amended and Restated 2009 Equity Incentive Plan (21)

10.4	Form of Restricted Stock Award Agreement under 2009 Equity Incentive Plan and Amended and Restated 2009 Equity Incentive Plan (1)

10.5	Form of Option Award Agreement under 2009 Equity Incentive Plan and Amended and Restated 2009 Equity Incentive Plan (1)

10.6	Letter Agreement, by and between Retail Opportunity Investments Corp. and Richard A. Baker, dated as of April 2, 2012 (3)

10.7	Letter Agreement, by and between Retail Opportunity Investments Corp. and Lauren N. Silveira, dated May 10, 2023 (24)

10.8
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of September 27, 2013 (4)

10.9
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of September 27, 2013 (4)

10.10
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 11, 2014 (7)

10.11
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 4, 2015 (8)

10.12
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partners identified therein, dated as of December 10, 2015 (8)

10.13
Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partner identified therein, dated as of December 31, 2015 (8)

10.14	Tax Protection Agreement, by and among Retail Opportunity Investments Corp., Retail Opportunity Investments Partnership, LP and the protected partner identified therein, dated as of March 10, 2016 (9)

10.15	Employment Agreement, dated as of March 21, 2017, by and between the Company and Stuart A. Tanz (11)

10.16	Employment Agreement, dated as of March 21, 2017, by and between the Company and Richard K. Schoebel (11)

10.17	Employment Agreement, dated as of March 21, 2017, by and between the Company and Michael B. Haines (11)

10.18
First Amended and Restated Term Loan Agreement, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, BMO Capital Markets and Regions Bank, as Co-Syndication Agents, Capital One, National Association, as Documentation Agent, and the other lenders party thereto, dated as of September 8, 2017 (13)

10.19
First Amendment to First Amended and Restated Term Loan Agreement, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, BMO Capital Markets and Regions Bank, as Co-Syndication Agents, Capital One, National Association, as Documentation Agent, and the other lenders party thereto, dated as of December 20, 2019 (18)

10.20
Second Amendment to First Amended and Restated Term Loan Agreement, dated as of July 29, 2020, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, and the other lenders party thereto (20)

10.21
Second Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, PNC Bank National Association and U.S. Bank National Association, as Co-Syndication Agents and the other lenders party thereto, dated as of September 8, 2017 (13)

10.22
First Amendment to Second Amended and Restated Credit Agreement, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, PNC Bank National Association and U.S. Bank National Association, as Co-Syndication Agents and the other lenders party thereto, dated as of December 20, 2019 (18)

10.23
Second Amendment to Second Amended and Restated Credit Agreement, dated as of July 29, 2020, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, and the other lenders party thereto (20)

10.24
Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 2, 2023, by and among Retail Opportunity Investments Corp., as the guarantor, and Retail Opportunity Investments Partnership, LP, as the borrower, KeyBank National Association, as Administrative Agent, and the other lenders party thereto (23)

10.25
Third Amendment to First Amended and Restated Term Loan Agreement, dated as of March 2, 2023, by and among Retail Opportunity Investments Corp., as the Parent Guarantor, Retail Opportunity Investments Partnership, LP, as the Borrower, KeyBank National Association, as Administrative Agent, and the other lenders party thereto (23)

10.26
Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (10)

10.27
First Amendment, dated as of September 8, 2017 to the Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (15)

10.28
Third Amendment, dated as of July 29, 2020 to the Amended and Restated Note Purchase Agreement, dated as of September 22, 2016, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (20)

10.29	Note Purchase Agreement, dated as of November 10, 2017, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp. and the purchasers named therein (16)

10.30
First Amendment, dated as of July 29, 2020 to the Note Purchase Agreement, dated as of November 10, 2017, by and among Retail Opportunity Investments Partnership, LP, Retail Opportunity Investments Corp and the purchasers named therein (20)

10.31	Sales Agreement, dated February 20, 2020, by and among the Company, the Operating Partnership, the Agents and the Forward Purchasers (19)

21.1*	List of Subsidiaries of Retail Opportunity Investments Corp.

23.1*	Consent of Ernst & Young LLP for Retail Opportunity Investments Corp. and Retail Opportunity Investments Partnership, LP

31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certifications pursuant to Section 1350

97.1*	Recovery Policy Relating to Erroneously Awarded Incentive Compensation

101 SCH	Inline XBRL Taxonomy Extension Schema Document

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF	Inline Taxonomy Extension Definition Linkbase Document

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (and contained in Exhibit 101)
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
(8)Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 24, 2016.
(9)Incorporated by reference to the Company’s current report on Form 8-K filed on March 16, 2016.
(10)Incorporated by reference to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016 filed on October 26, 2016.
(11)Incorporated by reference to the Company’s current report on Form 8-K filed on March 24, 2017.
(12)Incorporated by reference to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2017 filed on April 27, 2017.
(13)Incorporated by reference to the Company’s current report on Form 8-K filed on September 13, 2017.
(14)Incorporated by reference to the Company’s current report on Form 8-K filed on October 17, 2017.
(15)Incorporated by reference to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2017 filed on October 25, 2017.
(16)Incorporated by reference to the Company’s current report on Form 8-K filed on November 13, 2017.
(17)Incorporated by reference to the Company’s current report on Form 8-K filed on May 1, 2018.
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
(23)Incorporated by reference to the Company’s current report on Form 8-K filed on March 7, 2023.
(24)Incorporated by reference to the Company’s current report on Form 8-K filed on May 16, 2023.
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

RETAIL OPPORTUNITY INVESTMENTS CORP. Registrant
Date: February 15, 2024	By: /s/ Stuart A. Tanz
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

Date: February 15, 2024	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 15, 2024	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 15, 2024	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 15, 2024	/s/ Lauren N. Silveira
Lauren N. Silveira
Chief Accounting Officer

Date: February 15, 2024	/s/ Angela K. Ho
Angela K. Ho
Director

Date: February 15, 2024	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 15, 2024	/s/ Zabrina M. Jenkins
Zabrina M. Jenkins
Director

Date: February 15, 2024	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 15, 2024	/s/ Adrienne B. Pitts
Adrienne B. Pitts
Director

Date: February 15, 2024	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 15, 2024	/s/ Eric S. Zorn
Eric S. Zorn
Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner Registrant
Date: February 15, 2024	By: /s/ Stuart A. Tanz
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

Date: February 15, 2024	/s/ Richard A. Baker
Richard A. Baker
Non-Executive Chairman of the Board

Date: February 15, 2024	/s/ Stuart A. Tanz
Stuart A. Tanz
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 15, 2024	/s/ Michael B. Haines
Michael B. Haines
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 15, 2024	/s/ Lauren N. Silveira
Lauren N. Silveira
Chief Accounting Officer

Date: February 15, 2024	/s/ Angela K. Ho
Angela K. Ho
Director

Date: February 15, 2024	/s/ Michael J. Indiveri
Michael J. Indiveri
Director

Date: February 15, 2024	/s/ Zabrina M. Jenkins
Zabrina M. Jenkins
Director

Date: February 15, 2024	/s/ Lee S. Neibart
Lee S. Neibart
Director

Date: February 15, 2024	/s/ Adrienne B. Pitts
Adrienne B. Pitts
Director

Date: February 15, 2024	/s/ Laura H. Pomerantz
Laura H. Pomerantz
Director

Date: February 15, 2024	/s/ Eric S. Zorn
Eric S. Zorn
Director