Form 10-Q
period 2024-03-31
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2024-04-24
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 127,454,354 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of April 18, 2024.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended March 31, 2024 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of March 31, 2024, ROIC owned an approximate 94.5% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Real Estate Investments:
Land	$965,516	$967,251
Building and improvements	2,501,886	2,500,647
	3,467,402	3,467,898
Less: accumulated depreciation	666,875	654,543
	2,800,527	2,813,355
Mortgage note receivable	4,670	4,694
Real Estate Investments, net	2,805,197	2,818,049
Cash and cash equivalents	1,768	6,302
Restricted cash	2,393	2,116
Tenant and other receivables, net	60,781	61,193
Deposit on real estate acquisition	5,000	—
Acquired lease intangible assets, net	41,787	42,791
Prepaid expenses	4,898	3,354
Deferred charges, net	27,199	27,294
Other assets	17,692	16,541
Total assets	$2,966,715	$2,977,640

LIABILITIES AND EQUITY
Liabilities:
Term loan	$199,805	$199,745
Credit facility	68,000	75,000
Senior Notes	1,044,057	1,043,593
Mortgage notes payable	59,831	60,052
Acquired lease intangible liabilities, net	133,700	137,820
Accounts payable and accrued expenses	60,807	50,598
Tenants’ security deposits	8,340	8,205
Other liabilities	38,529	39,420
Total liabilities	1,613,069	1,614,433

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 127,457,854 and 126,904,085 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	1,643,300	1,643,908
Accumulated dividends in excess of earnings	(365,300)	(357,160)
Accumulated other comprehensive income	521	559
Total Retail Opportunity Investments Corp. stockholders’ equity	1,278,534	1,287,320
Non-controlling interests	75,112	75,887
Total equity	1,353,646	1,363,207
Total liabilities and equity	$2,966,715	$2,977,640

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental revenue	$84,560	$78,999
Other income	770	297
Total revenues	85,330	79,296

Operating expenses
Property operating	14,083	14,202
Property taxes	8,560	8,844
Depreciation and amortization	26,269	25,104
General and administrative expenses	5,682	5,320
Other expense	152	172
Total operating expenses	54,746	53,642

Operating income	30,584	25,654

Non-operating expenses
Interest expense and other finance expenses	(18,919)	(16,958)
Net income	11,665	8,696
Net income attributable to non-controlling interests	(647)	(554)
Net Income Attributable to Retail Opportunity Investments Corp.	$11,018	$8,142

Earnings per share – basic and diluted	$0.09	$0.06

Dividends per common share	$0.15	$0.15

Comprehensive income:
Net income	$11,665	$8,696
Other comprehensive loss:
Unrealized swap derivative gain arising during the period	343	11
Reclassification adjustment for amortization to interest expense included in net income	(383)	(16)
Other comprehensive loss:	(40)	(5)
Comprehensive income	11,625	8,691
Comprehensive income attributable to non-controlling interests	(645)	(554)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$10,980	$8,137

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive income (loss)	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2023	126,904,085	$13	$1,643,908	$(357,160)	$559	$75,887	$1,363,207
Shares issued under the Equity Incentive Plan	810,507	—	—	—	—	—	—
Shares withheld for employee taxes	(251,738)	—	(3,532)	—	—	—	(3,532)
Cancellation of restricted stock	(5,000)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,861	—	—	926	2,787
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	1,096	—	—	(1,096)	—
Registration expenditures	—	—	(33)	—	—	—	(33)
Cash dividends ($0.15 per share)	—	—	—	(19,118)	—	(1,116)	(20,234)
Dividends payable to officers	—	—	—	(40)	—	(134)	(174)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	11,018	—	—	11,018
Net income attributable to non-controlling interests	—	—	—	—	—	647	647
Other comprehensive loss	—	—	—	—	(38)	(2)	(40)
Balance at March 31, 2024	127,457,854	$13	$1,643,300	$(365,300)	$521	$75,112	$1,353,646

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive income (loss)	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2022	124,538,811	$12	$1,612,126	$(315,984)	$14	$88,430	$1,384,598
Shares issued under the Equity Incentive Plan	697,691	—	32	—	—	—	32
Shares withheld for employee taxes	(211,615)	—	(3,181)	—	—	—	(3,181)
Stock based compensation expense	—	—	2,840	—	—	87	2,927
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	343	—	—	(343)	—
Registration expenditures	—	—	(10)	—	—	—	(10)
Cash dividends ($0.15 per share)	—	—	—	(18,753)	—	(1,267)	(20,020)
Dividends payable to officers	—	—	—	(91)	—	(52)	(143)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	8,142	—	—	8,142
Net income attributable to non-controlling interests	—	—	—	—	—	554	554
Other comprehensive loss	—	—	—	—	(5)	—	(5)
Balance at March 31, 2023	125,024,887	$12	$1,612,150	$(326,686)	$9	$87,409	$1,372,894

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,665	$8,696
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,269	25,104
Amortization of deferred financing costs and mortgage discounts and premiums, net	876	742
Straight-line rent adjustment	(192)	(347)
Amortization of above-market and below-market rent, net	(6,657)	(2,864)
Amortization relating to stock based compensation	2,787	2,927
Provisions for tenant credit losses	767	1,023
Other noncash interest income	—	(14)
Change in operating assets and liabilities:
Tenant and other receivables	(240)	(2,503)
Prepaid expenses	(1,544)	1,738
Accounts payable and accrued expenses	11,489	9,278
Other assets and liabilities, net	(2,497)	667
Net cash provided by operating activities	42,723	44,447
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(106)	—
Improvements to properties	(10,636)	(8,026)
Deposit on real estate acquisition	(5,000)	—
Proceeds on repayment of mortgage note receivable	24	22
Net cash used in investing activities	(15,718)	(8,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(177)	(174)
Proceeds from draws on credit facility	23,000	2,000
Payments on credit facility	(30,000)	(23,000)
Distributions to OP Unitholders	(1,116)	—
Deferred financing and other costs	—	(5,604)
Registration expenditures	(33)	(10)
Dividends paid to common stockholders	(19,404)	(297)
Common shares issued under the Equity Incentive Plan	—	32
Shares withheld for employee taxes	(3,532)	(3,181)
Net cash used in financing activities	(31,262)	(30,234)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,257)	6,209
Cash, cash equivalents and restricted cash at beginning of period	8,418	7,459
Cash, cash equivalents and restricted cash at end of period	$4,161	$13,668

Other non-cash investing and financing activities:
Increase in intangible lease liabilities	$2,932	$—
(Decrease) increase in interest rate swap asset	$(40)	$211
Increase in interest rate swap liability	$—	$203
Accrued real estate improvement costs	$4,265	$5,937
Dividends and distributions payable	$20,899	$20,714

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$1,768	$11,536
Restricted cash	2,393	2,132
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$4,161	$13,668

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	March 31, 2024 (unaudited)	December 31, 2023
ASSETS
Real Estate Investments:
Land	$965,516	$967,251
Building and improvements	2,501,886	2,500,647
	3,467,402	3,467,898
Less: accumulated depreciation	666,875	654,543
	2,800,527	2,813,355
Mortgage note receivable	4,670	4,694
Real Estate Investments, net	2,805,197	2,818,049
Cash and cash equivalents	1,768	6,302
Restricted cash	2,393	2,116
Tenant and other receivables, net	60,781	61,193
Deposit on real estate acquisition	5,000	—
Acquired lease intangible assets, net	41,787	42,791
Prepaid expenses	4,898	3,354
Deferred charges, net	27,199	27,294
Other assets	17,692	16,541
Total assets	$2,966,715	$2,977,640

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$199,805	$199,745
Credit facility	68,000	75,000
Senior Notes	1,044,057	1,043,593
Mortgage notes payable	59,831	60,052
Acquired lease intangible liabilities, net	133,700	137,820
Accounts payable and accrued expenses	60,807	50,598
Tenants’ security deposits	8,340	8,205
Other liabilities	38,529	39,420
Total liabilities	1,613,069	1,614,433

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,278,013	1,286,761
Limited partners’ capital	75,081	75,854
Accumulated other comprehensive income	552	592
Total capital	1,353,646	1,363,207
Total liabilities and capital	$2,966,715	$2,977,640

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental revenue	$84,560	$78,999
Other income	770	297
Total revenues	85,330	79,296

Operating expenses
Property operating	14,083	14,202
Property taxes	8,560	8,844
Depreciation and amortization	26,269	25,104
General and administrative expenses	5,682	5,320
Other expense	152	172
Total operating expenses	54,746	53,642

Operating income	30,584	25,654

Non-operating expenses
Interest expense and other finance expenses	(18,919)	(16,958)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$11,665	$8,696

Earnings per unit - basic and diluted	$0.09	$0.06

Distributions per unit	$0.15	$0.15

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$11,665	$8,696
Other comprehensive loss:
Unrealized swap derivative gain arising during the period	343	11
Reclassification adjustment for amortization to interest expense included in net income	(383)	(16)
Other comprehensive loss:	(40)	(5)
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$11,625	$8,691

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital (continued)
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive income (loss)
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2023	7,437,117	$75,854	126,904,085	$1,286,761	$592	$1,363,207
OP Units issued under the Equity Incentive Plan	—	—	810,507	—	—	—
OP Units withheld for employee taxes	—	—	(251,738)	(3,532)	—	(3,532)
Cancellation of OP Units	—	—	(5,000)	—	—	—
Stock based compensation expense	—	926	—	1,861	—	2,787
Adjustment to non-controlling interests ownership in Operating Partnership	—	(1,096)	—	1,096	—	—
Registration expenditures	—	—	—	(33)	—	(33)
Cash distributions ($0.15 per unit)	—	(1,116)	—	(19,118)	—	(20,234)
Distributions payable to officers	—	(134)	—	(40)	—	(174)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	647	—	11,018	—	11,665
Other comprehensive loss	—	—	—	—	(40)	(40)
Balance at March 31, 2024	7,437,117	$75,081	127,457,854	$1,278,013	$552	$1,353,646

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive income (loss)
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2022	8,447,117	$88,429	124,538,811	$1,296,154	$15	$1,384,598
OP Units issued under the Equity Incentive Plan	—	—	697,691	32	—	32
OP Units withheld for employee taxes	—	—	(211,615)	(3,181)	—	(3,181)
Stock based compensation expense	—	87	—	2,840	—	2,927
Adjustment to non-controlling interests ownership in Operating Partnership	—	(343)	—	343	—	—
Registration expenditures	—	—	—	(10)	—	(10)
Cash distributions ($0.15 per unit)	—	(1,267)	—	(18,753)	—	(20,020)
Distributions payable to officers	—	(52)	—	(91)	—	(143)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	554	—	8,142	—	8,696
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 31, 2023	8,447,117	$87,408	125,024,887	$1,285,476	$10	$1,372,894
 _________________________________
1.Consists of limited partnership interests held by third parties.
2.Consists of general and limited partnership interests held by ROIC.

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,665	$8,696
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,269	25,104
Amortization of deferred financing costs and mortgage discounts and premiums, net	876	742
Straight-line rent adjustment	(192)	(347)
Amortization of above-market and below-market rent, net	(6,657)	(2,864)
Amortization relating to stock based compensation	2,787	2,927
Provisions for tenant credit losses	767	1,023
Other noncash interest income	—	(14)
Change in operating assets and liabilities:
Tenant and other receivables	(240)	(2,503)
Prepaid expenses	(1,544)	1,738
Accounts payable and accrued expenses	11,489	9,278
Other assets and liabilities, net	(2,497)	667
Net cash provided by operating activities	42,723	44,447
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(106)	—
Improvements to properties	(10,636)	(8,026)
Deposit on real estate acquisition	(5,000)	—
Proceeds on repayment of mortgage note receivable	24	22
Net cash used in investing activities	(15,718)	(8,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(177)	(174)
Proceeds from draws on credit facility	23,000	2,000
Payments on credit facility	(30,000)	(23,000)
Deferred financing and other costs	—	(5,604)
Registration expenditures	(33)	(10)
Distributions to OP Unitholders	(20,520)	(297)
Issuance of OP Units under the Equity Incentive Plan	—	32
OP Units withheld for employee taxes	(3,532)	(3,181)
Net cash used in financing activities	(31,262)	(30,234)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,257)	6,209
Cash, cash equivalents and restricted cash at beginning of period	8,418	7,459
Cash, cash equivalents and restricted cash at end of period	$4,161	$13,668

Other non-cash investing and financing activities:
Increase in intangible lease liabilities	$2,932	$—
(Decrease) increase in interest rate swap asset	$(40)	$211
Increase in interest rate swap liability	$—	$203
Accrued real estate improvement costs	$4,265	$5,937
Distributions payable	$20,899	$20,714

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$1,768	$11,536
Restricted cash	2,393	2,132
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$4,161	$13,668

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

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three month period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

Federal Income Taxes

The Company has elected to qualify as a REIT under Sections 856-860 of the Internal Revenue Code (the “Code”). Under those sections, a REIT that, among other things, distributes at least 90% of its REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gains) and meets certain other qualifications prescribed by the Code, will not be taxed on that portion of its taxable income that is distributed. Although it may qualify as a REIT for U.S. federal income tax purposes, the Company is subject to state income or franchise taxes in certain states in which some of its properties are located. For all periods from inception through September 26, 2013, the Operating Partnership had been an entity disregarded from its sole owner, ROIC, for U.S. federal income tax purposes and as such had not been subject to U.S. federal income taxes. Effective September 27, 2013, the Operating Partnership issued OP Units in connection with the acquisitions of two shopping centers. Accordingly, the Operating Partnership ceased being a disregarded entity and instead is being treated as a partnership for U.S. federal income tax purposes.

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of March 31, 2024, the statute of limitations for the tax years 2019 through and including 2022 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the three months ended March 31, 2024 and 2023, capitalized costs related to the improvement or replacement of real estate properties were approximately $9.7 million and $10.4 million, respectively.

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

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three months ended March 31, 2024 or 2023.

Sales of real estate are recognized only when it is determined that the Company will collect substantially all of the consideration to which it is entitled, possession and other attributes of ownership have been transferred to the buyer and the Company has no controlling financial interest. The application of these criteria can be complex and requires the Company to make assumptions.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2024 or December 31, 2023.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The allowance for doubtful accounts at March 31, 2024 and December 31, 2023 was approximately $18.0 million and $17.4 million, respectively.

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

For the three months ended March 31, 2024 and 2023, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive non-forfeitable dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units (as defined below) outstanding under the Equity Incentive Plan described in Note 6 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$11,665	$8,696
Less income attributable to non-controlling interests	(647)	(554)
Less earnings allocated to participating securities	(130)	(120)
Net income available for common stockholders, basic	$10,888	$8,022
Numerator:
Net income	$11,665	$8,696
Less earnings allocated to participating securities	(130)	(120)
Net income available for common stockholders, diluted	$11,535	$8,576
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	126,593,414	124,227,368
OP Units	7,437,117	8,447,117
Performance-based restricted stock awards and LTIP Units	231,122	332,934
Denominator for diluted EPS – weighted average common equivalent shares	134,261,653	133,007,419

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$11,665	$8,696
Less earnings allocated to participating securities	(130)	(120)
Net income available to unitholders, basic and diluted	$11,535	$8,576
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	134,030,531	132,674,485
Performance-based restricted stock awards and LTIP Units	231,122	332,934
Denominator for diluted earnings per unit – weighted average common equivalent units	134,261,653	133,007,419

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

Future minimum rents to be received under non-cancellable leases as of March 31, 2024 are summarized as follows (in thousands):

Minimum Rents
Remaining 2024	$169,919
2025	208,399
2026	180,322
2027	150,715
2028	117,939
Thereafter	393,108
Total minimum lease payments	$1,220,402

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

Mortgage Notes Payable

The mortgage notes payable collateralized by respective properties and assignment of leases at March 31, 2024 and December 31, 2023, respectively, were as follows (in thousands, except interest rates):

Property	Maturity Date	Interest Rate	March 31, 2024	December 31, 2023
Fullerton Crossroads	April 2024	4.728%	$26,000	$26,000
Diamond Hills Plaza	October 2025	3.550%	33,868	34,045
			$59,868	$60,045
Unamortized mortgage premiums			18	72
Net unamortized deferred financing costs			(55)	(65)
Total mortgage notes payable			$59,831	$60,052

Term Loan and Credit Facility

The carrying values of the Operating Partnership’s unsecured term loan (the “term loan”) were as follows (in thousands):

	March 31, 2024	December 31, 2023
Term loan	$200,000	$200,000
Net unamortized deferred financing costs	(195)	(255)
Term loan	$199,805	$199,745

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

Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company (currently 0.20%) and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement, of which the Operating Partnership had $150,000 outstanding as of March 31, 2024. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

As of March 31, 2024, there was $68.0 million outstanding under the credit facility compared to $75.0 million outstanding as of December 31, 2023. The net unamortized deferred financing costs, which are included in Deferred charges, net in the accompanying consolidated balance sheets, were approximately $4.6 million as of March 31, 2024 compared to approximately $5.0 million as of December 31, 2023.

The weighted average interest rate on the term loan during the three months ended March 31, 2024 was 6.4%. As discussed in Note 8 of the accompanying consolidated financial statements, the Company uses interest rate swaps to help manage its interest rate risk. For the three months ended March 31, 2024, $150.0 million of the Company’s term loan was swapped at a blended interest rate of 5.4%. The weighted average interest rate on the credit facility during the three months ended March 31, 2024 was 6.3%. The Company had no amounts available to borrow under the term loan at March 31, 2024. The Company had approximately $532.0 million available to borrow under the credit facility at March 31, 2024.

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

The carrying value of the Operating Partnership’s Senior Notes are as follows (in thousands):

	March 31, 2024	December 31, 2023
Principal amount	$1,050,000	$1,050,000
Unamortized debt discount	(1,858)	(2,033)
Net unamortized deferred financing costs	(4,085)	(4,374)
Senior Notes	$1,044,057	$1,043,593

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at March 31, 2024.

4. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock outstanding.

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

The Sales Agreement contemplates that, in addition to the issuance and sale of Primary Shares to or through the Agents as principal or its sales agents, ROIC may enter into separate forward sale agreements with any of KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc. and Wells Fargo Securities, LLC or their respective affiliates (in such capacity, the “Forward Purchasers”). If ROIC enters into a forward sale agreement with any Forward Purchaser, ROIC expects that such Forward Purchaser or its affiliate will borrow from third parties and, through the relevant Forward Seller, sell a number of Forward Hedge Shares equal to the number of shares of Common Stock underlying the particular forward sale agreement, in accordance with the mutually accepted instructions related to such forward sale agreement. ROIC will not initially receive any proceeds from any sale of Forward Hedge Shares through a Forward Seller. ROIC expects to fully physically settle each particular forward sale agreement with the relevant Forward Purchaser on one or more dates specified by ROIC on or prior to the maturity date of that particular forward sale agreement by issuing shares of Common Stock, in which case ROIC expects to receive aggregate net cash proceeds at settlement equal to the number of shares of Common Stock underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, ROIC may also elect to cash settle or net share settle a particular forward sale agreement, in which case ROIC may not receive any proceeds from the issuance of shares of Common Stock, and ROIC will instead receive or pay cash (in the case of cash settlement) or receive or deliver shares of Common Stock (in the case of net share settlement).

During the three months ended March 31, 2024, ROIC did not sell any shares under the Sales Agreement.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the three months ended March 31, 2024, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the three months ended March 31, 2024, ROIC awarded 608,781 shares of time-based restricted common stock under the Equity Incentive Plan.

A summary of the status of the Company’s non-vested restricted stock awards as of March 31, 2024, and changes during the three months ended March 31, 2024 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2023	1,137,965	$16.74
Vested	(684,840)	$16.07
Granted	608,781	$13.06
Forfeited	(5,000)	$13.37
Non-vested as of March 31, 2024	1,056,906	$15.07

LTIP Units

During the three months ended March 31, 2024, ROIC awarded 290,522 LTIP Units under the Equity Incentive Plan. The LTIP Units vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2027.

A summary of the status of the Company’s non-vested LTIP Unit awards as of March 31, 2024, and changes during the three months ended March 31, 2024 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2023	245,972	$14.97
Granted	290,522	$13.23
Non-vested as of March 31, 2024	536,494	$14.03

Stock Based Compensation Expense

For the three months ended March 31, 2024 and 2023, the amounts charged to expense for all stock-based compensation arrangements totaled approximately $2.8 million and $2.9 million, respectively.

7. Capital of the Operating Partnership

As of March 31, 2024, the Operating Partnership had 134,894,971 OP Units outstanding. ROIC owned an approximate 94.5% partnership interest in the Operating Partnership at March 31, 2024, or 127,457,854 OP Units. The remaining 7,437,117 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP Unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of March 31, 2024, subject to certain exceptions, holders are able to redeem their OP Units for cash or, at ROIC’s option, for shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

The redemption value of outstanding OP Units owned by the limited partners as of March 31, 2024, not including ROIC, had such units been redeemed at March 31, 2024, was approximately $93.6 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding March 31, 2024, which amounted to $12.58 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly SOFR contracts. The fair value of the outstanding Senior Notes Due 2028 and Senior Notes Due 2024 as of March 31, 2024 was approximately $362.9 million and $246.7 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 as of March 31, 2024 was approximately $229.6 million and $187.6 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. Assumed mortgage notes payable were recorded at their fair value at the time they were assumed. The Company’s outstanding mortgage notes payable were estimated to have a fair value of approximately $59.7 million with a weighted average interest rate of 7.5% as of March 31, 2024. These fair value measurements fall within Level 3 of the fair value hierarchy.

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

The following is a summary of the terms of the Company’s current interest rate swaps as of March 31, 2024 (in thousands):

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
March 31, 2024:
Assets
Derivative financial instruments	$—	$552	$—	$552

December 31, 2023:
Assets
Derivative financial instruments	$—	$592	$—	$592

During the next twelve months, the Company estimates that approximately $552,000 will be reclassified as a non-cash decrease to interest expense related to the Company’s two outstanding swap arrangements.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of March 31, 2024 and December 31, 2023, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	March 31, 2024 Fair Value	December 31, 2023 Fair Value
Interest rate products	Other assets	$552	$592

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
	2024	2023
Amount of gain recognized in OCI on derivatives	$343	$11
Amount of gain reclassified from AOCI into interest	$(383)	$(16)

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of March 31, 2024, the Company’s net lease liability of approximately $16.3 million, which is included in Other liabilities in the accompanying consolidated balance sheets, and related net right-to-use asset of approximately $14.6 million, which is included in Other assets in the accompanying consolidated balance sheets, represents all operating leases in which the Company is a lessee. As of March 31, 2024, the Company’s weighted average remaining lease term is approximately 35.1 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $426,000 and $401,000 for the three months ended March 31, 2024 and 2023, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum annual lease payments under operating leases to the lease liability as of March 31, 2024 (in thousands):

Operating Leases
Remaining 2024	$1,023
2025	1,369
2026	1,389
2027	1,417
2028	1,446
Thereafter	27,596
Total undiscounted future minimum lease payments	34,240
Future minimum lease payments, discount	(17,944)
Lease liability	$16,296

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

10. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended March 31, 2024 and 2023, the Company incurred approximately $25,000 and $23,000, respectively, of expenses relating to the agreements. These expenses were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

11. Subsequent Events

On April 4, 2024 the Company acquired the property known as Bressi Ranch Village Center for a purchase price of approximately $70.1 million. The property is approximately 116,000 square feet and is anchored by two supermarkets, Trader Joe’s and Stater Brothers Supermarket. The shopping center is part of a master-planned community, located in Carlsbad, California, within the San Diego metropolitan area. The property was acquired with cash on hand and borrowings under the credit facility.

On April 5, 2024, the Company repaid in full the mortgage note related to Fullerton Crossroads for a total of $26.0 million in accordance with the repayment provisions of the note.

On April 23, 2024, the Company’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.15 per share and per OP Unit, payable on July 10, 2024 to holders of record on June 14, 2024.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of March 31, 2024, ROIC owned an approximate 94.5% partnership interest and other limited partners owned the remaining approximate 5.5% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of March 31, 2024, the Company’s portfolio consisted of 95 properties (94 retail and one office) totaling approximately 10.7 million square feet of gross leasable area (“GLA”). As of March 31, 2024, the Company’s retail portfolio, excluding one shopping center that is currently planned for redevelopment and is no longer being managed as a retail asset, was approximately 96.4% leased. During the three months ended March 31, 2024, the Company leased or renewed a total of approximately 383,000 square feet in its portfolio. The Company has committed approximately $2.3 million, or $52.99 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the three months ended March 31, 2024. The Company has committed approximately $94,000, or $2.12 per square foot, in leasing commissions, for new leases that occurred during the three months ended March 31, 2024. The Company has committed approximately $681,000, or $2.01 per square foot, in tenant improvements, including building and site improvements, for renewed leases that occurred during the three months ended March 31, 2024. Leasing commission commitments for renewed leases were not material for the three months ended March 31, 2024.

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

Results of Operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended March 31, 2024 and 2023 (in thousands):

		Three Months Ended March 31,
		2024	2023
Operating income per GAAP		$30,584	$25,654
Plus:	Depreciation and amortization	26,269	25,104
	General and administrative expenses	5,682	5,320
	Other expense	152	172
Property operating income		$62,687	$56,250

The following comparison for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, makes reference to the effect of the same-center properties. Same-center properties, which totaled 92 of the Company’s 95 properties as of March 31, 2024, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate headquarters and one property that is currently planned for redevelopment and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2024 related to the 92 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2024 and 2023 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended March 31, 2024
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$36,505	$(5,921)	$30,584
Plus:	Depreciation and amortization	25,736	533	26,269
	General and administrative expenses (1)	—	5,682	5,682
	Other expense (1)	—	152	152
Property operating income		$62,241	$446	$62,687
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended March 31, 2023 related to the 92 same-center properties owned by the Company during the entirety of both the three months ended March 31, 2024 and 2023 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended March 31, 2023
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$31,061	$(5,407)	$25,654
Plus:	Depreciation and amortization	24,712	392	25,104
	General and administrative expenses (1)	—	5,320	5,320
	Other expense (1)	—	172	172
Property operating income		$55,773	$477	$56,250
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the three months ended March 31, 2024, the Company generated property operating income of approximately $62.7 million compared to property operating income of approximately $56.3 million generated during the three months ended March 31, 2023, representing an increase of approximately $6.4 million. The property operating income for the 92 same-center properties increased approximately $6.5 million primarily due to the accelerated recognition of a below-market lease intangible liability of approximately $4.2 million resulting from an anchor lease that expired, an increase in base rents driven by contractual rent increases and re-leasing spreads, a decrease in property operating expenses, a decrease in estimated uncollectible revenue and an increase in early lease termination fee income received during the three months ended March 31, 2024.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended March 31, 2024 of approximately $26.3 million compared to approximately $25.1 million incurred during the three months ended March 31, 2023.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $5.7 million during the three months ended March 31, 2024 compared to approximately $5.3 million during the three months ended March 31, 2023.

Interest expense and other finance expenses

The Company incurred interest expense during the three months ended March 31, 2024 of approximately $18.9 million compared to approximately $17.0 million during the three months ended March 31, 2023. Interest expense increased approximately $2.0 million during the three months ended March 31, 2024 primarily due to the net increase in interest expense incurred on the Company’s Senior Notes and an increase in both the interest rates payable on and the amounts outstanding under the credit facility as compared to the three months ended March 31, 2023.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income attributable to ROIC	$11,018	$8,142
Plus: Depreciation and amortization	26,269	25,104
Funds from operations – basic	37,287	33,246
Net income attributable to non-controlling interests	647	554
Funds from operations – diluted	$37,934	$33,800

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three months ended March 31, 2024 and 2023. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 92 of the Company’s 95 properties for the three months ended March 31, 2024, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate headquarters and one property that is currently planned for redevelopment and is no longer being managed as a retail asset (in thousands):

	Three Months Ended March 31,
	2024	2023
GAAP operating income	$30,584	$25,654
Depreciation and amortization	26,269	25,104
General and administrative expenses	5,682	5,320
Other expense	152	172
Straight-line rent	(192)	(347)
Amortization of above-market and below-market rent, net	(6,657)	(2,864)
Property revenues and other expenses (1)	106	36
Total Company cash NOI	55,944	53,075
Non same-center cash NOI	(351)	(495)
Same-center cash NOI	$55,593	$52,580
______________________
(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the three months ended March 31, 2024, the Company generated same-center cash NOI of approximately $55.6 million compared to same-center cash NOI of approximately $52.6 million generated during the three months ended March 31, 2023, representing a 5.7% increase. This increase is primarily due to an increase in base rents driven by contractual rent increases and re-leasing spreads, a decrease in property operating expenses, a decrease in estimated uncollectible revenue and an increase in early lease termination fee income received during the three months ended March 31, 2024.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at March 31, 2024 or December 31, 2023.

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

During the three months ended March 31, 2024, the Company’s primary source of cash was distributions from the Operating Partnership. As of March 31, 2024, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

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

The Sales Agreement contemplates that, in addition to the issuance and sale of Primary Shares to or through the Agents as principal or its sales agents, ROIC may enter into separate forward sale agreements with any of KeyBanc Capital Markets Inc., BMO Capital Markets Corp., BofA Securities, Inc., Citigroup Global Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Raymond James & Associates, Inc. and Wells Fargo Securities, LLC or their respective affiliates (in such capacity, the “Forward Purchasers”). If ROIC enters into a forward sale agreement with any Forward Purchaser, ROIC expects that such Forward Purchaser or its affiliate will borrow from third parties and, through the relevant Forward Seller, sell a number of Forward Hedge Shares equal to the number of shares of Common Stock underlying the particular forward sale agreement, in accordance with the mutually accepted instructions related to such forward sale agreement. ROIC will not initially receive any proceeds from any sale of Forward Hedge Shares through a Forward Seller. ROIC expects to fully physically settle each particular forward sale agreement with the relevant Forward Purchaser on one or more dates specified by ROIC on or prior to the maturity date of that particular forward sale agreement by issuing shares of Common Stock, in which case ROIC expects to receive aggregate net cash proceeds at settlement equal to the number of shares of Common Stock underlying the particular forward sale agreement multiplied by the relevant forward sale price. However, ROIC may also elect to cash settle or net share settle a particular forward sale agreement, in which case ROIC may not receive any proceeds from the issuance of shares of Common Stock, and ROIC will instead receive or pay cash (in the case of cash settlement) or receive or deliver shares of Common Stock (in the case of net share settlement).

During the three months ended March 31, 2024, ROIC did not sell any shares under the Sales Agreement.

For the three months ended March 31, 2024, dividends paid to stockholders totaled approximately $19.4 million. Additionally, for the three months ended March 31, 2024, distributions paid from the Operating Partnership to the non-controlling interest holders of OP Units (“OP Unitholders”) totaled approximately $1.1 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $42.7 million. For the three months ended March 31, 2023, dividends paid and payable to stockholders totaled approximately $19.7 million. Additionally, for the three months ended March 31, 2023, distributions paid and payable from the Operating Partnership to the OP Unitholders totaled approximately $1.3 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $44.4 million.

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

During the three months ended March 31, 2024, the Operating Partnership’s primary source of cash was cash flows from operations. As of March 31, 2024, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

The Operating Partnership has an unsecured term loan (the “term loan”) with several banks acting as lenders. Effective March 2, 2023, the Operating Partnership entered into a Third Amendment to the First Amended and Restated Term Loan Agreement, dated as of September 8, 2017, as amended (the “Term Loan Agreement”). Under the Term Loan Agreement, the lenders agreed to provide $300.0 million of unsecured borrowings. The maturity date of the term loan is January 20, 2025, without further options for extension. The Term Loan Agreement also provides that the Operating Partnership may from time to time request increased aggregate commitments of $200.0 million if certain conditions are met, including the consent of the lenders to the additional commitments. Additionally, the Operating Partnership has an unsecured revolving credit facility (the “credit facility”) with several banks. Effective March 2, 2023, the Operating Partnership entered into a Third Amendment to the Second Amended and Restated Credit Agreement, dated as of September 8, 2017, (as amended, the “Credit Facility Agreement”). Under the Credit Facility Agreement, the Operating Partnership has borrowing capacity of up to $600.0 million. The maturity date under the Credit Facility Agreement is March 2, 2027, with two six-month extension options, which may be exercised by the Operating Partnership upon satisfaction of certain conditions including the payment of extension fees. Additionally, the Credit Facility Agreement contains an accordion feature, which allows the Operating Partnership to increase the borrowing capacity under the Credit Facility Agreement up to an aggregate of $1.2 billion, subject to lender consents and other conditions. Refer to Note 3 of the accompanying consolidated financial statements for certain quantitative details related to the interest accrual calculations on outstanding principal amounts for both the Term Loan Agreement and Credit Facility Agreement.

As of March 31, 2024, $200.0 million and $68.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during the three months ended March 31, 2024 was 6.4%. As discussed in Note 8 of the accompanying consolidated financial statements, the Operating Partnership uses interest rate swaps to manage its interest rate risk. For the three months ended March 31, 2024, $150.0 million of the Operating Partnership’s term loan was swapped at a blended interest rate of 5.4%. The weighted average interest rate on the credit facility during the three months ended March 31, 2024 was 6.3%. The Operating Partnership had no amounts available to borrow under the term loan at March 31, 2024. The Operating Partnership had approximately $532.0 million available to borrow under the credit facility at March 31, 2024.

Further, the Operating Partnership issued $350.0 million aggregate principal amount of unsecured senior notes in September 2023 (the “Senior Notes Due 2028”), $250.0 million aggregate principal amount of unsecured senior notes in December 2017 (the “Senior Notes Due 2027”), $200.0 million aggregate principal amount of unsecured senior notes in September 2016 (the “Senior Notes Due 2026”), and $250.0 million aggregate principal amount of unsecured senior notes in December 2014 (the “Senior Notes Due 2024” and collectively with the Senior Notes Due 2026, the Senior Notes Due 2027 and the Senior Notes Due 2028, the “Senior Notes”), each of which were fully and unconditionally guaranteed by ROIC.

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at March 31, 2024.

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

The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

Cash Flows

The following table summarizes, for the periods indicated, selected items in the Company’s consolidated statements of cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net Cash Provided by (Used in):
Operating Activities	$42,723	$44,447
Investing Activities	$(15,718)	$(8,004)
Financing Activities	$(31,262)	$(30,234)

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to approximately $42.7 million in the three months ended March 31, 2024, compared to approximately $44.4 million in the comparable period in 2023. This decrease of approximately $1.7 million during the three months ended March 31, 2024 is primarily related to the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to approximately $15.7 million in the three months ended March 31, 2024, compared to approximately $8.0 million in the comparable period in 2023. This increase of approximately $7.7 million for the three months ended March 31, 2024 is primarily due to the increase in deposits on real estate of $5.0 million and an increase in payments for improvements to properties of approximately $2.6 million.

Financing Activities

Net cash flows used in financing activities amounted to approximately $31.3 million in the three months ended March 31, 2024, compared to approximately $30.2 million in the comparable period in 2023. This increase of approximately $1.0 million for the three months ended March 31, 2024 is primarily due to an increase in dividends and distributions paid to common stockholders and OP Unitholders of approximately $20.2 million offset by a decrease in net pay downs on the credit facility of $14.0 million and a decrease in deferred financing costs of approximately $5.6 million related to the Credit Facility Agreement.

Material Cash Requirements

The following table represents the Company’s known contractual and other short-term (i.e., the next twelve months) and long-term (i.e., beyond the next twelve months) obligations as of March 31, 2024 (in thousands):

	Short-Term	Long-Term	Total
Material cash requirements:
Mortgage Notes Payable Principal (1)	$26,717	$33,151	$59,868
Mortgage Notes Payable Interest	1,313	696	2,009
Term loan (2)	—	200,000	200,000
Credit facility (3)	—	68,000	68,000
Senior Notes Due 2028 (4)	25,200	444,500	469,700
Senior Notes Due 2027 (4)	10,475	281,425	291,900
Senior Notes Due 2026 (4)	7,900	211,850	219,750
Senior Notes Due 2024 (5)	260,000	—	260,000
Operating lease obligations	1,365	32,875	34,240
Total	$332,970	$1,272,497	$1,605,467
__________________

(1)Does not include unamortized mortgage premium of approximately $18,000 as of March 31, 2024.
(2)The floating rate term loan accrues interest at the current rate of 5.7% as of March 31, 2024, which is inclusive of the Company’s $150.0 million swap agreements.
(3)The floating rate credit facility accrues interest at the current rate of 6.3% as of March 31, 2024.
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

The Company has committed approximately $3.0 million and $136,000 in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the three months ended March 31, 2024.

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

Further, the Operating Partnership issued $350.0 million aggregate principal amount of unsecured senior notes in September 2023, $250.0 million aggregate principal amount of unsecured senior notes in each of December 2017 and December 2014 and $200.0 million aggregate principal amount of unsecured senior notes in September 2016, each of which were fully and unconditionally guaranteed by the Company.

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

As of March 31, 2024, the Company had $268.0 million of variable rate debt outstanding. The Company primarily uses fixed-rate debt and interest rate swaps to manage its interest rate risk. The Company entered into interest rate swaps in order to economically hedge against the risk of rising interest rates that would affect the Company’s interest expense related to its future anticipated debt issuances as part of its overall borrowing program. See the discussion under Note 8 of the accompanying consolidated financial statements for certain quantitative details related to the interest rate swaps. The sensitivity analysis table presented below shows the estimated instantaneous parallel shift in the yield curve up and down by 50 and 100 basis points, respectively, on the clean market value of its interest rate derivatives as of March 31, 2024, exclusive of non-performance risk (in thousands):

Swap Notional	Less 100 basis points	Less 50 basis points	March 31, 2024 Value	Increase 50 basis points	Increase 100 basis points
$100,000	$(29)	$139	$306	$473	$640
$50,000	$79	$163	$247	$330	$413

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

A 100 basis-point increase in short-term interest rates would have increased the Company’s interest expense by approximately $356,000 for the three months ended March 31, 2024.

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

During the three months ended March 31, 2024, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the three months ended March 31, 2024, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our risk factors during the three months ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, ROIC purchased the following:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	251,738	$14.03	—	—
February 1, 2024 to February 29, 2024	—	—	—	—
March 1, 2024 to March 31, 2024	—	—	—	—
Total	251,738	$14.03	—	—

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (and contained in Exhibit 101).
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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: April 24, 2024	Date: April 24, 2024

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: April 24, 2024	Date: April 24, 2024