Form 10-Q
period 2024-09-30
RETAIL OPPORTUNITY INVESTMENTS CORP; Retail Opportunity Investments Partnership, LP
filed 2024-10-23
CIK 1407623, 1577230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 128,648,870 shares of common stock, par value $0.0001 per share, of Retail Opportunity Investments Corp. outstanding as of October 17, 2024.

EXPLANATORY PARAGRAPH

This report combines the quarterly reports on Form 10-Q for the quarter ended September 30, 2024 of Retail Opportunity Investments Corp., a Maryland corporation (“ROIC”), and Retail Opportunity Investments Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), of which ROIC is the parent company and general partner. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Company,” “we,” “us,” “our,” or “our company” refer to ROIC together with its consolidated subsidiaries, including the Operating Partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “the Operating Partnership” refer to Retail Opportunity Investments Partnership, LP together with its consolidated subsidiaries.

ROIC operates as a real estate investment trust and as of September 30, 2024, ROIC owned an approximate 95.3% partnership interest in the Operating Partnership. Retail Opportunity Investments GP, LLC, ROIC’s wholly-owned subsidiary, is the sole general partner of the Operating Partnership, and as the parent company, ROIC has the full and complete authority over the Operating Partnership’s day-to-day management and control.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Real Estate Investments:
Land	$971,609	$967,251
Building and improvements	2,525,268	2,500,647
	3,496,877	3,467,898
Less: accumulated depreciation	693,690	654,543
	2,803,187	2,813,355
Mortgage note receivable	4,622	4,694
Real Estate Investments, net	2,807,809	2,818,049
Cash and cash equivalents	61,338	6,302
Restricted cash	—	2,116
Tenant and other receivables, net	59,986	61,193
Deposit on real estate acquisition	200	—
Acquired lease intangible assets, net	42,364	42,791
Prepaid expenses	1,932	3,354
Deferred charges, net	26,032	27,294
Other assets	16,500	16,541
Total assets	$3,016,161	$2,977,640

LIABILITIES AND EQUITY
Liabilities:
Term loan	$199,927	$199,745
Credit facility	135,000	75,000
Senior Notes	1,044,992	1,043,593
Mortgage notes payable	33,481	60,052
Acquired lease intangible liabilities, net	128,520	137,820
Accounts payable and accrued expenses	63,265	50,598
Tenants’ security deposits	8,382	8,205
Other liabilities	41,821	39,420
Total liabilities	1,655,388	1,614,433

Commitments and contingencies

Equity:
Preferred stock, $0.0001 par value 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 128,648,870 and 126,904,085 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	13	13
Additional paid-in capital	1,661,702	1,643,908
Accumulated dividends in excess of earnings	(364,322)	(357,160)
Accumulated other comprehensive income	—	559
Total Retail Opportunity Investments Corp. stockholders’ equity	1,297,393	1,287,320
Non-controlling interests	63,380	75,887
Total equity	1,360,773	1,363,207
Total liabilities and equity	$3,016,161	$2,977,640

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$82,437	$78,273	$249,216	$236,902
Other income	1,047	3,472	2,918	6,179
Total revenues	83,484	81,745	252,134	243,081

Operating expenses
Property operating	14,923	13,210	43,478	40,993
Property taxes	9,324	8,909	26,372	26,677
Depreciation and amortization	25,918	27,050	78,518	77,280
General and administrative expenses	5,959	5,492	17,323	16,588
Other expense	158	157	815	811
Total operating expenses	56,282	54,818	166,506	162,349

Gain on sale of real estate	26,656	—	26,656	—

Operating income	53,858	26,927	112,284	80,732

Non-operating expenses
Interest expense and other finance expenses	(19,933)	(17,998)	(58,895)	(52,589)
Net income	33,925	8,929	53,389	28,143
Net income attributable to non-controlling interests	(1,797)	(501)	(2,877)	(1,644)
Net Income Attributable to Retail Opportunity Investments Corp.	$32,128	$8,428	$50,512	$26,499

Earnings per share – basic	$0.25	$0.07	$0.40	$0.21

Earnings per share – diluted	$0.25	$0.07	$0.39	$0.21

Dividends per common share	$0.15	$0.15	$0.45	$0.45

Comprehensive income:
Net income	$33,925	$8,929	$53,389	$28,143
Other comprehensive (loss) income:
Unrealized swap derivative gain arising during the period	6	283	422	1,951
Reclassification adjustment for amortization to interest expense included in net income	(254)	(354)	(1,014)	(621)
Other comprehensive (loss) income:	(248)	(71)	(592)	1,330
Comprehensive income	33,677	8,858	52,797	29,473
Comprehensive income attributable to non-controlling interests	(1,783)	(497)	(2,844)	(1,718)
Comprehensive income attributable to Retail Opportunity Investments Corp.	$31,894	$8,361	$49,953	$27,755

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated dividends in excess of earnings	Accumulated other comprehensive income (loss)	Non- controlling interests	Equity
	Shares	Amount
Balance at December 31, 2023	126,904,085	$13	$1,643,908	$(357,160)	$559	$75,887	$1,363,207
Shares issued under the Equity Incentive Plan	810,507	—	—	—	—	—	—
Shares withheld for employee taxes	(251,738)	—	(3,532)	—	—	—	(3,532)
Cancellation of restricted stock	(5,000)	—	—	—	—	—	—
Stock based compensation expense	—	—	1,861	—	—	926	2,787
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	1,096	—	—	(1,096)	—
Registration expenditures	—	—	(33)	—	—	—	(33)
Cash dividends ($0.15 per share)	—	—	—	(19,118)	—	(1,116)	(20,234)
Dividends payable to officers	—	—	—	(40)	—	(134)	(174)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	11,018	—	—	11,018
Net income attributable to non-controlling interests	—	—	—	—	—	647	647
Other comprehensive loss	—	—	—	—	(38)	(2)	(40)
Balance at March 31, 2024	127,457,854	$13	$1,643,300	$(365,300)	$521	$75,112	$1,353,646
Cancellation of restricted stock	(3,500)	—	—	—	—	—	—
Stock based compensation expense	—	—	2,154	—	—	1,129	3,283
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	849	—	—	(849)	—
Registration expenditures	—	—	(36)	—	—	—	(36)
Cash dividends ($0.15 per share)	—	—	—	(19,117)	—	(1,115)	(20,232)
Dividends payable to officers	—	—	—	(40)	—	(117)	(157)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	7,366	—	—	7,366
Net income attributable to non-controlling interests	—	—	—	—	—	433	433
Other comprehensive loss	—	—	—	—	(287)	(17)	(304)
Balance at June 30, 2024	127,454,354	$13	$1,646,267	$(377,091)	$234	$74,576	$1,343,999
Stock based compensation expense	—	—	2,402	—	—	1,130	3,532
Redemption of OP Units	1,194,516	—	18,529	—	—	(18,529)	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	—	(5,472)	—	—	5,472	—
Registration expenditures	—	—	(24)	—	—	—	(24)
Cash dividends ($0.15 per share)	—	—	—	(19,297)	—	(937)	(20,234)
Dividends payable to officers	—	—	—	(62)	—	(115)	(177)
Net income attributable to Retail Opportunity Investments Corp.	—	—	—	32,128	—	—	32,128
Net income attributable to non-controlling interests	—	—	—	—	—	1,797	1,797
Other comprehensive loss	—	—	—	—	(234)	(14)	(248)
Balance at September 30, 2024	128,648,870	$13	$1,661,702	$(364,322)	$—	$63,380	$1,360,773

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

RETAIL OPPORTUNITY INVESTMENTS CORP.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,389	$28,143
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78,518	77,280
Amortization of deferred financing costs and mortgage discounts and premiums, net	2,723	2,879
Straight-line rent adjustment	(246)	(1,688)
Amortization of above-market and below-market rent, net	(11,965)	(7,591)
Amortization relating to stock based compensation	9,602	9,582
Provisions for tenant credit losses	2,061	2,876
Other noncash interest income	—	(15)
Gain on sale of real estate	(26,656)	—
Change in operating assets and liabilities:
Tenant and other receivables	(2,116)	(2,789)
Prepaid expenses	1,396	4,330
Accounts payable and accrued expenses	14,361	14,012
Other assets and liabilities, net	603	(2,761)
Net cash provided by operating activities	121,670	124,258
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(71,063)	—
Proceeds from sale of real estate	66,383	—
Improvements to properties	(32,804)	(33,059)
Deposits on real estate acquisitions, net	(200)	500
Proceeds on repayment of mortgage note receivable	72	68
Net cash used in investing activities	(37,612)	(32,491)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(26,527)	(512)
Payments on term loan	—	(100,000)
Proceeds from draws on credit facility	180,000	71,000
Payments on credit facility	(120,000)	(159,000)
Proceeds from issuance of Senior Notes	—	348,289
Distributions to OP Unitholders	(3,347)	(2,383)
Deferred financing and other costs	—	(7,851)
Registration expenditures	(93)	(50)
Dividends paid to common stockholders	(57,639)	(37,948)
Common shares issued under the Equity Incentive Plan	—	32
Shares withheld for employee taxes	(3,532)	(3,291)
Net cash (used in) provided by financing activities	(31,138)	108,286
Net increase in cash, cash equivalents and restricted cash	52,920	200,053
Cash, cash equivalents and restricted cash at beginning of period	8,418	7,459
Cash, cash equivalents and restricted cash at end of period	$61,338	$207,512

Other non-cash investing and financing activities:
Increase in intangible lease liabilities	$5,884	$—
(Decrease) increase in interest rate swap asset	$(592)	$1,346
Accrued real estate improvement costs	$3,755	$9,758
Equity redemption of OP Units	$18,529	$13,389
Dividends and distributions payable	$21,233	$20,957
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$61,338	$205,260
Restricted cash	—	2,252
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$61,338	$207,512
See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Balance Sheets
(In thousands)

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Real Estate Investments:
Land	$971,609	$967,251
Building and improvements	2,525,268	2,500,647
	3,496,877	3,467,898
Less: accumulated depreciation	693,690	654,543
	2,803,187	2,813,355
Mortgage note receivable	4,622	4,694
Real Estate Investments, net	2,807,809	2,818,049
Cash and cash equivalents	61,338	6,302
Restricted cash	—	2,116
Tenant and other receivables, net	59,986	61,193
Deposit on real estate acquisition	200	—
Acquired lease intangible assets, net	42,364	42,791
Prepaid expenses	1,932	3,354
Deferred charges, net	26,032	27,294
Other assets	16,500	16,541
Total assets	$3,016,161	$2,977,640

LIABILITIES AND CAPITAL
Liabilities:
Term loan	$199,927	$199,745
Credit facility	135,000	75,000
Senior Notes	1,044,992	1,043,593
Mortgage notes payable	33,481	60,052
Acquired lease intangible liabilities, net	128,520	137,820
Accounts payable and accrued expenses	63,265	50,598
Tenants’ security deposits	8,382	8,205
Other liabilities	41,821	39,420
Total liabilities	1,655,388	1,614,433

Commitments and contingencies

Capital:
Partners’ capital, unlimited partnership units authorized:
ROIC capital	1,297,393	1,286,761
Limited partners’ capital	63,380	75,854
Accumulated other comprehensive income	—	592
Total capital	1,360,773	1,363,207
Total liabilities and capital	$3,016,161	$2,977,640

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental revenue	$82,437	$78,273	$249,216	$236,902
Other income	1,047	3,472	2,918	6,179
Total revenues	83,484	81,745	252,134	243,081

Operating expenses
Property operating	14,923	13,210	43,478	40,993
Property taxes	9,324	8,909	26,372	26,677
Depreciation and amortization	25,918	27,050	78,518	77,280
General and administrative expenses	5,959	5,492	17,323	16,588
Other expense	158	157	815	811
Total operating expenses	56,282	54,818	166,506	162,349

Gain on sale of real estate	26,656	—	26,656	—

Operating income	53,858	26,927	112,284	80,732

Non-operating expenses
Interest expense and other finance expenses	(19,933)	(17,998)	(58,895)	(52,589)
Net Income Attributable to Retail Opportunity Investments Partnership, LP	$33,925	$8,929	$53,389	$28,143

Earnings per unit - basic	$0.25	$0.07	$0.40	$0.21

Earnings per unit - diluted	$0.25	$0.07	$0.39	$0.21

Distributions per unit	$0.15	$0.15	$0.45	$0.45

Comprehensive income:
Net income attributable to Retail Opportunity Investments Partnership, LP	$33,925	$8,929	$53,389	$28,143
Other comprehensive (loss) income:
Unrealized swap derivative gain arising during the period	6	283	422	1,951
Reclassification adjustment for amortization to interest expense included in net income	(254)	(354)	(1,014)	(621)
Other comprehensive (loss) income:	(248)	(71)	(592)	1,330
Comprehensive income attributable to Retail Opportunity Investments Partnership, LP	$33,677	$8,858	$52,797	$29,473

See accompanying notes to consolidated financial statements.

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Partners’ Capital
(Unaudited)
(In thousands, except unit data)

	Limited Partner’s Capital (1)		ROIC Capital (2)		Accumulated other comprehensive income (loss)
	Units	Amount	Units	Amount		Capital
Balance at December 31, 2023	7,437,117	$75,854	126,904,085	$1,286,761	$592	$1,363,207
OP Units issued under the Equity Incentive Plan	—	—	810,507	—	—	—
OP Units withheld for employee taxes	—	—	(251,738)	(3,532)	—	(3,532)
Cancellation of OP Units	—	—	(5,000)	—	—	—
Stock based compensation expense	—	926	—	1,861	—	2,787
Adjustment to non-controlling interests ownership in Operating Partnership	—	(1,096)	—	1,096	—	—
Registration expenditures	—	—	—	(33)	—	(33)
Cash distributions ($0.15 per unit)	—	(1,116)	—	(19,118)	—	(20,234)
Distributions payable to officers	—	(134)	—	(40)	—	(174)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	647	—	11,018	—	11,665
Other comprehensive loss	—	—	—	—	(40)	(40)
Balance at March 31, 2024	7,437,117	$75,081	127,457,854	$1,278,013	$552	$1,353,646
Cancellation of OP Units	—	—	(3,500)	—	—	—
Stock based compensation expense	—	1,129	—	2,154	—	3,283
Adjustment to non-controlling interests ownership in Operating Partnership	—	(849)	—	849	—	—
Registration expenditures	—	—	—	(36)	—	(36)
Cash distributions ($0.15 per unit)	—	(1,115)	—	(19,117)	—	(20,232)
Distributions payable to officers	—	(117)	—	(40)	—	(157)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	433	—	7,366	—	7,799
Other comprehensive loss	—	—	—	—	(304)	(304)
Balance at June 30, 2024	7,437,117	$74,562	127,454,354	$1,269,189	$248	$1,343,999
Stock based compensation expense	—	1,130	—	2,402	—	3,532
Equity redemption of OP Units	(1,194,516)	(18,529)	1,194,516	18,529	—	—
Adjustment to non-controlling interests ownership in Operating Partnership	—	5,472	—	(5,472)	—	—
Registration expenditures	—	—	—	(24)	—	(24)
Cash distributions ($0.15 per unit)	—	(937)	—	(19,297)	—	(20,234)
Distributions payable to officers	—	(115)	—	(62)	—	(177)
Net income attributable to Retail Opportunity Investments Partnership, LP	—	1,797	—	32,128	—	33,925
Other comprehensive loss	—	—	—	—	(248)	(248)
Balance at September 30, 2024	6,242,601	$63,380	128,648,870	$1,297,393	$—	$1,360,773

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

RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,389	$28,143
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78,518	77,280
Amortization of deferred financing costs and mortgage discounts and premiums, net	2,723	2,879
Straight-line rent adjustment	(246)	(1,688)
Amortization of above-market and below-market rent, net	(11,965)	(7,591)
Amortization relating to stock based compensation	9,602	9,582
Provisions for tenant credit losses	2,061	2,876
Other noncash interest income	—	(15)
Gain on sale of real estate	(26,656)	—
Change in operating assets and liabilities:
Tenant and other receivables	(2,116)	(2,789)
Prepaid expenses	1,396	4,330
Accounts payable and accrued expenses	14,361	14,012
Other assets and liabilities, net	603	(2,761)
Net cash provided by operating activities	121,670	124,258
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in real estate	(71,063)	—
Proceeds from sale of real estate	66,383	—
Improvements to properties	(32,804)	(33,059)
Deposits on real estate acquisitions, net	(200)	500
Proceeds on repayment of mortgage note receivable	72	68
Net cash used in investing activities	(37,612)	(32,491)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments on mortgages	(26,527)	(512)
Payments on term loan	—	(100,000)
Proceeds from draws on credit facility	180,000	71,000
Payments on credit facility	(120,000)	(159,000)
Proceeds from issuance of Senior Notes	—	348,289
Deferred financing and other costs	—	(7,851)
Registration expenditures	(93)	(50)
Distributions to OP Unitholders	(60,986)	(40,331)
Issuance of OP Units under the Equity Incentive Plan	—	32
OP Units withheld for employee taxes	(3,532)	(3,291)
Net cash (used in) provided by financing activities	(31,138)	108,286
Net increase in cash, cash equivalents and restricted cash	52,920	200,053
Cash, cash equivalents and restricted cash at beginning of period	8,418	7,459
Cash, cash equivalents and restricted cash at end of period	$61,338	$207,512

Other non-cash investing and financing activities:
Increase in intangible lease liabilities	$5,884	$—
(Decrease) increase in interest rate swap asset	$(592)	$1,346
Accrued real estate improvement costs	$3,755	$9,758
Equity redemption of OP Units	$18,529	$13,389
Distributions payable	$21,233	$20,957
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$61,338	$205,260
Restricted cash	—	2,252
Total cash, cash equivalents and restricted cash shown in Statements of Cash Flows	$61,338	$207,512

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU No. 2023-07 requires disclosure of significant segment expenses and other segment items that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. Additionally, this ASU requires that a public entity with a single reportable segment provide the new disclosures and all the disclosures historically required under Accounting Standards Codification 280. The pronouncement will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024, with early adoption permitted. The Company continues to evaluate the impact this pronouncement will have on the Company’s consolidated financial statements and related disclosures for the Company’s single reportable segment.

Principles of Consolidation

The accompanying consolidated financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, the consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and the results of operations and cash flows for the periods presented. Results of operations for the three and nine month periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

The Company follows the FASB guidance that defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The FASB also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company records interest and penalties relating to unrecognized tax benefits, if any, as interest expense. As of September 30, 2024, the statute of limitations for the tax years 2020 through and including 2023 remain open for examination by the Internal Revenue Service (“IRS”) and state taxing authorities.

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

Real Estate Investments

All costs related to the improvement or replacement of real estate properties are capitalized. Additions, renovations and improvements that enhance and/or extend the useful life of a property are also capitalized. Expenditures for ordinary maintenance, repairs and improvements that do not materially prolong the normal useful life of an asset are charged to operations as incurred. During the nine months ended September 30, 2024 and 2023, capitalized costs related to the improvement or replacement of real estate properties were approximately $31.5 million and $38.7 million, respectively.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if it were vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases associated with the original lease term and option periods, if applicable, is amortized to Rental revenue over the terms of the respective leases including applicable option periods. The value of in-place leases is amortized to Depreciation and amortization expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.

The Company expenses transaction costs associated with business combinations and unsuccessful property asset acquisitions in the period incurred and capitalizes transaction costs associated with successful property asset acquisitions. In conjunction with the Company’s pursuit and acquisition of real estate investments, the Company did not expense any acquisition transaction costs during the three and nine months ended September 30, 2024 or 2023.

Sales of real estate are recognized only when it is determined that the Company will collect substantially all of the consideration to which it is entitled, possession and other attributes of ownership have been transferred to the buyer and the Company has no controlling financial interest. The application of these criteria can be complex and requires the Company to make assumptions. Management has determined that all of these criteria were met for all real estate sold during the three and nine months ended September 30, 2024.

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2024 or December 31, 2023.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed the federally insured limit by the Federal Deposit Insurance Corporation. The Company has not experienced any losses related to these balances. Cash and cash equivalents also includes the cash proceeds of property sales held by qualified intermediaries in anticipation of the acquisition of replacement properties in a tax-free exchange under Section 1031 of the Code.

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic trends and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The Company also provides an allowance for future credit losses of the deferred straight-line rents receivable. The allowance for doubtful accounts at September 30, 2024 and December 31, 2023 was approximately $16.6 million and $17.4 million, respectively.

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

For the three and nine months ended September 30, 2024 and 2023, basic EPS was determined by dividing net income allocable to common stockholders for the applicable period by the weighted average number of shares of common stock outstanding during such period. Net income during the applicable period is also allocated to the time-based unvested restricted stock as these grants are entitled to receive non-forfeitable dividends and are therefore considered a participating security. Time-based unvested restricted stock is not allocated net losses and/or any excess of dividends declared over net income; such amounts are allocated entirely to the common stockholders other than the holders of time-based unvested restricted stock. The performance-based restricted stock awards and LTIP Units (as defined below) outstanding under the Equity Incentive Plan described in Note 7 are excluded from the basic EPS calculation, as these units are not participating securities until they vest.

The following table sets forth the reconciliation between basic and diluted EPS for ROIC (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$33,925	$8,929	$53,389	$28,143
Less income attributable to non-controlling interests	(1,797)	(501)	(2,877)	(1,644)
Less earnings allocated to participating securities	(129)	(112)	(389)	(344)
Net income available for common stockholders, basic	$31,999	$8,316	$50,123	$26,155
Numerator:
Net income	$33,925	$8,929	$53,389	$28,143
Less earnings allocated to participating securities	(129)	(112)	(389)	(344)
Net income available for common stockholders, diluted	$33,796	$8,817	$53,000	$27,799
Denominator:
Denominator for basic EPS – weighted average common equivalent shares	127,091,633	125,256,022	126,760,699	124,873,309
OP Units	6,938,898	7,437,117	7,269,832	7,811,586
Performance-based restricted stock awards and LTIP Units	503,188	463,789	445,439	451,478
Denominator for diluted EPS – weighted average common equivalent shares	134,533,719	133,156,928	134,475,970	133,136,373

Earnings Per Unit

The following table sets forth the reconciliation between basic and diluted earnings per unit for the Operating Partnership (in thousands, except unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$33,925	$8,929	$53,389	$28,143
Less earnings allocated to participating securities	(129)	(112)	(389)	(344)
Net income available to unitholders, basic and diluted	$33,796	$8,817	$53,000	$27,799
Denominator:
Denominator for basic earnings per unit – weighted average common equivalent units	134,030,531	132,693,139	134,030,531	132,684,895
Performance-based restricted stock awards and LTIP Units	503,188	463,789	445,439	451,478
Denominator for diluted earnings per unit – weighted average common equivalent units	134,533,719	133,156,928	134,475,970	133,136,373

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

2. Real Estate Investments

The following real estate investment transactions have occurred during the nine months ended September 30, 2024.

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

The financial information set forth below summarizes the Company’s purchase price allocation for the property asset acquired during the nine months ended September 30, 2024 (in thousands):

September 30, 2024
Assets
Land	$21,255
Building and improvements	46,010
Acquired lease intangible asset	4,883
Deferred charges	1,755
Assets acquired	$73,903

Liabilities
Acquired lease intangible liability	$2,952
Liabilities assumed	$2,952

The following table summarizes the operating results included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2024, for the property asset acquired during the nine months ended September 30, 2024 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Statement of operations:
Revenues	$1,658	$3,230
Net income attributable to Retail Opportunity Investments Corp.	$312	$503

Property Asset Dispositions

On July 17, 2024, the Company sold the property known as Marketplace Del Rio, a shopping center located in Oceanside, California. The sales price of $56.6 million, less costs to sell, resulted in net proceeds of approximately $54.9 million. The Company recorded a gain on sale of real estate of approximately $22.2 million during the three and nine months ended September 30, 2024 related to this property disposition. As of September 30, 2024, the proceeds are being held by a qualified intermediary in anticipation of the acquisition of replacement properties in a tax free exchange under Section 1031 of the Code.

On August 27, 2024, the Company sold the property known as PCC Community Markets Plaza, a single tenant property located in Edmonds, Washington. The sales price of approximately $12.2 million, less costs to sell, resulted in net proceeds of approximately $11.5 million. The Company recorded a gain on sale of real estate of approximately $4.4 million during the three and nine months ended September 30, 2024 related to this property disposition.

3. Tenant Leases

Space in the Company’s shopping centers is leased to various tenants under operating leases that usually grant tenants renewal options and generally provide for additional rents based on certain operating expenses as well as tenants’ sales volume.

Future minimum rents to be received under non-cancellable leases as of September 30, 2024 are summarized as follows (in thousands):

Minimum Rents
Remaining 2024	$57,994
2025	224,181
2026	197,680
2027	167,694
2028	135,667
Thereafter	409,405
Total minimum lease payments	$1,192,621

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

The mortgage notes payable collateralized by respective properties and assignment of leases at September 30, 2024 and December 31, 2023, respectively, were as follows (in thousands, except interest rates):

Property	Maturity Date	Interest Rate	September 30, 2024	December 31, 2023
Fullerton Crossroads	April 2024	4.728%	$—	$26,000
Diamond Hills Plaza	October 2025	3.550%	33,518	34,045
			$33,518	$60,045
Unamortized mortgage premiums			—	72
Net unamortized deferred financing costs			(37)	(65)
Total mortgage notes payable			$33,481	$60,052

Term Loan and Credit Facility

The carrying values of the Operating Partnership’s unsecured term loan (the “term loan”) were as follows (in thousands):

	September 30, 2024	December 31, 2023
Term loan	$200,000	$200,000
Net unamortized deferred financing costs	(73)	(255)
Term loan	$199,927	$199,745

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

Additionally, the Operating Partnership is obligated to pay a facility fee at a rate based on the credit rating level of the Company (currently 0.20%) and a fronting fee at a rate of 0.125% per year with respect to each letter of credit issued under the Credit Facility Agreement, of which the Operating Partnership had $150,000 outstanding as of September 30, 2024. The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

As of September 30, 2024, there was $135.0 million outstanding under the credit facility compared to $75.0 million outstanding as of December 31, 2023. The net unamortized deferred financing costs, which are included in Deferred charges, net in the accompanying consolidated balance sheets, were approximately $3.8 million as of September 30, 2024 compared to approximately $5.0 million as of December 31, 2023.

The weighted average interest rate on the term loan during both the three and nine months ended September 30, 2024 was 6.4%. As discussed in Note 9 of the accompanying consolidated financial statements, the Company has historically used interest rate swaps to help manage its interest rate risk. The Company’s two interest rate swaps matured effective August 31, 2024, and accordingly, the interest rate on a portion of the term loan was no longer effectively fixed and outstanding borrowings under the term loan became subject to a variable interest rate, as detailed above, effective September 1, 2024. The weighted average interest rate on the credit facility during both the three and nine months ended September 30, 2024 was 6.3%. The Company had no amounts available to borrow under the term loan at September 30, 2024. The Company had approximately $465.0 million available to borrow under the credit facility at September 30, 2024.

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

The carrying value of the Operating Partnership’s Senior Notes are as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal amount	$1,050,000	$1,050,000
Unamortized debt discount	(1,499)	(2,033)
Net unamortized deferred financing costs	(3,509)	(4,374)
Senior Notes	$1,044,992	$1,043,593

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at September 30, 2024.

5. Preferred Stock of ROIC

ROIC is authorized to issue 50,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2024 and December 31, 2023, there were no shares of preferred stock outstanding.

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

During the three and nine months ended September 30, 2024, ROIC did not sell any shares under the Sales Agreement.

Stock Repurchase Program

On July 31, 2013, ROIC’s board of directors authorized a stock repurchase program to repurchase up to a maximum of $50.0 million of the Company’s common stock. During the nine months ended September 30, 2024, the Company did not repurchase any shares of common stock under this program.

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

Restricted Stock

During the nine months ended September 30, 2024, ROIC awarded 608,781 shares of time-based restricted common stock under the Equity Incentive Plan.

A summary of the status of the Company’s non-vested restricted stock awards as of September 30, 2024, and changes during the nine months ended September 30, 2024 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2023	1,137,965	$16.74
Vested	(684,840)	$16.07
Granted	608,781	$13.06
Forfeited	(8,500)	$13.96
Non-vested as of September 30, 2024	1,053,406	$15.07

LTIP Units

During the nine months ended September 30, 2024, ROIC awarded 290,522 LTIP Units under the Equity Incentive Plan. The LTIP Units vest based on both pre-defined operational and market-indexed performance criteria with a vesting date on January 1, 2027.

A summary of the status of the Company’s non-vested LTIP Unit awards as of September 30, 2024, and changes during the nine months ended September 30, 2024 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2023	245,972	$14.97
Granted	290,522	$13.23
Non-vested as of September 30, 2024	536,494	$14.03

Stock Based Compensation Expense

For the three months ended September 30, 2024 and 2023, the amounts charged to expense for all stock-based compensation arrangements totaled approximately $3.5 million and $3.2 million, respectively. For both the nine months ended September 30, 2024 and 2023, the amounts charged to expense for all stock-based compensation arrangements totaled approximately $9.6 million.

8. Capital of the Operating Partnership

As of September 30, 2024, the Operating Partnership had 134,891,471 OP Units outstanding. ROIC owned an approximate 95.3% partnership interest in the Operating Partnership at September 30, 2024, or 128,648,870 OP Units. The remaining 6,242,601 OP Units are owned by other limited partners. A share of ROIC’s common stock and an OP Unit have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.

As of September 30, 2024, subject to certain exceptions, holders are able to redeem their OP Units for cash or, at ROIC’s option, for shares of ROIC common stock on a one-for-one basis. If cash is paid in the redemption, the redemption price is equal to the average closing price on the NASDAQ Stock Market for shares of ROIC’s common stock over the ten consecutive trading days immediately preceding the date a redemption notice is received by ROIC.

During the nine months ended September 30, 2024, ROIC received notices of redemption for a total of 1,194,516 OP Units. ROIC elected to redeem the 1,194,516 OP Units for shares of ROIC common stock on a one-for-one basis, and accordingly, 1,194,516 shares of ROIC common stock were issued.

The redemption value of outstanding OP Units owned by the limited partners as of September 30, 2024, not including ROIC, had such units been redeemed at September 30, 2024, was approximately $98.3 million, calculated based on the average closing price of ROIC’s common stock on the NASDAQ Stock Market for the ten consecutive trading days immediately preceding September 30, 2024, which amounted to $15.74 per share.

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

The carrying values of cash and cash equivalents, restricted cash, tenant and other receivables, deposits, prepaid expenses, other assets, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short-term nature of these instruments. The carrying values of the term loan and credit facility are deemed to be at fair value since the outstanding debt is directly tied to monthly SOFR contracts. The fair value of the outstanding Senior Notes Due 2028 and Senior Notes Due 2024 as of September 30, 2024 was approximately $375.4 million and $249.3 million, respectively, based on inputs not quoted on active markets, but corroborated by market data, or Level 2. The fair value of the outstanding Senior Notes Due 2027 and Senior Notes Due 2026 as of September 30, 2024 was approximately $238.5 million and $193.2 million, respectively, calculated using significant inputs which are not observable in the market, or Level 3. The mortgage note payable was recorded at its fair value at the time it was originated. The Company’s outstanding mortgage note payable was estimated to have a fair value of approximately $34.5 million with a weighted average interest rate of 6.5% as of September 30, 2024. This fair value measurement falls within Level 3 of the fair value hierarchy.

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

Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2024, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company determined that its derivative valuation in its entirety was classified in Level 2 of the fair value hierarchy.

The Company’s two interest rate swaps, that effectively fixed the interest rate on a portion of the Company’s term loan, matured effective August 31, 2024.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet as of September 30, 2024 and December 31, 2023, respectively (in thousands):

Derivatives designed as hedging instruments	Balance sheet location	September 30, 2024 Fair Value	December 31, 2023 Fair Value
Interest rate products	Other assets	$—	$592

Derivatives in Cash Flow Hedging Relationships

The table below details the location in the financial statements of the gain or loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amount of gain recognized in OCI on derivatives	$6	$283	$422	$1,951
Amount of gain reclassified from AOCI into interest	$(254)	$(354)	$(1,014)	$(621)

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

The Company has signed several ground leases in which the Company is the lessee for the land beneath all or a portion of the buildings for certain properties. As of September 30, 2024, the Company’s net lease liability of approximately $15.9 million, which is included in Other liabilities in the accompanying consolidated balance sheets, and related net right-to-use asset of approximately $14.1 million, which is included in Other assets in the accompanying consolidated balance sheets, represents all operating leases in which the Company is a lessee. As of September 30, 2024, the Company’s weighted average remaining lease term is approximately 35.0 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.2%. Rent expense under the Company’s ground leases was approximately $440,000 and $421,000 for the three months ended September 30, 2024 and 2023, respectively, and approximately $1.3 million for both the nine months ended September 30, 2024 and 2023.

The following table represents a reconciliation of the Company’s undiscounted future minimum annual lease payments under operating leases to the lease liability as of September 30, 2024 (in thousands):

Operating Leases
Remaining 2024	$338
2025	1,357
2026	1,376
2027	1,404
2028	1,432
Thereafter	27,440
Total undiscounted future minimum lease payments	33,347
Future minimum lease payments, discount	(17,465)
Lease liability	$15,882

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

11. Related Party Transactions

The Company has entered into several lease agreements with an officer of the Company, whereby pursuant to the lease agreements, the Company is provided the use of storage space. For the three months ended September 30, 2024 and 2023, the Company incurred approximately $25,000 and $24,000, respectively, of expenses relating to the agreements. For the nine months ended September 30, 2024 and 2023, the Company incurred approximately $74,000 and $71,000, respectively, of expenses relating to the agreements. These expenses were included in General and administrative expenses in the accompanying consolidated statements of operations and comprehensive income.

12. Subsequent Events

On October 22, 2024, the Company’s board of directors declared a cash dividend on its common stock and a distribution on the Operating Partnership’s OP Units of $0.15 per share and per OP Unit, payable on January 10, 2025 to holders of record on December 20, 2024.

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

ROIC commenced operations in October 2009 as a fully integrated and self-managed REIT, and as of September 30, 2024, ROIC owned an approximate 95.3% partnership interest and other limited partners owned the remaining approximate 4.7% partnership interest in the Operating Partnership. ROIC specializes in the acquisition, ownership and management of necessity-based community and neighborhood shopping centers on the west coast of the United States, anchored by supermarkets and drugstores.

As of September 30, 2024, the Company’s portfolio consisted of 94 properties (93 retail and one office) totaling approximately 10.6 million square feet of gross leasable area (“GLA”). As of September 30, 2024, the Company’s retail portfolio, excluding one shopping center that is currently planned for redevelopment and is no longer being managed as a retail asset, was approximately 97.1% leased. During the nine months ended September 30, 2024, the Company leased or renewed a total of approximately 1.2 million square feet in its portfolio. The Company has committed approximately $13.3 million, or $48.93 per square foot, in tenant improvements, including building and site improvements, for new leases that occurred during the nine months ended September 30, 2024. The Company has committed approximately $1.0 million, or $3.72 per square foot, in leasing commissions, for new leases that occurred during the nine months ended September 30, 2024. The Company has committed approximately $3.6 million, or $3.76 per square foot, in tenant improvements, including building and site improvements, for renewed leases that occurred during the nine months ended September 30, 2024. Leasing commission commitments for renewed leases were not material for the nine months ended September 30, 2024.

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

Results of Operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the three months ended September 30, 2024 and 2023 (in thousands):

		Three Months Ended September 30,
		2024	2023
Operating income per GAAP		$53,858	$26,927
Plus:	Depreciation and amortization	25,918	27,050
	General and administrative expenses	5,959	5,492
	Other expense	158	157
Less:	Gain on sale of real estate	(26,656)	—
Property operating income		$59,237	$59,626

The following comparison for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, makes reference to the effect of the same-center properties. Same-center properties, which totaled 90 of the Company’s 94 properties as of September 30, 2024, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate headquarters and one property that is currently planned for redevelopment and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2024 related to the 90 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2024 and 2023 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended September 30, 2024
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$32,238	$21,620	$53,858
Plus:	Depreciation and amortization	24,475	1,443	25,918
	General and administrative expenses (1)	—	5,959	5,959
	Other expense (1)	—	158	158
Less:	Gain on sale of real estate	—	(26,656)	(26,656)
Property operating income		$56,713	$2,524	$59,237
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the three months ended September 30, 2023 related to the 90 same-center properties owned by the Company during the entirety of both the three months ended September 30, 2024 and 2023 and consolidated into the Company’s financial statements during such periods (in thousands):

		Three Months Ended September 30, 2023
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$31,490	$(4,563)	$26,927
Plus:	Depreciation and amortization	26,204	846	27,050
	General and administrative expenses (1)	—	5,492	5,492
	Other expense (1)	—	157	157
Property operating income		$57,694	$1,932	$59,626
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the three months ended September 30, 2024, the Company generated property operating income of approximately $59.2 million compared to property operating income of approximately $59.6 million generated during the three months ended September 30, 2023, representing a decrease of approximately $389,000. The property operating income for the 90 same-center properties decreased approximately $981,000 primarily due to a decrease in early lease termination fee and lease settlement income received during the three months ended September 30, 2024, offset by an increase in base rents driven by contractual rent increases and re-leasing spreads during the three months ended September 30, 2024. The property operating income for the non same-center properties increased approximately $592,000 primarily due to the timing of acquisitions and dispositions during 2024 as compared to 2023.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the three months ended September 30, 2024 of approximately $25.9 million compared to approximately $27.1 million incurred during the three months ended September 30, 2023.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $6.0 million during the three months ended September 30, 2024 compared to approximately $5.5 million incurred during the three months ended September 30, 2023. General and administrative expenses increased approximately $467,000 primarily as a result of an increase in compensation-related expenses during the three months ended September 30, 2024.

Gain on sale of real estate

On July 17, 2024, the Company sold the property known as Marketplace Del Rio, a shopping center located in Oceanside, California. The sales price of $56.6 million, less costs to sell, resulted in net proceeds of approximately $54.9 million. The Company recorded a gain on sale of real estate of approximately $22.2 million during the three months ended September 30, 2024 related to this property disposition. On August 27, 2024, the Company sold the property known as PCC Community Markets Plaza, a single tenant property located in Edmonds, Washington. The sales price of approximately $12.2 million, less costs to sell, resulted in net proceeds of approximately $11.5 million. The Company recorded a gain on sale of real estate of approximately $4.4 million during the three months ended September 30, 2024 related to this property disposition. There were no property sales during the three months ended September 30, 2023.

Interest expense and other finance expenses

The Company incurred interest expense of approximately $19.9 million during the three months ended September 30, 2024 compared to approximately $18.0 million incurred during the three months ended September 30, 2023. Interest expense increased approximately $1.9 million primarily due to the net increase in interest expense incurred on the Company’s Senior Notes and an increase in the amounts outstanding under the credit facility as compared to the three months ended September 30, 2023.

Results of Operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Property Operating Income

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to consolidated property operating income for the nine months ended September 30, 2024 and 2023 (in thousands):

		Nine Months Ended September 30,
		2024	2023
Operating income per GAAP		$112,284	$80,732
Plus:	Depreciation and amortization	78,518	77,280
	General and administrative expenses	17,323	16,588
	Other expense	815	811
Less:	Gain on sale of real estate	(26,656)	—
Property operating income		$182,284	$175,411

The following comparison for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, makes reference to the effect of the same-center properties. Same-center properties, which totaled 90 of the Company’s 94 properties as of September 30, 2024, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate headquarters and one property that is currently planned for redevelopment and is no longer being managed as a retail asset.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2024 related to the 90 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2024 and 2023 and consolidated into the Company’s financial statements during such periods (in thousands):

		Nine Months Ended September 30, 2024
		Same-Center	Non Same-Center	Total
Operating income per GAAP		$101,024	$11,260	$112,284
Plus:	Depreciation and amortization	74,062	4,456	78,518
	General and administrative expenses (1)	—	17,323	17,323
	Other expense (1)	—	815	815
Less:	Gain on sale of real estate	—	(26,656)	(26,656)
Property operating income		$175,086	$7,198	$182,284
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

The table below provides a reconciliation of consolidated operating income, in accordance with GAAP, to property operating income for the nine months ended September 30, 2023 related to the 90 same-center properties owned by the Company during the entirety of both the nine months ended September 30, 2024 and 2023 and consolidated into the Company’s financial statements during such periods (in thousands):

		Nine Months Ended September 30, 2023
		Same-Center	Non Same-Center	Total
Operating income (loss) per GAAP		$95,671	$(14,939)	$80,732
Plus:	Depreciation and amortization	74,862	2,418	77,280
	General and administrative expenses (1)	—	16,588	16,588
	Other expense (1)	—	811	811
Property operating income		$170,533	$4,878	$175,411
______________________
(1)For illustration purposes, general and administrative expenses and other expense are included in non same-center because the Company does not allocate these types of expenses between same-center and non same-center properties.

During the nine months ended September 30, 2024, the Company generated property operating income of approximately $182.3 million compared to property operating income of approximately $175.4 million generated during the nine months ended September 30, 2023, representing an increase of approximately $6.9 million. The property operating income for the 90 same-center properties increased approximately $4.6 million primarily due to the accelerated recognition of a below-market lease intangible liability during the nine months ended September 30, 2024 of approximately $4.2 million resulting from an anchor lease that expired, an increase in base rents driven by contractual rent increases and re-leasing spreads and a decrease in estimated uncollectible revenue during the nine months ended September 30, 2024. These fluctuations were offset by a decrease in early lease termination fee and lease settlement income received and a decrease in straight-line rental income during the nine months ended September 30, 2024. The property operating income for the non same-center properties increased approximately $2.3 million primarily due to the timing of acquisitions and dispositions during 2024 as compared to 2023.

Depreciation and amortization

The Company incurred depreciation and amortization expenses during the nine months ended September 30, 2024 of approximately $78.5 million compared to approximately $77.3 million incurred during the nine months ended September 30, 2023.

General and administrative expenses

The Company incurred general and administrative expenses of approximately $17.3 million during the nine months ended September 30, 2024 compared to approximately $16.6 million during the nine months ended September 30, 2023. General and administrative expenses increased approximately $735,000 primarily as a result of an increase in compensation-related expenses during the nine months ended September 30, 2024.

Gain on sale of real estate

On July 17, 2024, the Company sold the property known as Marketplace Del Rio, a shopping center located in Oceanside, California. The sales price of $56.6 million, less costs to sell, resulted in net proceeds of approximately $54.9 million. The Company recorded a gain on sale of real estate of approximately $22.2 million during the nine months ended September 30, 2024 related to this property disposition. On August 27, 2024, the Company sold the property known as PCC Community Markets Plaza, a single tenant property located in Edmonds, Washington. The sales price of approximately $12.2 million, less costs to sell, resulted in net proceeds of approximately $11.5 million. The Company recorded a gain on sale of real estate of approximately $4.4 million during the nine months ended September 30, 2024 related to this property disposition. There were no property sales during the nine months ended September 30, 2023.

Interest expense and other finance expenses

The Company incurred interest expense during the nine months ended September 30, 2024 of approximately $58.9 million compared to approximately $52.6 million during the nine months ended September 30, 2023. Interest expense increased approximately $6.3 million during the nine months ended September 30, 2024 primarily due to the net increase in interest expense incurred on the Company’s Senior Notes and an increase in the amounts outstanding under the credit facility as compared to the nine months ended September 30, 2023.

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

The table below provides a reconciliation of net income applicable to stockholders in accordance with GAAP to FFO for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to ROIC	$32,128	$8,428	$50,512	$26,499
Plus: Depreciation and amortization	25,918	27,050	78,518	77,280
Less: Gain on sale of real estate	(26,656)	—	(26,656)	—
Funds from operations – basic	31,390	35,478	102,374	103,779
Net income attributable to non-controlling interests	1,797	501	2,877	1,644
Funds from operations – diluted	$33,187	$35,979	$105,251	$105,423

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

Same-Center Cash NOI

The table below provides a reconciliation of same-center cash NOI to consolidated operating income in accordance with GAAP for the three and nine months ended September 30, 2024 and 2023. The table makes reference to the effect of the same-center properties. Same-center properties, which totaled 90 of the Company’s 94 properties for both the three and nine months ended September 30, 2024, represent all operating properties owned by the Company during the entirety of both periods presented and consolidated into the Company’s financial statements during such periods, except for the Company’s corporate headquarters and one property that is currently planned for redevelopment and is no longer being managed as a retail asset (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP operating income	$53,858	$26,927	$112,284	$80,732
Depreciation and amortization	25,918	27,050	78,518	77,280
General and administrative expenses	5,959	5,492	17,323	16,588
Other expense	158	157	815	811
Gain on sale of real estate	(26,656)	—	(26,656)	—
Straight-line rent	177	(362)	(246)	(1,688)
Amortization of above-market and below-market rent, net	(2,644)	(2,118)	(11,965)	(7,591)
Property revenues and other expenses (1)	(174)	196	(89)	(428)
Total Company cash NOI	56,596	57,342	169,984	165,704
Non same-center cash NOI	(2,344)	(1,901)	(6,711)	(4,770)
Same-center cash NOI	$54,252	$55,441	$163,273	$160,934
______________________
(1)Includes anchor lease termination fees, net of contractual amounts, if any, expense and recovery adjustments related to prior periods and other miscellaneous adjustments.

During the three months ended September 30, 2024, the Company generated same-center cash NOI of approximately $54.3 million compared to approximately $55.4 million generated during the three months ended September 30, 2023, representing a 2.1% decrease. This decrease is primarily due to a decrease in early lease termination fee and lease settlement income received during the three months ended September 30, 2024, offset by an increase in base rents driven by contractual rent increases and re-leasing spreads during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company generated same-center cash NOI of approximately $163.3 million compared to same-center cash NOI of approximately $160.9 million generated during the nine months ended September 30, 2023, representing a 1.5% increase. This increase is primarily due to an increase in base rents driven by contractual rent increases and re-leasing spreads and a decrease in estimated uncollectible revenue during the nine months ended September 30, 2024, offset by a decrease in early lease termination fee and lease settlement income received during the nine months ended September 30, 2024.

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

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if it were vacant. Above-market and below-market lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The value of the above-market and below-market leases associated with the original lease term and option period, if applicable, is amortized to Rental revenue over the terms of the respective leases including applicable option periods. The value of in-place leases is amortized to Depreciation and amortization expense over the remaining non-cancellable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.

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

Asset Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to aggregate future net cash flows (undiscounted and without interest) expected to be generated by the asset. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value. Management does not believe that the value of any of the Company’s real estate investments was impaired at September 30, 2024 or December 31, 2023.

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

During the nine months ended September 30, 2024, the Company’s primary source of cash was distributions from the Operating Partnership. As of September 30, 2024, the Company has determined that it has adequate working capital to meet its dividend funding obligations for the next twelve months.

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

During the nine months ended September 30, 2024, ROIC did not sell any shares under the Sales Agreement.

For the nine months ended September 30, 2024, dividends paid to stockholders totaled approximately $57.6 million. Additionally, for the nine months ended September 30, 2024, distributions paid from the Operating Partnership to the non-controlling interest holders of OP Units (“OP Unitholders”) totaled approximately $3.3 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $121.7 million. For the nine months ended September 30, 2023, dividends paid and payable to stockholders totaled approximately $57.6 million. Additionally, for the nine months ended September 30, 2023, distributions paid and payable from the Operating Partnership to the OP Unitholders totaled approximately $3.7 million. On a consolidated basis, cash flows from operations for the same period totaled approximately $124.3 million.

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

During the nine months ended September 30, 2024, the Operating Partnership’s primary sources of cash were cash flows from operations, proceeds from the sale of real estate, and proceeds from borrowings under the credit facility. As of September 30, 2024, the Operating Partnership has determined that it has adequate working capital to meet its debt obligations and operating expenses for the next twelve months.

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

As of September 30, 2024, $200.0 million and $135.0 million were outstanding under the term loan and credit facility, respectively. The weighted average interest rate on the term loan during both the three and nine months ended September 30, 2024 was 6.4%. As discussed in Note 9 of the accompanying consolidated financial statements, the Operating Partnership has historically used interest rate swaps to manage its interest rate risk. The Company’s two interest rate swaps matured effective August 31, 2024, and accordingly, the interest rate on a portion of the term loan was no longer effectively fixed and outstanding borrowings under the term loan became subject to a variable interest rate, as detailed above, effective September 1, 2024. The weighted average interest rate on the credit facility during both the three and nine months ended September 30, 2024 was 6.3%. The Operating Partnership had no amounts available to borrow under the term loan at September 30, 2024. The Operating Partnership had approximately $465.0 million available to borrow under the credit facility at September 30, 2024.

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

The Operating Partnership’s debt agreements contain customary representations, financial and other covenants, and its ability to borrow under these agreements is subject to its compliance with financial covenants and other restrictions on an ongoing basis. The Operating Partnership was in compliance with such covenants at September 30, 2024.

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

The Company has investment grade credit ratings from Moody’s Investors Service (Baa2), S&P Global Ratings (BBB-) and Fitch Ratings (BBB).

Cash Flows

The following table summarizes, for the periods indicated, selected items in the Company’s consolidated statements of cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net Cash Provided by (Used in):
Operating Activities	$121,670	$124,258
Investing Activities	$(37,612)	$(32,491)
Financing Activities	$(31,138)	$108,286

Net Cash Flows from:

Operating Activities

Net cash flows provided by operating activities amounted to approximately $121.7 million in the nine months ended September 30, 2024, compared to approximately $124.3 million in the comparable period in 2023. This decrease of approximately $2.6 million during the nine months ended September 30, 2024 is primarily related to an increase in interest expense and the timing of collections and payments of working capital accounts.

Investing Activities

Net cash flows used in investing activities amounted to approximately $37.6 million in the nine months ended September 30, 2024, compared to approximately $32.5 million in the comparable period in 2023. This increase of approximately $5.1 million for the nine months ended September 30, 2024 is primarily due to the increase in investments in real estate of approximately $71.1 million, offset by the increase in proceeds from the sale of real estate of approximately $66.4 million.

Financing Activities

Net cash flows used in financing activities amounted to approximately $31.1 million in the nine months ended September 30, 2024, compared to net cash flows provided by financing activities of approximately $108.3 million in the comparable period in 2023. This increase in cash flows used in financing activities of approximately $139.4 million for the nine months ended September 30, 2024 is primarily due to the decrease in proceeds from the issuance of unsecured senior notes of approximately $348.3 million, an increase in principal repayments on mortgages of approximately $26.0 million related to the Fullerton Crossroads mortgage note repayment and an increase in dividends and distributions paid to common stockholders and OP Unitholders of approximately $20.7 million. These fluctuations were offset by the net borrowings on the credit facility of $60.0 million during the nine months ended September 30, 2024, compared to the net pay downs on the credit facility of $88.0 million in the comparative period in 2023, the paydown on the term loan of $100.0 million in 2023 and a decrease in deferred financing costs of approximately $7.9 million related to the Credit Facility Agreement and issuance of Senior Notes.

Material Cash Requirements

The following table represents the Company’s known contractual and other short-term (i.e., the next twelve months) and long-term (i.e., beyond the next twelve months) obligations as of September 30, 2024 (in thousands):

	Short-Term	Long-Term	Total
Material cash requirements:
Mortgage Note Payable Principal	$731	$32,787	$33,518
Mortgage Note Payable Interest	1,194	97	1,291
Term loan (1)	200,000	—	200,000
Credit facility (2)	—	135,000	135,000
Senior Notes Due 2028 (3)	23,625	432,688	456,313
Senior Notes Due 2027 (3)	10,475	276,188	286,663
Senior Notes Due 2026 (3)	7,900	207,900	215,800
Senior Notes Due 2024 (4)	255,000	—	255,000
Operating lease obligations	1,355	31,992	33,347
Total	$500,280	$1,116,652	$1,616,932
__________________

(1)The floating rate term loan accrues interest at the current rate of 6.3% as of September 30, 2024.
(2)The floating rate credit facility accrues interest at the current rate of 6.1% as of September 30, 2024.
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

The Company has committed approximately $16.9 million and $1.1 million in tenant improvements (including building and site improvements) and leasing commissions, respectively, for the new leases and renewals that occurred during the nine months ended September 30, 2024.

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

As of September 30, 2024, the Company had $335.0 million of variable rate debt outstanding. The Company has historically used fixed-rate debt and interest rate swaps to manage its interest rate risk. As discussed in Note 9 of the accompanying consolidated financial statements, the Company’s two interest rate swaps matured effective August 31, 2024, and accordingly, the interest rate on a portion of the term loan was no longer effectively fixed and outstanding borrowings under the term loan became subject to a variable interest rate effective September 1, 2024. As of September 30, 2024, the variable interest rates on the outstanding borrowings under the term loan and credit facility were 6.3% and 6.1%, respectively.

A 100 basis-point increase in short-term interest rates would have increased the Company’s interest expense by approximately $1.6 million for the nine months ended September 30, 2024 (after giving effect to the impact of the interest rate swaps which effectively fixed the interest rate on a portion of borrowings under the term loan at approximately 5.4% during the period from January 1, 2024 through August 31, 2024).

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

During the nine months ended September 30, 2024, there was no change in ROIC’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, ROIC’s internal control over financial reporting.

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

During the nine months ended September 30, 2024, there was no change in the Operating Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation pending or threatened against us, other than routine litigation arising out of the ordinary course of business or which is expected to be covered by insurance and not expected to harm our business, financial condition or results of operations.

Item 1A. Risk Factors

See our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to our risk factors during the nine months ended September 30, 2024.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (and contained in Exhibit 101).
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

RETAIL OPPORTUNITY INVESTMENTS CORP.	RETAIL OPPORTUNITY INVESTMENTS PARTNERSHIP, LP, by Retail Opportunity Investments GP, LLC, its sole general partner

Registrant	Registrant

/s/ Stuart A. Tanz	/s/ Stuart A. Tanz
Name: Stuart A. Tanz	Name: Stuart A. Tanz
Title: Chief Executive Officer	Title: Chief Executive Officer

Date: October 23, 2024	Date: October 23, 2024

/s/ Michael B. Haines	/s/ Michael B. Haines
Name: Michael B. Haines	Name: Michael B. Haines
Title: Chief Financial Officer	Title: Chief Financial Officer

Date: October 23, 2024	Date: October 23, 2024